Form 10-Q
period 2005-09-30
GENOMIC HEALTH INC
filed 2005-11-14
CIK 1131324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
or

☐	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 000-51541
GENOMIC HEALTH, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0552594
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
301 Penobscot Drive
Redwood City, California 94063
(Address of principal executive offices, including Zip Code)
(650) 556-9300
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.
YES ☐       NO ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).
YES ☐       NO ☑
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
YES ☐      NO ☑
     The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 24,469,458 as of October 31, 2005.

GENOMIC HEALTH, INC.
INDEX

PART 1: FINANCIAL INFORMATION
Item 1. Financial Statements
GENOMIC HEALTH, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

			Pro Forma
	September 30,	December 31,	September 30,
	2005	2004	2005
	(Unaudited)		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,227	$38,275	$73,002
Prepaid expenses and other current assets	3,347	901	1,205
Employee note receivable — current portion	56	75	56

Total current assets	20,630	39,251	74,263
Employee note receivable — long-term portion	—	38	—
Property and equipment, net	2,958	2,116	2,958
Restricted cash	500	—	500
Other assets	151	133	151

Total assets	$24,239	$41,538	$77,872

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$929	$1,101	$929
Accrued compensation	763	603	763
Accrued expenses and other current liabilities	1,784	776	1,784
Notes payable — current portion	925	—	925
Deferred revenues	200	—	200

Total current liabilities	4,601	2,480	4,601
Notes payable — long-term portion	2,594	—	2,594
Convertible preferred stock, $0.0001 par value; 101,216,958 shares authorized, 48,480,819 and 48,480,819 shares issued and outstanding at September 30, 2005 (unaudited) and December 31, 2004, respectively; no shares issued or outstanding pro forma; Aggregate liquidation preference of $103,599, $103,599 and $0 at September 30, 2005 (unaudited), December 31, 2004 and pro forma at September 30, 2005, respectively.	103,212	103,212	—
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 105,000,000 shares authorized, 7,150,819 and 1,875,637 shares issued and outstanding at September 30, 2005 (unaudited) and December 31, 2004, respectively; 24,051,036 shares issued and outstanding pro forma (unaudited) at September 30, 2005;	1	—	2
Additional paid-in capital	61,152	4,124	162,221
Receivable from initial public offering	(55,775)	—	—
Deferred stock-based compensation	(3,581)	(3,456)	(3,581)
Accumulated deficit	(87,965)	(64,822)	(87,965)

Total stockholders’ equity (deficit)	(86,168)	(64,154)	70,677

Total liabilities and stockholders’ equity (deficit)	$24,239	$41,538	$77,872

See accompanying notes.

GENOMIC HEALTH, INC.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Product revenues	$1,376	$67	$2,960	$100
Contract revenues	216	100	316	100

Total revenues	1,592	167	3,276	200
Operating expenses:
Cost of product revenues	1,647	343	4,520	1,274
Research and development	2,341	2,422	6,971	7,604
Selling and marketing	3,390	2,301	10,805	6,750
General and administrative	1,724	856	4,511	2,689

Total operating expenses	9,102	5,922	26,807	18,317

Loss from operations	(7,510)	(5,755)	(23,531)	(18,117)
Interest income	156	83	549	205
Interest expense	(91)	(1)	(162)	(4)
Other (expense) income, net	—	—	—	(20)

Net loss	$(7,445)	$(5,673)	$(23,144)	$(17,936)

Basic and diluted net loss per share	$(3.55)	$(3.24)	$(11.79)	$(10.50)

Shares used in computing basic and diluted net loss per share	2,095,858	1,750,427	1,963,384	1,707,652

Pro forma basic and diluted net loss per share	$(0.39)	$(0.36)	$(1.23)	$(1.18)

Shares used to compute pro forma basic and diluted net loss per share	18,990,089	15,893,322	18,855,192	15,232,841

See accompanying notes.

GENOMIC HEALTH, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Operating activities
Net loss	$(23,144)	$(17,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,106	732
Amortization of deferred stock-based compensation	792	59
Non-employee stock-based compensation expense	91	31
Gain (loss) on disposal of property and equipment	(31)	20
Changes in assets and liabilities:
Employee note receivable (payable)	57	(131)
Prepaid expenses and other current assets	(2,446)	(275)
Other assets	(18)	—
Accounts payable	(172)	(255)
Accrued expenses and other liabilities	1,008	299
Accrued compensation	160	50
Deferred revenues	200	—

Net cash used in operating activities	(22,397)	(17,406)

Investing activities
Purchase of property and equipment	(1,917)	(1,394)
Restricted cash	(500)	50

Net cash used in investing activities	(2,417)	(1,344)

Financing activities
Proceeds from (repayment of) long-term debt due to related party	—	(120)
Proceeds from notes payable	3,705	—
Principal payments of notes payable	(186)	—
Net proceeds from issuance of common stock	247	90
Net proceeds from issuance of convertible preferred stock	—	29,919

Net cash provided by financing activities	3,766	29,889

Net increase (decrease) in cash and cash equivalents	(21,048)	11,139
Cash and cash equivalents at the beginning of period	38,275	11,062

Cash and cash equivalents at the end of period	$17,227	$22,201

Supplemental disclosure of cash flow information
Cash paid for interest	$162	$4

See accompanying notes.

GENOMIC HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
     Genomic Health, Inc. (the “Company”) was incorporated in Delaware in August 2000. The Company was organized to deliver individualized genomic information to patients and their physicians to improve the quality of treatment decisions for patients with cancer.
     Since the Company’s inception in 2000, the focus of its operations has consisted principally of the development of initial products, raising capital, establishing facilities and recruiting personnel. In January 2004, the Company commercialized its first product, Oncotype DX, a genomic test used to quantify the likelihood of recurrence in early stage breast cancer. The Company has incurred significant losses and expects to incur additional losses in the foreseeable future as commercial and development efforts continue.
     Initial Public Offering
     On October 4, 2005, the Company completed an initial public offering of 5,016,722 shares of its common stock at $12.00 per share. Net proceeds from the offering after deducting underwriting discounts and commissions but before expenses were $55.8 million. On the closing of the Company’s initial public offering on October 4, 2005, all of the convertible preferred stock outstanding automatically converted into 16,160,273 shares of common stock. Convertible preferred stock at September 30, 2005 is reported outside stockholders’ equity until converted. The summary balance sheet for the quarter ended September 30, 2005 furnished with our Current Report on Form 8-K dated November 3, 2005, included the value of our convertible preferred stock as a component of stockholders’ equity.
     An additional $5.0 million was raised on October 4, 2005, through the private sale of 416,666 shares of common stock to Incyte Corporation, a related party.
     Reverse Stock Split
     On September 23, 2005, the Company effected a 1-for-3 reverse stock split of its common stock. All common share and per share amounts have been retroactively restated in the accompanying consolidated financial statements and notes for all periods presented.
     Dividend
     On September 8, 2005, the board of directors of the Company declared a conditional dividend of 791,210 shares of common stock, which was allocated upon the closing of the Company’s initial public offering on a pro rata basis to all of the Company’s stockholders and option holders of record as of September 28, 2005. The Company issued 740,030 shares to its stockholders pursuant to this dividend at the closing of the initial public offering on October 4, 2005, less an aggregate of 86 shares for which cash will be paid in lieu of fractional interests, and the number of shares underlying outstanding stock options were increased by approximately 51,080 shares, less any fractional shares resulting from such adjustment. The dividend has been included in the pro forma net loss per share in the accompanying consolidated financial statements.

     Basis of Presentation
     The accompanying unaudited consolidated financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2005 have been prepared on the same basis as the annual financial statements. The unaudited consolidated balance sheet as of September 30, 2005 and consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004 and the consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended September 30, 2005 are not necessarily indicative of results to be expected for the year ended December 31, 2005 or for any future interim period. The consolidated balance sheet at December 31, 2004 has been derived from audited statements. However, it does not include all of the information and notes required by accounting principles generally accepted in the United States for complete consolidated financial statements. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Registration Statement on Form S-1, as amended, which was declared effective by the Securities and Exchange Commission on September 28, 2005.
     Unaudited Pro Forma Information
     The unaudited pro forma information assumes all of the convertible preferred stock outstanding automatically converted into 16,160,273 shares of common stock on October 4, 2005, the closing of the Company’s initial public offering, the net proceeds from the offering (after deducting underwriting commissions and offering expenses) are delivered to the Company, and the issuance of the dividend on October 4, 2005.
     Stock-based Compensation
     As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, the Company has elected to follow Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for stock option grants to employees using the intrinsic value method and to disclose the pro forma effect of SFAS 123. The information regarding net loss and net loss per share prepared in accordance with SFAS 123 has been determined as if the Company had accounted for employee stock options under the fair value method prescribed by SFAS 123 and the net loss per share method under SFAS 148. The resulting effect on net loss and net loss per share pursuant to SFAS 123 is not likely to be representative of the effects in future years, due to subsequent years including additional grants and years of vesting.
     The Company estimated the fair value of these options at the date of grant using the Black-Scholes option valuation model. The weighted average fair values and the assumptions used in calculating such values during each fiscal period are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Volatility factor	96%	80%	84%	80%
Average risk-free interest rate	4.0%	2.2%	4.0%	2.1%
Dividend yield	0%	0%	0%	0%
Expected life of options	4 years	4 years	4 years	4 years
Weighted-average grant date fair values	$7.89	$4.24	$8.13	$3.40

     In connection with the grant of certain stock options to employees the Company recorded deferred stock compensation within stockholders’ equity (deficit) of $989,000 and $71,000 during the three months ended September 30, 2004 and 2005 respectively, and $1.1 million and $916,000 for the nine months ended September 30, 2004 and 2005, respectively. This represents the difference between the reassessed fair value of common stock and the option exercise price at the date of grant. Such amounts will be amortized over the vesting period of the applicable options on a straight-line basis. The Company recorded employee stock-based compensation expense of $50,000 and $282,000 for the three months ended September 30, 2004 and 2005, respectively, and $59,000 and $792,000 for the nine months ended September 30, 2004 and 2005, respectively. The expected future amortization expense under APB 25 for deferred stock-based compensation for stock options granted through September 30, 2005, is as follows (in thousands):

Years Ending December 31,
2005 (remainder of the year)	$284
2006	1,135
2007	1,135
2008	944
2009	83

$3,581

     For purposes of disclosures pursuant to SFAS 123, as amended by SFAS 148, the estimated fair value of options is amortized to expense straight-line over the options’ vesting period. The following table shows the pro forma effect on net loss and net loss per common share if the fair value provisions of SFAS 123 had been applied (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Net loss — as reported	$(7,445)	$(5,673)	$(23,144)	$(17,936)
Add: Total stock-based employee compensation expense included in net loss	282	50	792	59

Deduct: Total stock-based employee compensation expense determined under the fair-value based method for all awards	(371)	(80)	(1,008)	(143)

Pro forma net loss	$(7,534)	$(5,703)	$(23,360)	$(18,020)

Net loss per share:
Basic and diluted, as reported	$(3.55)	$(3.24)	$(11.79)	$(10.50)

Basic and diluted, pro forma	$(3.59)	$(3.26)	$(11.90)	$(10.55)

     Equity instruments granted to nonemployees are valued using the Black-Scholes method and accounted for as prescribed by SFAS 123 and Emerging Issues Task Force Consensus No. 96-18, Accounting for Equity Instruments that Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and will be subject to periodic revaluation over their vesting terms.

     Recently Issued Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) is effective for public companies for the first interim or annual period beginning after June 15, 2005, supersedes APB 25, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123, however, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company beginning January 1, 2006.
     Under SFAS 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive adoption option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123(R), while the retroactive method would record compensation expense for all unvested stock options beginning with the first period restated.
     The Company is evaluating the requirements of SFAS 123(R) and expects that its adoption will have a material impact on the Company’s consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123(R), and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.
     In June 2005, the EITF reached a consensus on Issue No, 05-06, “Determining the Amortization Period for Leasehold Improvements” (EITF 05-06). EITF 05-06 provides guidance for determining the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease, collectively referred to as subsequently acquired leasehold improvements. EITF 05-06 provides that the amortization period used for the subsequently acquired leasehold improvements to be lesser of (a) the subsequently acquired leasehold improvements’ useful lives, or (b) a period that reflects renewals that are reasonably acquired leasehold improvements purchased or acquired in periods beginning after the date of the FASB’s ratification, which was on June 29, 2005. The adoption of this standard is not expected to have a material impact on the Company’s consolidated balance sheet or statements of operations.
     Net Loss Per Share
     Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period without consideration for potential common shares. Diluted net loss per share is computed by dividing the loss by the weighted-average number of common shares outstanding for the period less the weighted average unvested common shares subject to repurchase and dilutive potential common shares for the period determined using the treasury-stock method. For purposes of this calculation, preferred stock and options to purchase stock are considered to be potential common shares and are only included in the calculation of diluted loss per share when their effect is dilutive.
     The unaudited pro forma basic and diluted loss per share calculations assume the conversion of all outstanding shares of preferred stock into shares of common stock using the as-if-converted method as of January 1, 2004 or the date of issuance, if later, and dividend distribution effected on October 4, 2005 at the closing of the initial public offering and declared by the Board of Directors on September 8, 2005.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands, except share and per share data)
	(Unaudited)
Historical
Numerator:
Loss applicable to common stockholders	$(7,445)	$(5,673)	$(23,144)	$(17,936)

Denominator:
Weighted-average common shares outstanding for basic and diluted loss per common share	2,095,858	1,750,427	1,963,384	1,707,652

Basic and diluted loss per share	$(3.55)	$(3.24)	$(11.79)	$(10.50)

Pro forma
Numerator:
Net loss	$(7,445)	$(5,673)	$(23,144)	$(17,936)

Denominator:
Shares used above	2,095,858	1,750,427	1,963,384	1,707,652
Pro forma adjustments to reflect conversion of preferred stock	16,160,273	13,528,378	16,160,273	12,936,213
Dividend on common stock following conversion of preferred stock upon closing of initial public offering	733,958	614,517	731,535	588,976

Shares used to compute pro forma basic and diluted net loss per share	18,990,089	15,893,322	18,855,192	15,232,841

Pro forma basic and diluted net loss per share	$(0.39)	$(0.36)	$(1.23)	$(1.18)

Historical outstanding dilutive securities not included in diluted net loss per share calculation
Preferred stock	16,160,273	13,528,378	16,160,273	12,936,213

Options to purchase common stock	1,265,313	921,281	1,265,313	921,281

	17,425,586	14,449,659	17,425,586	13,857,494

     Comprehensive Loss
     The Company displays comprehensive loss and its components as part of total stockholders’ equity (deficit). Comprehensive loss consists entirely of net loss.
Note 2. Commercial Technology and Licensing Agreements
     The Company is a party to various agreements under which it licenses technology on a nonexclusive basis in the field of human diagnostics. Access to these licenses enables the Company to process its laboratory tests for Oncotype DX. Payments under these agreements for the three months ended September 30, 2004 and 2005 and for the nine months ended September 30, 2004 and 2005 were $291,000, $11,000, $412,000 and $486,000, respectively, and were included in cost of product revenues.

Note 3. Commitments
     Notes Payable
     In March 2005, the Company entered into an arrangement to finance the acquisition of laboratory equipment, computer hardware and software, leasehold improvements and office equipment. In connection with this arrangement, the Company granted the lender a security interest in the assets purchased with the borrowed amounts. The Company cannot prepay any amounts owing under the arrangement until April 2006, at which point it can prepay all, but not part, of the amounts outstanding under the arrangement so long as it also pays a 6% premium on the outstanding principal balance. This premium is reduced to 5% of the outstanding principal balance in April 2007 and 4% of the outstanding principal balance in April 2008.
     As of September 30, 2005, the Company’s aggregate commitments under its financing arrangement were as follows (in thousands):

Annual
Payment
Amounts
(Unaudited)
Years Ending December 31, 2005 (remainder of the year)	$313
2006	1,251
2007	1,251
2008	1,108
2009	275

Total minimum payments	4,198
Less: interest portion	(679)

Present value of net minimum payments	3,519
Less: current portion of obligations	(925)

Long-term obligations	$2,594

     Leases
     In June 2001, the Company entered into a four-year sublease agreement for its current office and research facility. During 2003, the Company entered into an agreement to extend its sublease through May 31, 2005, wherein monthly rent beginning October 1, 2003, was modified to be $75,000 per month. The Company entered into an additional agreement to extend the term of the sublease agreement through February 28, 2006, wherein monthly rent beginning June 1, 2005 was modified to $40,000 per month. Additionally, as part of this 2005 agreement, the Company agreed to sublease additional adjacent premises effective February 8, 2005 through February 28, 2006 at a rate of $14,000 per month, with first and last monthly payments of $10,000 and $14,000, respectively. In September 2005, the Company entered into a non-cancelable lease directly with the facility owner that has a term of six years. When the Company’s existing sublease expires in February 2006, the new lease will apply to the existing 25,000 square feet of laboratory and office space the Company currently occupies. Under the new lease, the Company also leases approximately 23,000 square feet of additional space which the Company expects to occupy in March 2006 and will be required to make aggregate rent payments of $592,000 in 2006, $730,000 in 2007, $753,000 in 2008, $779,000 in 2009, $799,000 in 2010, $827,000 in 2011 and $139,000 in 2012.

     Future noncancelable commitments under operating leases at September 30, 2005, assuming additional space is occupied in March 2006, were as follows (in thousands):

Annual
Payment
Amounts
Years Ending December 31, 2005 (remainder of the year)	$164
2006	714
2007	739
2008	753
2009 and after	2,544

Total minimum payments	$4, 914

     Note 4. Convertible Preferred Stock
     Convertible Preferred Stock
     As of September 30, 2005, the Company was authorized to issue 101,216,958 shares of preferred stock in series, which shares were designated Series A, A-1, B, B-1, C, C-1, D, D-1, E and E-1 convertible preferred stock, collectively referred to as “preferred stock.”
     As of December 31, 2004 and September 30, 2005, the convertible preferred stock consisted of the following (in thousands, except share and per share data):

		Shares	Per Share		Aggregate
	Designated	Issued and	Liquidation	Carrying	Liquidation
Series	Shares	Outstanding	Preference	Amount	Preference
Series A	7,935,000	7,935,000	$1.00	$7,917	$7,935
Series A-1	7,935,000	—	$1.00	—	—
Series B	15,675,674	15,675,674	$1.85	28,947	29,000
Series B-1	15,675,674	—	$1.85	—	—
Series C	2,252,252	2,252,252	$2.22	4,919	5,000
Series C-1	2,252,252	—	$2.22	—	—
Series D	4,073,913	4,073,913	$2.30	9,290	9,370
Series D-1	4,073,913	—	$2.30	—	—
Series E	20,671,640	18,543,980	$2.82	52,139	52,294
Series E-1	20,671,640	—	$2.82	—	—

	101,216,958	48,480,819		$103,212	$103,599

     In November 2000, January 2001, March 2001, March through November 2002, and February through December 2004 the Company completed private placements for the sale of 7,935,000, 15,675,674, 2,252,252, 4,073,913 and 18,543,980 shares of Series A, B, C, D and E convertible preferred stock, respectively, resulting in gross proceeds of $7.9 million, $29.0 million, $5.0 million, $9.4 million and $52.3 million, respectively.
     As of September 30, 2005, every three shares of Series A, B, C, D and E preferred stock was convertible into one share of common stock upon any of the following events:
•	with respect to shares held by any stockholder, at any time at the stockholder’s option;

•	automatically upon the closing of an underwritten public offering with aggregate offering proceeds not less than $20.0 million and a per share price not less than $11.40; and

•	upon agreement of the majority of holders of the outstanding shares of preferred stock voting as a single class, at the then-effective conversion price.
However, if the conversion occurred by reason of an agreement of the majority of holders of the outstanding shares of preferred stock in connection with an underwritten public offering with aggregate offering proceeds either less than $20.0 million or with a per share price less than $11.40, then every three shares of Series E preferred stock would have converted into 1.128 shares of common stock. If the Company’s initial public offering price of its common stock was less than $11.40 per share, it would have been necessary to record a charge relating to the beneficial conversion feature of the Company’s series E preferred stock.
     The conversion price of the Company’s preferred stock was subject to adjustment to prevent dilution in the event that the Company issued additional shares of preferred stock, common stock, or common stock equivalents at a purchase price less than the then-effective conversion price, provided, however, that without triggering antidilution adjustments, the Company could issue up to 2,500,000 shares of common stock that are reserved for issuance under the Company’s stock option plan to directors, officers, employees, or consultants, or it could issue shares in connection with a bona fide acquisition or other strategic transactions approved by the Board of Directors.
     Holders of preferred stock were entitled to noncumulative dividends of $0.08, $0.148, $0.177, $0.184 and $0.226 per share per annum for Series A, B, C, D and E, respectively, if and when declared by the Board of Directors (adjusted for any stock splits, stock dividends, recapitalization, or similar events). These dividends were to be paid in advance of any distributions to common stockholders. No dividends were declared through September 30, 2005.
     In the event of a liquidation, dissolution, or winding up of the Company, holders of Series A, B, C, D and E convertible preferred stock had a liquidation preference prior to payment to holders of common stock of $1.00, $1.85, $2.22, $2.30 and $2.82 per share, respectively, plus any declared but unpaid dividends.
     Preferred stockholders were entitled to the number of votes they would have upon conversion of their preferred stock into common stock on a record date.
     On October 4, 2005, immediately following consummation of the Company’s initial public offering, all of the outstanding shares of preferred stock converted into 16,160,273 shares of common stock. Because the per share price of common stock sold in the offering was greater than $11.40, the Company will not record a charge relating to the beneficial conversion feature of the series E preferred stock.
     Note. 5 Equity Incentive Plans
     2001 Stock Option Plan
     On January 2, 2001, the Company adopted the 2001 Stock Incentive Plan (the “2001 Plan”), under which incentive stock options and nonstatutory stock options were granted to employees, officers, and directors of, or consultants to, the Company and its affiliates prior to the closing of the Company’s initial public offering. Options granted under the 2001 Plan expire no later than 10 years from the date of grant.

     Summary of activity relating to the 2001 Plan is as follows:

		Outstanding Options
	Shares	Number	Weighted
	Available	of	Average
	for Grant	Shares	Exercise Price
Balance at December 31, 2004	580,981	1,368,566	$1.78

Options granted (unaudited)	(161,732)	161,732	$4.74
Options exercised (unaudited)	—	(258,561)	$0.96
Options canceled (unaudited)	6,424	(6,424)	$1.84

Balance at September 30, 2005 (unaudited)	425,673	1,265,313	$2.33

     The following table summarizes information concerning outstanding and exercisable options under the 2001 Plan as of September 30, 2005:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Exercise	Number	Years Remaining	Average	Number	Average
Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$0.60	35,000	5.33	$0.60	35,000	$0.60
$0.66	64,352	6.18	$0.66	28,210	$0.66
$0.69	101,144	6.64	$0.69	41,844	$0.69
$1.38	424,624	8.68	$1.38	84,564	$1.38
$3.00	538,429	9.28	$3.00	1,582	$3.00
$3.30	66,667	4.17	$3.30	—	—
$11.04	35,097	9.96	$11.04	—	—

	1,265,313			191,200

Following the closing of the Company’s initial public offering, no new options will be granted under the 2001 Plan.
     2005 Stock Incentive Plan
     On September 8, 2005, the Board of Directors approved the 2005 Stock Incentive Plan (the “2005 Plan”) that was later approved by the Company’s stockholders. The 2005 Plan became effective upon the closing of the Company’s initial public offering on October 4, 2005. The Company has reserved 5,000,000 shares of the Company’s common stock for issuance under the 2005 Plan. Pursuant to the 2005 Plan, stock options, restricted shares, stock units, and stock appreciation rights may be granted to employees, consultants, and outside directors of the Company. Options granted may be either incentive stock options or nonstatutory stock options.
     Stock options are governed by stock option agreements between the Company and recipients of stock options. Incentive stock options may be granted under the 2005 Plan at an exercise price of not less than 100% of the fair market value of the common stock on the date of grant, determined by the Compensation Committee of the Board of Directors. Nonstatutory stock options may be granted under the 2005 Plan at an exercise price of not less than 80% of the fair market value of the common stock on the date of grant, determined by the Compensation Committee of the Board of Directors. Options become exercisable and expire as determined by the Compensation Committee, provided that the term of incentive stock options may not exceed 10 years from the date of grant. Stock option agreements may provide for accelerated exercisability in the event of an optionee’s death, disability, or retirement or other events.

     Under the 2005 Plan, each outside director who joins the board after the effective date of the 2005 Plan will receive an automatic nonstatutory stock option grant that vests at a rate of 25% at the end of the first year, with the remaining balance vesting monthly over the next three years. On the first business day following the annual meeting of the Company’s stockholders, each outside director who is continuing board service and who was not initially elected to the board at the annual meeting will receive an additional nonstatutory stock option grant, which will vest in full immediately prior to the next annual meeting of the Company’s stockholders. Nonstatutory stock options granted to outside directors must have an exercise price equal to 100% of the fair market value of the common stock on the date of grant. Nonstatutory stock options terminate on the earlier of the day before the tenth anniversary of the date of grant or the date twelve months after termination of the outside director’s service as a member of the board of directors.
     Restricted shares, stock appreciation rights, and stock units granted under the 2005 Plan are governed by restricted stock agreements, SAR agreements, and stock unit agreements between the Company and recipients of the awards. Terms of the agreements are determined by the Compensation Committee.
     Deferred Stock-based Compensation
     During 2004, stock options were granted with exercise prices that were equal to the estimated fair value of the common stock on the date of grant as determined by the Board of Directors. Subsequent to the commencement of the initial public offering process, the Company reassessed the fair value of its common stock and determined that options granted from January 2004 through September 2005 were granted at exercise prices that were below the reassessed fair value of the common stock on the date of grant. Accordingly, deferred stock-based compensation of $3.6 million was recorded during 2004 in accordance with APB Opinion No. 25. In the nine months ended September 30, 2005, an additional $916,000 of deferred stock-based compensation was recorded. The deferred stock-based compensation will be amortized on a straight-line basis over the vesting period of the related awards, which is generally four years. The Company recorded stock-based compensation expense of $50,000 and $282,000 for the three months ended September 30, 2004 and 2005, respectively, and $59,000 and $792,000 for the nine months ended September 30, 2004 and 2005, respectively.
     Stock Options Granted to Nonemployees
     The Company grants options to consultants from time to time in exchange for services performed for the Company. During the three and nine months ended September 30, 2004 and 2005, the Company granted options to purchase 7,625, 0, 8,665 and 5,372 shares, respectively, of common stock to consultants. The fair value of these option grants was determined using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Volatility factor	100%	80%	80%	80%
Average risk-free interest rate	4.0%	2.0%	4.0%	2.0%
Dividend yield	0%	0%	0%	0%
Expected life of options	10 years	10 years	10 years	10 years
     In general, the options vest over the contractual period of the consulting arrangement and, therefore, the Company will revalue the options periodically and record additional compensation expense related to these options over the remaining vesting period. During the three months and nine months ended September 30, 2004 and 2005, compensation expense related to these options was $20,000, $33,000, $31,000, and $91,000, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
     The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q as of September 30, 2005 and our audited financial statements for the year ended December 31, 2004 included in our Registration Statement on Form S-1 previously filed with the SEC.
This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our expectation that, for the foreseeable future, substantially all of our revenues will be derived from Oncotype DX; our expectation that our research and development expense levels will remain high as we seek to enhance Oncotype DX and develop new products; our intention to expand capacity in our commercial laboratory; when we intend to occupy space under our new lease; our dependence on collaborative relationships; our compliance with federal, state and foreign regulatory requirements; our expectation that product revenues will grow; how we intend to spend our existing cash and cash equivalents; our plans to borrow additional amounts under existing or new financing arrangements; the regulation of Oncotype DX by the U.S. Food and Drug Administration; our plans to pursue reimbursement on a case-by-case basis; our ability, and expectations as to the amount of time it will take, to achieve successful reimbursement from third-party payors and government insurance programs; the factors that will drive broad market acceptance of our products and the establishment of coverage policies; the amount of future revenues that we may derive from Medicare; increases in patient and physician demand resulting from our direct sales approach; plans for enhancements of Oncotype DX to address different patient populations of breast cancer; plans for, and the timeframe for the development of, future products addressing multiple cancers; the outcome or success of clinical trials; the ability of genomics to change the diagnosis and treatment of diseases and provide significant economic benefits to the healthcare system; the capacity of our laboratory to process tests; the ability of our technology to screen increasing numbers of genes in tissue samples; our intellectual property and our strategies regarding filing additional patent applications to strengthen our intellectual property rights; our expected stock-based compensation expense in future periods; our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing; and anticipated trends and challenges in our business and the markets in which we operate
     Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as our ability to develop and commercialize new products; the risk of unanticipated delays in research and development efforts; the risk that we may not obtain reimbursement for our existing test and any future products we may develop; the risks and uncertainties associated with the regulation of our products by the U.S. Food and Drug Administration; the ability to compete against third parties; our ability to obtain capital when needed; our history of operating losses and the risks set forth under “Factors That May Affect Results.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
     In the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Results,” all references to “Genomic Health,” “we,” “us,” or “our” mean Genomic Health, Inc.
     The Genomic Health logo, Oncotype, Oncotype DX and Recurrence Score are trademarks or registered trademarks of Genomic Health, Inc. We also refer to trademarks of other corporations and organizations in this Report.

Business Overview
     We are a life science company focused on the development and commercialization of genomic-based clinical diagnostic tests for cancer that allow physicians and patients to make individualized treatment decisions. Our first test, Oncotype DX, is used for early stage breast cancer patients to predict the likelihood of cancer recurrence, the likelihood of patient survival within 10 years of diagnosis and the likelihood of chemotherapy benefit. All tumor samples are sent to our laboratory in Redwood City, California for analysis. Upon generation and delivery of a Recurrence Score report to the physician, we generally bill third-party payors for Oncotype DX. As of September 30, 2005, Oncotype DX has been ordered by over 1,900 physicians throughout the United States. The list price of our test is $3,460.
     We launched Oncotype DX in January 2004 and initially made sales to a select number of physicians in a few markets in the United States through a small direct sales force. Late in 2004 and continuing into 2005, we have experienced a significant increase in demand for Oncotype DX. In the year ended December 31, 2004, the three and nine months ended September 30, 2005, more than 500, more than 1,850 and more than 4,900 tests, respectively, were ordered by treating physicians. We believe this increase in demand resulted from the publication of our validation study in The New England Journal of Medicine and the presentation of our chemotheraphy benefit study at the San Antonio Breast Cancer Symposium, both of which occurred in December 2004. However, this increased demand for our product is not necessarily indicative of future growth rates, and we cannot assure you that this level of increased demand can be sustained. Moreover, we believe that each year we may experience decreased demand for our tests in the summer months of July and August, which may be attributed to physicians, surgeons and patients scheduling vacations during this time. As of September 30, 2005, our laboratory had the capacity to process up to 3,000 tests per quarter, and our current expansion plan contemplates that we will have capacity to process up to 4,000 tests per quarter by the end of 2005.
     We believe the key factors that will drive broader adoption of Oncotype DX will be acceptance by healthcare providers of its clinical benefits, demonstration of the cost-effectiveness of using our test, expanded reimbursement by third-party payors, expansion of our sales force and increased marketing efforts. Reimbursement of Oncotype DX by third-party payors is essential to our commercial success. In general, clinical laboratory testing services, when covered, are paid under various methodologies, including prospective payment systems and fee schedules. Reimbursement from payors depends upon whether a service is covered under the patient’s policy and if payment practices for the service have been established. As a relatively new test, Oncotype DX may be considered investigational by payors and not covered under current reimbursement policies. Until we reach agreement with an insurer on contract terms or establish a policy for payment of Oncotype DX, we expect to recognize revenue on a cash basis.
     Upon commercialization of Oncotype DX, we began working with third-party payors to establish reimbursement coverage policies. As of September 2005, several regional payors, including Harvard Pilgrim Health Care, Inc., Highmark Blue Cross and Premera Blue Cross had issued policies supporting reimbursement for our test. In addition, Kaiser Foundation Health Plan, Inc. has entered into a national clinical laboratory services agreement to reimburse us for Oncotype DX tests performed for their patients. Where policies are not in place, we pursue case-by-case reimbursement. We believe that as much as 20% of our future revenues may be derived from tests billed to Medicare. We are working with many payors, including Medicare, to establish policy-level reimbursement which, if in place, will allow us to recognize revenues upon submitting an invoice. We do not expect to recognize the majority of revenues in this manner until 2007, at the earliest.

     In July 2005 we signed a collaborative agreement with Bristol-Myers Squibb Company and ImClone Systems Incorporated to develop a genomic test to predict the likelihood of response to Erbitux in colorectal carcinoma. Erbitux is a targeted therapy currently approved for the treatment of metastatic colorectal carcinoma. The agreement provides for research funding support and milestone payments and gives us commercial rights to diagnostic tests that may result from the collaboration.
     In July 2005 we signed a collaborative agreement with National Surgical Adjuvant Breast and Bowel Project (NSABP) to begin work in colon cancer using our clinical development platform. This is the same group with which we conducted our successful clinical validation studies in breast cancer which led to our Oncotype DX product. The agreement requires certain payments to be made by us during the research and development period. If the collaboration results in a commercial product, additional payments will be due upon first commercial sale and during commercialization of the product.
     Since our inception, we have generated significant net losses. As of September 30, 2005, we had an accumulated deficit of $88.0 million. We incurred net losses of $7.4 million and $23.1 million in the three and nine months ended September 30, 2005. We expect our net losses to continue for at least the next several years. We anticipate that a substantial portion of our capital resources and efforts will be focused on research and development, both to develop additional tests for breast cancer and to develop products for other cancers, scale up our commercial organization, and other general corporate purposes. Our financial results will be limited by a number of factors, including establishment of coverage policies by third-party insurers and government payors, our ability in the short term to collect from payors often requiring a case-by-case manual appeals process, and our ability to recognize revenues other than from cash collections on tests billed until such time as reimbursement policies or contracts are in effect. Until we receive routine reimbursement and are able to record revenues as tests are processed and reports delivered, we are likely to continue reporting net losses.
Financial Operations Overview
     Revenues
     We derive our revenues from product sales and contract research arrangements and operate in one industry segment. Our product revenues are derived solely from the sale of Oncotype DX. Payors are generally billed upon generation and delivery of a Recurrence Score report to the physician. Product revenues are recorded on a cash basis unless a contract or policy is in place with the payor at the time of billing and collectibility is reasonably assured. All product revenues recognized to date reflect cash collections. Contract revenues are derived from studies conducted with biopharmaceutical and pharmaceutical companies and are recorded on an accrual basis upon completion of the contractual obligation.
     Cost of Product Revenues
     Cost of product revenues represents the cost of materials, direct labor, costs associated with processing tissue samples including histopathology, anatomical pathology, paraffin extraction, reverse transcription polymerase chain reaction, or RT-PCR, and quality control analyses, license fees and delivery charges necessary to render an individualized test result. Costs associated with performing our test are recorded as tests are processed. On the other hand, license fees are recorded at the time product revenues are recognized or in accordance with other contractual obligations. License fees represent a significant component of our cost of product revenues and are expected to remain so for the foreseeable future.

     Research and Development Expenses
     Research and development expenses from our inception in August 2000 through December 31, 2003 were $27.4 million, and substantially all of these expenses were focused on the research and development of Oncotype DX, which we launched in January 2004. During this time, Oncotype DX was the only product under development. Research and development expenses represent costs incurred both to develop our technology and to carry out our clinical studies to validate our multi-gene tests. Most of the costs incurred prior to 2003 were to develop our technology. During the years ended December 31, 2003 and 2004 and the nine months ended September 30, 2005:
•	costs incurred for salaries and benefits were $4.2 million, $4.7 million and $4.4 million;

•	costs paid to third party clinical collaborators, including contract services, were $890,000, $1.8 million and $315,000;

•	costs allocated to overhead and facilities were $1.3 million, $990,000 and $749,000;

•	depreciation costs for equipment were $576,000, $413,000 and $455,000;

•	costs for materials to conduct gene assays in clinical research and development studies were $918,000, $964,000 and $636,000;

•	license and technology rights were $991,000, $1.0 million and $330,000; and

•	all other costs were $167,000, $143,000 and $97,000.
     We charge all research and development expenses to operations as they are incurred. All potential future product programs are in the clinical research phase, and the earliest we expect either an additional breast program or another cancer program to reach the clinical development stage is 2006. However, the expected time frame that a product related to one of these other cancers can be brought to market is uncertain given the technical challenges and clinical variables that exist between different types of cancers.
     We do not record or maintain information regarding costs incurred in research and development on a program or project specific basis. Our research and development staff and associated infrastructure resources are deployed across several programs. Many of our costs are thus not attributable to individual programs. We believe that allocating costs on the basis of time incurred by our employees does not accurately reflect the actual costs of a project.
     As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development programs or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product.
     Selling and Marketing Expenses
     Our selling and marketing expenses consist primarily of personnel costs and education and promotional expenses associated with Oncotype DX. These expenses include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding our genomic technologies, how our Oncotype DX test was developed and validated and the value of the quantitative information that Oncotype DX provides. Selling and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation and dissemination of our scientific and economic publications related to Oncotype DX.

     General and Administrative Expenses
     Our general and administrative expenses consist primarily of personnel related costs, legal costs, including intellectual property, accounting costs and other professional and administrative costs.
Critical Accounting Policies and Significant Judgments and Estimates
     This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from those estimates under different assumptions or conditions.
     We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements.
     Revenue Recognition
     We have generated limited revenues since our inception. Product revenues for our first product, Oncotype DX, were minimal from the commercial launch in January 2004 through September 30, 2005, and were recognized on a cash basis. To date, we have recognized all of our product revenues on a cash basis because we have limited collection experience and a limited number of contracts. In accordance with our policy, revenues for tests performed will be recognized on an accrual basis when the related costs are incurred, provided there is a contract or coverage policy in place and the following criteria are met:
•	persuasive evidence that an arrangement exists;

•	delivery has occurred or services rendered;

•	the fee is fixed and determinable; and

•	collectibility is reasonably assured.
Determination of the last two criteria will be based on management’s judgments regarding the nature of the fee charged for products or services delivered and the collectibility of those fees.
     We generally bill third-party payors for Oncotype DX upon generation and delivery of a Recurrence Score report to the physician. As such, we take assignment of benefits and the risk of collection with the third-party payor. We usually bill the patient directly for amounts owed after multiple requests for payment have been denied or only partially paid by the insurance carrier. As a relatively new test, Oncotype DX may be considered investigational by payors and not covered under their reimbursement policies. Consequently, we pursue case-by-case reimbursement where policies are not in place or payment history has not been established.

     Contract revenues are derived from studies conducted with biopharmaceutical and pharmaceutical companies and are recognized on a contract specific basis. Under certain contracts, our input, measured in terms of full-time equivalent level of effort or running a set of assays through our laboratory under a contractual protocol, triggers payment obligations and revenues are recognized as costs are incurred or assays are processed. Certain contracts have payment obligations that are triggered as milestones are complete, such as completion of a successful set of experiments. In these cases, revenues are recognized when the milestones are achieved.
     Deferred Stock-based Compensation Expense
     Stock-based compensation expense, which is a non-cash charge, results from stock option grants at exercise prices that, for financial reporting purposes, are deemed to be below the fair value of the underlying common stock. We recognize stock-based compensation expense on a straight-line basis over the vesting period of the underlying option, which is generally four years. The amount of stock-based compensation expense expected to be amortized in future periods may decrease if unvested options for which deferred stock-based compensation expense has been recorded are subsequently cancelled or may increase if future option grants are made with exercise prices below the deemed fair value of the common stock on the date of measurement.
     Deferred stock-based compensation of $3.6 million was recorded during the year ended December 31, 2004 and $916,000 was recorded during the nine months ended September 30, 2005 in accordance with Accounting Principles Board, or APB, Opinion No. 25. For the three and nine months ended September 30, 2005, we recorded employee stock-based compensation expense of $282,000 and $792,000. We expect deferred stock-based compensation expense under APB Opinion No. 25 to be $284,000, $1.1 million, $1.1 million and $1.0 million for the last three months of 2005 and for the years ending December 31, 2006, 2007 and 2008 (and thereafter), respectively, before consideration of the impact of the recent changes in accounting pronouncements for stock options.
     The information regarding net loss as required by Statement of Financial Accounting Standards, or SFAS, No. 123, presented in Note 1 to our consolidated financial statements, has been determined as if we had accounted for our employee stock options under the fair value method. The resulting effect on net loss pursuant to SFAS No. 123 is not likely to be representative of the effects on net loss pursuant to SFAS No. 123 in future years, since future years are likely to include additional grants and the impact of future years’ vesting.
     Clinical Collaborator Costs
     We enter into collaboration and clinical trial agreements with clinical collaborators and record these costs as research and development expenses. We record accruals for estimated study costs comprised of work performed by our collaborators under contract terms. All clinical collaborators enter into agreements with us which specify work content and payment terms.

     In addition to costs for research and development, under one of our collaboration agreements, we make annual payments resulting from the commercial launch of Oncotype DX. These payments are recorded in cost of product revenues as a license payment. Expense is recorded ratably over the year in which the relevant payment is made. However, either party may terminate the agreement upon 30 days’ prior written notice. If this collaborative arrangement were not cancelable, a liability for the entire stream of remaining payments of $2.5 million would be recorded, payments would be made annually and expense would be recognized ratably through 2011.
Results of Operations
     Three Months Ended September 30, 2005 and 2004
     Revenues. Revenues were $1.6 million for the three months ended September 30, 2005, as compared to $167,000 for the comparable period in 2004. During the three months ended September 30, 2005, product revenues were $1.4 million and contract revenues were $0.2 million. All revenues in 2004 were product revenues from our first product, Oncotype DX, which was launched in January 2004. Product revenues are recognized only when cash is collected for tests billed. Contract revenues are from studies either to asses our gene expression technology or collaboration work with our partners.
     Cost of Product Revenues. For the three months ended September 30, 2005, cost of product revenues was $1.6 million, consisting of tissue sample processing costs of $1.4 million for tests performed during the period and license fees of $0.2 million. For the three months ended September 30, 2004, cost of product revenues was $343,000, consisting of tissue sample processing costs of $292,000 and license fees of $51,000. All costs for tissue sample processing were recorded in the period in which the test was processed, regardless of whether revenue was recognized with respect to that test. Recorded costs for Oncotype DX include direct material costs, direct labor costs, equipment costs and other infrastructure costs. License fees were recorded in cost of product revenues for contractual obligations and royalties due on product revenues. Cost of product revenues will increase as an absolute number as the volume of tests processed increases.

     Research and Development Expenses. Research and development expenses were $2.3 million for the three months ended September 30, 2005, a decrease from $2.4 million for the comparable period of 2004. This decrease is a result of spending $0.2 million less on clinical programs in the three months ended September 30, 2005 as compared to the same period in 2004 and a $0.3 million reduction in license agreement costs. These decreases were partially offset by higher personnel costs of $0.4 million. We expect research and development expenses to increase as we work to develop additional tests for breast cancer and for other cancers.
     Selling and Marketing Expenses. Selling and marketing expenses increased to $3.4 million for the three months ended September 30, 2005, from $2.3 million for the comparable period in 2004. The increase was due in part to personnel costs of $0.9 million and travel and entertainment costs of $0.2 million associated with the growth of the U.S. commercial field sales team. We expect selling and marketing expenses to increase as a result of continued growth in our sales infrastructure to support growth in our product revenues and billings and as we incur a full year of costs for the field sales personnel hired in late 2004 and during 2005.
     General and Administrative Expenses. General and administrative expenses totaled $1.7 million for the three months ended September 30, 2005, as compared to $0.9 million for the comparable period in 2004. This increase was due in part to increases in legal and accounting costs of $0.3 million, billing and collections costs of $0.2 million and personnel costs of $0.1 million,. We expect general and administrative expenses to increase in future periods as a result of the need to hire additional personnel and due to higher legal, accounting and related expenses associated with being a public company.
     Interest Income. Interest income was $156,000 for the three months ended September 30, 2005, compared with $83,000 in the comparable period in 2004. This increase was due to higher average cash balances from preferred stock financings and higher interest rates during the three months ended September 30, 2005. We expect interest income to increase due to higher cash balances resulting from our initial public offering and the sale of shares to Incyte Corporation.
     Interest Expense. Interest expense was $91,000 in the three months ended September 30, 2005, compared with $1,000 in the comparable period in 2004. The increase resulted from the initiation of an equipment financing line established in March 2005 under which draws have been made and interest expense has been incurred. No such arrangement existed in the comparable period in the prior year. We expect interest expense to increase as we make interest payments on borrowings under our equipment loan and make further draws throughout the remainder of 2005.
  Nine Months Ended September 30, 2005 and 2004
     Revenues. Revenues were $3.3 million for the nine months ended September 30, 2005, as compared to $0.2 million for the comparable period in 2004. Product revenues were $3.0 million for the nine months ended September 30, 2005, up from $0.1 million in the corresponding period in 2004. Product revenues are recognized only when cash is collected for tests billed. Contract revenues were $0.3 million for the nine months ended September 30, 2005, up from $0.1 million in the comparable period in 2004.
     Cost of Product Revenues. For the nine months ended September 30, 2005, cost of product revenues were $4.5 million, consisting of tissue sample processing costs for Oncotype DX of $4.0 million and license fees of $0.5 million. During the nine months ended September 30, 2004, we recorded costs for Oncotype DX that included direct material costs, direct labor costs, equipment costs and other infrastructure costs.

     Research and Development Expenses. Research and development expenses decreased to $7.0 million for the nine months ended September 30, 2005, from $7.6 million for the comparable period in 2004. The decrease in research and development expenses is primarily due to $1.4 million less costs for clinical development programs studying distant survival and chemotherapy benefits in early stage breast cancer patients and other cancers and a decrease in license fees of $0.4 million, partially offset by an increase of $1.0 million in personnel costs and $0.1 million in facilities, depreciation and other general expenses.
     Selling and Marketing Expenses. Selling and marketing expenses increased to $10.8 million for the nine months ended September 30, 2005, from $6.8 million for the comparable period in 2004. The $4.0 million increase primarily reflects an increase of $2.6 million in personnel related costs and $0.8 million in travel related expense increases, mostly associated with the establishment and growth of our domestic field sales organization, and $0.4 million in higher costs for promotional, education, advocacy and tradeshow expenses.
     General and Administrative Expenses. General and administrative expenses of $4.5 million for the nine months ended September 30, 2005 were higher than the $2.7 million for the comparable period in 2004. The $1.8 million increase in general and administrative expenses reflects an increase of $0.6 million in personnel related costs, an increase of $0.3 million in legal costs and accounting fees and an increase of $0.2 million in billing and collection costs for the Oncotype DX test.
     Interest Income and Other Expense. Interest income was $549,000 for the nine months ended September 30, 2005, compared with $205,000 in the comparable period in 2004. This $344,000 increase was due to higher average cash balances from preferred stock financings and higher interest rates during the nine months ended September 30, 2005. Other expense in the nine months ended September 30, 2005, was zero compared to $20,000 for the comparable period in 2004.
     Interest Expense. Interest expense was $162,000 in the three months ended September 30, 2005, compared with $4,000 in the comparable period in 2004. The increase resulted from the initiation of an equipment financing line established in March 2005 under which draws have been made and interest expense has been incurred. No such arrangement existed in the prior year period.
Liquidity and Capital Resources
     Since our inception in August 2000, we have incurred significant losses and, as of September 30, 2005, we had an accumulated deficit of approximately $88.0 million. We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development, selling and marketing and general and administrative expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

     Sources of Liquidity
     Through September 30, 2005, we had received net proceeds of $103.2 million from the sale of preferred stock and $488,000 from the issuance of common stock to employees, consultants and directors in connection with the exercise of stock options. We also financed our operations, purchases of equipment and leasehold improvements through loans. As of September 30, 2004, we had cash and cash equivalents of $22.2 million and no debt, and, at September 30, 2005, we had cash and cash equivalents of $17.2 million and debt under our equipment loan of $3.5 million.
     On October 4, 2005, we completed an initial public offering of our common stock by selling 5,016,722 shares, resulting in net proceeds of $53.6 million. Also on October 4, 2005, we sold 416,666 shares of our common stock to Incyte Corporation, resulting in proceeds of approximately $5.0 million.
     Cash Flows
     As of September 30, 2005, we had $17.2 million in cash and cash equivalents, compared to $38.3 million at December 31, 2004. This decrease of $21.1 million was due primarily to cash used in operating activities of $22.4 million, and purchases of property and equipment of $1.9, offset partially by net proceeds from our equipment loan of $3.5 million.
     Net cash used in operating activities was $22.4 million for the nine months ended September 30, 2005, compared to $17.4 million for the nine months ended September 30, 2004. The increase in cash used in operating activities of $5.0 million was primarily due to an increase in selling and marketing expenses of $4.1 million and higher lab processing costs of $3.1 million, offset by cash collected from customers of $3.1 million, accrued expenses of $1.0 million, amortization of deferred stock-based compensation expense of $0.8 million and initial public offering costs of $2.1 million.
     Net cash used in investing activities was $2.4 million for the nine months ended September 30, 2005, compared to $1.3 million for the nine months ended September 30, 2004. This increase in cash used was to acquire property and equipment for leasehold improvements and for a rental deposit.
     Net cash provided by financing activities during the nine months ended September 30, 2005 was $3.8 million, compared to $29.9 million for the nine months ended September 30, 2004. Substantially all amounts in the 2004 period represented proceeds from our sale of series E preferred stock. Amounts in the nine months ended September 30, 2005 consisted of net proceeds from our equipment loan of $3.5 million and the issuance of $0.2 million of common stock.

     Contractual Obligations
     As of September 30, 2005, we had the following contractual commitments:

	Payments Due by Period
					More
		Less than			than 5
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Years
	(In thousands)
Long-term debt obligations	$4,198	$313	$2,502	$1,383	$—
Operating lease obligations	4,914	164	1,453	1,532	1,765

Total	$9,112	$477	$3,955	$2,915	$1,765

     In addition to the above, we are required to make a series of annual payments under one of our collaboration agreements beginning on the date that we commercially launched Oncotype DX. The initial payment of $150,000 was made in January 2004. For a period of seven years on each anniversary of this first payment, we are required to make additional payments in increasing amounts. A payment of $150,000 was made in 2005. We are required to make additional payments of $300,000 in each of 2006 and 2007, and $475,000 in each of 2008 through 2011. However, either party may terminate the agreement upon 30 days’ prior written notice.
     In March 2005, we entered into an arrangement to finance the acquisition of laboratory equipment, computer hardware and software, leasehold improvements and office equipment. In connection with this arrangement, we granted the lender a security interest in the assets purchased with the borrowed amounts. We cannot prepay any amounts owed until 2006, at which point we can prepay all, but not part, of the amounts owing under the arrangement so long as we also pay a 6% premium on the remaining payments. This premium is reduced to 5% in 2007 and 4% in 2008. As of September 30, 2005, borrowings under this arrangement were $3.7 million at an annual interest rate of 10.23%, 10.30%, 10.49%, 10.56% or 10.65%, depending on the applicable note. As of September 30, 2005, we are required to make payments under this arrangement of $313,000 in 2005, $1.3 million in 2006, $1.3 million in 2007, $1.1 million in 2008 and $275,000 in 2009. We expect to request to borrow additional amounts under this arrangement.
     We currently sublease approximately 25,000 square feet of laboratory and office space under a sublease that expires in February 2006. In September 2005, we entered into a lease directly with the facility owner that has a term of six years. When our existing sublease expires in February 2006, the new lease will apply to the existing 25,000 square feet of laboratory and office space we currently occupy. Under the new lease, we also lease approximately 23,000 square feet of additional space which we expect to first occupy in March 2006. If we first occupy space under this new lease in March 2006, we will be required to make aggregate rent payments of $592,000 in 2006, $730,000 in 2007, $753,000 in 2008, $779,000 in 2009, $799,000 in 2010, $827,000 in 2011 and $139,000 in 2012.
     Operating Capital and Capital Expenditure Requirements
     We expect to continue to incur substantial operating losses in the future and to make capital expenditures to keep pace with the expansion of our research and development programs and to scale up our commercial operations. It may take several years to move any one of a number of product candidates in clinical research through the development phase and validation phase to commercialization. We expect that the cash and cash equivalents will be used to fund working capital and for capital expenditures and other general corporate purposes, such as licensing technology rights, partnering arrangements for the processing of tests outside the United States or reduction of debt obligations. We may also use cash and cash equivalents to acquire or invest in complementary businesses, technologies, services or products.

     The amount and timing of actual expenditures may vary significantly depending upon a number of factors, such as the progress of our product development, regulatory requirements, commercialization efforts, the amount of cash used by operations and progress in reimbursement. We expect that we will receive limited payments for Oncotype DX test billings in the foreseeable future. As reimbursement contracts with third-party payors are put into place, we expect an increase in the number and level of payments received for Oncotype DX test billings.
     We currently anticipate that our cash and cash equivalents, together with collections for Oncotype DX and amounts available under our equipment credit facility, will be sufficient to fund our operations for at least the next 12 months. We cannot be certain that any of our reimbursement contract programs or development of future products will be successful or that we will be able to raise sufficient additional funds to see these programs through to a successful result.
     Our future funding requirements will depend on many factors, including the following:
•	the rate of progress in establishing reimbursement arrangements with third-party payors;

•	the cost of expanding our commercial and laboratory operations, including our selling and marketing efforts;

•	the rate of progress and cost of research and development activities associated with expansion of Oncotype DX products for breast cancer;

•	the rate of progress and cost of research and development activities associated with products in the research phase focused on cancer, other than breast cancer;

•	the cost of acquiring or achieving access to tissue samples and technologies;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the effect of competing technological and market developments;

•	the cost and delays in product development as a result of any changes in regulatory oversight applicable to our products; and

•	the economic and other terms and timing of any collaborations, licensing or other arrangements into which we may enter.

     Until we can generate a sufficient amount of product revenues to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations. The issuance of equity securities may result in dilution to stockholders. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives. In addition, we may have to work with a partner on one or more of our product development programs or market development programs, which would lower the economic value of those programs to our company.
Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS 123(R), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) is effective for public companies for the first interim or annual period beginning after June 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FAS 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in FAS 123. However, SFAS 123(R) requires all share- based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for us beginning January 1, 2006. Under SFAS 123(R), we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive adoption option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123(R), while the retroactive method would record compensation expense for all unvested stock options beginning with the first period restated.
     Management is evaluating the requirements of SFAS 123(R) and expects that its adoption may have a material impact on our consolidated results of operations and earnings per share. Management has not yet determined the method of adoption or the effect of adopting SFAS 123(R), and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.
     In June 2005, the EITF reached a consensus on Issue No, 05-06, “Determining the Amortization Period for Leasehold Improvements” (EITF 05-06). EITF 05-06 provides guidance for determining the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease, collectively referred to as subsequently acquired leasehold improvements. EITF 05-06 provides that the amortization period used for the subsequently acquired leasehold improvements to be lesser of (a) the subsequently acquired leasehold improvements’ useful lives, or (b) a period that reflects renewals that are reasonably acquired leasehold improvements purchased or acquired in periods beginning after the date of the FASB’s ratification, which was on June 29, 2005. The adoption of this standard is not expected to have a material impact on the Company’s consolidated balance sheet or statement of operations.

FACTORS THAT MAY AFFECT RESULTS
RISKS RELATED TO OUR COMPANY
We are an early stage company with a history of losses, and we expect to incur net losses for the foreseeable future.
     We have incurred substantial net losses since our inception. For the nine months ended September 30, 2005, we had a net loss of $23.1 million. From our inception in August 2000 through September 30, 2005, we had an accumulated deficit of approximately $88.0 million. To date, we have generated only minimal revenues, and we may never achieve revenues sufficient to offset expenses. We expect to devote substantially all of our resources to continue commercializing our existing product, Oncotype DX, and to develop future products.
     We expect to incur additional losses this year and in future years, and we may never achieve profitability. In addition, we have only recently begun to commercialize Oncotype DX and do not expect our losses to be substantially mitigated by revenues from Oncotype DX or future products, if any, for a number of years.
We expect to continue to incur significant research and development expenses, which may make it difficult for us to achieve profitability.
     In recent years, we have incurred significant costs in connection with the development of Oncotype DX. Our research and development expenses were $7.0 million for the nine months ended September 30, 2005. We expect our research and development expense levels to remain high for the foreseeable future as we seek to enhance our existing product and develop new products. As a result, we will need to generate significant revenues in order to achieve profitability. Our failure to achieve profitability in the future could cause the market price of our common stock to decline.
If third-party payors, including managed care organizations and Medicare, do not provide reimbursement for Oncotype DX, its commercial success could be compromised.
     Oncotype DX has a list price of $3,460. Physicians and patients may decide not to order Oncotype DX unless third-party payors, such as managed care organizations, Medicare and Medicaid, pay a substantial portion of the test’s price. There is significant uncertainty concerning third-party reimbursement of any test incorporating new technology, including Oncotype DX. From commercialization of Oncotype DX in January 2004 through September 30, 2005, approximately 95.4% of our revenues derived from the sale of Oncotype DX have been paid by third-party payors. Reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that tests using our technologies are:
•	not experimental or investigational,

•	medically necessary,

•	appropriate for the specific patient,

•	cost-effective, and

•	supported by peer-reviewed publications.

Since each payor makes its own decision as to whether to establish a policy to reimburse for a test, seeking these approvals is a time-consuming and costly process. To date, we have secured policy-level reimbursement approval only from a limited number of third-party payors and have not secured any such approval from Medicare or any state Medicaid program. We cannot assure you that coverage for Oncotype DX will be provided in the future by any third-party payors.
     In early 2005, the Medical Advisory Panel of the Blue Cross and Blue Shield Association’s Technology Evaluation Center, or BCBSA, a technology assessment group, concluded that the existing clinical data in support of Oncotype DX did not meet the panel’s technology criteria for clinical effectiveness and appropriateness. This assessment is provided for informational purposes to members of BCBSA and can be used by third-party payors and health care providers such as Blue Cross and Blue Shield, which provide healthcare coverage for nearly one-third of all Americans, as grounds to deny coverage for Oncotype DX.
     In addition, in December 2004, the Northern California Medicare contractor with responsibility for processing and paying claims submitted by us announced that it would not provide coverage for Oncotype DX for Medicare beneficiaries. It also indicated that there could be some questions concerning whether the hospital must bill Medicare or we can bill Medicare directly. Finally, it questioned which Medicare contractor has jurisdiction to determine coverage for Medicare claims for our test. Any determination that our test constitutes a hospital service as opposed to an outpatient procedure could result in lower payment rates in the event reimbursement is provided.
     Insurers, including managed care organizations, as well as government payors, such as Medicare, have increased their efforts to control the cost, utilization and delivery of health care services. From time to time, Congress has considered and implemented changes in the Medicare fee schedules in conjunction with budgetary legislation. Further reductions of reimbursement for Medicare services may be implemented from time to time. Reductions in the reimbursement rates of other third-party payors have occurred and may occur in the future. These measures have resulted in reduced prices, added costs and decreased test utilization for the clinical laboratory industry. If we are unable to obtain reimbursement approval from private payors and Medicare and Medicaid programs for Oncotype DX, or if the amount reimbursed is inadequate, our ability to generate revenues from Oncotype DX could be limited.
If the U.S. Food and Drug Administration, or FDA, were to begin regulating our products, we could be forced to stop sales of Oncotype DX, we could experience significant delays in commercializing any future products, or we could incur substantial costs and time delays associated with meeting requirements for premarket approval.
     Clinical laboratory services like Oncotype DX are regulated under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, as administered through the Center for Medicare/Medicaid Services, as well as by applicable state laws. Diagnostic kits that are sold and distributed as products through interstate commerce are regulated as medical devices by the FDA. Clinical laboratory tests that are developed and validated by a laboratory for its own use are called home brew tests. Most home brew tests currently are not subject to FDA regulation, although reagents or software provided by third parties and used to perform home brew tests may be subject to regulation. We believe that Oncotype DX is not a diagnostic kit and also believe that it is a home brew test. As a result, we believe Oncotype DX is not subject to regulation under current FDA policies. The container we provide for collection and transport of tumor samples from a pathology laboratory to our laboratory is a medical device subject to FDA regulation but is currently exempt from premarket review by the FDA.

     In December 2004, the FDA, through the Office of In Vitro Diagnostic Devices, or OIVD, initiated a dialogue with us regarding the regulatory status of Oncotype DX. We subsequently engaged in informal communications with the FDA regarding the status of our test. In early 2005, OIVD indicated that the FDA is considering whether our test may be subject to premarket review. We have not heard from the FDA since this communication. We cannot provide any assurance that the FDA will agree with our view on whether Oncotype DX is subject to regulation or that FDA regulation, including review by the FDA before marketing, will not be required in the future for Oncotype DX.
     If review by the FDA before marketing is required, we might have to stop selling our test until a review is completed and approval or clearance to market is obtained. In this case, the regulatory approval process could involve, among other things, successfully completing additional clinical trials and submitting a premarket clearance notice or filing a premarket approval application with the FDA. There is no assurance that the FDA would clear or approve our test. Ongoing compliance with FDA regulations would increase the cost, time and complexity of conducting our business. In addition, should any of the clinical laboratory device reagents, software or the tumor sample container used in or for our home brew test be affected by future regulatory actions, we could experience increased costs of testing or delays and limitations or unavailability of the reagents or software necessary to perform testing. If we are unable to obtain the reagents necessary to perform our test at all or on commercially reasonable terms, we would need to revise Oncotype DX so that it would not require those reagents. Even if we were able to revise Oncotype DX so that it would not require those reagents, we would then be required to re-validate our test before using it, which would be time-consuming and expensive.

If we were required to conduct additional clinical trials prior to marketing our products, those trials could lead to delays or failure to obtain necessary regulatory approvals and harm our ability to become profitable.
     If the FDA decides to regulate our tests, it would require extensive premarket clinical testing prior to submitting a regulatory application for commercial sales. If we are required to conduct premarket clinical trials, whether using prospectively acquired samples or archival samples, delays in the commencement or completion of clinical testing could significantly increase our product development costs and delay product commercialization. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to delay or denial of regulatory approval. The commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the clinical trial. We may find it necessary to engage contract research organizations to perform data collection and analysis and other aspects of our clinical trials, which might increase the cost and complexity of our trials. We may also depend on clinical investigators, medical institutions and contract research organizations to perform the trials properly. If these parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality, completeness or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical trials may have to be extended, delayed or terminated. Many of these factors would be beyond our control. We may not be able to enter into replacement arrangements without undue delays or considerable expenditures. If there are delays in testing or approvals as a result of the failure to perform by third parties, our research and development costs would increase, and we may not be able to obtain regulatory approval for our products. In addition, we may not be able to establish or maintain relationships with these parties on favorable terms, if at all. Each of these outcomes would harm our ability to market our product, or to become profitable.
Complying with numerous regulations pertaining to our business is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.
     We are subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. We have a current certificate of accreditation under CLIA to perform testing. To renew this certificate, we are subject to survey and inspection every two years, and we expect that we will be inspected within the next nine months. Moreover, CLIA inspectors may make random inspections of our laboratory.
     We are also required to maintain a license to conduct testing in California. California laws establish standards for day-to-day operation of our clinical laboratory, including the training and skills required of personnel and quality control. Moreover, several states require that we hold licenses to test specimens from patients residing in those states. Other states have similar requirements or may adopt similar requirements in the future. Finally, we may be subject to regulation in foreign jurisdictions as we seek to expand international distribution of our test.
     If we were to lose our CLIA accreditation or California license, whether as a result of a revocation, suspension or limitation, we would no longer be able to sell Oncotype DX, which would limit our revenues and harm our business. If we were to lose our license in other states where we are required to hold licenses, we would not be able to test specimens from those states.

     We are subject to other regulation by both the federal government and the states in which we conduct our business, including:
•	Medicare billing and payment regulations applicable to clinical laboratories;

•	the federal Medicare and Medicaid Anti-kickback Law, and state anti-kickback prohibitions;

•	the federal physician self-referral prohibition commonly known as the Stark Law and the state equivalents;

•	the federal Health Insurance Portability and Accountability Act of 1996;

•	the Medicare civil money penalty and exclusion requirements; and

•	the federal civil and criminal False Claims Act.
     The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of these laws and regulations, we may be subject to any applicable penalty associated with the violation, including civil and criminal penalties, damages, fines, we could be required to refund payments received by us, and we could be required to curtail or cease our operations. Any of the foregoing consequences could seriously harm our business and our financial results.
Our financial results depend on sales of one product, Oncotype DX, and we will need to generate sufficient revenues from this and other products to run our business.
     For the foreseeable future, we expect to derive substantially all of our revenues from sales of one product, Oncotype DX. We have only been selling this test since January 2004. We are in the early stages of research and development for other products that we may offer as well as for enhancements to our existing product. We are not currently able to estimate when we may be able to commercialize products for other cancers or whether we will be successful in doing so. If we are unable to increase sales of Oncotype DX or to successfully develop and commercialize other products or product enhancements, our revenues and our ability to achieve profitability would be impaired, and the market price of our common stock could decline.
We may experience limits on our revenues if only a small number of physicians decide to adopt our test.
     If medical practitioners do not order Oncotype DX or any future tests developed by us, we will likely not be able to create demand for our products in sufficient volume for us to become profitable. To generate demand, we will need to continue to make oncologists, surgeons and pathologists aware of the benefits of Oncotype DX, and any products we may develop in the future, through published papers, presentations at scientific conferences and one-on-one education by our sales force. In addition, we will need to demonstrate our ability to obtain adequate reimbursement coverage from third-party payors.

     Existing guidelines and practices regarding the treatment of breast cancer recommend that chemotherapy be considered in most cases, including many cases in which our test may indicate, based on our clinical trial results, that chemotherapy is of little or no benefit. Accordingly, physicians may be reluctant to order a test that may suggest recommending against chemotherapy in treating breast cancer where current guidelines recommend consideration of such treatment. Moreover, our test provides quantitative information not currently provided by pathologists and it is performed at our facility rather than by the pathologist in a local laboratory, so pathologists may be reluctant to order or support our test. These facts may make it difficult for us to convince medical practitioners to order Oncotype DX for their patients, which could limit our ability to generate revenues and our ability to achieve profitability.
We may experience limits on our revenues if only a small number of patients decide to use our test.
     Some patients may decide not to order our test due to its list price of $3,460, part or all of which may be payable directly by the patient if the applicable payor denies reimbursement in full or in part. Even if medical practitioners recommend that their patients use our test, patients may still decide not to use Oncotype DX, either because they do not want to be made aware of the likelihood of recurrence or they wish to pursue a particular course of therapy regardless of test results. If only a small portion of the patient population decides to use our test, we will experience limits on our revenues and our ability to achieve profitability.
If we are unable to develop products to keep pace with rapid medical and scientific change, our operating results and competitive position would be harmed.
     In recent years, there have been numerous advances in technologies relating to the diagnosis and treatment of cancer. For example, new hormonal therapies such as aromatase inhibitors are viewed by physicians as promising therapies for breast cancer with more tolerable side effects than those associated with tamoxifen, the hormonal therapy commonly used today in treatment. For advanced cancer, new chemotherapeutic strategies are being developed that may increase survival time and reduce toxic side effects. These advances require us continuously to develop new products and enhance existing products to keep pace with evolving standards of care. Our test could become obsolete unless we continually innovate and expand our product to demonstrate recurrence and treatment benefit in patients treated with new therapies. New treatment therapies typically have only a few years of clinical data associated with them, which limits our ability to perform clinical studies and correlate sets of genes to a new treatment’s effectiveness. If we are unable to demonstrate the applicability of our tests to new treatments, then sales of our tests could decline, which would harm our revenues.

Our rights to use technologies licensed from third parties are not within our control, and we may not be able to sell our products if we lose our existing rights or cannot obtain new rights on reasonable terms.
     We license from third parties technology necessary to develop our products. For example, we license technology from Roche Molecular Systems, Inc. that we use to analyze genes for possible inclusion in our tests and that we use in our laboratory to conduct our tests. In return for the use of a third party’s technology, we may agree to pay the licensor royalties based on sales of our products. Royalties are a component of cost of product revenues and impact the margin on our tests. We may need to license other technology to commercialize future products. Our business may suffer if these licenses terminate, if the licensors fail to abide by the terms of the license or fail to prevent infringement by third parties, if the licensed patents or other rights are found to be invalid or if we are unable to enter into necessary licenses on acceptable terms.
Our competitive position depends on maintaining intellectual property protection.
     Our ability to compete and to achieve and maintain profitability depends on our ability to protect our proprietary discoveries and technologies. We currently rely on a combination of patent applications, copyrights, trademarks, trade secret laws and confidentiality agreements, material data transfer agreements, license agreements and invention assignment agreements to protect our intellectual property rights. We also rely upon unpatented know-how and continuing technological innovation to develop and maintain our competitive position.
     We do not have any issued patents. Our pending patent applications may not result in issued patents, and we cannot assure you that any patents that might ultimately be issued by the U.S. Patent and Trademark Office will protect our technology. Any patents that may be issued to us might be challenged by third parties as being invalid or unenforceable, or third parties may independently develop similar or competing technology that avoids our patents. We cannot be certain that the steps we have taken will prevent the misappropriation and use of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.
We may face intellectual property infringement claims that could be time-consuming and costly to defend and could result in our loss of significant rights and the assessment of treble damages.
     From time to time, we may receive notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights. Some of these claims may lead to litigation. We cannot assure you that we will prevail in these actions, or that other actions alleging misappropriation or misuse by us of third-party trade secrets, infringement by us of third-party patents and trademarks or the validity of our patents, will not be asserted or prosecuted against us. We may also initiate claims to defend our intellectual property. Intellectual property litigation, regardless of outcome, is expensive and time-consuming, could divert management’s attention from our business and have a material negative effect on our business, operating results or financial condition. If there is a successful claim of infringement against us, we may be required to pay substantial damages (including treble damages if we were to be found to have willfully infringed a third party’s patent) to the party claiming infringement, develop non-infringing technology, stop selling our test or using technology that contains the allegedly infringing intellectual property or enter into royalty or license agreements that may not be available on acceptable or commercially practical terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis could harm our business. In addition, revising our test to include the non-infringing technologies would require us to re-validate our test, which would be costly and time consuming. Also, we may be unaware of pending patent applications that relate to our test. Parties making infringement claims on future issued patents may be able to obtain an injunction that would prevent us from selling our or using technology that contains the allegedly infringing intellectual property, which could harm our business.

     One of the genes in the Oncotype DX 21-gene panel may be the subject of a patent, the rights of which are exclusively licensed by a subsidiary of Pfizer Inc. We have initiated discussions with Pfizer regarding a license of the patent but have not reached an agreement. If we are not able to negotiate a license on acceptable terms, and if our test is determined to infringe this patent, then we may be forced to develop an alternate method for performing our test. Revising our test may take more than a year and may require that we spend considerable amounts of money to develop a non-infringing gene panel and to validate our findings through a clinical study or studies. We may be forced to pay Pfizer royalties, damages and costs, or we may be prevented from selling our test altogether, which would greatly damage our business and operating results. Also, we are aware of other patents owned by Pfizer that relate to another gene in the Oncotype DX 21-gene panel and are currently investigating whether any of the claims warrant a license. In addition, there are a number of patents and patent applications that may constitute prior art in the field of genomic-based diagnostics. We may be required to pay royalties, damages and costs to firms who own the rights to these patents, or we might be restricted from using any of the inventions claimed in those patents.
If we are unable to compete successfully, we may be unable to increase or sustain our revenues or achieve profitability.
     Our principal competition comes from existing diagnostic methods used by pathologists and oncologists. These methods have been used for many years and are therefore difficult to change or supplement. In addition, companies offering capital equipment and kits or reagents to local pathology laboratories represent another source of potential competition. These kits are used directly by the pathologist, which facilitates adoption more readily than tests like Oncotype DX that are performed outside the pathology laboratory. In addition, few diagnostic methods are as expensive as Oncotype DX.
     We also face competition from companies, such as Agendia B.V., that offer products or have conducted research to profile gene expression in breast cancer using fresh or frozen tissue. Commercial laboratories with strong distribution networks for diagnostic tests, such as Genzyme Corporation, Laboratory Corporation of America Holdings and Quest Diagnostics Incorporated, may become competitors. Other potential competitors include companies that develop diagnostic tests such as Bayer Healthcare LLC, Celera Genomics, a business segment of Applera Corporation, Roche Diagnostics, a division of F. Hoffmann-La Roche Ltd, and Veridex LLC, a Johnson & Johnson company, as well as academic and research institutions.
     Many of our present and potential competitors have widespread brand recognition and substantially greater financial and technical resources and development, production and marketing capabilities than we do. Others may develop lower-priced, less complex tests that could be viewed by physicians and payors as functionally equivalent to our test, which could force us to lower the list price of our test and impact our operating margins and our ability to achieve profitability. If we are unable to compete successfully against current or future competitors, we may be unable to increase market acceptance for and sales of our test, which could prevent us from increasing or sustaining our revenues or achieving or sustaining profitability and could cause the market price of our common stock to decline.

Our research and development efforts will be hindered if we are not able to contract with third parties for access to archival tissue samples.
     Under standard clinical practice in the United States, tumor biopsies removed from patients are chemically preserved and embedded in paraffin wax and stored. Our clinical development relies on our ability to secure access to these archived tumor biopsy samples, as well as information pertaining to their associated clinical outcomes. Others have demonstrated their ability to study archival samples and often compete with us for access. Additionally, the process of negotiating access to archived samples is lengthy since it typically involves numerous parties and approval levels to resolve complex issues such as usage rights, institutional review board approval, privacy rights, publication rights, intellectual property ownership and research parameters. If we are not able to negotiate access to archival tumor tissue samples with hospitals and collaborators, or if other laboratories or our competitors secure access to these samples before us, our ability to research, develop and commercialize future products will be limited or delayed.
If we cannot maintain our current clinical collaborations and enter into new collaborations, our product development could be delayed.
     We rely on and expect to continue to rely on clinical collaborators to perform a substantial portion of our clinical trial functions. If any of our collaborators were to breach or terminate its agreement with us or otherwise fail to conduct its collaborative activities successfully and in a timely manner, the research, development or commercialization of the products contemplated by the collaboration could be delayed or terminated. If any of our collaboration agreements is terminated, or if we are unable to renew those collaborations on acceptable terms, we would be required to seek alternative collaborations. We may not be able to negotiate additional collaborations on acceptable terms, if at all, and these collaborations may not be successful.
     In the past, we have entered into clinical trial collaborations with highly regarded organizations in the cancer field, including the National Surgical Adjuvant Breast and Bowel Project, or NSABP, and Northern California Kaiser Permanente. Our success in the future depends in part on our ability to enter into agreements with other leading cancer organizations. This can be difficult due to internal and external constraints placed on these organizations. Some organizations may limit the number of collaborations they have with any one company so as to not be perceived as biased or conflicted. Organizations may also have insufficient administrative and related infrastructure to enable collaborations with many companies at once, which can extend the time it takes to develop, negotiate and implement a collaboration. Additionally, organizations often insist on retaining the rights to publish the clinical data resulting from the collaboration. The publication of clinical data in peer-reviewed journals is a crucial step in commercializing and obtaining reimbursement for a test such as ours, and our inability to control when, if ever, results are published may delay or limit our ability to derive sufficient revenues from any product that may result from a collaboration.
     From time to time we expect to engage in discussions with potential clinical collaborators which may or may not lead to collaborations. For example we have held discussions with the National Cancer Institute regarding conducting a large clinical study utilizing Oncotype DX. However, we cannot guarantee that any discussions will result in clinical collaborations or that any clinical studies which may result will be enrolled or completed in a reasonable time frame or with successful outcomes. Once news of discussions regarding possible collaborations are known in the medical community, regardless of whether the news is accurate, failure to announce a collaborative agreement or the entity’s announcement of a collaboration with an entity other than us may result in adverse speculation about us, our product or our technology, resulting in harm to our reputation and our business.

New product development involves a lengthy and complex process, and we may be unable to commercialize any of the products we are currently developing.
     We have multiple products under development and devote considerable resources to research and development. For example, we are currently conducting research on the application of our technology to predict recurrence and the therapeutic benefit of chemotherapy in colon, prostate, renal cell and lung cancers and melanoma. There can be no assurance that our technologies will be capable of reliably predicting the recurrence of cancers, beyond breast cancer, with the sensitivity and specificity necessary to be clinically and commercially useful for the treatment of other cancers, or that we can develop those technologies at all. In addition, before we can develop diagnostic tests for new cancers and commercialize any new products, we will need to:
•	conduct substantial research and development;

•	conduct validation studies;

•	expend significant funds; and

•	develop and scale-up our laboratory processes.
     This process involves a high degree of risk and takes several years. Our product development efforts may fail for many reasons, including:
•	failure of the product at the research or development stage;

•	difficulty in accessing archival tissue samples, especially tissue samples with known clinical results; or

•	lack of clinical validation data to support the effectiveness of the product.
     Few research and development projects result in commercial products, and success in early clinical trials often is not replicated in later studies. At any point, we may abandon development of a product candidate or we may be required to expend considerable resources repeating clinical trials, which would adversely impact the timing for generating potential revenues from those product candidates. In addition, as we develop products, we will have to make significant investments in product development, marketing and selling resources. If a clinical validation study fails to demonstrate the prospectively defined endpoints of the study, we would likely abandon the development of the product or product feature that was the subject of the clinical trial, which could harm our business.
The loss of key members of our senior management team or our inability to retain highly skilled scientists, clinicians and salespeople could adversely affect our business.
     Our success depends largely on the skills, experience and performance of key members of our executive management team. The efforts of each of these persons will be critical to us as we continue to develop our technologies and testing processes and as we attempt to transition to a company with more than one commercialized product. If we were to lose one or more of these key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategies.
     Our research and development programs and commercial laboratory operations depend on our ability to attract and retain highly skilled scientists and technicians, including geneticists, licensed laboratory technicians, chemists and engineers. We may not be able to attract or retain qualified scientists and technicians in the future due to the intense competition for qualified personnel among life science businesses, particularly in the San Francisco Bay Area. We also face competition from universities and public and private research institutions in recruiting and retaining highly qualified scientific personnel. In addition, our success depends on our ability to attract and retain salespeople with extensive experience in oncology and close relationships with medical oncologists, surgeons, pathologists and other hospital personnel. We may have difficulties locating, recruiting or retaining qualified salespeople, which could cause a delay or decline in the rate of adoption of our products. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will adversely affect our ability to support our discovery, development and sales programs.

     All of our employees are at-will employees, which means that either we or the employee may terminate their employment at any time. We maintain key-person life insurance only on Randal Scott, our Chief Executive Officer, Joffre Baker, our Chief Scientific Officer, and Steven Shak, our Chief Medical Officer. We may discontinue this insurance in the future, it may not continue to be available on commercially reasonable terms or, if continued, it may prove inadequate to compensate us for the loss of these individuals’ services.
If our sole laboratory facility becomes inoperable, we will be unable to perform our tests and our business will be harmed.
     We do not have redundant laboratory facilities. We perform all of our diagnostic services in our laboratory located in Redwood City, California. Redwood City is situated on or near earthquake fault lines. Our facility and the equipment we use to perform our tests would be costly to replace and could require substantial lead time to repair or replace. The facility may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding and power outages, which may render it difficult or impossible for us to perform our tests for some period of time. The inability to perform our tests may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.
     In order to rely on a third party to perform our tests, we could only use another facility with established state licensure and CLIA accreditation under the scope of which Oncotype DX could be performed following validation and other required procedures. We cannot assure you that we would be able to find another CLIA-certified facility willing to adopt Oncotype DX and comply with the required procedures, or that this laboratory would be willing to perform the tests for us on commercially reasonable terms. In order to establish a redundant laboratory facility, we would have to spend considerable time and money securing adequate space, constructing the facility, recruiting and training employees, and establishing the additional operational and administrative infrastructure necessary to support a second facility. Additionally, any new clinical laboratory facility opened by us would be subject to certification under CLIA and licensed by several states, including California and New York, which can take a significant amount of time and result in delays in our ability to begin operations.
Changes in healthcare policy could subject us to additional regulatory requirements that may interrupt commercialization of Oncotype DX and increase our costs.
     Healthcare policy has been a subject of extensive discussion in the executive and legislative branches of the federal and many state governments. We developed our commercialization strategy for Oncotype DX based on existing healthcare policies. Changes in healthcare policy, such as the creation of broad limits for diagnostic products in general or requirements that Medicare patients pay for portions of tests or services received, could substantially interrupt the sales of Oncotype DX, increase costs and divert management’s attention. For example, in 1993, the U.S. Congress passed federal self-referral prohibitions commonly known as the Stark Law, significantly restricting, regulating and changing healthcare companies’ relationships with physicians. We cannot predict what changes, if any, will be proposed or adopted or the effect that such proposals or adoption may have on our business, financial condition and results of operations.

We rely on a sole supplier for some of our laboratory instruments and may not be able to find replacements in the event our sole supplier no longer supplies that equipment.
     We rely solely on Applied Biosystems, a division of Applera Corporation, to supply some of the laboratory equipment on which we perform our tests. We periodically forecast our needs for laboratory equipment and enter into standard purchase orders with Applied Biosystems based on these forecasts. We believe that there are relatively few equipment manufacturers other than Applied Biosystems that are currently capable of supplying the equipment necessary for Oncotype DX. Even if we were to identify other suppliers, there can be no assurance that we will be able to enter into agreements with such suppliers on a timely basis on acceptable terms, if at all. If we should encounter delays or difficulties in securing from Applied Biosystems the quality and quantity of equipment we require for Oncotype DX, we may need to reconfigure our test process, which would result in delays in commercialization or an interruption in sales. If any of these events occur, our business and operating results could be harmed. Additionally, if Applied Biosystems deems us to have become uncreditworthy, it has the right to require alternative payment terms from us, including payment in advance. We are also required to indemnify Applied Biosystems against any damages caused by any legal action or proceeding brought by a third party against Applied Biosystems for damages caused by our failure to obtain required approval with any regulatory agency.
If we are unable to support demand for our products, our business may suffer.
     Since we only began the commercialization of Oncotype DX in January 2004, we have limited experience in processing our test and even more limited experience in processing large volumes of tests. If demand for Oncotype DX increases, we will be required to implement increases in scale and related processing, customer service, billing and systems process improvements, and to expand our internal quality assurance program to support testing on a larger scale. We will also need additional certified laboratory scientists and other scientific and technical personnel to process our tests. We cannot assure you that any increases in scale, related improvements and quality assurance will be successfully implemented or that appropriate personnel will be available. Failure to implement necessary procedures or to hire the necessary personnel could result in higher cost of processing or an inability to meet market demand. Since we have limited experience handling large volumes of Oncotype DX tests, there can be no assurance that we will be able to perform tests on a timely basis at a level consistent with demand. If we encounter difficulty meeting market demand for Oncotype DX, our reputation could be harmed and our future prospects and our business could suffer.
We may be unable to manage our future growth effectively, which would make it difficult to execute our business strategy.
     Future growth will impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. In addition, rapid and significant growth will place strain on our administrative and operational infrastructure, including customer service and our clinical laboratory. Our ability to manage our operations and growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy.

If we were sued for product liability, we could face substantial liabilities that exceed our resources.
     The marketing, sale and use of our test could lead to the filing of product liability claims if someone were to allege that our product failed to perform as it was designed. We may also be subject to liability for errors in the information we provide to customers or for a misunderstanding of, or inappropriate reliance upon, the information we provide. A product liability claim could result in substantial damages and be costly and time consuming for us to defend. Although we believe that our existing product liability insurance is adequate, we cannot assure you that our insurance would fully protect us from the financial impact of defending against product liability claims. Any product liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any product liability lawsuit could cause injury to our reputation, result in the recall of our products, or cause current collaborators to terminate existing agreements and potential collaborators to seek other partners, any of which could impact our results of operations.
If we use biological and hazardous materials in a manner that causes injury, we could be liable for damages.
     Our activities currently require the controlled use of potentially harmful biological materials, hazardous materials and chemicals and may in the future require the use of radioactive compounds. We cannot eliminate the risk of accidental contamination or injury to employees or third parties from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our resources or any applicable insurance coverage we may have. Additionally, we are subject on an ongoing basis to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations might be significant and could negatively affect our operating results.
Our dependence on distributors for foreign sales of Oncotype DX could limit or prevent us from selling our products in foreign markets and from realizing long-term international revenue growth.
     International sales as a percentage of net revenues are expected to remain minimal in the near term as we focus our efforts on the sale of Oncotype DX in the United States. We currently depend on one third-party distributor to sell Oncotype DX in Israel. Over the long term, we intend to grow our business internationally, and to do so we will need to attract additional distributors to expand the territories in which we sell Oncotype DX. Distributors may not commit the necessary resources to market and sell Oncotype DX to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to locate distributors in particular geographic areas, we may not realize long-term international revenue growth.
We may acquire other businesses or form joint ventures that could harm our operating results, dilute your ownership of us, increase our debt or cause us to incur significant expense.
     As part of our business strategy, we may pursue acquisitions of complementary businesses and assets, as well as technology licensing arrangements. We also may pursue strategic alliances that leverage our core technology and industry experience to expand our product offerings or distribution. We have no experience with respect to acquiring other companies and limited experience with respect to the formation of collaborations, strategic alliances and joint ventures. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any future acquisitions by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. Integration of an acquired company also may require management resources that otherwise would be available for ongoing development of our existing business. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance or joint venture.

     To finance any acquisitions, we may choose to issue shares of our common stock as consideration, which would dilute your interest in us. If the price of our common stock is low or volatile, we may not be able to acquire other companies for stock. Alternatively, it may be necessary for us to raise additional funds for acquisitions through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all.
Our inability to raise additional capital on acceptable terms in the future may limit our ability to develop and commercialize new products and technologies.
     We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, commercial operations and research and development activities. Specifically, we may need to raise additional capital to, among other things:
•	sustain commercialization of our initial product or enhancements to that product;

•	increasing our selling and marketing efforts to drive market adoption and address competitive developments;

•	expand our clinical laboratory operations;

•	expand our technologies into other areas of cancer;

•	fund our clinical validation study activities;

•	expand our research and development activities;

•	acquire or license technologies; and

•	finance capital expenditures and our general and administrative expenses.
     Our present and future funding requirements will depend on many factors, including:
•	the level of research and development investment required to maintain and improve our technology position;

•	costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	our need or decision to acquire or license complementary technologies or acquire complementary businesses;

•	changes in product development plans needed to address any difficulties in commercialization;

•	competing technological and market developments; and

•	changes in regulatory policies or laws that affect our operations.
     If we raise additional funds by issuing equity securities, dilution to our stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise additional funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we may have to scale back our operations or limit our research and development activities.

We must implement additional and expensive finance and accounting systems, procedures and controls as we grow our business and organization and to satisfy new reporting requirements, which will increase our costs and require additional management resources.
     As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of the Sarbanes-Oxley Act and other requirements will increase our costs and require additional management resources. We recently have been upgrading our finance and accounting systems, procedures and controls and will need to continue to implement additional finance and accounting systems, procedures and controls as we grow our business and organization and to satisfy new reporting requirements. If we are unable to complete the required Section 404 assessment as to the adequacy of our internal control over financial reporting, if we fail to maintain or implement adequate controls, or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting as of the date of our first Form 10-K for which compliance is required, our ability to obtain additional financing could be impaired. In addition, investors could lose confidence in the reliability of our internal control over financial reporting and in the accuracy of our periodic reports filed under the Exchange Act. A lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline.
RISKS RELATED TO OUR COMMON STOCK
Our operating results may fluctuate, which could cause our stock price to decrease.
     Fluctuations in our operating results may lead to fluctuations, including declines, in our share price. Our operating results and our share price may fluctuate from period to period due to a variety of factors, including:
•	demand by physicians and patients for Oncotype DX;

•	reimbursement decisions by third-party payors and announcements of those decisions;

•	clinical trial results and publication of results in peer-reviewed journals or the presentation at medical conferences;

•	the inclusion or exclusion of our products in large clinical trials conducted by others;

•	new or less expensive products and services or new technology introduced or offered by our competitors or us;

•	the level of our development activity conducted for new products, and our success in commercializing these developments;

•	the level of our spending on Oncotype DX commercialization efforts, licensing and acquisition initiatives, clinical trials, and internal research and development;

•	changes in the regulatory environment, including any announcement from the FDA regarding its decisions in regulating our activities;

•	the impact of seasonality on our business;

•	changes in recommendations of securities analysts or lack of analyst coverage;

•	failure to meet analyst expectations regarding our operating results;

•	additions or departures of key personnel; and

•	general market conditions.
     Variations in the timing of our future revenues and expenses could also cause significant fluctuations in our operating results from period to period and may result in unanticipated earning shortfalls or losses. In addition, the Nasdaq National Market in general, and the market for life science companies in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies.
Future sales of shares by our stockholders could cause the market price of our common stock to drop significantly, even if our business is doing well.
     Future sales of our common stock in the public market, or the perception that such sales might occur, could cause the market price of our common stock to decline. As of October 31, 2005, we had 24,469,458 shares of common stock outstanding, and 231,604 shares subject to unexercised options that are fully vested. Of the outstanding shares,
          • 5,016,722 shares are eligible for resale; and
          • 18,935,778 shares will be available for sale March 28, 2006 (subject to extension in specified circumstances), which is the date of the expiration of lock-up agreements the holders of our common stock entered into with us or with the underwriters in connection with our initial public offering, subject to vesting requirements and certain volume limitations.
Any or all of the shares subject to the lock-up agreements may be released prior to expiration of the lock-up period at the discretion of the underwriters. To the extent shares are released before the expiration of the lock-up period and these shares are sold into the market, the market price of our common stock could decline.
If our principal stockholders, executive officers and directors choose to act together, they may be able to control our management and operations, which may prevent us from taking actions that may be favorable to you.
     Our executive officers, directors and principal stockholders, and entities affiliated with them, beneficially own in the aggregate approximately 46.1% of our common stock as of September 30, 2005. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of us or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

We do not expect to pay dividends in the foreseeable future. As a result, you must rely on stock appreciation for any return on your investment.
     We do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends will also depend on our financial condition, results of operations, capital requirements and other factors and will be at the discretion of our board of directors. Accordingly, you will have to rely on capital appreciation, if any, to earn a return on your investment in our common stock. Furthermore, we may in the future become subject to contractual restrictions on, or prohibitions against, the payment of dividends.
Anti-takeover provisions in our charter, bylaws and Delaware law may make it difficult for you to change our management and may also make a takeover difficult.
     Our corporate documents and Delaware law contain provisions that limit the ability of stockholders to change our management and may also enable our management to resist a takeover. These provisions include limitations on persons authorized to call a special meeting of stockholders and advance notice procedures required for stockholders to make nominations of candidates for election as directors or to bring matters before an annual meeting of stockholders. These provisions might discourage, delay or prevent a change of control or in our management. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors and cause us to take other corporate actions. In addition, the existence of these provisions, together with Delaware law, might hinder or delay an attempted takeover other than through negotiations with our board of directors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments through a variety of securities, including commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents through September 30, 2005 included liquid money market accounts.
ITEM 4. CONTROLS AND PROCEDURES.
          (a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet, and management believes that they meet, reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
          Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.
          (b) Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 4(a) above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
          (a) In the three months ended September 30, 2005, we issued 99,983 shares of unregistered common stock for an aggregate purchase price of $1.12 upon the exercise of previously granted options. These transactions were effected under Rule 701 of the Securities Act of 1933. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the shares certificates and other instruments issued in such transactions. All recipients either received adequate information about us or had access, through employment or other relationships, to such information. There were no underwriters employed in connection with the transactions set forth in paragraph (a) of this Item 2.
          On October 4, 2005, the Company issued to Incyte Corporation (“Incyte”) 416,666 shares of the Company’s Common Stock (the “Shares”) for an aggregate purchase price of $4,999,992 pursuant to Section 7.1(b) of the Series C Preferred Stock Purchase Agreement dated March 30, 2001, between the Registrant and Incyte, as amended by Amendment No. 1 to Series C Preferred Stock Agreement, dated February 4, 2004 (together, the “Stock Purchase Agreement”). Under the Stock Purchase Agreement, the Registrant had a put right to cause Incyte to purchase from the Registrant in a private sale up to $5 million of the Registrant’s common stock at a price per share equal to the initial public offering price. In accordance with the Stock Purchase Agreement, the number of shares was calculated as $5 million divided by $12, the per share initial public offering price of the Registrant’s common stock. There were no underwriters employed in connection with the transaction set forth in this paragraph. The Shares were issued by the Registrant in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and Rule 506 of Regulation D promulgated thereunder. Incyte is an “accredited investor” under the Act and has access to information about the Registrant. The Shares were sold in a transaction not involving a public offering and the certificate representing the Shares bears the appropriate restrictive legends. Incyte acknowledged that the sale of the Shares was not registered under the Act and that the Shares could not be resold unless the Shares were registered or an exemption from such registration was available.
          (b) The Company’s Registration Statement on Form S-1 (File No. 333-126626) related to its initial public offering was declared effective by the SEC on September 28, 2005. A total of 5,769,230 shares of the Company’s Common Stock was registered with the SEC. All of these shares were registered on the Company’s behalf. The offering commenced on September 29, 2005 and 5,016,722 shares of common stock offered were sold on October 4, 2005 for an aggregate offering price of $60.2 million through the managing underwriters: J.P. Morgan Securities Inc., Lehman Brothers Inc., Piper Jaffray & Co., Thomas Weisel Partners, LLC and JMP Securities LLC.
          The Company paid to the underwriters underwriting discounts and commissions totaling $4.4 million in connection with the offering. In addition, the Company incurred additional expenses of approximately $2.1 million in connection with the offering, which when added to the underwriting discounts and commissions paid by the Company amounts to total expenses of $6.5 million. Thus the net offering proceeds to the Company (after deducting underwriting discounts and commissions and offering expenses) were approximately $53.6 million. No offering expenses were paid directly or indirectly to any of the Company’s directors or officers (or their associates), persons owning ten percent (10%) or more of any class of the Company’s equity securities or to any other affiliates.

          All of the net proceeds from the initial public offering and the sale of the Shares to Incyte were received on October 4, 2005, after the close of the quarter. All net proceeds have been invested in interest bearing, investment-grade securities.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          On September 23, 2005, the Company obtained the written consent of its preferred stockholders and common stockholders for each of the following proposals:
a.	To approve a 1-for-3 reverse split of the outstanding shares of the Company’s common stock;

b.	To approve an amended and restated Certificate of Incorporation to become effective upon the closing of the Company’s initial public offering;

c.	To approve the adoption of the Company’s 2005 Stock Incentive Plan;

d.	To ratify and approve the Company’s entering into Indemnification Agreements with the Company’s directors and officers; and

e.	With respect to holders of the Company’s preferred stock, to consent to the conversion of all shares into Common Stock immediately upon the closing of the Company’s initial public offering IPO.
The vote approving the 1-for-3 reverse split of the outstanding shares of the Company’s capital stock was 16,235,892 shares for, 18,472 shares against and 83,985 shares abstaining. The vote approving the amended and restated Certificate of Incorporation to become effective upon the closing of the IPO was 16,254,364 shares for, no shares against and 83,985 shares abstaining. The vote approving the Company’s 2005 Stock Incentive Plan was 16,254,364 shares for, no shares against and 83,985 shares abstaining. The vote ratifying and approving the Company’s entering into Indemnification Agreements with the Company’s directors and officers was 16,254,364 shares for, no shares against and 83,985 shares abstaining. The vote of holders of the Company’s preferred stock consenting to the conversion of all shares into Common Stock immediately upon the closing of the IPO was 14,266,435 shares for, no shares against and 44,550 shares abstaining.
ITEM 6. EXHIBITS

Exhibit
Number	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1#	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32.2#	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genomic Health, Inc.

Date: November 14, 2005	By:	/s/ Randal W. Scott

Randal W. Scott, Ph.D.
	Its:	Chairman of the Board of Directors and
Chief Executive Officer (Principal
Executive Officer)

Date: November 14, 2005	By:	/s/ G. Bradley Cole

G. Bradley Cole
	Its:	Executive Vice President and Chief
Financial Officer (Principal Financial Officer
and Accounting Officer)

GENOMIC HEALTH, INC.
EXHIBIT INDEX

Exhibit
Number	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1#	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32.2#	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act.