Form 10-K
period 2005-12-31
GENOMIC HEALTH INC
filed 2006-03-22
CIK 1131324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number: 000-51541
GENOMIC HEALTH, INC.
(Exact name of Registrant as specified in its charter)

Delaware	77-0552594
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
301 Penobscot Drive Redwood City, California (address of principal executive offices)	94063 (zip code)

(650) 556-9300
(Registrant’s telephone number, including area code)

None
(Securities registered pursuant to Section 12(b) of the Act)

Common Stock
(Securities registered pursuant to Section 12(g) of the Act and Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The registrant’s common stock first traded on the Nasdaq National Market on September 29, 2005. Accordingly, the registrant’s common stock was not trading publicly on June 30, 2005. As of March 1, 2006, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was approximately $142.2 million, based on the closing price of the common stock as reported on the Nasdaq National Market for that date.

There were 24,484,350 shares of the registrant’s Common Stock issued and outstanding on March 1, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2006 Annual Meeting of Stockholders to be held on May 24, 2006.

PART I

ITEM 1.	Business.

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our expectation that, for the foreseeable future, substantially all of our revenues will be derived from Oncotype DX; our expectation that our research and development expense levels will remain high as we seek to enhance Oncotype DX and develop new products; our plans to expand the capacity of our commercial laboratory; when we intend to occupy space under our new lease; our dependence on collaborative relationships; the results of our collaborative arrangements and the rights to diagnostic tests, if any, that may result from those agreements; our compliance with federal, state and foreign regulatory requirements; our expectation that product revenues will grow; how we intend to spend our existing cash; our plans to borrow additional amounts under existing or new financing arrangements; the regulation of Oncotype DX by the U.S. Food and Drug Administration; our plans to pursue reimbursement on a case-by-case basis; our ability, and expectations as to the amount of time it will take, to achieve successful reimbursement from third-party payors and government insurance programs; the factors that will drive broad market acceptance of our products and the establishment of coverage policies; the scope or effectiveness of coverage decisions; the amount of future revenues that we may derive from Medicare; changes in the way we recognize revenue; increases in patient and physician demand and acceptance of our products resulting from our direct sales approach; plans for enhancements of Oncotype DX to address different patient populations of breast cancer; plans for, and the timeframe for the development of, future products addressing multiple cancers; the outcome or success of clinical trials and studies; the applicability of clinical study results to actual outcomes; the impact of publications peer-review medical journals on our business; the ability of genomics to change the diagnosis and treatment of diseases and provide significant economic benefits to the healthcare system; the capacity of our laboratory to process tests; the ability of our technology to screen increasing numbers of genes in tissue samples; our intellectual property and our strategies regarding filing additional patent applications to strengthen our intellectual property rights; our expected stock-based compensation expense in future periods; our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing; and anticipated market trends and challenges in our business and the markets in which we operate.

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Reported results should not be considered an indication of future performance. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as our ability to develop and commercialize new products; the risk of unanticipated delays in research and development efforts; the risk that we may not obtain reimbursement for our existing test and any future products we may develop; the risks and uncertainties associated with the regulation of our products by the U.S. Food and Drug Administration; the ability to compete against third parties; our ability to obtain capital when needed; our history of operating losses and the risks set forth under Item 1A.,“Risk Factors.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

This Annual Report contains statistical data that we obtained from reports generated by the American Cancer Society and by DaVinci Oncology Specialists, a division of The Mattson Jack Group, Inc. These reports generally indicate that they have obtained their information from sources believed to be reliable but do not guarantee the accuracy and completeness of their information. Although we believe that the reports are reliable, we have not independently verified their data.

All references to “Genomic Health,” “we,” “us,” or “our” mean Genomic Health, Inc.

The Genomic Health logo, Oncotype, Oncotype DX and Recurrence Score are trademarks or registered trademarks of Genomic Health, Inc. We also refer to trademarks of other corporations and organizations in this Report.

Company Overview

Genomic Health, Inc. was formed as a Delaware corporation in August 2000. We are a life science company focused on the development and commercialization of genomic-based clinical diagnostic tests for cancer that allow physicians and patients to make individualized treatment decisions. In January 2004, we launched our first test under the brand name Oncotype DX for early stage breast cancer patients. We believe that Oncotype DX is the first genomic test with clinical evidence supporting its ability to predict the likelihood of cancer recurrence, the likelihood of patient survival within 10 years of diagnosis and the likelihood of chemotherapy benefit. Our initial test is focused on patients with early stage, node negative, or N−, estrogen receptor positive, or ER+, breast cancer who will be treated with tamoxifen, a frequently used hormonal therapy. Of the 230,000 patients who were expected to be diagnosed with breast cancer in the United States in 2005, approximately half were predicted to be early stage breast cancer patients that are N− and ER+. Many of the diagnostic factors currently used in connection with early stage breast cancer are subjective, have limited capability to predict future cancer recurrence and are not useful in predicting response to chemotherapy. We believe that the use of Oncotype DX can provide a deeper understanding of each patient’s breast cancer and therefore should result in better informed and more appropriate treatment decisions.

We developed Oncotype DX using a multi-step approach, conducting clinical studies on tumor specimens from more than 2,600 breast cancer patients. Our technology provides quantitative gene expression information for each patient’s tumor, which we refer to as an oncotype. When an oncotype is correlated with known clinical outcomes, it can be useful in predicting the likelihood of an individual patient’s tumor behavior. Oncotype DX for breast cancer utilizes a 21-gene panel whose composite gene expression profile can be represented by a single quantitative score, which we call a Recurrence Score. The higher the Recurrence Score, the more aggressive the tumor and the more likely it is to recur. The lower the Recurrence Score, the less aggressive the tumor and the less likely it is to recur. Oncotype DX has been clinically validated for N−, ER+, tamoxifen-treated breast cancer patients by two large independent studies. Moreover, we have demonstrated that the Recurrence Score correlates with chemotherapy benefit, and we are undertaking further studies to support this finding. Oncotype DX is commercially available at a list price of $3,460 through our laboratory located in Redwood City, California, which is accredited under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and by the College of American Pathologists, or CAP. In 2004, over 500 tests were ordered by treating physicians. In December 2004, our validation study was published in The New England Journal of Medicine and the results of additional clinical trials were presented at the San Antonio Breast Cancer Conference. In 2005, more than 7,000 test reports were delivered as a result of orders from treating physicians. As of December 31, 2005, Oncotype DX had been ordered by over 2,400 physicians throughout the United States.

Scientific Background

Limits of Existing Approaches for Determining Cancer Treatments

Cancer is a group of complex molecular diseases characterized by the uncontrolled growth and spread of abnormal cells resulting from genetic mutations or damage that can severely disrupt normal body functions. In 2005, approximately 1.4 million people in the United States were expected to be diagnosed with cancer. Common types of cancer include breast, prostate, lung and colon. Cancers are difficult to treat because each type responds differently to treatments, depending upon the individual and the type and location of the cancer.

To treat cancer effectively, physicians diagnose and gauge the stage of a patient’s disease to determine the best course of therapy. The most common practice used to diagnose cancer is through pathologic evaluation of tumors under a microscope. For solid tumors, tumor tissue is typically removed through surgery or needle biopsy, fixed in a chemical preservative and embedded in paraffin wax. A pathologist places thin sections of this fixed paraffin embedded, or FPE, tissue onto glass slides so it can be studied under a microscope. In many cases, pathologists also use molecular staining techniques, including protein-specific staining, to improve the quality of their diagnosis. After visually examining the sample, the pathologist judges whether the biopsy contains normal or cancerous cells. The pathologist may also grade the tumor based on how aggressive the cancer cells appear under the microscope.

Once a pathologist diagnoses cancer, the patient’s physician determines the stage of the cancer based on further analysis of the patient’s condition using a variety of clinical measures, including the pathology grade, size of the tumor, how deeply the tumor has invaded tissues at the site of origin and the extent of any invasion into surrounding organs, lymph nodes or distant sites. Patient history, physical signs, symptoms and information obtained from existing tests are also evaluated and considered.

Physicians currently rely primarily on tumor pathology grade and stage when predicting whether a cancer will recur, which is the key determinant in treatment decisions. Because tumor pathology and staging are heavily dependent on visual assessment and human interpretation, physicians and patients make treatment decisions often using subjective and qualitative information that may not reflect the molecular nature of the patient’s cancer. As a result, many patients are misclassified as high risk when they are low risk for recurrence or low risk when they are high risk for recurrence, resulting in over-treatment for some and under-treatment for others.

For many cancer patients, chemotherapy is commonly used as a treatment. Chemotherapy involves the use of highly toxic drugs to kill cancer cells. It is often given after surgery to kill remaining cancer cells that could not be physically removed, to reduce the risk of disease recurrence. Chemotherapy can take months to complete and can dramatically impact a patient’s quality of life. Patients usually experience a wide range of acute toxicities, including infection, pain in the mouth and throat, weight loss, fatigue, hair loss, rashes and injection site reactions. In addition, long-term effects of chemotherapy can include cognitive impairment, cardiac tissue damage, infertility, disease of the central nervous system, chronic fatigue, secondary malignancies and personality changes. Overall benefits of chemotherapy vary significantly across cancer populations, and the benefit of treatment may not always justify the cost of the therapy or the physical and mental burden patients endure.

Use of Genomics to Understand Cancer

Genomics is the study of complex sets of genes, their expression and their function in a particular organism. A gene is a set of instructions or information that is embedded in the DNA of a cell. For a gene to be turned on or “expressed” by a cell, the cell must first transcribe a copy of its DNA sequence into messenger RNA, which is then translated by the cell into protein. Proteins are large molecules that control most biological processes and make up molecular pathways, which cells use to carry out their specific functions.

Genomics can also be used to understand diseases at the molecular level. Diseases can occur when mutated or defective genes inappropriately activate or block molecular pathways that are important for normal biological function. Disease can result from inheriting mutated genes or from developing mutations in otherwise normal cells. Such mutations can be the cause of cancer. The ability to detect a mutation or its functional results and to understand the process by which the mutation contributes to disease is crucial to understanding the molecular mechanisms of a disease.

A common form of genomic analysis is the measurement of gene expression, or the presence and amount of one or more RNA sequences in a particular cell or tissue. Mutations may change the gene expression pattern of a cell as the cell responds to an altered genetic code. Quantifying the differences in gene expression has become a common way to study the behavior of an altered cell. This method allows for the measurement of the expression of single or multiple genes. These expression levels can be correlated with disease and clinical outcomes.

Advances in genomic technology have accelerated the rate and lowered the cost of gene expression analysis, thus providing unprecedented opportunity for clinical utility. We believe gene expression technology has the potential to improve the quality of diagnosis and treatment of disease by arming patients and physicians with an understanding of disease at a molecular level that is specific to each patient.

Cancer results from alterations in cells caused by the molecular changes of mutated genes. The behavior of cancer is dependent on many different genes and how they interact. Cancer is complicated and it may not be possible to identify a single gene that adequately signals a more aggressive or less aggressive type of cancer. The ability to analyze multiple genes expressed by the tumor provides more valuable information, which enables individualized cancer assessment and treatment.

The key to utilizing genomics in cancer is identifying specific sets of genes and gene interactions that are important for diagnosing different subsets of cancers. Studies can be performed which link response to therapy or the likelihood of recurrence to the pattern of gene expression in tumors. These results can then be used to develop tests that quantify gene expression of an individual’s tumor, allowing physicians to better understand what treatments are most likely to work for an individual patient or how likely a cancer is to recur.

Our Solution

Our genomic-based diagnostic approach correlates gene expression information to clinical outcomes and provides information designed to improve treatment decisions for cancer patients. We have optimized technology for quantitative gene expression on FPE tissue by developing methods and processes for screening hundreds of genes at a time using minimal amounts of tissue. This technology allows us to analyze archived samples of tissue, retained by hospitals for most cancer patients, to correlate gene expression with known clinical outcomes. Once we have established and validated a test, we can then analyze a patient’s tumor and correlate the result to known clinical outcomes. As a result, each tumor’s gene expression can be quantified and correlated with responsiveness to therapy or the likelihood of cancer recurrence or progression. Oncotype DX, our first clinically validated product, uses this quantitative molecular pathology approach to provide an individualized analysis of each patient’s tumor.

We believe that our multi-gene analysis, as opposed to single-gene analysis, provides a more powerful approach to distinguish tumors as being more or less likely to recur or progress. Furthermore, as shown in breast cancer, our approach can be used to determine whether a cancer is more or less likely to respond to therapy. This information ultimately allows the physician and patient to choose a course of treatment that is individualized for each patient.

Our solution fits within current clinical practice and therapeutic protocols, facilitating product adoption. We analyze tissues as they are currently handled, processed and stored by clinical pathology laboratories. Once a patient is diagnosed with breast cancer and a physician orders Oncotype DX, the pathology lab provides us with the tumor block or thin sections from the biopsy specimen utilized for the diagnosis. Because the specimens are chemically preserved and embedded in paraffin wax, they require no special handling and can be sent by overnight mail to our laboratory in California. We believe this provides an advantage over tests using fresh or frozen tissue that require special handling, such as shipping frozen tissue on dry ice. We typically analyze the tissue and deliver our results to the treating physician within 10 to 14 days of receipt of the tissue sample. This is within the crucial decision window after the tumor has been surgically removed and before the patient and the treating physician discuss additional treatment options.

We believe our solution provides information that has the following benefits:

Improved Quality of Treatment Decisions.  We believe our approach to genomic-based cancer analysis improves the quality of cancer treatment decisions by providing an individualized analysis of each patient’s tumor that is correlated to clinical outcome. Our approach represents a substantial departure from existing approaches to treatment, which often use subjective, anatomic and qualitative factors to determine treatments. Oncotype DX has been shown in clinical studies to classify many patients into recurrence risk categories different from classifications based on current guidelines. Thus, our solution enables patients and physicians to make more informed decisions about treatment risk-benefit considerations and, consequently, design an individualized treatment plan.

Improved Economics of Cancer Care.  We believe that improving the quality of treatment decisions can result in significant economic benefits. In early stage breast cancer, our data shows that many patients are misclassified as high or low risk under existing treatment guidelines. Many low risk patients misclassified as high risk receive toxic and expensive chemotherapy treatment regimens. Chemotherapy and related costs may exceed $20,000, as compared to Oncotype DX’s list price of $3,460. On the other hand, some high risk patients misclassified as low risk are not provided chemotherapy treatment, possibly necessitating future treatment costing up to $50,000 or more if the cancer recurs.

Oncotype DX

Oncotype DX uses quantitative molecular pathology to improve cancer treatment decisions. We offer Oncotype DX as a clinical laboratory service, where we analyze tumor tissue samples in our laboratory and provide physicians with genomic information specific to the patient’s tumor. Early stage breast cancer is the first patient population where we have commercialized a genomic test that has been shown clinically to predict the likelihood of cancer recurrence, the likelihood of patient survival within 10 years of diagnosis and the likelihood of chemotherapy benefit.

Our technology provides quantitative gene expression information for each patient’s tumor, which we refer to as an oncotype. When an oncotype is correlated with known clinical outcomes, it can be useful in predicting the likelihood of an individual patient’s tumor behavior. This allows the physician and patient to address key issues such as risk of disease recurrence or progression, likelihood of long-term survival and potential response to chemotherapy or other treatments. In breast cancer, we developed our gene panel by narrowing the field of the approximately 25,000 human genes down to 250 cancer-related genes through review of existing research literature and computer analysis of genomic databases. We evaluated the 250 genes in three independent clinical studies to identify a 21-gene panel whose composite gene expression profile can be represented by a single quantitative score, which we call a Recurrence Score. The higher the Recurrence Score, the more aggressive the tumor and the more likely it is to recur. The lower the Recurrence Score, the less aggressive the tumor and the less likely it is to recur. Moreover, we have demonstrated that the Recurrence Score also correlates with chemotherapy benefit, and we are undertaking further studies to support this finding.

Oncotype DX for Breast Cancer

Approximately 230,000 new cases of breast cancer were diagnosed in the United States in 2005. Following diagnosis, a physician determines the stage of the breast cancer by examining the following:

•	the size of the tumor,

•	node status, referred to as node positive, or N+, where the tumor has spread to the lymph nodes, and node negative, or N−, where the tumor has not spread to the lymph nodes, and

•	the extent to which the cancer has spread to other parts of the body.

Breast cancer tumors are classified as stage I, II, III or IV. Stage I and II are generally referred to as early stage breast cancer, and stage III and IV are generally referred to as late-stage breast cancer. Standard treatment guidelines weigh the stage of the cancer and additional factors to predict cancer recurrence and determine treatment protocol such as:

•	the presence or absence of estrogen receptors, referred to as estrogen receptor positive, or ER+, where estrogen receptors are present, and estrogen receptor negative, or ER−, where estrogen receptors are not present,

•	the abundance of human epidermal growth factor receptor-type 2, or HER2, genes or protein in the tumor,

•	the age of the patient, and

•	the histological type and grading of the tumor as reported by the pathologist.

Because these diagnostic factors have limited capability to predict future recurrence and response to chemotherapy and some are subjective, a large percentage of early stage breast cancer patients are classified as high risk. As a consequence, the use of chemotherapy has become standard practice in these patients even though the benefit to this patient group as a whole is small. Most early stage breast cancer patients have N−, ER+ tumors. These patients have been demonstrated to respond well to hormonal therapy such as tamoxifen. Identifying which of these patients will further benefit from chemotherapy is a difficult decision under current guidelines. A National Surgical Adjuvant Breast and Bowel Project, or NSABP, study published in 2004 showed that after 12 years of follow-up, overall survival in N−, ER+ breast cancer patients using tamoxifen hormonal therapy alone was approximately 83% and the overall survival using tamoxifen hormonal therapy and chemotherapy was 87%. Therefore, the incremental survival benefit of chemotherapy in this study was only 4%. Our test is designed to help identify those patients with aggressive tumors who are most likely to benefit from chemotherapy and identify those patients with less aggressive tumors who may receive minimal clinical benefit from chemotherapy.

We believe that Oncotype DX is the first genomic test that has clinical evidence supporting its ability to predict the likelihood of cancer recurrence, the likelihood of patient survival within 10 years of diagnosis and the likelihood of chemotherapy benefit in early stage, N−, ER+ breast cancer patients treated with tamoxifen. Oncotype DX is currently available at a list price of $3,460. We accept orders from all 50 states through our commercial laboratory located in Redwood City, California. Our laboratory is accredited under CLIA and by CAP.

When the treating physician places an order for Oncotype DX, the local pathology laboratory sends the tumor sample to our laboratory. Once we receive the tumor sample, it is logged in and processed by our pathology department. Suitable samples then undergo a process by which RNA is extracted and purified. We then analyze the resulting material and produce a report, typically within 10 to 14 days of the receipt of the sample, that shows a Recurrence Score on a continuum between 0-100. The Recurrence Score, along with other data and tests that physicians obtain, forms the basis for the treatment decision.

The Recurrence Score has been clinically validated to correlate with an individual’s likelihood of breast cancer recurrence within 10 years of diagnosis. The lower the Recurrence Score the less likely the tumor is to recur and the higher the Recurrence Score the more likely the tumor is to recur. A Recurrence Score range from 0-100 correlates to an actual recurrence range from about 3% recurrence to over 30% recurrence for patients in our validation study using the NSABP Study B-14 population. This continuous range of scores differentiates Oncotype DX from other tests that predict only high or low risk by providing an individualized level of risk. To evaluate our clinical validation studies and compare Oncotype DX to other methods of classifying risk, we defined Recurrence Score ranges for low, intermediate and high risk groups. A Recurrence Score below 18 correlates with a low likelihood of recurrence; a Recurrence Score equal to or greater than 18 but less than 31 correlates with an intermediate likelihood of recurrence; and a Recurrence Score equal to or greater than 31 correlates with a high likelihood of recurrence. Within each risk category, Oncotype DX further quantifies the risk for any given patient. For example, a low risk patient may have as low as a 3% likelihood of recurrence of breast cancer within 10 years or as high as a 11% likelihood of recurrence, depending on the individual Recurrence Score. We believe this represents a substantial improvement upon existing methods for classifying patient risk.

Clinical Development and Validation of Oncotype DX

Clinical Development of the Oncotype DX Recurrence Score

We developed Oncotype DX using a multi-step approach, conducting clinical studies on tumor specimens from more than 2,600 breast cancer patients. First, we developed methods, using RT-PCR, to quantify the expression of hundreds of genes in RNA isolated from fixed paraffin embedded tumor tissue. We then selected 250 cancer-related genes using computer analysis of genomic databases and our knowledge of cancer pathways. Third, we performed three independent breast cancer clinical studies in a total of 447 patients with known clinical outcomes to test the relationship between the expression of the 250 cancer-related genes and recurrence. Two of these studies were conducted at Providence Saint Joseph Medical Center and Rush University Medical Center, using samples from patients with N− and N+ tumors who received tamoxifen, chemotherapy or both. A third study was conducted in our specific target population of N−, ER+ patients treated with tamoxifen.

From these studies we selected a panel of 21 genes, comprised of 16 cancer-related genes and five reference genes, with which we developed the Recurrence Score utilizing a number of statistical approaches. The Recurrence Score is obtained by first normalizing the expression of the cancer-related genes against the reference genes and then applying the Recurrence Score formula to calculate a single score scaled between 0-100.

Clinical Validation of Prediction of Recurrence and Survival in N−, ER+ Patients Treated with Tamoxifen

Our clinical validation studies were designed to answer two questions about the utility of the Recurrence Score when N−, ER+ breast cancer patients treated with tamoxifen make additional treatment decisions. First, we wanted to test whether Oncotype DX could differentiate patients with a high likelihood of recurrence from patients with a low likelihood of recurrence. Second, we wanted to expand these results with a second study to demonstrate success in predicting breast cancer survival in a community hospital setting.

Oncotype DX Predicts the Likelihood of Recurrence.  Our initial validation study was performed in 2003 in collaboration with the NSABP to determine whether Oncotype DX predicts the likelihood of breast cancer recurrence. This study, which was reported at the San Antonio Breast Cancer Conference in December 2003 and

published in The New England Journal of Medicine in December 2004, evaluated the ability of Oncotype DX to quantify the likelihood of breast cancer recurrence over 10 years. The study involved 668 patients who were enrolled in the NSABP Study B-14 between 1982 and 1988. Each patient sample was analyzed in a blinded fashion and the results provided back to the NSABP through a neutral party at the University of Pittsburgh for analysis. The Recurrence Score was used to prospectively define the following three risk groups based on our clinical development studies described above:

•	a low risk group, with a Recurrence Score of less than 18, classified 51% of patients with an average recurrence rate of 6.8%;

•	an intermediate risk group, with a Recurrence Score equal to or greater than 18 but less than 31, classified 22% of the patients with an average recurrence rate of 14.3%; and

•	a high risk group, with a Recurrence Score greater than 31, which included 27% of the patients with an average recurrence rate of 30.5%.

The Recurrence Score was able to assign patients into high and low risk groups (p<0.001) and, when the Recurrence Score was examined together with age and tumor size in a multivariate analysis, only the Recurrence Score remained a significant predictor of patient outcome (p<0.001). A p-value indicates the probability that the result obtained in a statistical test is due to chance rather than a true relationship between measures. A small p-value, generally less than 0.05, or p<0.05, indicates that it is very unlikely that the results were due to chance. In this study we also demonstrated that the likelihood of distant recurrence at 10 years increased continuously as the Recurrence Score increased, with a range from about 3% recurrence for a Recurrence Score of zero to greater than 30% recurrence for patients in the high Recurrence Score category.

In addition, in subgroup analysis of various ages, tumor sizes and pathology grade, the Recurrence Score remained a consistent predictor of distant recurrence.

Oncotype DX Predicts the Likelihood of Breast Cancer Survival in a Community Hospital Setting.  In collaboration with Northern California Kaiser Permanente, we conducted a large, case-control, epidemiological study of breast cancer patients diagnosed from 1985 to 1994 at 14 Northern California Kaiser hospitals. This study was initially reported at the San Antonio Breast Cancer Conference in December 2004 and further detailed results were presented at the annual meeting of the American Society of Clinical Oncology, or ASCO, in May 2005. Patients who died of breast cancer, or the cases, were matched with up to three controls based on each case’s age, race and ethnicity, tamoxifen treatment, facility and diagnosis year. Controls had to be alive at the time of the corresponding case’s death in order to compare outcomes and availability of follow-up for those patients alive at time of each case death. To be eligible, patients had to be N−, less than 75 years old and not have received adjuvant chemotherapy. Among a potentially eligible population of 4,964 patients, we identified 220 eligible cases and 570 matched controls. Approximately one-third of the study patients were treated with tamoxifen. This study was performed to confirm that the Recurrence Score predicts breast cancer survival at 10 years in ER+ patients treated with tamoxifen. The likelihood of breast cancer survival at 10 years was more than five fold higher for patients in the pre-defined low Recurrence Score group when compared to patients in the pre-defined high Recurrence Score group (p<0.003). With respect to the group of ER+ patients treated with tamoxifen, the absolute risk of breast cancer death at 10 years in the pre-specified risk groups was 2.8% for the low risk group, 10.7% for the intermediate risk group and 15.5% for the high risk group.

Additionally, in the larger population of ER+ patients untreated with tamoxifen, the Recurrence Score was also statistically significantly associated with breast cancer death at 10 years (p<0.025). This study, conducted in a community hospital setting, demonstrates that the Recurrence Score is independently associated with risk of breast cancer death and is able to identify subgroups of patients according to low, intermediate and high risk of death at 10 years.

Additional Questions Addressed by Further Studies

Additional studies were conducted to investigate three clinical and scientific questions:

•	How do patients in the different Recurrence Score risk groups respond to tamoxifen plus chemotherapy versus tamoxifen alone?

•	Does the Recurrence Score predict the likelihood of recurrence, the benefit from tamoxifen or both?

•	Does the Recurrence Score apply to untreated ER− patients and untreated ER+ patients?

Oncotype DX Predicts the Likelihood of Chemotherapy Benefit.  We conducted a study in 2004 with the NSABP to determine whether Oncotype DX is predictive of the likelihood of chemotherapy benefit. This study, which was reported initially at the San Antonio Breast Cancer Conference in December 2004 and further detailed results were presented at ASCO’s annual meeting in May 2005, included 651 patients from the NSABP Study B-20 with N−, ER+ breast cancer enrolled from 1988 to 1993. Of these patients, 227 were treated with tamoxifen alone and 424 were treated with tamoxifen plus chemotherapy. The results of this study demonstrated that low risk patients, as defined by the Recurrence Score, had a 96% recurrence-free survival rate at 10 years without chemotherapy compared with a 95% survival rate with chemotherapy, and intermediate risk patients as defined by the Recurrence Score had a 90% survival rate without chemotherapy compared with an 89% rate with chemotherapy. High risk patients as defined by the Recurrence Score had a 60% survival rate without chemotherapy compared with an 88% rate with chemotherapy (p<0.001).

These results demonstrate that Oncotype DX not only quantifies recurrence and survival risk but also correlates with the likelihood of chemotherapy benefit in early stage N−, ER+ breast cancer patients.

Oncotype DX Predicts Likelihood of Recurrence Because it Predicts both Prognosis and Tamoxifen Benefit.  In 2004, we conducted an expanded study with the NSABP Study B-14 population to determine whether Oncotype DX captures information regarding likelihood of distant recurrence, response to tamoxifen, or both. This study’s conclusions were reported at the San Antonio Breast Cancer Conference in December 2004 and further detailed results were presented at ASCO’s annual meeting in May 2005. The study included 645 patients with N−, ER+ breast cancer enrolled from 1982 to 1988, 355 of whom were given placebos and 290 of whom where treated with tamoxifen. The results of this study demonstrated that Oncotype DX predicts the likelihood of distant disease recurrence in tamoxifen-treated patients with N−, ER+ breast cancer because it captures both prognosis and response to tamoxifen. Furthermore, this study of Oncotype DX demonstrates that low and intermediate risk patients as defined by the Recurrence Score had the largest benefit of tamoxifen and high risk patients as defined by the Recurrence Score had minimal benefit of tamoxifen. The quantitative levels of ER, as defined by Oncotype DX, varied by over two-hundred fold within the ER+ population and increasing levels of quantitative ER gene expression correlated with increasing response to tamoxifen. Finally, Oncotype DX was able to discriminate between high and low risk patients in a subset of patients not treated with tamoxifen.

Results Were Inconclusive as to Whether Oncotype DX Predicts Likelihood of Recurrence in a Mixed Population of N−, Untreated Patients.  In 2003, we conducted a trial with The M.D. Anderson Cancer Center to test the predictive power of Oncotype DX in untreated breast cancer patients who were either ER− or ER+. This study was first reported at the San Antonio Breast Cancer Conference in December 2003 and published in Clinical Cancer Research in May 2005. Out of a pool of over 4,000 N− patient tissue samples, only 149 patients were untreated and had a sufficient tissue sample and RNA available to make them eligible for the study. The study population differed significantly from the NSABP Study B-14 treatment arm used for our initial validation study in that none of the patients were treated with tamoxifen, and the population included ER− and ER+ patients. This study did not demonstrate a significant predictive power for Oncotype DX in untreated N patients. Importantly, it also did not demonstrate the expected predictive power for other known predictive factors. For example, tumor grade inversely correlated with expected outcomes. Subsequent evaluations of Oncotype DX in the NSABP Study B-14 placebo arm using samples from untreated ER+ patients and in the Kaiser Permanente population-based study using samples from untreated ER+ and ER− patients demonstrated a correlation between the Recurrence Score and recurrence and survival. These results were reported at the San Antonio Breast Cancer Conference in December 2004 and ASCO’s annual meeting in May 2005.

Health Economic Benefits of Oncotype DX

We are sponsoring third-party studies conducted by researchers affiliated with academic institutions to examine the health economic implications of Oncotype DX. One such study, which was published in The American Journal of Managed Care, analyzed data from patients in the NSABP Study B-14 multi-center clinical trial to compare risk classification based on guideline criteria from the National Comprehensive Cancer Network, or NCCN, to risk classification by Oncotype DX. Of the 668 patients in the NSABP study population, NCCN guidelines classified 615, or 92%, as high risk and 53, or 8%, as low risk. Of the 615 patients classified as high risk by NCCN, Oncotype DX classified 49% as low risk, 22% as intermediate risk and 29% as high risk. Of the 53 patients that NCCN classified as low risk, Oncotype DX classified 6% as high risk, 22% as intermediate risk and 72% as low risk. In each case, Oncotype DX provided a more accurate classification of risk than the NCCN guidelines as measured by 10 year distant recurrence free survival.

Based on these results, a model was designed to forecast quality-adjusted survival and expected costs, or the net present value of all costs of treatment until death, if Oncotype DX was used in patients classified as low risk or high risk by NCCN guidelines. The model, when applied to a hypothetical population of 100 patients with the demographic and disease characteristics of the patients entered in the NSABP Study B-14, demonstrated an increase to quality-adjusted survival in this population of 8.6 years and a reduction in projected aggregate costs of approximately $200,000. Furthermore, the model showed that as the expected costs and anticipated toxicity of chemotherapy regimens increase, the use of the Recurrence Score to identify which patients would benefit from chemotherapy should lead to larger reductions in projected overall costs. According to this study, if all early stage breast cancer patients and their physicians used Oncotype DX and acted on the information provided by the Recurrence Score, there would be significant economic benefit to the healthcare system.

New Product Development

We developed Oncotype DX using the following multi-phased clinical development platform that we intend to use in developing future products for breast and other cancers:

•	Clinical Research Phase. In this phase, we establish a product definition and research plan. Our research team initiates the clinical research program with computer-based screening of the approximately 25,000 genes in the human genome to select candidate genes. The gene selection process uses genomic databases and knowledge of key cancer and drug related pathways. We use internally developed software for optimization and rapid selection of target DNA sequences in order to develop quantitative molecular pathology assays for each gene. To date, we have compiled a library of over 1,300 individual gene tests for use in multiple product opportunities. We secure access to archival tumor biopsy samples for feasibility studies as well as archival tumor biopsy samples correlated with clinical data for gene identification studies. The goal of these studies is to identify genes that correlate with a specific clinical outcome prior to moving the program into development.

•	Development Phase. We conduct additional clinical studies to refine the gene set in the specific patient population of interest. We select the final gene panel through statistical modeling of the gene correlation data to develop the best quantitative correlation to the target clinical outcome. With a gene panel and quantitative methodology established, we then finalize all of the remaining assay parameters. For example, for Oncotype DX we tested and verified protocols for RNA extraction and amplification, automated chemistry and reagent quality control and handling to establish a reproducible, scaleable process. Once the genes, assay chemistry, automation and analysis specifications are finalized, tested and verified, we begin clinical validation.

•	Validation Phase. In this phase, we conduct one or more validation studies with prospectively designed endpoints to test our candidate gene panel and the corresponding quantitative expression score. These studies are conducted with a different set of archival patient specimens to verify that the test correlates with the predicted clinical outcome in an independent patient population. Since we control the quality and reproducibility of our assays using FPE tissues, we are able to conduct large validation studies with archived samples with years of clinical outcomes. This allows validation studies to be performed more rapidly than would be the case with techniques that require fresh tissue, which must be newly collected and need many years of follow up before study results can be obtained.

•	Commercialization and Product Expansion Phase. Once a test is commercialized, we may perform additional studies designed to support the test’s clinical utility and potentially to broaden its use in additional patient populations or for additional indications. Such studies may include prospective studies to verify that our test is changing physician behavior as well as testing a commercial product in new populations. Multiple clinical studies are also useful for driving adoption and reimbursement by physicians and payors.

Our Product Pipeline

Over 550,000 treatment decisions were expected to be made in the United States in 2005 for patients diagnosed with early stages of breast, colon, prostate, renal cell and lung cancers and melanoma. Early stage cancers are often treated with adjuvant treatments that are administered in conjunction with primary therapy, such as surgery and radiation, intended to prevent the recurrence of a particular cancer. The early stage patient population is generally the larger treatment population for most cancers. While our products under development focus on early stage disease, we consider product opportunities in late-stage disease when appropriate.

Product Development Opportunities in Breast Cancer

The following table describes our current breast cancer product and our product opportunities:

2005 Estimated
Treatment
Decisions
	Breast Cancer	in the	Anticipated	Product
Breast Cancer Products	Population	United States	Product Attributes	Stage

Oncotype DX	N−, ER+	125,000	• Recurrence	Commercial
• Response to chemotherapy
			• Response to chemotherapy or other therapeutic regimens	Product Expansion
	N+	65,000	• Recurrence	Product
			• Response to chemotherapy or other therapeutic regimens	Expansion

Oncotype DX —	N−, ER+ and	190,000(1)	• Enhanced recurrence	Clinical Research
Second Generation	N+		• Enhanced response to chemotherapy

New Products	N−, ER−	30,000	• Response to taxanes(2)	Clinical Research
• Response to chemotherapy
• Recurrence
	N+	65,000(3)	• Response to taxanes	Clinical Research
• Response to chemotherapy

	N−, ER+	125,000(4)	• Response to taxanes	Clinical Research

(1)	Represents the sum of the 125,000 estimated treatment decisions in 2005 for N−, ER+ patients and the 65,000 estimated treatment decisions in 2005 for N+ breast cancer patients listed above.

(2)	Taxanes are a class of chemotherapy drugs that are commonly used for breast cancer.

(3)	This figure is the same as the 65,000 treatment decisions listed above.

(4)	This figure is the same as the 125,000 treatment decisions listed above.

Oncotype DX

We are conducting clinical studies with Oncotype DX to expand the market and improve certain product features. Approximately 65,000 patients were expected to be diagnosed in the United States in 2005 with N+ breast cancer and many may not benefit from chemotherapy or may have other health issues that increase the risk of chemotherapy treatment. Our early clinical research studies with Rush University Medical Center and Providence Saint Joseph Medical Center support further investigation of Oncotype DX for this patient population. Additional studies are in the planning stage to investigate whether Oncotype DX predicts the likelihood of recurrence in patients who use other hormonal therapies instead of tamoxifen. Additionally, we believe that individual gene scores which contribute to the Recurrence Score may have additional utility in predicting outcomes for specific therapies or disease subtypes. For example, a quantitative ER score may be a clinically useful predictor of response to tamoxifen based on our studies of the NSABP Study B-14 population.

Second Generation Oncotype DX

We are in the clinical research phase to investigate additional genes and gene combinations that may add to the predictive power of Oncotype DX. A second generation product, if successful, could further refine and improve the classification of patients and result in better information for treatment decisions. We have identified multiple genes through research and development studies that, in varying combinations, may provide improved prediction of recurrence risk and likelihood of response to chemotherapy.

Recurrence and Response Test for N−, ER− Breast Cancer

We are in the clinical research phase to develop a product to predict the likelihood of recurrence and response to chemotherapy in N−, ER− breast cancer patients. This population was expected to represent approximately 30,000 patients in the United States in 2005. To date, we have conducted several clinical research studies that included N−, ER− breast cancer patients, and we plan to continue to explore opportunities in this population, including tests to better define ER− patients based on quantitative molecular pathology.

Taxane Response Test

We are also in the clinical research phase to develop a product to predict the response of patients to taxanes. Taxanes are a class of chemotherapy drugs that are used in addition to traditional chemotherapy regimens in some patients but have side effects and are most often used in patients with aggressive or later stage tumors. The potential population for this product includes the estimated 65,000 N+ breast cancer patients as well as N−, ER− patients at high risk and N− patients at high risk in the United States in 2005. We have developed a number of hypotheses and selected a gene panel to investigate this product opportunity further.

Product Development Opportunities in Other Cancers

The following table describes our new products in development for cancers other than breast cancer:

	2005 Estimated
	Total Incidence	2005 Estimated
	in the	Addressable	Anticipated Product
Product Opportunity	United States	Population	Attributes	Product Stage

Colon Cancer	120,000	65,000	• Recurrence	Clinical Research
			• Prediction of drug response

Prostate Cancer	250,000	195,000	• Progression	Clinical Research
			• Recurrence
Renal Cell Cancer	40,000	25,000	• Recurrence	Clinical Research
			• Prediction of drug response
Non-small Cell Lung Cancer	155,000	25,000	• Recurrence	Clinical Research
			• Prediction of drug response
Melanoma	70,000	25,000	• Recurrence	Clinical Research
			• Prediction of drug response

Colon Cancer Recurrence and Response Test

We are in the clinical research phase of developing a test to predict the likelihood of recurrence and response to chemotherapy in patients with early stage colon cancer. Colon cancer was expected to affect approximately 120,000 individuals in the United States in 2005, of which approximately 65,000 early stage patients needed to decide whether or not to use chemotherapy for their cancer, as well as which chemotherapy to use. Only a small percentage of colon cancer patients are expected to have a survival benefit from additional treatment after surgery. We have developed an investigational 758-gene panel for colon cancer and have established a collaborative agreement with the NSABP, as well as other academic groups, to access colon tissue samples that have associated clinical outcome data.

Prostate Cancer Progression and Recurrence Test

We are in the clinical research phase of developing a test to predict the likelihood of progression and recurrence of prostate cancer in early stage patients. Approximately 250,000 men were expected to be diagnosed with prostate cancer in the United States in 2005, approximately 195,000 of whom will need to make critical decisions on whether or not to undergo local therapy, such as surgery or radiation, and on whether or not to have additional treatment after local therapy. Because the side effects of surgery and local radiation therapy can be serious, a need exists for a reliable test to determine the likelihood of progression. There is also a need for a reliable test to determine the likelihood of recurrence after local treatment, because hormonal therapy and chemotherapy have significant side effects as well. We are in the process of defining our prostate cancer gene panel and have established a collaborative agreement with an academic group to conduct initial feasibility studies and to access clinical samples correlated with outcome data in prostate cancer.

Renal Cell Cancer Recurrence and Response Test

We are in the clinical research phase of developing a test to predict the likelihood of recurrence and response to therapy in renal cell cancer. Approximately 40,000 individuals were expected to be diagnosed with renal cell cancer in the United States in 2005. Recently reported studies suggest that some of these patients may respond to new treatments. We have conducted initial feasibility studies to extract RNA from renal cell cancer specimens and are currently working to define potential products for patients with renal cell cancer under a collaborative agreement with an academic group that has access to clinical samples correlated to outcome data.

Non-small Cell Lung Cancer Recurrence and Response Test

We are in the clinical research phase of developing a test to predict the likelihood of response to chemotherapy in early stage, non-small cell lung cancer. Approximately 155,000 individuals were expected to be diagnosed with non-small cell lung cancer in the United States in 2005, of which approximately 25,000 of those patients were expected to be diagnosed before the cancer spreads and will need to make chemotherapy treatment decisions. Recent clinical studies suggest that at least some of those early stage patients will benefit from chemotherapy. The use of chemotherapy in early stage non-small cell lung cancer is relatively recent and is likely to accelerate. We have completed initial feasibility studies in lung tissues as a part of our EGFR inhibitor program described below and are in the process of defining our lung cancer gene panel. We have a collaborative agreement with an academic group that has access to clinical samples correlated to outcome data.

Melanoma Recurrence and Response Test

We are in the research phase of developing a test to predict the likelihood of recurrence and response to therapy for patients with melanoma. Approximately 70,000 individuals were expected to be diagnosed with melanoma in the United States in 2005. Recently reported studies suggest that some of these patients may respond to new treatments. We have conducted initial feasibility studies to extract RNA from melanoma cancer specimens and are currently working to define potential products for melanoma under a collaborative agreement with an academic group that has access to tissue samples that have been correlated to outcome data.

Product Development Opportunities for Targeted Therapeutics

New anti-cancer drugs in clinical development are designed to provide more targeted treatment which should improve efficacy and reduce side effects. A need exists to identify those patients who, based on the genomic profile of their tumors, are most likely to benefit from these therapies. We believe our individualized genomic analysis has the potential to improve patient selection for these therapies. We have had a number of discussions with pharmaceutical companies regarding the use of Oncotype DX or our clinical development platform to identify subsets of patients more likely to respond to a particular therapy. We have completed several studies with different companies to evaluate our technology, and we are marketing our clinical development platform to pharmaceutical companies for exploratory clinical studies.

Epidermal Growth Factor Receptor, or EGFR, Inhibitor Response Test

We are in the clinical research phase to develop tests to predict the likelihood of response to the EGFR inhibitor class of drugs. The market opportunity for these tests will initially be limited to metastatic disease in lung and colon cancer, with an estimated 60,000 patients in the United States in 2005, where such drugs are currently approved. We have conducted three small clinical research studies in lung cancer, colon cancer and head and neck cancer which allowed us to identify and file patent applications on a number of genes which may predict the response to EGFR inhibitors. Further clinical development may require partnerships with pharmaceutical companies that have access to appropriate clinical trial specimens.

In July 2005, we signed a collaborative agreement with Bristol-Myers Squibb Company and ImClone Systems Incorporated to develop a genomic test to predict the likelihood of response to Erbitux in colorectal carcinoma. Erbitux is a targeted therapy currently approved for the treatment of metastatic colorectal carcinoma. Consistent with terms we generally require in our collaborative agreements, the agreement provides for research funding support and milestone payments and provides us commercial rights to diagnostic tests that result from the collaboration.

Targeted Therapies in Breast Cancer

We entered into collaborative agreements with Aventis, Inc., a member of the sanofi-aventis group, and the Eastern Cooperative Oncology Group to investigate the ability of gene expression in fixed-paraffin-embedded tissues to predict the likelihood of response to adjuvant chemotherapy, including Taxotere, in patients with early breast cancer and zero to three involved lymph nodes. The agreements provide Genomic Health with commercial rights to diagnostic tests that may result from the collaboration and were effective as of December 1, 2005.

We cannot assure you that any of the above product opportunities or products in development will ever be commercialized or, if commercialized, will ever be successful.

Research and Development Expenses

Our research and development expenses were $9.5 million, $10.0 million and $9.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Technology

We utilize existing technologies such as RT-PCR and information technologies and optimize and integrate them into new processes. We expect to continue to extend the capabilities of the various components of our process to develop effective products. Our technology allows us to:

Extract RNA from FPE-tumor Biopsies

Our product development requires that we be able to quantify the relative amounts of RNA in patients’ FPE tissue specimens. We have developed proprietary technology, intellectual property and know-how for optimized and automated methods for extraction and analysis of RNA from FPE tissue. Although others can extract RNA from FPE tissue, to our knowledge the process has not been optimized and scaled up for high-throughput clinical testing and large-scale clinical development studies involving large numbers of genes. Our process uses commercially available reagents and instruments with our own proprietary process and automation protocols, which results in RNA extraction from the range of tissues used in our clinical development studies and our commercial laboratory test.

Amplify and Detect Diminished Amounts of RNA Consistently

We use a well-established technology that we license from Roche called RT-PCR as the basis for our quantitative molecular pathology assays. This technology uses PCR along with fluorescent detection methods to quantify the relative amount of RNA in a biological specimen. We believe our technology platform has the following advantages:

•	Sensitivity. We have developed protocols for extracting and quantifying RNA utilizing RT-PCR. Our method for amplifying small fragmented RNA is designed to allow us in the future to conduct studies with hundreds to thousands of genes from 10 micron sections of FPE tissue. Together with the inherent amplification of PCR, our platform provides us with sophisticated capabilities to quantify RNA levels from minimal amounts of tissue. The ability to amplify RNA allows us to maintain a repository of RNA from limited tissue samples that can be used for later studies.

•	Specificity. Human tissues contain thousands of different genes that are often highly related in sequence content, making it challenging for genomic tests to specifically identify molecules of interest. Our RT-PCR platform is highly specific because it works only when three different test reagents, called DNA probes and primers, independently match each gene to be measured. In addition, we have designed and implemented proprietary software for selecting optimal probe and primer sequences in an automated, high-throughput process. Our technology is also capable of quantifying non-coding RNA sequences that are present in miniscule quantities within tissues. The ability to utilize these sequences allows us to design highly specific assays for closely related genes.

•	Precision and Reproducibility. The reagents, materials, instruments and controls in our processes are used by trained personnel following validated standard operating procedures. Validation studies have shown that these standard operating procedures precisely quantify tested RNA with minimal variability in the assay system across days, instruments and operators. This enables our laboratory to produce consistently precise and accurate gene expression results. Our quality control methods for our reagents and processes, along with our software for automation, sample tracking, data quality control and statistical analysis, add to the reproducibility and precision of our test.

•	Dynamic Range. Because our RT-PCR platform can amplify small amounts of RNA in proportion to the amount present in the sample, we are able to measure RNA levels across as much as a hundred thousand fold range of differing RNA expression. Having a broad range of high resolution testing capability increases the quality of our correlations with clinical outcomes and therefore the predictive power of our tests.

Analyze Hundreds of Genes

Historically, RT-PCR has been used to screen one or, at most, a few genes at a time. The methods and know-how we have developed allow us to expand RT-PCR technology to a scale that enables screening of hundreds of genes at a time while using minimal amounts of tissue. During our initial years of operation, we typically screened 48 to 96 genes from a standard FPE tissue sample using RNA from three 10 micron sections of tissue. By 2003, we routinely screened 192 genes from each sample and, by 2004, we screened 384 genes per sample. Today, we have the capability to screen up to 768 different genes per sample without sacrificing the sensitivity, specificity and reproducibility of RT-PCR. With continued investment in miniaturization and automation, we believe that our technology will be capable of continued increases in throughput.

Employ Advanced Information Technology

We have developed computer programs to automate our RT-PCR assay process. We have also developed a laboratory information management system to track our gene-specific reagents, instruments, assay processes and the data generated. Similarly, we have automated data analysis, storage and process quality control. We use statistical methods to optimize and monitor assay performance and to analyze data from our clinical research and development studies.

Competition

We believe that we compete primarily on the basis of:

•	the value of the quantitative information Oncotype DX provides;

•	the clinical validation of Oncotype DX’s ability to predict recurrence and survival, and the demonstration of Oncotype DX’s ability to predict the likelihood of chemotherapy benefit;

•	our ability to perform clinical studies using archival tissue as it is currently processed, handled and stored;

•	our ability to screen hundreds of genes at a time;

•	the speed with which our clinical development platform can commercialize products;

•	our clinical collaborations with clinical study groups;

•	the level of customer service we provide, both to patients and health care professionals; and

•	our ability to obtain appropriate regulatory approvals in a timely fashion.

We believe that we compete favorably with respect to these factors, although we cannot assure you that we will be able to continue to do so in the future or that new products that perform better than Oncotype DX will not be introduced. We believe that our continued success depends on our ability to:

•	continue to innovate and maintain scientifically advanced technology;

•	enhance Oncotype DX for breast cancer to provide information in response to additional indications;

•	continue to validate our products, especially with respect to chemotherapy benefit;

•	obtain positive reimbursement decisions from payors;

•	expand Oncotype DX for use in other forms of cancer;

•	attract and retain skilled scientific and sales personnel;

•	obtain patents or other protection for our products;

•	obtain and maintain our clinical laboratory accreditations and licenses; and

•	successfully market and sell Oncotype DX.

Currently, our principal competition comes from existing diagnostic methods utilized by pathologists and oncologists, which generally involve assessing and evaluating the grade and stage of cancerous tumors when determining risk of recurrence. These methods, which have been used for many years and are therefore difficult to change or supplement, are typically accomplished in a short period of time without much expense. In addition, companies offering capital equipment and inexpensive kits or reagents to local pathology laboratories represent another source of potential competition. These kits are used directly by the pathologist, which facilitates adoption more readily than tests like Oncotype DX that are performed outside the pathology laboratory. In addition, few diagnostic methods are as expensive as Oncotype DX and others may develop lower-priced, less complex tests that could be viewed as the equivalent of ours.

We also face competition from companies such as Agendia B.V. which offer products or have conducted research to profile gene expression in breast cancer using fresh or frozen tissue. Commercial laboratories with strong distribution networks for diagnostic tests, such as Genzyme Corporation, Laboratory Corporation of America Holdings and Quest Diagnostics Incorporated, may become competitors. Other potential competitors include companies that develop diagnostic tests such as Bayer Healthcare LLC, Celera Genomics, a division of Applera Corporation, Roche Diagnostics, a division of F. Hoffmann-La Roche Ltd, and Veridex LLC, a Johnson & Johnson company, other small companies and academic and research institutions. In addition, in December 2005, the federal government allocated a significant amount of funding to The Cancer Genome Atlas, a project aimed at developing a comprehensive catalog of the genetic mutations and other genomic changes that occur in cancers and maintaining the information in a free public database. As more information regarding cancer genomics becomes available to the public, we anticipate that more products aimed at identifying targeted treatment options will be developed and these products may compete with ours.

Many of our present and potential competitors have widespread brand recognition and substantially greater financial and technical resources and development, production and marketing capabilities than we do. Competition among these entities to recruit and retain highly qualified scientific, technical and professional personnel and consultants is also intense. If we are unable to compete successfully against current or future competitors, we may be unable to increase market acceptance for and sales of our test, which could prevent us from increasing or sustaining our revenues, or achieving or sustaining profitability.

Reimbursement

Revenues for clinical laboratory testing services may come from several sources, including commercial third-party payors, such as insurance companies and health maintenance organizations, government payors, such as Medicare and Medicaid, patients and in some cases, from hospitals or referring laboratories (who, in turn bill third party payers for testing).

To gain broad reimbursement coverage, we are focusing on educating payors on the following Oncotype DX attributes:

•	Test Performance. Oncotype DX provides results that have been documented in clinical studies to be reproducible, sensitive, accurate and specific to the patient’s tumor. Patients may benefit from treatment decisions based on prediction of the likelihood of recurrence, survival and chemotherapy benefit.

•	Clinical Utility. Patients are provided a Recurrence Score on a risk continuum that may contribute to decision making regarding the use of adjuvant chemotherapy. We believe the large difference in risk of distant recurrence between tumors with low Recurrence Scores and high Recurrence Scores is indicative of the clinical utility of our test.

•	Peer-reviewed Publication and Consistent Study Outcomes. The 2003 NSABP validation study was peer-reviewed and published in The New England Journal of Medicine in December 2004. Physicians and payors often require one, and many require two or more, peer-reviewed publications to provide a basis for use and reimbursement decisions. The results of the independent Kaiser Permanente study reinforce the findings in the NSABP study. We believe that additional publications, including our findings on chemotherapy response, will increase usage and create a more favorable reimbursement environment.

•	Patient and Physician Demand. Increasing awareness and demand in the cancer community for Oncotype DX will be necessary for widespread payor adoption. Increased usage of the test by physicians can influence payors and facilitate the reimbursement decision process.

•	Improved Economics. We are sponsoring third-party studies and providing information to payors to demonstrate the economic benefits that can result from the use of Oncotype DX. A health economic analysis of Oncotype DX was published in The American Journal of Managed Care in May 2005.

As a relatively new test, Oncotype DX may be considered investigational by payors and not covered under their reimbursement policies. Consequently, we have pursued case-by-case reimbursement and expect the test will continue to be reviewed on this basis until policy decisions have been made by individual payors. We are also working with public and private payors and health plans to secure coverage for Oncotype DX based upon clinical evidence showing the utility of the test. As of December 2005, several regional payors, including Harvard Pilgrim Health Care, Inc., Highmark Blue Cross Blue Shield, Group Health Cooperative and AvMed Health Plans, had issued policies supporting reimbursement for our test. Kaiser Foundation Health Plan, Inc. has entered into a national clinical laboratory services agreement to reimburse us for Oncotype DX tests performed for their patients. In addition, the Federal Employees Health Benefits Program has made a positive coverage determination for their beneficiaries. Where policies are not in place, we pursue case-by-case reimbursement. Through this process, as of December 31, 2005, over 200 payors had reimbursed one or more Oncotype DX tests. We believe that it may take several years to achieve successful reimbursement with a majority of payors. However, we cannot predict whether, or under what circumstances, payors will reimburse for our tests. Payment amounts can also vary across individual policies. Denial of coverage by payors, or reimbursement at inadequate levels, would have a material adverse impact on market acceptance of our products.

Commercial Third-party Payors and Patient Pay.  Where there is a payor policy in place, we bill the payor and the patient in accordance with the established policy. Where there is no payor policy in place, we pursue reimbursement on behalf of each patient on a case-by-case basis. We request that physicians have a billing conversation with patients prior to a test being submitted to discuss the patient’s responsibility should their policy not cover the test. We also request that the physician inform the patient that we will take on the primary responsibility for obtaining third-party reimbursement on behalf of patients, including appeals for initial denials, prior to billing a patient. With this practice established, we believe that most patients receiving the Oncotype DX test have agreed to the test knowing that they may be responsible for all or some portion of the cost of the test should their medical insurer deny or limit coverage. Our efforts on behalf of patients take a substantial amount of time, and bills may not be paid for many months, if at all. Furthermore, if a third-party payor denies coverage after final appeal, it may take a substantial amount of time to collect from the patient, and we may not be successful.

In early 2005, the Medical Advisory Panel of the Blue Cross and Blue Shield Association’s Technology Evaluation Center, or BCBSA, a technology assessment group, concluded that the existing clinical data in support of Oncotype DX does not meet the panel’s technology criteria for clinical effectiveness and appropriateness. This assessment is provided for informational purposes to members of BCBSA and can be used by third-party payors and health care providers such as Blue Cross and Blue Shield, which provide healthcare coverage for nearly one-third of all Americans, as grounds to deny coverage for Oncotype DX.

Medicare and Medicaid.  In determining whether or not Medicare will pay for a service, the Centers for Medicare and Medicaid Services, or CMS, which oversees Medicare, can permit the contractors, who process and pay Medicare claims, to make that determination or it can make a national coverage determination, which will bind all Medicare contractors. To date, CMS has not issued a national coverage determination on Oncotype DX. As a result, whether or not Medicare will cover the test is the decision of National Heritage Insurance Company, or NHIC, California, the current local Medicare carrier for California and the contractor with jurisdiction to process claims submitted by us. In January 2006, NHIC California released a Local Coverage Determination providing coverage for the Oncotype DX test for female patients with estrogen-receptor positive, node-negative carcinoma of the breast when the ordering physician has determined, prior to ordering the test, that the intention to treat or not treat with adjuvant chemotherapy would be contingent, at least in part, on the results of the test for the individual patient in question. The Local Coverage Determination was based upon a determination by NHIC California that the Oncotype DX test is safe and effective and reasonable and necessary to contribute to breast cancer diagnosis and major treatment decisions. The Local Coverage Determination indicated that case-by-case review may be performed, as needed, and the test will be covered only when ordered by the treating physician, when necessary for diagnosis or treatment decisions and when used in patient care. The Local Coverage Determination states that the Oncotype DX test will be covered only when performed within six months of diagnosis of breast cancer and that the test will not be covered for male patients with breast cancer or for patients with recurrent or metastatic breast cancer who have had a previous Oncotype DX test. The Local Coverage Determination is effective for Oncotype DX services provided on or after February 27, 2006.

Prior to the announcement of Medicare coverage for our test, claims that were submitted to Medicare have been denied. We have successfully appealed a number of denied claims through the Administrative Law Judge stage and have received payment on most of those claims subsequent to year end. In other claims we appealed, the Administrative Law Judge determined that we are not entitled to payment because the documentation failed to show that the patients were estrogen-receptor-positive, lymph node negative cases. We cannot predict the outcome of a number of appeals that have been submitted for review by the Administrative Law Judge but for which no determination has been made.

In addition to appeals of denied claims, we are proceeding with submission for payment to NHIC California of more than 900 Medicare claims from April 2005 through February 26, 2006 that were held from submission pending the release of the Local Coverage Determination. Providers have at least 15 months from the date of service to file claims and have 12 months before a late claim payment reduction is imposed. We are working with NHIC California to process these claims in a manner consistent with the indications and limitations for coverage in the Local Coverage Determination. However, we cannot be certain that all these claims will be paid, and we may need to pursue appeals of these claims if denied.

The Local Coverage Determination explains that most or all coverage decisions for Medicare beneficiaries related to the Oncotype DX tests will be made by NHIC California. However, there remains some question as to whether claims for Oncotype DX tests performed on Medicare beneficiaries who were hospital patients at the time the tumor tissue sample was obtained may be billed by us to NHIC California or must be billed by the hospital to the Medicare contractor that processes the hospital’s claims. In February 2005, CMS issued a notice that would affect how the date of service for a laboratory service is determined, which could also affect how payment is determined for various services. On December 30, 2005, CMS issued an instruction to Medicare contractors to implement the February 2005 notice; this instruction has an effective date of April 3, 2006. On February 23, 2006, NHIC California published an article clarifying that when Oncotype DX is performed on a specimen collected during an inpatient admission and stored for less than 30 days prior to testing, we should bill the hospital for the service rather than the Medicare carrier. As a result, for these services, we would be required to bill and be paid by the hospital, and the hospital’s payment for the test would be included in the prospective payment for the inpatient admission. We have been working with CMS to clarify the hospital billing requirements, but we cannot be certain that CMS will make a favorable determination and allow us to bill NHIC California for Medicare cases where the tissue specimen was obtained from hospital patients. Hospital inpatients for whom Oncotype DX testing is ordered within 30 days of specimen collection represent approximately 10% of Medicare patients obtaining the test and represent approximately 2% of our potential future market for Oncotype DX.

In addition, each state Medicaid program, which pays for services furnished to the eligible medically indigent, will usually make its own decision whether or not to cover Oncotype DX. To date, no state Medicaid program has agreed to cover the test.

Payment

Clinical laboratory testing services, when covered by third-party payors, are paid under various methodologies, including prospective payment systems and fee schedules. Under Medicare, payment is generally made under the Clinical Laboratory Fee Schedule with amounts assigned to specific procedure billing codes. Each Medicare carrier jurisdiction has a fee schedule that establishes the price for each specific laboratory billing code. The Social Security Act establishes that these fee schedule amounts are to be increased annually by the percentage increase in the consumer price index, or CPI, for the prior year. Congress has frequently legislated that the CPI increase not be implemented. In the Medicare Prescription Drug, Improvement and Modernization Act, or MMA, Congress eliminated the CPI update through 2008. In addition, the National Limitation Amount, or NLA, which acts as a ceiling on Medicare reimbursement, is set at a percentage of the median of all the carrier fee schedule amounts for each test code. In the past, Congress has frequently lowered the percentage of the median used to calculate the NLA in order to achieve budget savings. Currently, the NLA ceiling is set at 74% of the medians for established tests and 100% of the median for diagnostic tests for which no limitation amount was established prior to 2001. Thus, no carrier can pay more than the NLA amount for any specific code.

At the present time, there is no specific Current Procedural Terminology (CPT) procedure code to report Oncotype DX. Therefore, the test generally must be reported under a non-specific, unlisted procedure code, which is subject to manual review of each claim. We have been informed by NHIC California that, under the Local Coverage Determination, we may expect claims to be paid consistent with the average allowed reimbursement rate for Oncotype DX claims that were billed and processed to completion as of September 30, 2005.

A Healthcare Common Procedure Coding System (HCPCS) code has been issued effective January 1, 2006 that some private third party payers may accept on claims for the Oncotype DX test. Medicare will not accept this HCPCS code, however. In the future, we may move forward with plans to obtain specific CPT procedure coding. If we do move forward with plans to obtain specific CPT coding, there is no assurance that specific coding will be adopted or that adequate payment will be assigned if and when a specific procedure code is adopted.

Several provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 may affect future payments for clinical laboratory testing services, including Oncotype DX. First, the Clinical Laboratory Fee Schedule payments under Medicare are frozen through 2008 with zero-percent annual adjustment. This would affect Medicare and Medicaid payments for Oncotype DX if a specific procedure code and Clinical Laboratory Fee Schedule payment are assigned to the test. Second, Congress authorized the Medicare program to conduct a demonstration project on applying competitive bidding to certain clinical laboratory tests. It is not clear whether competitive bidding will be applied more broadly to clinical laboratory services under Medicare at some point in the future and, if so, whether this would impact payment for Oncotype DX, which is provided solely by us. Third, Medicare is reforming the local contractor process to replace current contracts with fiscal intermediaries, which are billed by hospitals and other institutional providers, and carriers, which are billed by physicians, independent laboratories and other suppliers, with new contracts. These reforms may result in a change in the contractors to whom we send Medicare claims, which may affect coverage for Oncotype DX. Finally, on several occasions, including in 2003 during the negotiations over the MMA, Congress has considered imposing a 20% co-insurance amount on clinical laboratory services, which would require beneficiaries to pay a portion of the cost of their clinical laboratory testing. Although that requirement has not been enacted at this time, Congress could decide to impose such an obligation at some point in the future. If so, it could make it more difficult for us to collect payment for Oncotype DX.

Regulation

Clinical Laboratory Improvement Amendments of 1988

As a clinical laboratory, we are required to hold certain federal, state and local licenses, certifications and permits to conduct our business. Under CLIA, we are required to hold a certificate applicable to the type of work we perform and to comply with standards covering personnel, facilities administration, quality systems and proficiency testing.

We have a certificate of accreditation under CLIA to perform testing and are accredited by CAP. To renew our CLIA certificate, we are subject to survey and inspection every two years to assess compliance with program standards. The standards applicable to the testing which we perform may change over time. We cannot assure you that we will be able to operate profitably should regulatory compliance requirements become substantially more costly in the future.

If our laboratory is out of compliance with CLIA requirements, we may be subject to sanctions such as suspension, limitation or revocation of our CLIA certificate, as well as directed plan of correction, state on-site monitoring, civil money penalties, civil injunctive suit or criminal penalties. We must maintain CLIA compliance and certification to be eligible to bill for services provided to Medicare beneficiaries. If we were to be found out of compliance with CLIA program requirements and subjected to sanction, our business could be harmed.

Food and Drug Administration

The U.S. Food and Drug Administration, or FDA, regulates the sale or distribution, in interstate commerce, of medical devices, including in vitro diagnostic test kits. Devices subject to FDA regulation must undergo premarket review prior to commercialization unless the device is of a type exempted from such review. In addition, manufacturers of medical devices must comply with various regulatory requirements under the Federal Food, Drug and Cosmetic Act and regulations promulgated under that Act, including quality system review regulations, unless exempted from those requirements for particular types of devices. Entities that fail to comply with FDA requirements can be liable for criminal or civil penalties, such as recalls, detentions, orders to cease manufacturing and restrictions on labeling and promotion.

Clinical laboratory services are not typically subject to FDA regulation, but in vitro diagnostic test kits and reagents and equipment used by these laboratories may be subject to FDA regulation. Clinical laboratory tests that are developed and validated by a laboratory for use in examinations the laboratory performs itself are called “home brew” tests. Most home brew tests currently are not subject to premarket review by FDA although analyte-specific reagents or software provided to us by third parties and used by us to perform home brew tests may be subject to review by FDA prior to marketing. We believe that Oncotype DX is a type of home brew test. We believe that Oncotype DX is not subject to regulation under current FDA policies and have communicated this conclusion to FDA staff. We believe that the container we provide for collection and transport of tumor samples from a pathology laboratory to our laboratory is a medical device subject to FDA regulation but exempt from premarket review.

In January 2006, we received a letter from FDA regarding Oncotype DX inviting us to meet with FDA to discuss the nature and appropriate regulatory status of our technology and the least burdensome ways that the company may fulfill any FDA premarket review requirements that may apply. The Company plans to meet with FDA. We cannot provide any assurance that FDA regulation, including premarket review, will not be required in the future for Oncotype DX. If premarket review is required, this could adversely affect our business until such review is completed and approval or clearance to market is obtained. If premarket review is required by FDA, there can be no assurance that our test will be cleared or approved on a timely basis, if at all. Ongoing compliance with FDA regulations would increase the cost of conducting our business, subject us to inspection by FDA and to the requirements of FDA and penalties for failure to comply with the requirements of FDA. Should any of the reagents obtained by us from vendors and used in conducting our home brew test be affected by future regulatory actions, we could be adversely affected by those actions, including increased cost of testing or delay, limitation or prohibition on the purchase of reagents necessary to perform testing.

Health Insurance Portability and Accountability Act

Under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, the U.S. Department of Health and Human Services, or HHS, has issued regulations to protect the privacy and security of protected health information used or disclosed by health care providers, such as us. HIPAA also regulates standardization of data content, codes and formats used in health care transactions and standardization of identifiers for health plans and providers. Penalties for violations of HIPAA regulations include civil and criminal penalties.

We have developed policies and procedures to comply with these regulations by the respective compliance enforcement dates. The requirements under these regulations may change periodically and could have an effect on our business operations if compliance becomes substantially more costly than under current requirements.

In addition to federal privacy regulations, there are a number of state laws governing confidentiality of health information that are applicable to our operations. New laws governing privacy may be adopted in the future as well. We have taken steps to comply with health information privacy requirements to which we are aware that we are subject. However, we can provide no assurance that we are or will remain in compliance with diverse privacy requirements in all of the jurisdictions in which we do business. Failure to comply with privacy requirements could result in civil or criminal penalties, which could have a materially adverse impact on our business.

Federal and State Self-referral Prohibitions

We are subject to the federal self-referral prohibitions commonly known as the Stark Law, and to similar restrictions under California’s Physician Ownership and Referral Act, commonly known as PORA. Together these restrictions generally prohibit us from billing a patient or any governmental or private payor for any test when the physician ordering the test, or any member of such physician’s immediate family, has an investment interest in, or compensation arrangement with, us, unless the arrangement meets an exception to the prohibition.

Both the Stark Law and PORA contain an exception for referrals made by physicians who hold investment interests in a publicly traded company that has stockholders’ equity of $75 million at the end of its most recent fiscal year or on average during the previous three fiscal years, and which satisfies certain other requirements. In addition, both the Stark Law and PORA contain an exception for compensation paid to a physician for personal services rendered by the physician. We have compensation arrangements with a number of physicians for personal services, such as speaking engagements and specimen tissue preparation. We have structured these arrangements with terms intended to comply with the requirements of the personal services exception to Stark and PORA. However, we can not be certain that regulators would find these arrangements to be in compliance with Stark, PORA or similar state laws. We would be required to refund any payments we receive pursuant to a referral prohibited by these laws to the patient, the payor or the Medicare program, as applicable.

Sanctions for a violation of the Stark Law include the following:

•	denial of payment for the services provided in violation of the prohibition;

•	refunds of amounts collected by an entity in violation of the Stark Law;

•	a civil penalty of up to $15,000 for each service arising out of the prohibited referral;

•	exclusion from federal healthcare programs, including the Medicare and Medicaid programs; and

•	a civil penalty of up to $100,000 against parties that enter into a scheme to circumvent the Stark Law’s prohibition.

These prohibitions apply regardless of the reasons for the financial relationship and the referral. No finding of intent to violate the Stark Law is required for a violation. In addition, under an emerging legal theory, knowing violations of the Stark Law may also serve as the basis for liability under the Federal False Claims Act.

Further, a violation of PORA is a misdemeanor and could result in civil penalties and criminal fines. Finally, other states have self-referral restrictions with which we have to comply that differ from those imposed by federal and California law. While we have attempted to comply with the Stark Law, PORA and similar laws of other states, it is possible that some of our financial arrangements with physicians could be subject to regulatory scrutiny at some point in the future, and we cannot provide an assurance that we will be found to be in compliance with these laws following any such regulatory review.

Federal and State Anti-kickback Laws

Federal Anti-kickback Law makes it a felony for a provider or supplier, including a laboratory, to knowingly and willfully offer, pay, solicit or receive remuneration, directly or indirectly, in order to induce business that is reimbursable under any federal health care program. A violation of the Anti-kickback Law may result in imprisonment for up to five years and fines of up to $250,000 in the case of individuals and $500,000 in the case of organizations. Convictions under the Anti-kickback Law result in mandatory exclusion from federal health care programs for a minimum of five years. In addition, HHS has the authority to impose civil assessments and fines and to exclude health care providers and others engaged in prohibited activities from the Medicare, Medicaid and other federal health care programs.

Actions which violate the Anti-kickback Law or similar laws may also involve liability under the Federal False Claims Act, which prohibits the knowing presentation of a false, fictitious or fraudulent claim for payment to the U.S. Government. Actions under the False Claims Act may be brought by the Department of Justice or by a private individual in the name of the government.

Although the Anti-kickback Law applies only to federal health care programs, a number of states, including California, have passed statutes substantially similar to the Anti-kickback Law pursuant to which similar types of prohibitions are made applicable to all other health plans and third-party payors. California’s anti-kickback statute, commonly referred to as Section 650, has been interpreted by the California Attorney General and California courts in substantially the same way as the HHS and the courts have interpreted the Anti-kickback Law. A violation of Section 650 is punishable by imprisonment and fines of up to $50,000.

Federal and state law enforcement authorities scrutinize arrangements between health care providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to induce patient care referrals and opportunities. The law enforcement authorities, the courts and Congress have also demonstrated a willingness to look behind the formalities of a transaction to determine the underlying purpose of payments between health care providers and actual or potential referral sources. Generally, courts have taken a broad interpretation of the scope of the Anti-kickback Law, holding that the statute may be violated if merely one purpose of a payment arrangement is to induce future referrals.

In addition to statutory exceptions to the Anti-kickback Law, regulations provide for a number of safe harbors. If an arrangement meets the provisions of a safe harbor, it is deemed not to violate the Anti-kickback Law. An arrangement must fully comply with each element of an applicable safe harbor in order to qualify for protection. There are no safe harbors to California’s Section 650.

Among the safe harbors that may be relevant to us is the discount safe harbor. The discount safe harbor applies to discounts provided by providers and suppliers, including laboratories, to clients with respect to Medicare, Medicaid, private pay or HMO patients, where the referring physician bills the payor for the test, not when the service provider bills the payor directly. If the terms of the discount safe harbor are met, the discounts will not be considered prohibited remuneration under the Anti-kickback Law.

California does not have a discount safe harbor. However, certain licensees, such as hospitals or physicians, may only mark-up laboratory tests purchased by those licensees from a laboratory if certain disclosures are made to patients and third party payors regarding the mark-up. Therefore, if and when we elect to offer discounts to California customers, including any hospital or physician, such discounts would not likely be viewed by regulators as prohibited under Section 650 because the mark-up would be disclosed by the customer to its buyer under California’s mark-up laws. In contrast, any such discounts provided by us to our non-California customers would have to be analyzed under California’s Section 650.

The personal services safe harbor to the Anti-kickback Law provides that remuneration paid to a referral source for personal services will not violate the Anti-kickback Law provided all of the elements of that safe harbor are met. One element is that, if the agreement is intended to provide for the services of the physician on a periodic, sporadic or part-time basis, rather than on a full-time basis for the term of the agreement, the agreement specifies exactly the schedule of such intervals, their precise length, and the exact charge for such intervals. Our personal services arrangements with some physicians did not meet the specific requirement of this safe harbor that the agreement specify exactly the schedule of the intervals of time to be spent on the services because the nature of the services, for example, speaking engagements, does not lend itself to exact scheduling and therefore meeting this element of the personal services safe harbor is impractical. Failure to meet the terms of the safe harbordoes not render an arrangement illegal. Rather, an arrangement would not have the protections of the safe harbor if challenged by a regulator and, if necessary, the parties might be required to demonstrate why the arrangement does not violate the Anti-kickback Law.

While we believe that we are in compliance with the Anti-kickback Law and Section 650, there can be no assurance that our relationships with physicians, hospitals and other customers will not be subject to investigation or a successful challenge under such laws. If imposed for any reason, sanctions under the Anti-kickback Law and Section 650 could have a negative effect on our business.

Other Federal Fraud and Abuse Laws

In addition to the requirements that are discussed above, there are several other health care fraud and abuse laws that could have an impact on our business. For example, provisions of the Social Security Act permit Medicare and Medicaid to exclude an entity that charges the federal health care programs substantially in excess of its usual charges for its services. The terms “usual charge” and “substantially in excess” are ambiguousand subject to varying interpretations.

Further, the Federal False Claims Act prohibits a person from knowingly submitting a claims or making a false record or statement in order to secure payment by the federal government. In addition to actions initiated by the government itself, the statute authorizes actions to be brought on behalf of the federal government by a private party having knowledge of the alleged fraud. Because the complaint is initially filed under seal, the action may be pending for some time before the defendant is even aware of the action. If the government is ultimately successful in obtaining redress in the matter or if the plaintiff succeeds in obtaining redress without the government’s involvement, then the plaintiff will receive a percentage of the recovery. Finally, the Social Security Act includes its own provisions that prohibit the filing of false claims or submitting false statements in order to obtain payment. Violation of these provisions may result in fines, imprisonment or both, and possible exclusion from Medicare or Medicaid.

California Laboratory Licensing

In addition to federal certification requirements of laboratories under CLIA, licensure is required and maintained for our laboratory under California law. Such laws establish standards for the day-to-day operation of a clinical laboratory, including the training and skills required of personnel and quality control. In addition, California laws mandate proficiency testing, which involves testing of specimens that have been specifically prepared for the laboratory.

If our laboratory is out of compliance with California standards, the California Department of Health Services, or DHS, may suspend, restrict or revoke our license to operate our laboratory; assess substantial civil money penalties; or impose specific corrective action plans. Any such actions could materially affect our business. We maintain a current license in good standing with DHS. However, we cannot provide assurance that DHS will at all times in the future find us to be in compliance with all such laws.

New York Laboratory Licensing

Because we receive specimens from New York state, our clinical laboratory is required to be licensed by New York. We maintain such licensure for our laboratory under New York state laws and regulations, which establish standards for:

•	day-to-day operation of a clinical laboratory, including training and skill levels required of laboratory personnel;

•	physical requirements of a facility;

•	equipment; and

•	quality control.

New York law also mandates proficiency testing for laboratories licensed under New York state law, regardless of whether or not such laboratories are located in New York. If a laboratory is out of compliance with New York statutory or regulatory standards, the New York State Department of Health, or the DOH, may suspend, restrict or revoke the laboratory’s New York license or assess civil money penalties. Statutory or regulatory noncompliance may result in a laboratory’s being found guilty of a misdemeanor under New York law. Should we be found out of compliance with New York laboratory requirements, we could be subject to such sanctions, which could harm our business. We maintain a current license in good standing with the DOH. However, we cannot provide assurance that the DOH will at all times find us to be in compliance with all such laws.

Other States’ Laboratory Testing

Florida, Maryland, Pennsylvania and Rhode Island require out-of-state laboratories which accept specimens from those states to be licensed. We have obtained licenses in those four states and believe we are in compliance with applicable licensing laws.

From time to time, we may become aware of other states that require out of state laboratories to obtain licensure in order to accept specimens from the state, and it is possible that other states do have such requirements or will have such requirements in the future. If we identify any other state with such requirements or if we are contacted by any other state advising us of such requirements, we intend to follow instructions from the state regulators as to how we should comply with such requirements.

Patents and Proprietary Technology

In order to remain competitive, we must develop and maintain protection on the proprietary aspects of our technologies. We rely on a combination of patent applications, copyrights, trademarks, trade secret laws and confidentiality, material data transfer agreements, licenses and invention assignment agreements to protect our intellectual property rights. We also rely upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain our competitive position. We generally protect this information with reasonable security measures.

As of December 31, 2005, we had no issued patents and a number of pending U.S. patent applications, including provisional and non-provisional filings. Some of these U.S. patent applications also have corresponding pending applications under the Patent Cooperation Treaty in Canada, Europe, Japan and Australia.

In these patent applications, we have either sole or joint ownership positions. In those cases where joint ownership positions were created, we have negotiated contractual provisions providing us with the opportunity to acquire exclusive rights under the patent applications. Under three patent applications, we have elected to allow exclusive options to lapse without exercising the option. The joint ownership agreements generally are in the form of material data transfer agreements that were executed at the onset of our collaborations with third parties.

Our patent applications relate to two main areas: gene expression technology methods, and gene markers for cancer recurrence and drug response in certain forms of cancer. We intend to file additional patent applications in the United States and abroad to strengthen our intellectual property rights. Our patent applications may not result in issued patents, and we cannot assure you that any patents that might issue will protect our technology. Any patents issued to us in the future may be challenged by third parties as being invalid or unenforceable, or third parties may independently develop similar or competing technology that are not covered by our patents. We cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

From time to time, the United States Supreme Court, other federal courts or the U.S. Patent and Trademark Office may change the standards of patentability. For example, at issue in a case pending before the United States Supreme Court, LabCorp v. Metabolite, is the question of whether the correlation between molecular markers, such as genes, and disease is patentable. There could be a negative impact on our business should these types of correlations not be patentable.

From time to time, we may receive notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights. Some of these claims may lead to litigation. We cannot assure you that we will prevail in these actions, or that other actions alleging misappropriation or misuse by us of third-party trade secrets, infringement by us of third-party patents and trademarks or the validity of patents issued to us in the future, will not be asserted or prosecuted against us, or that any assertions of misappropriation, infringement or misuse or prosecutions seeking to establish the validity of our patents will not materially or adversely affect our business, financial condition and results of operations.

An adverse determination in litigation or interference proceedings to which we may become a party relating to any patents issued to us in the future or any patents owned by third parties could subject us to significant liabilities to third parties or require us to seek licenses from third parties. Furthermore, if we are found to willfully infringe these patents, we could, in addition to other penalties, be required to pay treble damages. Although patent and intellectual property disputes in this area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. We may be unable to obtain necessary licenses on satisfactory or commercially feasible terms, if at all. If we do not obtain necessary licenses, we may not be able to redesign Oncotype DX or other of our tests to avoid infringement, or such redesign may take considerable time, and force us to reassess our business plans. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling Oncotype DX or other of our tests, which would have a significant adverse impact on our business.

All employees and technical consultants working for us are required to execute confidentiality agreements in connection with their employment and consulting relationships with us. Confidentiality agreements provide that all confidential information developed or made known to others during the course of the employment, consulting or business relationship shall be kept confidential except in specified circumstances. Agreements with employees provide that all inventions conceived by the individual while employed by us are our exclusive property. We cannot provide any assurance that employees and consultants will abide by the confidentiality or assignment terms of these agreements. Despite measures taken to protect our intellectual property, unauthorized parties might copy aspects of our technology or obtain and use information that we regard as proprietary.

Roche License

We have obtained from Roche Molecular Systems, Inc. a non-exclusive license under a number of U.S. patents claiming nucleic acid amplification processes known as polymerase chain reaction, or PCR, homogeneous polymerase chain reaction, and reverse transcription polymerase chain reaction, or RT-PCR. We use these processes in our research and development and in the processing of our tests. The Roche license is limited to the performance of clinical laboratory services within the United States and Puerto Rico, and does not include the right to make or sell products using the patented processes. The license continues as long as the underlying patent rights are in effect, but is subject to early termination by Roche under the following circumstances:

•	a change in our ownership;

•	a declaration of bankruptcy or insolvency, the making of an assignment for the benefit of our creditors, having a receiver appointed, or losing the federal or state licenses necessary for our operation;

•	a change in our status to a non-profit entity or government institution; or

•	our breach of or default under a material term of the license.

If the Roche license is terminated, we will be unable to use the licensed processes to conduct research and development or to perform our tests. As payment for the licenses granted to us, we make royalty payments to Roche consisting of a specified percentage of our net revenues.

Incyte Agreements

In connection with the sale of convertible preferred stock to Incyte Corporation in March 2001, we entered into three agreements with Incyte: a LifeSeq collaborative agreement, a patent license agreement and a collaboration and technology transfer agreement. We also entered into a Proteome BioKnowledge Library license agreement with Proteome, Inc., a then wholly owned subsidiary of Incyte.

Under the LifeSeq collaborative agreement, we obtained access to Incyte’s genomic database products and received the right to non-exclusively license certain of Incyte’s patent rights and know-how relating to the database information. Under the agreement, we paid database access fees to Incyte of $2.0 million in 2002 and $1.0 million in each of 2003 and 2004. We did not pay database access fees in 2005. Upon commercialization of Oncotype DX, we were required to make a one-time milestone payment of $100,000 and are obligated to pay royalties to Incyte each quarter based on net sales of Oncotype DX. There are no remaining access fees or milestone payments owing under this agreement. The LifeSeq collaborative agreement continues in perpetuity until terminated. The agreement may be terminated by us or Incyte if the other party materially fails to comply with its obligations under the agreement. If the agreement is terminated, we must pay Incyte an annual fee in order to retain any license we obtained under the agreement. We must continue to pay this fee until the license is terminated or until we make a milestone payment for the license, after which the license will continue in perpetuity.

Under the patent license agreement, we license various classes of patents from Incyte pertaining to the manipulation of genes, the detection of pathological conditions, comparative gene analysis, methods for fabricating tests of biological samples and the use of proteins as markers for cancers. In 2001, we paid Incyte an aggregate of $5.0 million in non-refundable license fees for all classes of patents that we license under this agreement. The non-refundable license fees were one-time payments and no future licensing fees are owing under this agreement. We are also obligated to pay Incyte continuing royalties based on a percentage of our net sales of products which incorporate each class of licensed patents. The patent license agreement continues until the underlying patent rights expire, unless it is terminated earlier. Incyte may terminate the patent license agreement if we fail to satisfy our obligations under the agreement or otherwise materially breach the agreement. We have the right to terminate the agreement on a patent by patent basis for any reason. If we terminate the agreement early, all of our patent rights under the agreement will expire, but we must continue to pay royalty obligations that we accrued prior to termination. In March 2004, we terminated our rights to some of these patents.

Under the collaboration and technology transfer agreement, we agreed to collaborate on a project with Incyte relating to developing technology for the recovery and extraction of RNA from tissues embedded in paraffin. Under this agreement, Incyte agreed to provide us access to Incyte’s technology regarding paraffin extraction for a period of 15 months ending in June 2002. We also agreed to pay Incyte continuing royalties based on the sales of products commercialized using the technology provided by Incyte under this agreement. The collaboration and technology transfer agreement expires on March 30, 2006, but may be terminated earlier if we and Incyte mutually agree in writing. The agreement may also be terminated by us or Incyte if the other party:

•	materially breaches or defaults under the agreement;

•	is subject to bankruptcy, insolvency, or dissolution proceedings or makes an assignment for the benefit of creditors; or

•	if substantially all of the assets of the other party are seized or attached.

All of our rights and obligations under the agreement will terminate when the agreement is terminated, except that termination of the agreement will not release us from any liabilities that accrued prior to termination.

Under the Proteome BioKnowledge Library license agreement, we licensed certain software and were provided access to certain biological databases from Proteome, Inc. This agreement expired in March 2002.

Oxford Finance Agreements

We have entered into a master security agreement and a number of promissory notes with Oxford Finance Corporation to finance equipment leases and computer and software leases. Under the master security agreement, we granted a security interest to Oxford in all of our goods, equipment, instruments and investment property. The following events would constitute a default by us under the master security agreement:

•	our failure to pay an obligation when due;

•	an attempt by us to sell, lease, transfer or encumber the collateral;

•	our failure to maintain liability insurance as required by the agreement;

•	any of the collateral being subject to attachment or levy;

•	our dissolving, becoming insolvent, filing for bankruptcy or having a receiver appointed;

•	a change in our ownership;

•	a material impairment of Oxford’s security interest in the collateral; or

•	a material adverse change in our financial condition, business or operations.

If we default under the master security agreement, Oxford may declare all of our indebtedness under the promissory notes to be immediately due and payable.

The promissory notes provide that amounts borrowed will be repaid in periodic installments. Principal underlying promissory notes to finance equipment leases must be paid in 45 monthly installments, and principal underlying promissory notes to finance computer and software leases must be paid in 36 monthly installments. Prepayment of indebtedness under a promissory note is subject to a prepayment penalty and is allowed only after the first anniversary of the note. As of December 31, 2005, the outstanding principal amount under these promissory notes was $3.7 million.

Employees

As of December 31, 2005, we had 124 employees, including 36 in research and development and medical, 20 in commercial operations, 42 in selling and marketing, 13 in information technology and 13 in administrative functions. None of our employees are covered by collective bargaining arrangements, and our management considers its relationships with our employees to be good.

Available Information

Our website is located at www.genomichealth.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

ITEM 1A.  Risk Factors.

RISKS RELATED TO OUR COMPANY

We are an early stage company with a history of losses, and we expect to incur net losses for the foreseeable future.

We have incurred substantial net losses since our inception. For the year ended December 31, 2005, we had a net loss of $31.4 million. From our inception in August 2000 through December 31, 2005, we had an accumulated deficit of approximately $96.2 million. To date, we have generated only minimal revenues, and we may never achieve revenues sufficient to offset expenses. We expect to devote substantially all of our resources to continue commercializing our existing product, Oncotype DX, and to develop future products.

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

In recent years, we have incurred significant costs in connection with the development of Oncotype DX. Our research and development expenses were $9.5 million for the year ended December 31, 2005. We expect our research and development expense levels to remain high for the foreseeable future as we seek to enhance our existing product and develop new products. As a result, we will need to generate significant revenues in order to achieve profitability. Our failure to achieve profitability in the future could cause the market price of our common stock to decline.

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

Since each payor makes its own decision as to whether to establish a policy to reimburse for a test, seeking these approvals is a time-consuming and costly process. To date, we have secured policy-level reimbursement approval only from a limited number of third-party payors and have not secured an approval from any state Medicaid program. We cannot be certain that coverage for Oncotype DX will be provided in the future by any third-party payors.

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

In January 2006, the California Medicare contractor with responsibility for processing and paying claims submitted by us released a local coverage determination providing coverage for Oncotype DX when used in accordance with the terms of the determination. The local coverage determination is effective for Oncotype DX services provided on or after February 27, 2006.

The local coverage determination explains that most or all coverage decisions for Medicare beneficiaries related to the Oncotype DX tests are made by the California Medicare contractor. However, there has been some question as to whether claims for Oncotype DX tests performed on Medicare beneficiaries who were hospital patients at the time the tumor tissue sample was obtained may be billed by us to the California Medicare contractor or must be billed by the hospital to the Medicare contractor that processes the hospital’s claims. In February 2005, CMS issued a notice that would affect how the date of service for a laboratory service is determined, which could also affect how payment is determined for various services. In December 2005, CMS issued an instruction to Medicare contractors to implement the February 2005 notice with an effective date of April 3, 2006. On February 23, 2006 the California Medicare contractor published an article clarifying that when Oncotype DX is performed on a specimen collected during an inpatient admission and stored for less than 30 days prior to testing the Company should bill the hospital for the service rather than the Medicare contractor. As a result, for these services, we would be required to bill and be paid by the hospital, and the hospital’s payment for the test would be included in the prospective payment for the inpatient admission. We have been working with Medicare program officials to address the hospital billing requirements, but we cannot be certain that CMS will make a favorable determination and allow us to bill for those cases. If we are not permitted to bill the California Medicare contractor for those cases, we would need to seek payment from the hospitals and the hospitals would be reimbursed for the test by Medicare. This could result in lower reimbursement rates for those cases.

Insurers, including managed care organizations, as well as government payors, such as Medicare, have increased their efforts to control the cost, utilization and delivery of health care services. From time to time, Congress has considered and implemented changes in the Medicare fee schedules in conjunction with budgetary legislation, most recently in November 2005. Further reductions of reimbursement for Medicare services may be implemented from time to time. Reductions in the reimbursement rates of other third-party payors have occurred and may occur in the future. These measures have resulted in reduced prices, added costs and decreased test utilization for the clinical laboratory industry.

If we are unable to obtain reimbursement approval from private payors and Medicare and Medicaid programs for Oncotype DX, or if the amount reimbursed is inadequate, our ability to generate revenues from Oncotype DX could be limited. Even if we are being reimbursed, insurers may cancel their contracts with us at any time or stop paying for our test which would reduce our revenue.

If the U.S. Food and Drug Administration, or FDA, were to begin regulating our products, we could be forced to stop sales of Oncotype DX, we could experience significant delays in commercializing any future products, we could incur substantial costs and time delays associated with meeting requirements for premarket approval or we could experience decreased demand for or reimbursement of our test.

Clinical laboratory services like Oncotype DX are regulated under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, as administered through the Center for Medicare/Medicaid Services, as well as by applicable state laws. Diagnostic kits that are sold and distributed as products through interstate commerce are regulated as medical devices by FDA. Clinical laboratory tests that are developed and validated by a laboratory for its own use are called home brew tests. Most home brew tests currently are not subject to FDA regulation, although reagents or software provided by third parties and used to perform home brew tests may be subject to regulation. We believe that Oncotype DX is not a diagnostic kit and also believe that it is a home brew test. As a result, we believe Oncotype DX is not subject to regulation under current FDA policies. The container we provide for collection and transport of tumor samples from a pathology laboratory to our laboratory is a medical device subject to FDA regulation but is currently exempt from premarket review by FDA.

In January 2006, we received a letter from FDA regarding Oncotype DX inviting us to meet with FDA to discuss the nature and appropriate regulatory status of and the least burdensome ways that the Company may fulfill any FDA premarket review requirements that may apply. The Company plans to meet with FDA. We cannot provide any assurance that FDA regulation, including premarket review, will not be required in the future for Oncotype DX. If premarket review is required, our business could be negatively impacted until such review is completed and approval or clearance to market is obtained, and FDA could require that we stop selling our test pending premarket approval. If our test is allowed to remain on the market but there is uncertainty about our test, orders or reimbursement may decline. The regulatory approval process may involve, among other things, successfully completing additional clinical trials and submitting a premarket clearance notice or filing a premarket approval application with FDA. If premarket review is required by FDA, there can be no assurance that our test will be cleared or approved on a timely basis, if at all. Ongoing compliance with FDA regulations would increase the cost of conducting our business, subject us to inspection by FDA and to the requirements of FDA and penalties for failure to comply with these requirements. Should any of the reagents obtained by us from vendors and used in conducting our home brew test be affected by future regulatory actions, our business could be adversely affected by those actions, including increasing cost of testing or delaying, limiting or prohibiting the purchase of reagents necessary to perform testing.

If we were required to conduct additional clinical trials prior to marketing our products, those trials could lead to delays or failure to obtain necessary regulatory approvals and harm our ability to become profitable.

If FDA decides to regulate our tests, it may require extensive premarket clinical testing prior to submitting a regulatory application for commercial sales. If we are required to conduct premarket clinical trials, whether using prospectively acquired samples or archival samples, delays in the commencement or completion of clinical testing could significantly increase our product development costs and delay product commercialization. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to delay or denial of regulatory approval. The commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the clinical trial. We may find it necessary to engage contract research organizations to perform data collection and analysis and other aspects of our clinical trials, which might increase the cost and complexity of our trials. We may also depend on clinical investigators, medical institutions and contract research organizations to perform the trials properly. If these parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality, completeness or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical trials may have to be extended, delayed or terminated. Many of these factors would be beyond our control. We may not be able to enter into replacement arrangements without undue delays or considerable expenditures. If there are delays in testing or approvals as a result of the failure to perform by third parties, our research and development costs would increase, and we may not be able to obtain regulatory approval for our products. In addition, we may not be able to establish or maintain relationships with these parties on favorable terms, if at all. Each of these outcomes would harm our ability to market our product, or to become profitable.

Complying with numerous regulations pertaining to our business is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.

We are subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. We have a current certificate of accreditation under CLIA to perform testing. To renew this certificate, we are subject to survey and inspection every two years. Moreover, CLIA inspectors may make random inspections of our laboratory.

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

From time to time, the United States Supreme Court, other federal courts or the U.S. Patent and Trademark Office may change the standards of patentability. For example, at issue in a case pending before the United States Supreme Court, LabCorp v. Metabolite, is the question of whether the correlation between molecular markers, such as genes, and disease is patentable. There could be a negative impact on our business should these types of correlations not be patentable.

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

One of the genes in the Oncotype DX 21-gene panel may be the subject of a patent, the rights of which are exclusively licensed by a subsidiary of Pfizer Inc. We have initiated discussions with Pfizer and a licensor regarding a license of the patent but have not reached an agreement. If we are not able to negotiate a license on acceptable terms, and if our test is determined to infringe this patent, then we may be forced to develop an alternate method for performing our test. Revising our test may take more than a year and may require that we spend considerable amounts of money to develop a non-infringing gene panel and to validate our findings through a clinical study or studies. We may be forced to pay Pfizer royalties, damages and costs, or we may be prevented from selling our test altogether, which would greatly damage our business and operating results. Also, we are aware of other patents owned by Pfizer that relate to another gene in the Oncotype DX 21-gene panel and are currently investigating whether any of the claims warrant a license. In addition, there are a number of patents and patent applications that may constitute prior art in the field of genomic-based diagnostics. We may be required to pay royalties, damages and costs to firms who own the rights to these patents, or we might be restricted from using any of the inventions claimed in those patents.

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

We also face competition from companies, such as Agendia B.V., that offer products or have conducted research to profile gene expression in breast cancer using fresh or frozen tissue. Commercial laboratories with strong distribution networks for diagnostic tests, such as Genzyme Corporation, Laboratory Corporation of America Holdings and Quest Diagnostics Incorporated, may become competitors. Other potential competitors include companies that develop diagnostic tests such as Bayer Healthcare LLC, Celera Genomics, a business segment of Applera Corporation, Roche Diagnostics, a division of F. Hoffmann-La Roche Ltd, and Veridex LLC, a Johnson & Johnson company, other small companies and academic and research institutions. In addition, in December 2005, the federal government allocated a significant amount funding to The Cancer Genome Atlas, a project aimed at developing a comprehensive catalog of the genetic mutations and other genomic changes that occur in cancers and maintaining the information in a free public database. As more information regarding cancer genomics becomes available to the public, we anticipate that more products aimed at identifying targeted treatment options will be developed and these products may compete with ours.

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

Healthcare policy has been a subject of extensive discussion in the executive and legislative branches of the federal and many state governments. We developed our commercialization strategy for Oncotype DX based on existing healthcare policies. Changes in healthcare policy, such as the creation of broad limits for diagnostic products in general or requirements that Medicare patients pay for portions of tests or services received, could substantially interrupt the sales of Oncotype DX, increase costs and divert management’s attention. For example, in 1989, the U.S. Congress passed federal self-referral prohibitions commonly known as the Stark Law, significantly restricting, regulating and changing laboratories’ relationships with physicians. We cannot predict what changes, if any, will be proposed or adopted or the effect that such proposals or adoption may have on our business, financial condition and results of operations.

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

Since we only began the commercialization of Oncotype DX in January 2004, we have limited experience in processing our test and even more limited experience in processing large volumes of tests. If demand for Oncotype DX increases, we will be required to implement increases in scale and related processing, customer service, billing and systems process improvements, and to expand our internal quality assurance program to support testing on a larger scale. We will also need additional certified laboratory scientists and other scientific and technical personnel to process our tests. We cannot assure you that any increases in scale, related improvements and quality assurance will be successfully implemented or that appropriate personnel will be available. Failure to implement necessary procedures or to hire the necessary personnel could result in higher cost of processing or an inability to meet market demand. Since we have limited experience handling large volumes of Oncotype DX tests, there can be no assurance that we will be able to perform tests on a timely basis at a level consistent with demand. If we encounter difficulty meeting market demand for Oncotype DX, our reputation could be harmed and our future prospects and our business could suffer

We may be unable to manage our future growth effectively, which would make it difficult to execute our business strategy.

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

We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, commercial operations and research and development activities. Specifically, we may need to raise capital to, among other things:

•	sustain commercialization of our initial product or enhancements to that product;

•	increasing our selling and marketing efforts to drive market adoption and address competitive developments;

•	expand our clinical laboratory operations;

•	expand our technologies into other areas of cancer;

•	fund our clinical validation study activities;

•	expand our research and development activities;

•	acquire or license technologies; and

•	finance capital expenditures and our general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

•	the level of research and development investment required to maintain and improve our technology position;

•	costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	our need or decision to acquire or license complementary technologies or acquire complementary businesses;

•	changes in product development plans needed to address any difficulties in commercialization;

•	competing technological and market developments;

•	the rate of progress in establishing reimbursement arrangements with third-party payors; and

•	changes in regulatory policies or laws that affect our operations.

If we raise funds by issuing equity securities, dilution to our stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we may have to scale back our operations or limit our research and development activities.

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

ITEM 1B.	Unresolved Staff Comments.

None.

ITEM 2.	Properties.

We lease approximately 48,000 square feet of laboratory and office space. We currently occupy 25,000 square feet of laboratory and office space and intend to occupy the remaining 23,000 square feet, which will be used for laboratory and office space, in March, 2006. We believe that these facilities are adequate to meet our business requirements for the near-term and that additional space will be available on commercially reasonable terms.

ITEM 3.	Legal Proceedings.

We are not a party to any legal proceedings other than in the ordinary course of our business.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

None.

Executive Officers

The names of our executive officers and their ages as of March 1, 2006, are as follows:

Name	Age	Position

Randal W. Scott, Ph.D.	48	Chief Executive Officer and Chairman of the Board
Kimberly J. Popovits	47	President, Chief Operating Officer and Director
Joffre B. Baker, Ph.D.	58	Chief Scientific Officer
Steven Shak, M.D.	55	Chief Medical Officer
G. Bradley Cole	50	Executive Vice President, Chief Financial Officer and Secretary

Randal W. Scott, Ph.D., has served as our Chairman of the Board and Chief Executive Officer since our inception in August 2000 and served as President from August 2000 until February 2002, Chief Financial Officer from December 2000 until April 2004, and Secretary from August 2000 until December 2000 and from May 2003 until February 2005. Dr. Scott was a founder of Incyte Corporation, a genomic information company, and served Incyte in various roles, including Chairman of the Board from August 2000 to December 2001, President from January 1997 to August 2000, and Chief Scientific Officer from March 1995 to August 2000. Dr. Scott holds a B.S. in Chemistry from Emporia State University and a Ph.D. in Biochemistry from the University of Kansas.

Kimberly J. Popovits has served as our President and Chief Operating Officer since February 2002 and as a director since March 2002. From November 1987 to February 2002, Ms. Popovits served in various roles at Genentech, Inc., a biotechnology company, most recently serving as Senior Vice President, Marketing and Sales from February 2001 to February 2002, and as Vice President, Sales from October 1994 to February 2001. Prior to joining Genentech, she served as Division Manager, Southeast Region, for American Critical Care, a Division of American Hospital Supply, a supplier of health care products to hospitals. Ms. Popovits is a director of Nuvelo, Inc., a biotechnology company. Ms. Popovits holds a B.A. in Business from Michigan State University.

Joffre B. Baker, Ph.D., has served as our Chief Scientific Officer since December 2000. From March 1997 to October 2000, Dr. Baker served as the Vice President for Research Discovery at Genentech. From March 1993 to October 2000, Dr. Baker oversaw Research Discovery at Genentech, which includes the Departments of Cardiovascular Research, Oncology, Immunology, Endocrinology, and Pathology. From July 1991 to October 1993, he served as Genentech’s Director of Cardiovascular Research. Prior to joining Genentech, Dr. Baker was a member of the faculty of the Department of Biochemistry at the University of Kansas. He holds a B.S. in Biology and Chemistry from the University of California, San Diego and a Ph.D. in Biochemistry from the University of Hawaii.

Steven Shak, M.D., has served as our Chief Medical Officer since December 2000. From July 1996 to October 2000, Dr. Shak served in various roles in Medical Affairs at Genentech, most recently as Senior Director and Staff Clinical Scientist. From November 1989 to July 1996, Dr. Shak served as a Director of Discovery Research at Genentech, where he was responsible for Pulmonary Research, Immunology, and Pathology. Prior to joining Genentech, Dr. Shak was an Assistant Professor of Medicine and Pharmacology at the New York University School of Medicine. Dr. Shak holds a B.A. in Chemistry from Amherst College and an M.D. from the New York University School of Medicine, and completed his post-doctoral training at the University of California, San Francisco.

G. Bradley Cole has served as our Executive Vice President and Chief Financial Officer since July 2004 and our Secretary from February 2005. From December 1997 to May 2004, he served in various positions at Guidant Corporation, a medical device company, most recently serving as Vice President, Finance and Business Development for the Endovascular Solutions Group from January 2001 until May 2004. From July 1994 to December 1997, Mr. Cole was Vice President, Finance and Chief Financial Officer of Endovascular Technologies, Inc., a medical device company that was acquired by Guidant Corporation. From December 1988 to February 1994, he served as Vice President, Finance and Chief Financial Officer of Applied Biosystems Incorporated, a life sciences systems company. Mr. Cole holds a B.S. in Business from Biola University and an M.B.A. from San Jose State University.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Our common stock is traded on the Nasdaq National Market under the symbol “GHDX” and has been trading since our initial public offering on September 29, 2005. The following table sets forth the range of high and low sale prices for our common stock, based on the last daily sale, in each of the quarters since our stock began trading:

	Low	High

2005:
Third Quarter (from September 29, 2005)	$11.55	$11.75
Fourth Quarter	8.81	11.69

According to the records of our transfer agent, we had 199 stockholders of record as of March 1, 2006.

We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends on our common stock in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Our board of directors will determine future cash dividends, if any.

(b) On September 28, 2005, a Registration Statement on Form S-1 (File No. 333-126626) relating to our initial public offering was declared effective by the SEC. The closing was October 4, 2005, the net offering proceeds to us were approximately $53.5 million. Through December 31, 2005, $4.4 million of the net proceeds were used to build our commercial capabilities in selling and marketing related to Oncotype DX, $2.5 million were used to to fund research and development programs for Oncotype DX and in other cancers, $0.7 million to expand facilities and laboratory operations capacity and for information systems infrastructure and no funds were used for working capital and general corporate purposes. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies, services or products. Pending use for these or other purposes, net proceeds have been invested in interest bearing, investment grade securities.

(c) An additional $5.0 million was raised on October 4, 2005, through the private sale of 416,666 shares common stock to Incyte Corporation.

ITEM 6.	Selected Financial Data.

The following selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. The selected consolidated balance sheet data at December 31, 2005 and 2004 and the selected consolidated statements of operations data for each year ended December 31, 2005, 2004 and 2003 have been derived from our audited consolidated financial statements that are included elsewhere in this report. The selected consolidated balance sheet data at December 31, 2003, 2002 and 2001 and the selected consolidated statements of operations data for each year ended December 31, 2002 and 2001 have been derived from our audited consolidated financial statements not included in this report. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except share and per share data)

Consolidated Statements of Operations Data:
Revenues:
Product revenues	$4,823	$227	$—	$—	$—
Contract revenues	379	100	125	—	—

Total revenues	5,202	327	125	—	—
Operating expenses(1):
Cost of product revenues	6,249	1,828	—	—	—
Research and development	9,465	10,040	9,069	7,053	11,080
Selling and marketing	15,348	9,856	2,805	754	117
General and administrative	6,485	3,869	3,686	3,753	2,844

Total operating expenses	37,547	25,593	15,560	11,560	14,041

Loss from operations	(32,345)	(25,266)	(15,435)	(11,560)	(14,041)
Interest and other income (expense), net	984	271	185	492	1,267

Net loss	$(31,361)	$(24,995)	$(15,250)	$(11,068)	$(12,774)

Basic and diluted net loss per share	$(4.15)	$(13.82)	$(12.43)	$(11.95)	$(20.14)

Shares used in computing basic and diluted net loss per share	7,557,106	1,808,022	1,226,444	925,814	634,415

(1)	Includes non-cash charges for stock-based compensation expense as follows:

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands)

Cost of product revenues	$53	$5	$—	$—	$—
Research and development	323	42	—	—	—
Selling and marketing	274	38	—	—	—
General and administrative	426	106	—	—	—

	$1,076	$191	$—	$—	$—

	At December 31,
	2005	2004	2003	2002	2001
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$18,839	$38,275	$11,062	$25,318	$28,678
Short-term investments	50,688	—	—	—	—
Working capital	65,801	36,771	10,046	25,165	26,724
Total assets	75,799	41,538	13,096	27,376	30,408
Notes payable, short-term	1,052	—	161	163	—
Notes payable, long-term	2,621	—	—	150	—
Convertible preferred stock	—	103,212	51,064	51,073	41,783
Accumulated deficit	(96,183)	(64,822)	(39,827)	(24,577)	(13,509)
Total stockholders’ equity (deficit)	67,517	(64,154)	(39,547)	(24,502)	(13,482)

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included in Item 8 in this Annual Report on Form 10-K. Historical results are not necessarily indicative of future results.

Business Overview

We are a life science company focused on the development and commercialization of genomic-based clinical diagnostic tests for cancer that allow physicians and patients to make individualized treatment decisions. Our first test, Oncotype DX, for early stage breast cancer patients, is a genomic test with clinical evidence supporting its ability to predict the likelihood of cancer recurrence, the likelihood of patient survival within 10 years of diagnosis and the likelihood of chemotherapy benefit. All tumor samples are sent to our laboratory in Redwood City, California for analysis. Upon generation and delivery of a Recurrence Score report to the physician, we generally bill third-party payors for Oncotype DX. In cases where a contract exists with the third-party payor and collectability is reasonable assured we recognize revenue at the time of invoice submission. As of December 31, 2005, Oncotype DX has been ordered by approximately 2,400 physicians throughout the United States. The list price of our test is $3,460.

We launched Oncotype DX in January 2004 and initially made sales to a select number of physicians in a few markets in the United States through a small direct sales force. Late in 2004 and continuing into 2005, we have experienced a significant increase in demand for Oncotype DX. In the years ended December 31, 2005 and 2004, more than 7,000 and more than 500 tests, respectively, were ordered by treating physicians. We believe this increase in demand resulted primarily from the publication of our validation study in The New England Journal of Medicine and the presentation of our chemotherapy benefit study at the San Antonio Breast Cancer Symposium, both of which occurred in December 2004. However, this increased demand for our product is not necessarily indicative of future growth rates, and we cannot assure you that this level of increased demand can be sustained. Moreover, we believe that each year we may experience decreased demand for our tests in the summer months of July and August, which may be attributed to physicians, surgeons and patients scheduling vacations during this time. As of December 31, 2005, our laboratory had the capacity to process up to 4,000 tests per quarter, and our current expansion plan contemplates that we will have capacity to process up to 6,000 tests per quarter by the end of 2006.

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

Upon commercialization of Oncotype DX, we began working with third-party payors to establish reimbursement coverage policies. As of December 2005, several regional payors had issued policies supporting reimbursement for our test and several had entered into agreements to pay for Oncotype DX at a certain price under certain terms. In addition, Kaiser Foundation Health Plan, Inc. has entered into a national clinical laboratory services agreement to reimburse us for Oncotype DX tests performed for their patients.

In January 2006, Medicare’s California contractor, National Heritage Insurance Company, established a positive coverage policy for Oncotype DX. This policy applies to Medicare patients whose samples are processed at our CLIA-certified, CAP-accredited laboratory in Redwood City, California. The policy took affect on February 27, 2006. We believe that as much as 20% of our future revenues may be derived from tests billed to Medicare. We are pursuing claims for services provided prior to this policy taking effect.

In early February 2006, we obtained our first reimbursement coverage outside of the United States. Clalit Health Care, the largest government payor in Israel, covering 60% of the population, established a reimbursement coverage policy for Oncotype DX for their patients. Oncotype DX is currently offered for sale in Israel under a testing and services agreement with Teva Pharmaceutical Industries Ltd. Tests ordered in Israel are processed in our Redwood City, California central reference laboratory.

Where policies are not in place, we pursue case-by-case reimbursement. We are working with many payors to establish policy-level reimbursement and contracts which, if in place, will allow us to recognize revenues upon generation and delivery of a Recurrence Score report to the physician and submission of an invoice to patient’s insurance provider. We do not expect to recognize the majority of revenues in this manner until 2007, at the earliest.

Since our inception, we have generated significant net losses. As of December 31, 2005, we had an accumulated deficit of $96.2 million. We incurred net losses of $31.4 million, $25.0 million and $15.3 million in the years ended December 31, 2005, 2004 and 2003, respectively. We expect our net losses to continue for at least the next several years. We anticipate that a substantial portion of our capital resources and efforts will be focused on research and development, both to develop additional tests for breast cancer and to develop products for other cancers, scale up our commercial organization, and other general corporate purposes. Our financial results will be limited by a number of factors, including establishment of coverage policies by third-party insurers and government payors, our ability in the short term to collect from payors often requiring a case-by-case manual appeals process, and our ability to recognize revenues other than from cash collections on tests billed until such time as reimbursement policies or contracts are in effect. Until we receive routine reimbursement and are able to record revenues as tests are processed and reports delivered, we are likely to continue reporting net losses.

Collaboration Agreements

In July, 2005 the Company signed a collaborative agreement with Bristol-Myers Squibb Company and ImClone Systems Incorporated to develop a genomic test to predict the likelihood of response to Erbitux in colorectal carcinoma. Erbitux is a targeted therapy currently approved for the treatment of metastatic colorectal carcinoma. The agreement provides for research funding support and milestone payments and gives the Company commercial rights to diagnostic tests that result from the collaboration.

In July, 2005 the Company signed a collaborative agreement with National Surgical Adjuvant Breast and Bowel Project (NSABP) to begin work in colon cancer using our clinical development platform. This is the same group with which we conducted our successful clinical validation studies in breast cancer which led to Oncotype DX. The agreement requires certain payments to be made by the Company during the research and development period. If the collaboration results in a commercial product, additional payments will be due upon first commercial sale and during commercialization of the product.

We entered into collaborative agreements with Aventis, Inc., a member of the sanofi-aventis group, and the Eastern Cooperative Oncology Group to investigate the ability of gene expression in fixed-paraffin-embedded tissues to predict the likelihood of response to adjuvant chemotherapy, including Taxotere, in patients with early breast cancer and zero to three involved lymph nodes. The agreements provide Genomic Health with commercial rights to diagnostic tests that may result from the collaboration and were effective as of December 1, 2005.

Financial Operations Overview

Revenues

We derive our revenues from product sales and contract research arrangements and operate in one industry segment. Our product revenues are derived solely from the sale of Oncotype DX. Payors are generally billed upon generation and delivery of a Recurrence Score report to the physician. Product revenues are recorded on a cash basis unless a contract or policy is in place with the payor at the time of billing and collectibility is reasonably assured. A substantial portion of our product revenues recognized to date reflects cash collections. Contract revenues are derived from studies conducted with, and services provided to, biopharmaceutical and pharmaceutical companies. Contract revenues are recorded on an accrual basis as the contractual obligations are completed.

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

Research and Development Expenses

Research and development expenses represent costs incurred both to develop our technology and to carry out our clinical studies to validate our multi-gene tests and include salaries and benefits, allocated overhead and facility occupancy costs, contract services and other outside costs, and costs to acquire in-process research and development projects and technologies that have no alternative future use. Research and development expenses also include costs related to activities performed under contracts with biopharmaceutical and pharmaceutical companies.

We charge all research and development expenses to operations as they are incurred. All potential future product programs outside of breast cancer are in the clinical research phase, and the earliest we expect another cancer program to reach the clinical development stage is 2006. However, the expected time frame that a product related to one of these other cancers can be brought to market is uncertain given the technical challenges and clinical variables that exist between different types of cancers.

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

Our significant accounting policies are described in Note 1 to our consolidated financial statements. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements.

Revenue Recognition

Product revenues for our first product, Oncotype DX, were minimal from the commercial launch in January 2004 through December 31, 2005, and were substantially all recognized on a cash basis. As of December 31, 2005, we recognized substantially all of our product revenues on a cash basis because we have limited collection experience and a limited number of contracts. In accordance with our policy, revenues for tests performed will be recognized on an accrual basis when the related costs are incurred, provided the following criteria are met:

•	persuasive evidence that an arrangement exists;

•	delivery has occurred or services rendered;

•	the fee is fixed or determinable; and

•	collectibility is reasonably assured.

Determination of the last two criteria will be based on management’s judgments regarding the nature of the fee charged for services delivered and the collectibility of those fees. In the majority of cases through December 31, 2005 all four criteria were not met. Accordingly, revenue was recognized as cash was received. Beginning in the fourth quarter of 2005 a number of third-party payors were under contract and had met all four criteria. As a result, we began to recognize revenue for those payors on an accrual basis. Accrual based product revenue was approximately 6% of product revenue in all of 2005 and 17% of product revenue in the fourth quarter of 2005.

We generally bill third-party payors for Oncotype DX upon generation and delivery of a Recurrence Score report to the physician. As such, we take assignment of benefits and the risk of collection with the third-party payor. We usually bill the patient directly for amounts owed only after multiple requests for payment have been denied or only partially paid by the insurance carrier. As a relatively new test, Oncotype DX may be considered investigational by payors and not covered under their reimbursement policies. Consequently, we pursue case-by-case reimbursement where policies are not in place or payment history has not been established.

Contract revenues are derived from studies conducted with biopharmaceutical and pharmaceutical companies and are recognized on a contract specific basis. Contract revenues are recorded on an accrual basis as the contractual obligations are completed. Under certain contracts, our input, measured in terms of full-time equivalent level of effort or running a set of assays through our laboratory under a contractual protocol, triggers payment obligations and revenues are recognized as costs are incurred or assays are processed. Certain contracts have payment obligations that are triggered as milestones are complete, such as completion of a successful set of experiments. In these cases, revenues are recognized when the milestones are achieved.

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

Deferred stock-based compensation of $917,000 and $3.6 million was recorded during the year ended December 31, 2005 and 2004, respectively, in accordance with Accounting Principles Board, or APB, Opinion No. 25. For the year ended December 31, 2005, we recorded employee stock-based compensation expense of $1.1 million.

The information regarding net loss as required by Statement of Financial Accounting Standards, or SFAS, No. 123, presented in Note 1 to our consolidated financial statements, has been determined as if we had accounted for our employee stock options under the fair value method. For a discussion regarding the impact of SFAS 123R, see “Recent Accounting Pronouncements” below.

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

Results of Operations

Years Ended December 31, 2005 and 2004

Revenues.  Revenues were $5.2 million for the year ended December 31, 2005, as compared to $327,000 for the comparable period in 2004. Product revenues for the year ended December 31, 2005 were $4.8 million, as compared to $227,000 in the comparable period in 2004. Product revenues were primarily recognized upon cash receipt. A portion of product revenue was recorded on an accrual basis for the first time in the fourth quarter of 2005. Contract revenues were $379,000 for the year ended December 31, 2005, up from $100,000 in the comparable period in 2004. Contract revenues were for studies assessing our gene expression technology or initial collaborative work in gene selection with our pharmaceutical partners.

Cost of Product Revenues.  For the year ended December 31, 2005, cost of product revenues was $6.2 million for Oncotype DX, consisting of tissue sample processing costs of $5.5 million and license fees of $786,000. For the year ended December 31, 2004, cost of product revenues was $1.8 million, consisting of tissue sample processing costs of $1.3 million and license fees of $477,000. During the years ended December 31, 2005 and 2004, we recorded costs for Oncotype DX that included direct material costs, direct labor costs, equipment costs and other infrastructure costs. All costs recorded for tissue sample processing in those years represent the cost of all the tests processed regardless of whether revenue was recognized with respect to that test. License fees were recorded in cost of product revenues for contractual obligations and royalties due on product revenues.

Research and Development Expenses.  Research and development expenses decreased to $9.5 million for the year ended December 31, 2005, from $10.0 million for the comparable period in 2004. The decrease in research and development expenses is primarily due to $1.5 million in decreased costs for clinical development programs studying distant survival and chemotherapy benefits in early stage breast cancer patients and decreased license fees of $645,000 partially offset by increased personnel costs of $1.4 million and an increase of $217,000 in facilities, depreciation and other general expenses.

Selling and Marketing Expenses.  Selling and marketing expenses increased to $15.3 million for the year ended December 31, 2005, from $9.9 million for the comparable period in 2004. The $5.4 million increase primarily reflects an increase of $3.1 million in personnel related costs, mostly to establish a domestic field sales organization, and $985,000 in higher travel expenses associated with field sales personnel, an increase of $903,000 in field promotional and marketing expenses and an increase of $458,000 in facilities, depreciation and other general expenses.

General and Administrative Expenses.  General and administrative expenses increased to $6.5 million for the year ended December 31, 2005 from $3.9 million for the comparable period in 2004. The increase in general and administrative expenses reflects an increase of $1.2 million in personnel costs, stock-based compensation and consulting costs, an increase of $626,000 in billing and collections fees paid to third-party billing and collection vendors and a $178,000 increase in insurance-related costs. These higher costs are offset in part by a $383,000 decrease in costs related to infrastructure support.

Interest Income and Other Income/Expense.  Interest income was $1.2 million for the year ended December 31, 2005, compared with $295,000 in the comparable period in 2004. This $946,000 increase was due to higher average cash balances from our December 2004 preferred stock financing, our September 2005 public offering and higher interest rates during the year ended December 31, 2005. Other expense was $1,000 for the year ended December 31, 2005, compared with $20,000 for the comparable period in 2004.

Interest Expense.  Interest expense is comprised of the interest on deferral of contractual payments under a collaboration agreement and interest indebtedness. Interest expense increased to $258,000 for the year ended December 31, 2005, from $4,000 in the comparable period in 2004. The increase resulted from the initiation of an equipment financing line established in March 2005 under which draws have been made and interest expense has been incurred. No such arrangement existed in the prior year. We expect interest expense to increase as we make interest payments on borrowings under our equipment loan and make further draws.

Years Ended December 31, 2004 and 2003

Revenues.  Revenues were $327,000 for the year ended December 31, 2004, as compared to $125,000 for the comparable period in 2003. Product revenues for the year ended December 31, 2004 were $227,000, as compared to zero in the comparable period in 2003. Product revenues were all recognized upon cash receipt. Contract revenues were $100,000 for the year ended December 31, 2004, down from $125,000 in the comparable period in 2003. Contract revenues in both periods were for studies assessing our gene expression technology.

Cost of Product Revenues.  For the year ended December 31, 2004, cost of product revenues was $1.8 million, consisting of tissue sample processing costs of $1.3 million related to the launch of Oncotype DX and license fees of $477,000. During the year ended December 31, 2004, we recorded costs for Oncotype DX that included direct material costs, direct labor costs, equipment costs and other infrastructure costs. All costs recorded for tissue sample processing in that year represent the cost of all the tests processed regardless of whether revenue was recognized with respect to that test. License fees were recorded in cost of product revenues for contractual obligations and royalties due on product revenues. No cost of product revenues were recorded in the year ended December 31, 2003 because we had not commercialized Oncotype DX.

Research and Development Expenses.  Research and development expenses increased to $10.0 million for the year ended December 31, 2004, from $9.1 million for the comparable period in 2003. The increase in research and development expenses is primarily due to $944,000 in increased costs for clinical development programs studying distant survival and chemotherapy benefits in early stage breast cancer patients and increased personnel costs of $476,000, partially offset by a decrease of $518,000 in facilities, depreciation and other general expenses.

Selling and Marketing Expenses.  Selling and marketing expenses increased to $9.9 million for the year ended December 31, 2004, from $2.8 million for the comparable period in 2003. The $7.1 million increase primarily reflects an increase of $2.6 million for higher promotional, education and tradeshow expenses, an increase of $2.8 million in personnel related costs, mostly to establish a domestic field sales organization, and $831,000 in higher travel expenses associated with field sales personnel, as well as costs of $405,000 for patient advocacy programs. For the year ended December 31, 2003, selling and marketing expenses were primarily for personnel related costs and market research.

General and Administrative Expenses.  General and administrative expenses of $3.9 million for the year ended December 31, 2004 were slightly higher than the $3.7 million for the comparable period in 2003. The increase in general and administrative expenses reflects an increase of $352,000 in recruiting and relocation costs, an increase of $250,000 in legal costs and miscellaneous increases in personnel and consulting related costs. These higher costs are offset in part by a $493,000 decrease in costs related to information technology support.

Interest Income and Other Income/Expense.  Interest income was $295,000 for the year ended December 31, 2004, compared with $199,000 in the comparable period in 2003. This $96,000 increase was due to higher average cash balances from preferred stock financings and higher interest rates during the year ended December 31, 2004. Other expense was $20,000 for the year ended December 31, 2004, and was zero for the comparable period in 2003.

Interest Expense.  Interest expense is comprised of the interest on deferral of contractual payments under a collaboration agreement. Interest expense decreased to $4,000 for the year ended December 31, 2004, from $14,000 in the comparable period in 2003 due to completing payments under the payment schedule. The final payment under this agreement was made in October 2004.

Liquidity and Capital Resources

Since our inception in August 2000, we have incurred significant losses and, as of December 31, 2005, we had an accumulated deficit of approximately $96.2 million. We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development, selling and marketing and general and administrative expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

Sources of Liquidity

Since our inception through December 31, 2005, we have received net proceeds of $103.2 million from the sale of preferred stock and $252,000 from the issuance of common stock to employees, consultants and directors in connection with the exercise of stock options.

In October 2005, we completed an initial public offering and a concurrent private placement of our common stock, resulting in net proceeds of $58.5 million.

We have also financed our operations, purchases of equipment and leasehold improvements through loans. At December 31, 2005, we had cash, cash equivalents and short-term investments of $69.5 million and debt under our equipment loan of $3.7 million and at December 31, 2004, we had cash and cash equivalents of $38.3 million.

Cash Flows

As of December 31, 2005, we had $69.5 million in cash, cash equivalents and short-term investments, compared to $38.3 million at December 31, 2004. This increase of $31.2 million was due primarily to net proceeds from our initial public offering of $53.5 million, proceeds from sale of common stock to Incyte of $5.0 million and proceeds from our equipment loan of $4.1 million, partially offset by cash used in operating activities of $27.6 million and purchases of property and equipment of $3.0 million.

Net cash used in operating activities was $27.6 million for the year ended December 31, 2005, compared to $23.1 million for the year ended December 31, 2004. The increase in cash used in operating activities of $4.5 million was primarily due to an increase in operating expenses of $12.0 million, offset by cash collected from customers and collaborators of $4.9 million, amortization of deferred stock based compensation expense of $1.1 million and accrued expenses and other liabilities of $1.2 million.

Net cash used in investing activities was $54.2 million for the year ended December 31, 2005, compared to $1.8 million for the year ended December 31, 2004. This increase in cash used was due to an increase of $51.0 million in short-term investments, as well as acquisition of property and equipment for leasehold improvements and a rental deposit.

Net cash provided by financing activities during the year ended December 31, 2005 was $62.4 million, compared to $52.1 million for the year ended December 31, 2004. Substantially all amounts in the 2004 period represented proceeds from our sale of series E preferred stock. Amounts in the year ended December 31, 2005 consisted of net proceeds from our initial public offering of $53.5 million, proceeds from our private placement with Incyte of $5.0 million and proceeds from our equipment loan of $4.1 million, partially offset by purchases of property and equipment of $3.0 million.

Contractual Obligations

As of December 31, 2005, we had the following contractual commitments:

	Payments Due by Period
					More
		Less Than			Than 5
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Years
	(In thousands)

Notes payable obligations	$4,335	$1,390	$2,630	$315	$—
Operating lease obligations	4,749	714	1,492	1,577	966

Total	$9,084	$2,104	$4,122	$1,892	$966

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

In March 2005, we entered into an arrangement to finance the acquisition of laboratory equipment, computer hardware and software, leasehold improvements and office equipment. In connection with this arrangement, we granted the lender a security interest in the assets purchased with the borrowed amounts. We cannot prepay any amounts owed until 2006, at which point we can prepay all, but not part, of the amounts owing under the arrangement so long as we also pay a 6% premium on the remaining payments. This premium is reduced to 5% in 2007 and 4% in 2008. As of December 31, 2005, borrowings under this arrangement were $4.1 million at an annual interest rate of 10.23%, 10.30%, 10.49%, 10.56%, 10.65% or 11.01%, depending on the applicable note. As of December 31, 2005, we are required to make payments under this arrangement of $1.4 million in 2006, $1.4 million in 2007, $1.2 million in 2008 and $314,000 in 2009, all of which are included in the table above. We expect to request to borrow additional amounts under this arrangement.

As December 31, 2005, we subleased approximately 25,000 square feet of laboratory and office space under a sublease that expires in February 2006. In September 2005, we entered into a new lease directly with the facility owner that has a term of six years. Upon expiration of our sublease in February 2006, the new lease is for the existing 25,000 square feet of laboratory and office space we currently occupy. In March 2006, under the new lease, we lease approximately 23,000 square feet of additional space. Under the two lease agreements we will be required to make aggregate rent payments of $699,000 in 2006, $730,000 in 2007, $753,000 in 2008, $779,000 in 2009 and $1.8 million in 2010 and thereafter, all of which are included in the table above.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur substantial operating losses in the future and to make capital expenditures to keep pace with the expansion of our research and development programs and to scale up our commercial operations. It may take several years to move any one of a number of product candidates in clinical research through the development phase and validation phase to commercialization. We expect that our cash and cash equivalents will be used to fund working capital and for capital expenditures and other general corporate purposes, such as licensing technology rights, partnering arrangements for the processing of tests outside the United States or reduction of debt obligations. We expect to spend approximately $4.0 million in 2006 for planned facility expansion. We may also use cash to acquire or invest in complementary businesses, technologies, services or products. We have no current plans, agreements or commitments with respect to any such acquisition or investment, and we are not currently engaged in any negotiations with respect to any such transaction.

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

We currently anticipate that our cash and cash equivalents, together with collections for Oncotype DX and amounts available under our equipment credit facility, will be sufficient to fund our operations and facility expansion plans for at least the next 12 months. We cannot be certain that any of our reimbursement contract programs or development of future products will be successful or that we will be able to raise sufficient additional funds to see these programs through to a successful result.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards (or “FAS”) No. 123, “Accounting for Stock-Based Compensation.” The revision is referred to as “FAS 123R — Share-Based Payment” (or “FAS 123R”), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (or “APB 25”) and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee stock plans. We adopted FAS 123R using the modified prospective basis effective January 1, 2006. Upon adoption of SFAS 123R, we will use Black-Scholes model to value the compensation expense associated with employee stock options. Our adoption of FAS 123R is expected to result in significant compensation expense and reversal of the unamortized deferred stock based compensation. However, our estimate of future stock-based compensation expense is affected by our stock price, the number of stock-based awards our board of directors and Compensation Committee may grant in 2006, as well as a number of complex and subjective valuation assumptions and the related tax effect. These valuation assumptions include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors.

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

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate risk primarily through our investment portfolio. Our marketable securities consist of high-quality debt securities with maturities beyond 90 days at the date of acquisition, which mature within one year or less. Our long-term investments consist of high-quality debt securities with maturities beyond one year. As of December 31, 2005, we had cash, cash equivalents and short-term investments totaling $69.5 million. Our investment policy calls for investments in short term, low risk, investment-grade instruments. Based on our portfolio content and our ability to hold investments to maturity, we believe that, if market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2005, the decline in fair value would not be material.

ITEM 8.	Financial Statements and Supplementary Data.

Genomic Health, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Genomic Health, Inc.

We have audited the accompanying consolidated balance sheets of Genomic Health, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genomic Health, Inc. at December 31, 2005 and 2004 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Palo Alto, California
February 10, 2006

GENOMIC HEALTH, INC.

Consolidated Balance Sheets

	December 31,
	2005	2004
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$18,839	$38,275
Short-term investments	50,688	—
Accounts receivable	314	—
Prepaid expenses and other current assets	1,584	901
Employee note receivable — current portion	37	75

Total current assets	71,462	39,251
Employee note receivable — long-term portion	—	38
Property and equipment, net	3,597	2,116
Restricted cash	500	—
Other assets	240	133

Total assets	$75,799	$41,538

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,393	$1,101
Accrued compensation	955	603
Accrued expenses and other current liabilities	1,438	776
Accrued license fees	585	—
Notes payable — current portion	1,052	—
Deferred revenues	238	—

Total current liabilities	5,661	2,480
Notes payable — long-term portion	2,621	—
Convertible preferred stock, $0.0001 par value; none and 101,216,958 shares authorized, none and 48,480,819 shares issued and outstanding at December 31, 2005 and 2004, respectively; aggregate liquidation preference of $0 and $103,599 at December 31, 2005 and 2004, respectively	—	103,212
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 5,000,000 and none authorized, no shares issued and outstanding at December 31, 2005 and 2004	—	—
Common stock, $0.0001 par value; 100,000,000 and 105,000,000 shares authorized, 24,470,981 and 1,951,161 shares issued and outstanding at December 31, 2005 and 2004, respectively	2	—
Additional paid-in capital	167,053	4,124
Deferred stock-based compensation	(3,297)	(3,456)
Accumulated other comprehensive income (loss)	(58)	—
Accumulated deficit	(96,183)	(64,822)

Total stockholders’ equity (deficit)	67,517	(64,154)

Total liabilities and stockholders’ equity	$75,799	$41,538

See accompanying notes.

GENOMIC HEALTH, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except share and per share amounts)

Revenues:
Product revenues	$4,823	$227	$—
Contract revenues	379	100	125

Total revenues	5,202	327	125
Operating expenses:
Cost of product revenues	6,249	1,828	—
Research and development	9,465	10,040	9,069
Selling and marketing	15,348	9,856	2,805
General and administrative	6,485	3,869	3,686

Total operating expenses	37,547	25,593	15,560

Loss from operations	(32,345)	(25,266)	(15,435)
Interest income	1,241	295	199
Interest expense	(258)	(4)	(14)
Other (expense) income, net	1	(20)	—

Net loss	$(31,361)	$(24,995)	$(15,250)

Basic and diluted net loss per share	$(4.15)	$(13.82)	$(12.43)

Shares used in computing basic and diluted net loss per share	7,557,106	1,808,022	1,226,444

See accompanying notes.

GENOMIC HEALTH, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

							Accumulated
					Additional	Deferred	Other		Total
	Convertible Preferred Stock		Common Stock		Paid-In	Stock-based	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Equity (Deficit)
	(In thousands, except share and per share amounts)
Balance at December 31, 2002	29,936,839	$51,073	1,446,381	$—	$75	$—	$—	$(24,577)	$(24,502)
Issuance of common stock to consultants upon exercise of stock options at $0.60 to $0.69 per share for cash	—	—	37,964	—	25	—	—	—	25
Issuance of common stock to employees upon exercise of stock options at $0.60 to $0.69 per share for cash	—	—	257,339	—	163	—	—	—	163
Series E issuance costs	—	(9)	—	—	—	—	—	—	—
Stock-based compensation related to consultant options	—	—	—	—	17	—	—	—	17
Net loss and comprehensive loss	—	—	—	—	—	—	—	(15,250)	(15,250)

Balance at December 31, 2003	29,936,839	51,064	1,741,684	—	280	—	—	(39,827)	(39,547)
Issuance of common stock to consultants upon exercise of stock options at $0.66 to $1.38 per share for cash	—	—	1,169	—	1	—	—	—	1
Repurchase of common stock issued to founders	—	—	(14,223)	—	—	—	—	—	—
Issuance of common stock to employees upon exercise of stock options at $0.66 to $1.38 per share for cash	—	—	222,531	—	143	—	—	—	143
Issuance of Series E convertible preferred stock at $2.82 per share for cash (net of issuance costs of $146)	18,543,980	52,148	—	—	—	—	—	—	—
Deferred stock compensation	—	—	—	—	3,647	(3,647)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	191	—	—	191
Stock-based compensation related to consultant options	—	—	—	—	53	—	—	—	53
Net loss and comprehensive loss	—	—	—	—	—	—	—	(24,995)	(24,995)

Balance at December 31, 2004	48,480,819	103,212	1,951,161	—	4,124	(3,456)	—	(64,822)	(64,154)
Issuance of common stock to employees upon exercise of stock options at $0.58 to $2.88 per share for cash	—	—	266,916	—	245	—	—	—	245
Issuance of common stock to consultants upon exercise of stock options at $0.66 to $2.88 per share for cash	—	—	5,197	—	7	—	—	—	7
Issuance of common stock at $12.00 per share, net of issuance costs			5,016,722	—	53,458	—	—	—	53,458
Issuance of common stock to Incyte at $12.00 per share			416,666	—	5,000	—	—	—	5,000
Conversion of preferred stock into common stock	(48,480,819)	(103,212)	16,814,319	2	103,210	—	—	—	103,212
Stock-based compensation related to consultant options	—	—	—	—	92	—	—	—	92
Deferred stock compensation	—	—	—	—	917	(917)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	1,076	—	—	1,076
Change in unrealized loss on investments	—	—	—	—	—	—	(58)	—	(58)
Net loss	—	—	—	—	—	—	—	(31,361)	(31,361)

Comprehensive loss	—	—	—	—	—	—	—	—	(31,419)

Balance at December 31, 2005	—	$—	24,470,981	$2	$167,053	$(3,297)	$(58)	$(96,183)	$67,517

See accompanying notes.

GENOMIC HEALTH, INC.

Consolidated Statements of Cash Flows

	December 31,
	2005	2004	2003
	(In thousands)

Operating activities
Net loss	$(31,361)	$(24,995)	$(15,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,522	1,008	824
Amortization of deferred stock-based compensation	1,076	191	—
Non-employee stock-based compensation expense	92	53	17
Gain or loss on disposal of property and equipment	(31)	20	—
Changes in assets and liabilities:
Accounts receivable	(314)	—	—
Employee note receivable	76	(113)	—
Prepaid expenses and other current assets	(683)	(338)	(61)
Other assets	(107)	—	—
Accounts payable	292	274	655
Accrued expenses and other liabilities	1,247	527	116
Accrued compensation	352	261	155
Deferred revenues	238	—	—

Net cash used in operating activities	(27,601)	(23,112)	(13,544)

Investing activities
Purchase of property and equipment	(2,972)	(1,856)	(739)
Unrealized gains (losses) on investment securities	(58)	—	—
Purchase of short-term investments	(50,688)	—	—
Restricted cash	(500)	50	—

Net cash used in investing activities	(54,218)	(1,806)	(739)

Financing activities
Repayment of long-term debt due to related party	—	(161)	(152)
Proceeds from notes payable	4,090	—	—
Principal payments of notes payable	(417)	—	—
Net proceeds from issuance of common stock	58,710	144	188
Net proceeds from issuance of convertible preferred stock	—	52,148	(9)

Net cash provided by financing activities	62,383	52,131	27

Net increase (decrease) in cash and cash equivalents	(19,436)	27,213	(14,256)
Cash and cash equivalents at the beginning of period	38,275	11,062	25,318

Cash and cash equivalents at the end of period	$18,839	$38,275	$11,062

Supplemental disclosure of cash flow information
Cash paid for interest	$258	$4	$26
Non-cash transactions:
Preferred stock converted to common upon initial public offering	103,212	—	—
Changes in net unrealized gains(losses) on investments	58	—	—
Deferred stock compensation	917	3,647	—

See accompanying notes.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

Note 1.	Organization and Summary of Significant Accounting Policies

The Company

Genomic Health, Inc. (the “Company”) was incorporated in Delaware in August 2000. The Company was organized to deliver individualized genomic information to patients and their physicians to improve the quality of treatment decisions for patients with cancer.

Since the Company’s inception in 2000, the focus of its operations has consisted principally of the development of its initial test, raising capital, establishing facilities and recruiting personnel. In January 2004, the Company commercialized, Oncotype DX, a genomic test used to quantify the likelihood of recurrence in early stage breast cancer. The Company has incurred significant losses and expects to incur additional losses in the foreseeable future as commercial and development efforts continue.

On September 8, 2005, the board of directors of the Company declared a conditional dividend of 791,210 shares of common stock, which was allocated upon the closing of the Company’s initial public offering on a pro rata basis to all of the Company’s stockholders and option holders of record as of September 28, 2005. The Company issued 740,030 shares to its stockholders pursuant to this dividend at the closing of the initial public offering on October 4, 2005, less an aggregate of 86 shares for which cash was paid in lieu of fractional interests, and the number of shares underlying outstanding stock options were increased by approximately 51,080 shares, less any fractional shares resulting from such adjustment. The dividend has been given retroactive effect in the accompanying consolidated financial statements.

On September 23, 2005, the Company effected a 1-for-3 reverse stock split of its common stock. All share and per share amounts have been retroactively restated in the accompanying consolidated financial statements and notes for all periods presented.

On October 4, 2005, the Company closed an initial public offering of 5,016,722 shares of its common stock at $12.00 per share. Net proceeds from the offering after deducting underwriting discounts, commissions and expenses were $53.5 million. On the closing of the Company’s initial public offering, all of the convertible preferred stock outstanding automatically converted into 16,160,273 shares of common stock and a dividend of 654,046 common shares were distributed to these stockholders.

An additional $5.0 million was raised on October 4, 2005, through the private sale of 416,666 shares common stock to Incyte Corporation, a related party. See Note 9 Related Party Transactions for further information.

Principles of Consolidation

The consolidated financial statements include all accounts of the Company and all wholly owned subsidiaries. Oncotype Laboratories, Inc., a wholly owned subsidiary established in 2003, is inactive.

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States for complete consolidated financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company invests in money market securities through a major U.S. bank and is exposed to credit risk in the event of default by the financial institution to the extent of amounts recorded on the balance sheets.

We invest in short-term and long-term marketable securities, primarily corporate notes, government agencies, asset-backed securities and municipal bonds. The Company considers all investments with a maturity date less than one year as of the balance sheet date to be short-term investments. These securities are carried at estimated fair value with unrealized gains and losses included in stockholders’ equity. Those investments with a maturity date greater than one year as of the balance sheet date are considered to be long-term investments. All investments are available for sale.

Realized gains and losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are reported in other income or expense. When securities are sold, any associated unrealized gain or loss recorded as a separate component of stockholders’ equity is reclassified out of stockholders’ equity on a specific-identification basis and recorded in earnings for the period.

Restricted Cash

In September 2005, the Company entered into a non-cancelable facilities lease with the facility owner that has a term of six years. In connection with this lease, we are required to secure a letter of credit, which totaled $500,000 and is classified as restricted cash on the balance sheet.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, short term investments, trade receivables, accounts payable, approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans and capital lease obligations with similar terms, the carrying value of the Company’s debt obligations approximates fair value.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter.

Long-lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. An impairment loss would be recognized when estimated discounted future cash flows expected to result from the use of the asset and its eventual disposition is less then its carrying amount. Impairment, if any, is assessed using discounted cash flows. Through December 31, 2005, there have been no such losses.

Research and Development

Research and development expenses comprise the following types of costs incurred in performing research and development activities: salaries and benefits, allocated overhead and facility occupancy costs, contract services and other outside costs, and costs to acquire in-process research and development projects and technologies that have no alternative future use. Research and development expenses also include costs related to activities performed under

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contracts with biopharmaceutical and pharmaceutical companies. Research and development costs are expensed as incurred.

Concentration of Risk

Cash, cash equivalents, short-term investments and accounts receivable are financial instruments which potentially subject the Company to concentrations of credit risk. The Company invests in debt instruments and in money market funds, and by policy, limits the amount in any one type of investment, other than securities issued or guaranteed by the U.S. Government. Through December 31, 2005, no material losses had been incurred. One customer accounted for approximately 11% and 13% of the Company’s product revenue for the year ended December 31, 2005 and 2004, respectively. One customer accounted for 70% of the accounts receivable as of December 31, 2005.

The Company accrues bad debt allowance consistent with historical payment and write-off experience. As of December 31, 2005, no amounts were accrued because the Company did not have any write-offs.

Comprehensive Loss

The Company displays comprehensive loss and its components as part of the statements of stockholders’ equity (deficit). Other comprehensive loss consists entirely of unrealized gains/(losses) on investments.

Internal Use Software

The Company accounts for software developed or obtained for internal use in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The statement requires capitalization of certain costs incurred in the development of internal-use software, including external direct material and service costs and employee payroll and payroll-related costs. Capitalized software costs, which are included in property and equipment, are depreciated over three to five years.

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2005 and 2004.

Income Taxes

The Company uses the liability method for income taxes, whereby deferred income taxes are provided on items recognized for financial reporting purposes over different periods than for income tax purposes. Valuation allowances are provided when the expected realization of tax assets does not meet a more-likely-than-not criterion.

Stock-based Compensation

Through December 31, 2005, we followed APB 25, “Accounting for Stock Issued to Employees,” (or “APB 25”) to account for employee stock options. Under APB 25, the intrinsic value method of accounting, no compensation expense is recognized when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant. We apply FAS 123, “Accounting for Stock-Based Compensation”, for disclosure purposes only, and recognize compensation expense on a straight-line basis over the vesting period of the award.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company estimated the fair value of these options at the date of grant using the Black-Scholes option valuation model. Option valuation models require the input of highly subjective assumptions and these assumptions can vary over time. The weighted average fair values and the assumptions used in calculating such values during each fiscal period are as follows:

	Year Ended December 31,
	2005	2004	2003

Volatility factor	77%	80%	80%
Risk-free interest rate	4.00%	2.80%	2.00%
Dividend yield	0%	0%	0%
Expected life of options	4.8 years	4 years	4 years
Weighted-average fair value	$6.39	$4.98	$0.78

In connection with the grant of certain stock options to employees the Company recorded deferred stock compensation within stockholders’ equity (deficit) of $917,000 and $3.6 million during the years ended December 31, 2005 and 2004 respectively. This represents the difference between the reassessed fair value of common stock and the option exercise price at the date of grant. Such amounts will be amortized over the vesting period of the applicable options on a straight-line basis. The Company recorded employee stock-based compensation expense of $1.1 million, $191,000 and $0 for the years ended December 31, 2005, 2004 and 2003, respectively.

For purposes of disclosures pursuant to SFAS 123, as amended by SFAS 148, the estimated fair value of options is amortized to expense on a straight-line basis over the options’ vesting period. The following table shows the pro forma effect on net loss and net loss per common share if the fair value provisions of SFAS 123 had been applied (in thousands):

	Year Ended December 31,
	2005	2004	2003

Net loss — as reported	$(31,361)	$(24,995)	$(15,250)
Add: Total stock-based employee compensation expense included in net loss	1,076	191	—
Deduct: Total stock-based employee compensation expense determined under the fair-value based method for all awards	(1,482)	(320)	(87)

Net loss	$(31,767)	$(25,124)	$(15,337)

Net loss per share:
Basic and diluted, pro forma	$(4.20)	$(13.90)	$(12.51)

Equity instruments granted to nonemployees are valued using the Black-Scholes method and accounted for as prescribed by SFAS 123 and Emerging Issues Task Force Consensus No. 96-18, Accounting for Equity Instruments that Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and will be subject to periodic revaluation over their vesting terms.

Revenue Recognition

The Company’s product revenues for tests performed are recognized when the following criteria of revenue recognition are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Criterion (2) is satisfied when the Company performs the test and generates and delivers a report to the physician. Determination of criteria (3) and (4) is based on management’s judgments regarding the nature of the fee charged for products or services delivered and the collectibility of those fees. Product revenues where the criteria set forth in (1) and (2) above are met, and (3) and (4) above are not met, are recognized on a cash basis when cash is received.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company generally bills third-party payors for Oncotype DX upon generation and delivery of a Recurrence Score report to the physician. As such, the Company takes assignment of benefits and the risk of collection with the third-party payor. The Company usually bills the patient directly for amounts owed after multiple requests for payment have been denied or only partially paid by the insurance carrier. As a relatively new test, Oncotype DX may be considered investigational by payors and not covered under their reimbursement policies. Consequently, the Company pursues case-by-case reimbursement where policies are not in place or payment history has not been established. As a result, at the time of delivery of the Recurrence Score to the physician, and in the absence of a reimbursement contract or sufficient payment history, collectibility cannot reasonably be assured and revenues are therefore only recognized at the time cash is collected.

Contract revenues are derived from studies conducted with biopharmaceutical and pharmaceutical companies and are recognized on a contract specific basis. Contract revenues are recorded on an accrual basis as the contractual obligations are completed. Under certain contracts, our input, measured in terms of full-time equivalent level of effort or running a set of assays through our laboratory under a contractual protocol, triggers payment obligations and revenues are recognized as costs are incurred or assays are processed. Certain contracts have payment obligations that are triggered as milestones are complete, such as completion of a successful set of experiments. In these cases, revenues are recognized when the milestones are achieved.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards (or “FAS”) No. 123, “Accounting for Stock-Based Compensation.” The revision is referred to as “FAS 123R — Share-Based Payment” (or “FAS 123R”), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (or “APB 25”) and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee stock plans. We will adopt FAS 123R using the modified prospective basis on January 1, 2006. Upon adoption of SFAS 123R, we plan to use Black-Scholes model to value the compensation expense associated with employee stock options. Our adoption of FAS 123R is expected to result in significant compensation expense and reversal of the unamortized deferred stock-based compensation. However, our estimate of future stock-based compensation expense is affected by our stock price, the number of stock-based awards our board of directors and Compensation Committee may grant in 2006, as well as a number of complex and subjective valuation assumptions and the related tax effect. These valuation assumptions include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors.

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

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period determined using the treasury-stock method. For purposes of this calculation, preferred stock and options to purchase stock are considered to be potential common shares and are only included in the calculation of diluted loss per share when their effect is dilutive.

The unaudited pro forma basic and diluted loss per share calculations assume the conversion of all outstanding shares of preferred stock into shares of common stock using the as-if-converted method as of January 1, 2004 or the date of issuance, if later, and dividend distribution effected on October 4, 2005 at closing of the initial public offering and declared by the Board or Directors on September 23, 2005.

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except share and per share data)

Historical
Numerator:
Loss applicable to common stockholders	$(31,361)	$(24,995)	$(15,250)

Denominator:
Weighted-average common shares outstanding	7,557,106	1,808,022	1,429,022
Less: Weighted-average unvested common shares subject to repurchase	—	—	(202,578)

Denominator for basic and diluted loss per common share	7,557,106	1,808,022	1,226,444

Basic and diluted loss per share	$(4.15)	$(13.82)	$(12.43)

Historical outstanding dilutive securities not included in diluted net loss per share calculation
Preferred stock	—	16,160,273	9,978,946

Options to purchase common stock	2,021,276	1,423,508	710,470

	2,021,276	17,583,781	10,689,416

Note 2.	License and Collaborative Agreements

In March 2001, the Company entered into various licensing, collaborative and technology transfer agreements with Incyte Corporation (“Incyte,” formerly Incyte Genomics, Inc.), a related party, to utilize certain intellectual property, technologies and know-how in exchange for milestone and royalty payments. The Company is required to make milestone and royalty payments on net sales of products covered by certain licenses granted under these agreements. Total expense associated with these agreements was $296,000, $879,000 and $980,000 for the years ended December 31, 2005, 2004 and 2003, respectively. All such amounts have been recorded as research and development expense or, in the case of royalties, as cost of product revenues.

Patent License Agreement.  Incyte granted the Company certain patent rights under a Patent License Agreement. The amount paid to Incyte under this agreement was recorded as research and development expense in 2001, as the Company determined at that time that it did not anticipate receiving benefit from these patent rights in the future. In March 2004, the Company terminated its rights to some of these patents.

LifeSeq Collaborative Agreement.  Under the LifeSeq Collaborative Agreement, Incyte has agreed to grant the Company access to certain database products and information. One of the genes in the Oncotype DX 21-gene panel is licensed under this agreement. Upon commercialization of Oncotype DX, the Company was required to make a milestone payment and pay royalties each quarter based on net sales of Oncotype DX. Incyte agreed to defer a portion of the payments originally due during 2002. The deferred amounts, plus interest, were repaid in eight

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quarterly installments beginning January 1, 2003 and ending October 1, 2004. The remaining consideration was recorded as research and development expense on a straight-line basis through the end of the access term in April 2005.

Note 3.	Specimen Transfer and Collaboration Agreements

The Company has entered into a variety of specimen transfer and collaboration agreements relating to its development efforts. The Company recorded collaboration expenses of $333,000, $1.1 million and $844,000 and for the years ended December 31, 2005, 2004 and 2003, respectively, relating to services provided in connection with these agreements. In addition to these expenses, certain agreements contain provisions for possible royalties from inventions from these collaborations.

At December 31, 2005, future milestone payments, exclusive of royalty payments, relating to the launch and commercialization of Oncotype DX total approximately $2.5 million and are payable as follows (in thousands):

Milestone
Payments

January 2006	$300
January 2007	300
January 2008	475
January 2009	475
January 2010	475
Thereafter	475

Total	$2,500

If at any time the Company discontinues the sale of commercial products or services resulting from the collaboration, no future milestone payments will be payable and the Company will have no further obligation under the agreement. If the Company’s cash balance is less than $5.0 million on the due date of any the milestone payments, the Company may be able to defer any current milestone payment due for a period of up to 12 months.

In addition, the Company has secured certain options and rights relating to any joint inventions arising out of the collaborations.

Note 4.	Commercial Technology Licensing Agreements

The Company is a party to various agreements under which it licenses technology on a nonexclusive basis in the field of human diagnostics. Access to these licenses enables the Company to process its laboratory tests for OncotypeDX. Payments under these agreements for the years ended December 31, 2005, 2004 and 2003 were $786,000, $477,000 and $0, respectively, and were included in cost of product revenues.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Consolidated Financial Statement Detail

Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2005	2004

Computer equipment and software	$1,137	$963
Lab equipment	5,467	3,273
Furniture and fixtures	205	183
Leasehold improvements	343	211
Construction in progress	450	—

	7,602	4,630
Less accumulated depreciation and amortization	(4,005)	(2,514)

	$3,597	$2,116

For the years ended December 31, 2005 and 2004, the Company recorded depreciation and amortization expense of $1.5 million and $1.0 million, respectively.

Short-term Investments

As of December 31, 2005, the following is a summary of available-for-sale securities (in thousands):

	December 31 2005
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Lossses	Fair Value

U.S. Treasury securities and debt securities of U.S. government agencies	$14,625	—	$(8)	14,617
Corporate debt securities	31,326	—	(43)	31,283
Asset-backed securities	4,795	—	(7)	4,788

Total	$50,746	$—	$(58)	$50,688

The amortized cost and estimated fair value of available for sale securities by contractual maturity at December 31, 2005 is as follows: (unaudited)

	Cost	Market Value

Due in one year or less	$50,746	$50,688

Note 6.	Commitments

Notes Payable

In March 2005, the Company entered into an arrangement to finance the acquisition of laboratory equipment, computer hardware and software, leasehold improvements and office equipment. In connection with this arrangement, the Company granted the lender a security interest in the assets purchased with the borrowed amounts. The Company has borrowed $4.1 million under this arrangement at an annual interest rate of 10.23%, 10.30%, 10.49%, 10.56%, 10.65% or 11.01%, depending on the applicable note. The Company financed the acquisition of lab equipment in the amount of $3.1 million and used the balance for various other fixed assets. The Company cannot prepay any amounts owing under the arrangement until April 2006, at which point it can prepay all, but not part, of the amounts outstanding under the arrangement so long as it also pays a 6% premium on the outstanding principal

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance. This premium is reduced to 5% of the outstanding principal balance in April 2007 and 4% of the outstanding principal balance in April 2008. According to the terms of the arrangement we are required to notify the lender if there is a material adverse change. We complied with all the material covenants of the finance arrangement during the year ended December 31, 2005.

As of December 31, 2005, the Company’s aggregate commitments under its financing arrangement were as follows (in thousands):

Annual
Payment
Amounts

Years Ending December 31,
2006	$1,390
2007	1,390
2008	1,240
2009	315
2010 and thereafter	—

Total minimum payments	4,335
Less: interest portion	(662)

Present value of net minimum payments	3,673
Less: current portion of obligations	(1,052)

Long-term obligations	$2,621

Leases

During 2003, the Company entered into an agreement to extend its then existing sublease through May 31, 2005, wherein monthly rent beginning October 1, 2003, was modified to be $75,000 per month. During 2005, the Company entered into an additional agreement to extend the original four-year term of the sublease agreement through February 28, 2006, wherein monthly rent beginning June 1, 2005 was modified to $40,000 per month. Additionally, as part of this 2005 agreement, the Company agreed to sublease additional adjacent premises effective February 8, 2005 through February 28, 2006 at a rate of $14,000 per month, with first and last monthly payments of $10,000 and $14,000, respectively. In September 2005, the Company entered into a non-cancelable lease directly with the facility owner that has a term of six years. The Company’s sublease expired in February 2006, at which time the new lease, which applies to the existing 25,000 square feet of laboratory and office space the Company currently occupies, took effect. Under the new lease, the Company also leases approximately 23,000 square feet of additional space which the Company began to occupy in March 2006.

Rent expense under all operating leases amounted to $838,000, $911,000 and $1.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future non-cancelable commitments under operating leases at December 31, 2005, were as follows (in thousands):

Annual
Payment
Amounts

Years Ending December 31,
2006	$714
2007	739
2008	753
2009	779
2010	798
Thereafter	966

Total minimum payments	$4,749

Note 7.	Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Convertible Preferred Stock

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

As of December 31, 2004, the convertible preferred stock consisted of the following (in thousands, except share and per share data):

			Per Share		Aggregate
	Designated	Shares Issued and	Liquidation	Carrying	Liquidation
Series	Shares	Outstanding	Preference	Amount	Preference

Series A	7,935,000	7,935,000	$1.00	$7,917	$7,935
Series A-1	7,935,000	—	$1.00	—	—
Series B	15,675,674	15,675,674	$1.85	28,947	29,000
Series B-1	15,675,674	—	$1.85	—	—
Series C	2,252,252	2,252,252	$2.22	4,919	5,000
Series C-1	2,252,252	—	$2.22	—	—
Series D	4,073,913	4,073,913	$2.30	9,290	9,370
Series D-1	4,073,913	—	$2.30	—	—
Series E	20,671,640	18,543,980	$2.82	52,139	52,294
Series E-1	20,671,640	—	$2.82	—	—

	101,216,958	48,480,819		$103,212	$103,599

October 4, 2005, the Company completed its initial public offering of 5,016,722 shares of common stock at a price to the public of $12.00 per share. Upon consummation of the offering, all 48,480,819 outstanding shares of preferred stock converted into 16,160,273 of shares of common stock and a dividend of 654,046 common shares was distributed to the stockholders on conversion.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note. 8  Common Stock and Equity Plans

Common Stock

As of December 31, 2005, the Company had 24,470,981 shares of common stock outstanding. Common stock reserved for issuance as of December 31, 2005 is as follows:

Options outstanding:	2,021,276
Future option grants:	4,290,631

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

2001 Stock Incentive Plan

The Company’s 2001 Stock Incentive Plan (the “2001 Plan”) was terminated upon completion of the Company’s initial public offering in October 2005. No shares of common stock are available under the 2001 Plan other than to satisfy exercises of stock options granted under the 2001 Plan prior to its termination. Under 2001 Plan, incentive stock options and nonstatutory stock options were granted to employees, officers, and directors of, or consultants to, the Company and its affiliates. Options granted under the 2001 Plan expire no later than 10 years from the date of grant.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of activity relating to the 2001 and 2005 Plans are as follows:

	Outstanding
	Options
	Shares Available	Number of	Weighted Average
	for Grant	Shares	Exercise Price

Balance at December 31, 2002	1,781,283	765,738	$0.63
Options granted	(255,344)	255,344	$0.94
Options exercised	—	(295,303)	$0.64
Options canceled	15,309	(15,309)	$0.64

Balance at December 31, 2003	1,541,248	710,470	$0.74
Options granted	(942,453)	942,453	$2.18
Options exercised	—	(223,700)	$0.64
Options canceled	5,715	(5,715)	$0.96

Balance at December 31, 2004	604,510	1,423,508	$1.71
Options authorized	5,000,000	—
Options granted	(877,606)	877,606	$8.48
Options exercised	—	(272,113)	$0.93
2001 Plan shares expired	(443,998)	—
Options canceled	7,725	(7,725)	$1.92

Balance at December 31, 2005	4,290,631	2,021,276	$4.75

The following table summarizes information concerning outstanding and exercisable options under the 2001 and 2005 Plans as of December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted Average
Exercise	Number	Years Remaining	Weighted Average	Number	Weighted Average
Price Range	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$0.58 - $0.66	207,981	6.40	$0.59	149,352	$0.63
$1.33 - $1.33	439,891	8.43	$1.33	127,730	$1.33
$2.88 - $2.88	558,178	9.02	$2.88	111,360	$2.88
$3.17 - $3.17	69,348	3.92	$3.17	17,337	$3.17
$2.89 - $10.61	745,878	9.91	$9.46	—	$—

	2,021,276			405,779

Deferred Stock-based Compensation

During 2004, stock options were granted with exercise prices that were equal to the estimated fair value of the common stock on the date of grant as determined by the Board of Directors. Subsequent to the commencement of the initial public offering process, the Company reassessed the fair value of its common stock and determined that options granted from January 2004 through September 2005 were granted at exercise prices that were below the reassessed fair value of the common stock on the date of grant. Accordingly, deferred stock-based compensation of $3.6 million was recorded during 2004 in accordance with APB Opinion No. 25. In the year ended December 31, 2005, an additional $917,000 of deferred stock-based compensation was recorded. The Company recorded stock-based compensation expense of $1.1 million and $191,000, for the years ended December 31, 2005 and 2004, respectively.

Stock Options Granted to Nonemployees

The Company grants options to consultants from time to time in exchange for services performed for the Company. During the years ended December 31, 2005 and 2004, the Company granted options to purchase 10,172

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 8,333 shares, respectively, of common stock to consultants. The fair value of these option grants was determined using the Black-Scholes option pricing model using the following assumptions:

	Year Ended December 31,
	2005	2004

Volatility factor	75%	80%
Average risk-free interest rate	4.0%	2.4%
Dividend yield	0%	0%
Expected life of options	10 years	10 years

In general, the options vest over the contractual period of the consulting arrangement and, therefore, the Company will revalue the options periodically and record additional compensation expense related to these options over the remaining vesting period. During the years ended December 31, 2005 and 2004, compensation expense related to these options was $92,000 and $53,000, respectively.

Reserved Shares

As of December 31, 2005, the Company had reserved 4,290,631 shares of common stock for future issuance under its stock option plans.

Note 9.	Related Party Transactions

The Company has entered into various agreements with Incyte Corporation. During 2000 and 2001 Incyte Corporation purchased shares of the Company’s Series A Preferred Stock and Series C Preferred Stock for an aggregate purchase price of $6.0 million. In connection with the completion of its initial public offering on October 4, 2005, these shares were converted into common shares. Additionally, in connection with its initial public offering, the Company exercised an election under which Incyte was required to acquire an additional $5.0 million of the Company’s common stock. One of the Company’s directors is also a director of Incyte and holds shares, directly or beneficially, of both companies.

Note 10.	Income Taxes

As of December 31, 2005 and 2004, the Company had deferred tax assets of approximately $39.4 million and $27.0 million, respectively. Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by approximately $12.3 million, $10.1 million and $6.6 million during the years ended December 31, 2005, 2004 and 2003, respectively. Deferred tax assets primarily relate to net operating loss and tax credit carryforwards.

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$36,157	$23,944
Capitalized costs	1,428	1,546
Research tax credits	1,871	1,424
Other	(96)	98

Total deferred tax assets	39,360	27,012
Valuation allowance	(39,360)	(27,012)

Net deferred tax assets	$—	$—

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2005, the Company had federal and state net operating loss carryforwards of approximately $90.9 million and $87.5 million, respectively, and federal and state research and development tax credit carryforwards of approximately $1.1 million and $1.2 million, respectively. The net operating loss and tax credit carryforwards will expire at various dates beginning in 2021 if not utilized.

Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations defined by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Note 11.	Subsequent Events (unaudited)

In January 2006, National Heritage Insurance Company (NHIC), the local Medicare carrier for California, with jurisdiction for claims submitted by the Company for Medicare patients issued a local coverage determination providing coverage for Oncotype DX. As a result of the local coverage determination, we are pursuing payment form NHIC for services performed in 2004 and 2005 that may be product revenue in 2006 in the event payment is received.

Note 12.	Selected Quarterly Financial Data (unaudited)

The following table contains selected unaudited statement of operations information for each of the quarters in 2005 and 2004. The Company believes that the following information reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Quarter Ended	March 31	June 30	September 30	December 31
	(In thousands, except per share data)

2005
Revenue	$442	$1,243	$1,592	$1,925
Net loss	(7,586)	(8,113)	(7,445)	(8,217)
Basic and diluted net loss per common share	$(3.85)	$(4.07)	$(3.42)	$(0.34)
2004
Revenue	$—	$33	$167	$127
Net loss	(5,837)	(6,426)	(5,673)	(7,059)
Basic and diluted net loss per common share	$(3.34)	$(3.62)	$(3.12)	$(3.69)

Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts do not add to the annual amount because of differences in the weighted average common shares outstanding during each period principally due to the effect of the Company’s issuing shares of its common stock during the year.

Diluted and basic net loss per common share are identical since common equivalent shares are excluded from the calculation, as their effect is anti-dilutive.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 9A.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.  We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in internal controls.  There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 9A(a) above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.

None

PART III

ITEM 10.	Directors and Executive Officers of the Registrant.

The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2006 Annual Meeting of Stockholders to be held on May 24, 2006 (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This disclosure is contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

We have adopted a Code of Business Conduct that applies to all of our officers and employees, including our Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer and other employees who perform financial or accounting functions. The Code of Business Conduct sets forth the basic principles that guide the business conduct of our employees. We have also adopted a Senior Financial Officers’ Code of Ethics that specifically applies to our Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer, and key management employees. Stockholders may request a free copy of our Code of Business Conduct and Ethics and our Senior Financial Officers’ Code of Ethics by contacting Genomic Health, Inc., Attention: CFO, 301 Penobscot Drive, Redwood City, California 94063.

To date, there have been no waivers under our Code of Business Conduct and Ethics or Senior Financial Officers’ Code of Ethics. We intend to disclose future amendments to certain provisions of our Code of Business Conduct and Ethics or Senior Financial Officers’ Code of Ethics or any waivers, if and when granted, of our Code of Business Conduct and Ethics or Senior Financial Officers’ Code of Ethics on our website at http://www.genomichealth.com within four business days following the date of such amendment or waiver.

Our Board of Directors has appointed an Audit Committee, comprised of Mr. Randall S. Livingston, as Chairman, Mr. Samuel D. Colella and Mr. Michael D. Goldberg. The Board of Directors has determined that Mr. Livingston qualified as an Audit Committee Financial Expert under the definition outlined by the Securities and Exchange Commission. In addition, each of the members of the Audit Committee qualifies as an “independent director” under the current rules of the Nasdaq Stock Market and Securities and Exchange Commission rules and regulations.

ITEM 11.	Executive Compensation.

The information required by this item is incorporated by reference from the information under the captions “Election of Directors — Compensation of Directors” and “Executive Compensation” contained in the Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

Information about securities authorized for issuance under our equity compensation plans appears under the caption “Equity Compensation Plan Information” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

ITEM 13.	Certain Relationships and Related Transactions.

The information required by this Item 13 is incorporated by reference from the information under the caption “Certain Relationships and Related Transactions” contained in the Proxy Statement.

ITEM 14.	Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated by reference from the information under the caption “Principal Accountant Fees and Services” contained in the Proxy Statement.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedule.

(a)	Documents filed as part of this report:

(1) Financial Statements

Reference is made to the Index to Consolidated Financial Statements of Genomic Health under Item 8 of Part II hereof.

(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

(3) Exhibits

See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b)	Exhibits

Exhibit No.		Description of Document

3(i)		Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.3 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

3(ii)		Form of Amended and Restated Bylaws of the Company (incorporated by reference to exhibit 3.5 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

4.1		Specimen Common Stock Certificate (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

4.2		Amended and Restated Investors’ Rights Agreement, dated February 9, 2004 between the Company and certain of its stockholders (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

10	.1#	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

10	.2#	2001 Stock Incentive Plan and forms of agreements thereunder (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

10	.3#	2005 Stock Incentive Plan and forms of agreements thereunder (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

10	.4.1	Sublease Agreement dated June 1, 2001 between the Company and Corixa Corporation (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

10	.4.2	First Amendment to Sublease Agreement dated October 29, 2003 between the Company and Corixa Corporation (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

10	.4.3	Second Amendment to Sublease Agreement dated January 31, 2005 between the Company and Corixa Corporation (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

10	.5.1†	Lifeseq Collaborative Agreement dated March 30, 2001 between the Company and Incyte Corporation (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

10	.5.2	Amendment No. 1 to Lifeseq Collaborative Agreement dated December 21, 2001 between the Company and Incyte Corporation (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

10	.5.3†	Amendment No. 2 to Lifeseq Collaborative Agreement dated July 19, 2002 between the Company and Incyte Corporation (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

10	.5.4†	Amendment No. 3 to Lifeseq Collaborative Agreement dated October 25, 2004 between the Company and Incyte Corporation (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

10	.6.1†	Patent License Agreement dated March 30, 2001 between the Company and Incyte Corporation (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

10	.6.2†	Amendment to Patent License Agreement dated December 21, 2001 between the Company and Incyte Corporation (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

Exhibit No.		Description of Document

10	.7.1†	Collaboration and Technology Transfer Agreement dated March 30, 2001 between the Company and Incyte Corporation (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

10	.7.2†	Amendment to Collaboration and Technology Transfer Agreement dated December 21, 2001 between the Company and Incyte Corporation (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

10	.8†	PCR Patent License Agreement dated February 21, 2005 between the Company and Roche Molecular Systems, Inc. (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

10	.9.1	Master Security Agreement dated March 30, 2005 between the Company and Oxford Finance Corporation (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

10	.9.2	Form of Promissory Note (Equipment) issued by the Company in favor of Oxford Finance Corporation (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

10	.9.3	Form of Promissory Note (Computers and Software) issued by the Company in favor of Oxford Finance Corporation (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

10	.9.4	Schedule of Promissory Notes issued by the Company in favor of Oxford Finance Corporation (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

10.10		Lease dated September 23, 2005 between the Company and Metropolitan Life Insurance Company (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

21.1		List of Subsidiaries (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

23	.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.

24	.1*	Power of Attorney (see page 78 of this Form 10-K).

31	.1*	Rule 13a — 14(a) Certification of Chief Executive Officer.

31	.2*	Rule 13a — 14(a) Certification of the Chief Financial Officer.

32	.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32	.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	Filed herewith.

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

†	Confidential treatment has been granted with respect to certain portions of these agreements.

#	Indicates management contract or compensatory plan or arrangement.

Copies of above exhibits not contained herein are available to any stockholder, upon payment of a reasonable per page fee, upon written request to: Chief Financial Officer, Genomic Health, Inc., 301 Penobscot Drive, Redwood City, California 94063.

(c)	Financial Statements and Schedules

Reference is made to Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENOMIC HEALTH, INC.

By:	/s/ Randal W. Scott
Randal W. Scott, Ph.D.
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Date: March 21, 2006

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Randal W. Scott, Kimberly J. Popovits and G. Bradley Cole, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randal W. Scott Randal W. Scott, Ph.D.	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 21, 2006

/s/ G. Bradley Cole G. Bradley Cole	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 21, 2006

/s/ Kimberly J. Popovits Kimberly J. Popovits	President, Chief Operating Officer and Director	March 21, 2006

/s/ Julian C. Baker Julian C. Baker	Director	March 21, 2006

/s/ Brook H. Byers Brook H. Byers	Director	March 21, 2006

/s/ Fred E. Cohen Fred E. Cohen, M.D., Ph.D.	Director	March 21, 2006

/s/ Samuel D. Colella Samuel D. Colella	Director	March 21, 2006

Signature	Title	Date

/s/ Michael D. Goldberg Michael D. Goldberg	Director	March 21, 2006

/s/ Randall S. Livingston Randall S. Livingston	Director	March 21, 2006

EXHIBIT INDEX

Exhibit No.		Description of Document

3(i)		Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.3 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

3(ii)		Form of Amended and Restated Bylaws of the Company (incorporated by reference to exhibit 3.5 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

4.1		Specimen Common Stock Certificate (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

4.2		Amended and Restated Investors’ Rights Agreement, dated February 9, 2004 between the Company and certain of its stockholders (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

10	.1#	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

10	.2#	2001 Stock Incentive Plan and forms of agreements thereunder (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

10	.3#	2005 Stock Incentive Plan and forms of agreements thereunder (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

10	.4.1	Sublease Agreement dated June 1, 2001 between the Company and Corixa Corporation (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

10	.4.2	First Amendment to Sublease Agreement dated October 29, 2003 between the Company and Corixa Corporation (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

10	.4.3	Second Amendment to Sublease Agreement dated January 31, 2005 between the Company and Corixa Corporation (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

10	.5.1†	Lifeseq Collaborative Agreement dated March 30, 2001 between the Company and Incyte Corporation (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

10	.5.2	Amendment No. 1 to Lifeseq Collaborative Agreement dated December 21, 2001 between the Company and Incyte Corporation (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

10	.5.3†	Amendment No. 2 to Lifeseq Collaborative Agreement dated July 19, 2002 between the Company and Incyte Corporation (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

10	.5.4†	Amendment No. 3 to Lifeseq Collaborative Agreement dated October 25, 2004 between the Company and Incyte Corporation (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

10	.6.1†	Patent License Agreement dated March 30, 2001 between the Company and Incyte Corporation (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

10	.6.2†	Amendment to Patent License Agreement dated December 21, 2001 between the Company and Incyte Corporation (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

Exhibit No.		Description of Document

10	.7.1†	Collaboration and Technology Transfer Agreement dated March 30, 2001 between the Company and Incyte Corporation (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

10	.7.2†	Amendment to Collaboration and Technology Transfer Agreement dated December 21, 2001 between the Company and Incyte Corporation (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

10	.8†	PCR Patent License Agreement dated February 21, 2005 between the Company and Roche Molecular Systems, Inc. (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

10	.9.1	Master Security Agreement dated March 30, 2005 between the Company and Oxford Finance Corporation (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

10	.9.2	Form of Promissory Note (Equipment) issued by the Company in favor of Oxford Finance Corporation (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

10	.9.3	Form of Promissory Note (Computers and Software) issued by the Company in favor of Oxford Finance Corporation (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

10	.9.4	Schedule of Promissory Notes issued by the Company in favor of Oxford Finance Corporation (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

10.10		Lease dated September 23, 2005 between the Company and Metropolitan Life Insurance Company (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

21.1		List of Subsidiaries (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

23	.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.

24	.1*	Power of Attorney (see page 78 of this Form 10-K).

31	.1*	Rule 13a — 14(a) Certification of Chief Executive Officer.

31	.2*	Rule 13a — 14(a) Certification of the Chief Financial Officer.

32	.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32	.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	Filed herewith.

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

†	Confidential treatment has been granted with respect to certain portions of these agreements.

#	Indicates management contract or compensatory plan or arrangement.

Copies of above exhibits not contained herein are available to any stockholder, upon payment of a reasonable per page fee, upon written request to: Chief Financial Officer, Genomic Health, Inc., 301 Penobscot Drive, Redwood City, California 94063.