Form 10-Q
period 2006-03-31
GENOMIC HEALTH INC
filed 2006-05-15
CIK 1131324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-51541
GENOMIC HEALTH, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0552594
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
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
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☑
     The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 24,486,847 as of April 30, 2006.

GENOMIC HEALTH, INC.
INDEX

PART 1: FINANCIAL INFORMATION
Item 1. Financial Statements
GENOMIC HEALTH, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,915	$18,839
Short-term investments	43,466	50,688
Accounts receivable	905	314
Other receivable	834	—
Prepaid expenses and other current assets	1,896	1,584
Employee note receivable — current portion	19	37

Total current assets	65,035	71,462
Property and equipment, net	5,599	3,597
Restricted cash	500	500
Other assets	240	240

Total assets	$71,374	$75,799

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$973	$1,393
Accrued compensation	1,360	955
Accrued expenses and other current liabilities	1,806	1,438
Accrued license fees	549	585
Lease incentive obligations	834	—
Notes payable — current portion	1,313	1,052
Deferred revenues	217	238

Total current liabilities	7,052	5,661
Notes payable — long-term portion	3,018	2,621
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2006 and December 31, 2005;	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 24,486,847 and 24,470,981 shares issued and outstanding at March 31, 2006 and December 31, 2005;	2	2
Additional paid-in capital	164,391	167,053
Deferred stock-based compensation	—	(3,297)
Accumulated other comprehensive income (loss)	(76)	(58)
Accumulated deficit	(103,013)	(96,183)

Total stockholders’ equity	61,304	67,517

Total liabilities and stockholders’ equity	$71,374	$75,799

See accompanying notes.

GENOMIC HEALTH, INC.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Product revenues	$4,189	$442
Contract revenues	871	—

Total revenues	5,060	442
Operating expenses:
Cost of product revenues	2,059	1,286
Research and development	2,711	2,205
Selling and marketing	5,095	3,382
General and administrative	2,622	1,352

Total operating expenses	12,487	8,225

Loss from operations	(7,427)	(7,783)
Interest income	692	197
Interest expense	(95)	—

Net loss	$(6,830)	$(7,586)

Basic and diluted net loss per share	$(0.28)	$(3.85)

Shares used in computing basic and diluted net loss per share	24,480,267	1,970,202

See accompanying notes.

GENOMIC HEALTH, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Operating activities
Net loss	$(6,830)	$(7,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	469	291
Employee stock-based compensation	569	232
Non-employee stock-based compensation expense	36	21
Changes in assets and liabilities:
Accounts receivable	(591)	—
Other receivable	(834)	—
Employee note receivable	18	19
Prepaid expenses and other current assets	(312)	(712)
Other assets	—	(18)
Accounts payable	(420)	120
Lease incentive obligations	834
Accrued expenses and other liabilities	368	(123)
Accrued compensation	405	143
Accrued license fees	(36)	(68)
Deferred revenues	(21)	—

Net cash used in operating activities	(6,345)	(7,681)

Investing activities
Purchase of property and equipment	(2,471)	(207)
Purchase of short-term investments	(2,771)	—
Maturities of short-term investments	9,975	—
Restricted cash	—	—

Net cash provided (used) in investing activities	4,733	(207)

Financing activities
Proceeds from notes payable	1,075	2,115
Principal payments of notes payable	(417)	—
Net proceeds from issuance of common stock	30	29

Net cash provided by financing activities	688	2,144

Net decrease in cash and cash equivalents	(924)	(5,744)
Cash and cash equivalents at the beginning of period	18,839	38,275

Cash and cash equivalents at the end of period	$17,915	$32,531

Supplemental disclosure of cash flow information
Cash paid for interest	$95	$—
See accompanying notes.

GENOMIC HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
     Genomic Health, Inc. (the “Company”) was incorporated in Delaware in August 2000. The Company was organized to deliver individualized genomic information to patients and their physicians to improve the quality of treatment decisions for patients with cancer.
     Since the Company’s inception in 2000, the focus of its operations has consisted principally of the development of initial products, raising capital, establishing facilities and recruiting personnel. In January 2004, the Company commercialized its first product, Oncotype DX, a genomic service used to quantify the likelihood of recurrence in early stage breast cancer. The Company has incurred significant losses and expects to incur additional losses in the foreseeable future as commercial and development efforts continue.
     Initial Public Offering
     On October 4, 2005, the Company closed an initial public offering of 5,016,722 shares of its common stock at $12.00 per share. Net proceeds from the offering after deducting underwriting discounts, commissions and expenses were $53.5 million. On the closing of the Company’s initial public offering, all of the convertible preferred stock outstanding automatically converted into 16,160,273 shares of common stock and a dividend of 654,046 common shares was distributed to stockholders.
     An additional $5.0 million was raised on October 4, 2005, through the private sale of 416,666 shares of common stock to Incyte Corporation, a related party.
     Reverse Stock Split
     On September 23, 2005, the Company effected a 1-for-3 reverse split of its common stock. All common share and per share amounts have been retroactively restated in the accompanying consolidated financial statements and notes for all periods presented.
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
     Basis of Presentation
     The accompanying unaudited consolidated financial statements as of March 31, 2006 and for the three months ended March 31, 2006 have been prepared on the same basis as the annual financial statements. The unaudited consolidated balance sheet as of March 31, 2006 and consolidated statements of operations for the three months ended March 31, 2006 and 2005 and the consolidated statements of cash flows for the three months ended March 31, 2006 and 2005 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months ended March 31, 2006 are not necessarily indicative of results to be expected for the year ended December 31, 2006 or for any future interim period. The consolidated balance sheet at December 31, 2005 has been derived from audited statements. However, it does not include all of the information and notes required by accounting principles generally accepted in the United States for complete consolidated financial statements. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

     Stock-based Compensation
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (or “FAS 123R”), which addresses the accounting for stock-based payment transactions whereby an entity receives employee services in exchange for equity instruments, including stock options. FAS 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion (“APB”) No. 25, and instead generally requires that such transactions be accounted for using a fair-value based method. The Company has elected to use the modified prospective transition method as permitted under FAS 123R and, accordingly, prior periods have not been restated to reflect the impact of FAS 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006.
     Equity instruments granted to nonemployees are valued using the Black-Scholes method and accounted for as prescribed by SFAS 123 and Emerging Issues Task Force (“EITF”) Consensus No. 96-18, Accounting for Equity Instruments that Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and will be subject to periodic revaluation over their vesting terms.
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

	Three Months Ended
	March 31,
	2006	2005
	(In thousands, except share and per
	share data)
	(Unaudited)
Numerator:
Net loss	$(6,830)	$(7,586)

Denominator:
Weighted-average net common shares outstanding for basic and diluted loss per common share	24,480,267	1,970,202

Basic and diluted net loss per share	$(0.28)	$(3.85)

Historical outstanding dilutive securities not included in diluted net loss per share calculation
Preferred stock	—	16,160,273

Options to purchase common stock	2,041,907	1,418,035

	2,041,907	18,232,353

     Comprehensive Loss
     The Company displays comprehensive loss and its components as part of total stockholders’ equity.

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
Net loss	$(6,830)	$(7,586)
Unrealized (loss) on available for sale securities	(76)	—

Comprehensive loss	$(6,906)	$(7,586)

Note 2. Commercial Technology and Licensing Agreements
     The Company is a party to various agreements under which it licenses technology on a nonexclusive basis in the field of human diagnostics. Access to these licenses enables the Company to process its laboratory services for Oncotype DX. Cost recorded under these agreements for the three months ended March 31, 2005 and 2006 were $120,000 and $350,000, respectively, and were included in cost of product revenues.
Note 3. Commitments
     Notes Payable
     In March 2005, the Company entered into an arrangement to finance the acquisition of laboratory equipment, computer hardware and software, leasehold improvements and office equipment. In connection with this arrangement, the Company granted the lender a security interest in the assets purchased with the borrowed amounts. The Company could not prepay any amounts owing under the arrangement until April 2006, at which point it could prepay all, but not part, of the amounts outstanding under the arrangement so long as it also pays a 6% premium on the outstanding principal balance. This premium is reduced to 5% of the outstanding principal balance in April 2007 and 4% of the outstanding principal balance in April 2008. In March 2006, the Company increased the amount borrowed under this financing arrangement by $910,000.
     As of March 31, 2006, the Company’s aggregate commitments under its financing arrangement were as follows (in thousands):

Annual
Payment
Amounts
(Unaudited)
Years Ending December 31, 2006 (remainder of the year)	$1,285
2007	1,713
2008	1,563
2009	528

Total minimum payments	5,089
Less: interest portion	(758)

Present value of net minimum payments	4,331
Less: current portion of obligations	(1,313)

Long-term obligations	$3,018

          Note. 4 Stock-Based Compensation
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
     2001 Stock Incentive Plan
     The Company’s 2001 Stock Incentive Plan (the “2001 Plan”) was terminated upon completion of the Company’s initial public offering in October 2005. No shares of common stock are available under the 2001 Plan other than to satisfy exercises of stock options granted under the 2001 Plan prior to its termination. Under the 2001 Plan, incentive stock options and nonstatutory stock options were granted to employees, officers, and directors of, or consultants to, the Company and its affiliates. Options granted under the 2001 Plan expire no later than 10 years from the date of grant.
     Adoption of FAS 123R
     Employee stock-based compensation expense recognized in the first quarter of 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company recorded employee stock-based compensation expense of $569,000 for the three months ended March 31, 2006 as a result of the adoption of FAS 123R. The following table presents the impact of the adoption of FAS 123R on selected statements of operations line items for the three months ended March 31, 2006:

For the Three
Months Ended
(in thousands)	March 31, 2006
(Unaudited)
Share-based compensation expense for stock options recorded in accordance with SFAS 123R for loss from operations:
Cost of product revenues	$32
Research and development	175
Selling and marketing	156
General and administrative	206

Total	$569

     The following table presents the impact of stock-based compensation due to the adoption of FAS 123R for the three months ended March 31, 2006:

	For the Three Months Ended March 31, 2006
	(Unaudited)
(in thousands)	As Reported
	Under FAS 123R	Under APB 25	Difference
Net loss	$(6,830)	$(6,545)	$(285)

Net loss per share:
Basic and diluted	$(0.28)	$(0.27)	$(0.01)

     Stock-based compensation expense resulting from the adoption of FAS 123R represents expense related to stock options granted during the first quarter of 2006, as well as stock options granted prior to, but not yet vested as of, January 1, 2006. As of March 31, 2006, total compensation cost related to non-vested stock options not yet recognized was $7.2 million, which is expected to be allocated to expenses over a remaining vesting periods, of 39 months.

     Pro Forma Information for Period Prior to Adoption of FAS 123R
     The following pro forma net loss and loss per share were determined as if the Company had accounted for employee stock-based compensation for its employee stock option plans under the fair value method prescribed by FAS 123:

Three Months
Ended
March 31, 2005
(in thousands)	(Unaudited)
Net loss – as reported	$(7,586)
Add: Total stock-based employee compensation expense included in net loss	232
Deduct: Total stock-based employee compensation expense determined under the fair-value based method for all awards	(299)

Net loss	$(7,653)

Net loss per share:
Basic and diluted, as reported	$(3.85)

Basic and diluted , pro forma	$(3.88)

     Valuation Assumptions
     The employee stock-based compensation expense recognized under FAS 123R and presented in the pro forma disclosure required under FAS 123 was determined using the Black-Scholes option valuation model. Option valuation models require the input of highly subjective assumptions and these assumptions can vary over time. Expected volatility is based on comparable peer data as well as historical volatility of the Company’s stock. The expected life of options granted is estimated based on historical option exercise and employee termination data. The weighted average fair values and the assumptions used in calculating such values during each fiscal period are as follows:

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
Volatility factor	75%	80%
Risk-free interest rate	4.60%	4.00%
Dividend yield	0%	0%
Expected life of options	5 years	4 years
Weighted-average fair value	$7.49	$7.29
     Stock Option Activity
     The following is a summary of option activity for the first quarter of 2006:

	Shares Available	Shares	Weighted Average
	for Grant	Outstanding	Exercise Price
Balance at December 31, 2005	4,290,631	2,021,276	$4.75
Options granted	(73,150)	73,150	$11.69
Options exercised	—	(15,866)	$1.91
2001 Plan shares expired	(20,973)	—
Options cancelled	36,653	(36,653)	$5.19

Balance at March 31, 2006	4,233,161	2,041,907	$5.04

     The following table summarizes information concerning outstanding and exercisable options under the 2001 and 2005 Plans as of March 31, 2006:

	Options Outstanding
		Weighted Average		Options Exercisable
Exercise	Shares	Years Remaining	Weighted Average	Number	Weighted Average
Price Range	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$0.58 — $1.33	206,323	7.38	$1.10	168,084	$0.96
$1.33 — $2.88	962,888	8.51	$2.20	292,140	$2.07
$3.17 — $3.17	69,348	3.67	$3.17	21,671	$3.17
$9.39 — $9.39	628,089	9.67	$9.39	0	$0.00
$9.55 — $16.70	175,259	8.27	$10.93	2,449	$10.73

	2,041,907			484,344

     Deferred Stock-based Compensation
     Prior to the adoption of FAS 123R, the Company presented deferred stock-based compensation as a separate component of stockholders’ equity. In accordance with the provisions of FAS 123R, on January 1, 2006 the Company reversed the balance in deferred compensation to additional paid-in capital on its balance sheet.
     Stock Options Granted to Nonemployees
     The Company grants options to consultants from time to time in exchange for services performed for the Company. During the three months ended March 31, 2006 and 2005, the Company granted options to purchase 2,350 and 0 shares, respectively, of common stock to consultants. The fair value of these option grants was determined using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
Volatility factor	75%	80%
Average risk-free interest rate	4.60%	4.00%
Dividend yield	0%	0%
Expected life of options	10 years	10 years
     In general, the options vest over the contractual period of the consulting arrangement and, therefore, the Company will revalue the options periodically and record additional compensation expense related to these options over the remaining vesting period. During the three months ended March 31, 2006 and 2005, compensation expense related to these options was $36,000 and $29,000, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and our audited financial statements for the year ended December 31, 2005 included in our Annual Report on Form 10-K. This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our expectation that, for the foreseeable future, substantially all of our revenues will be derived from Oncotype DX; our expectation that our research and development expense levels will remain high as we seek to enhance Oncotype DX and develop new services; the level of investment in our sales force; our intention to expand capacity in our commercial laboratory; our dependence on collaborative relationships; our compliance with federal, state and foreign regulatory requirements; our expectation that product revenues will grow; how we intend to spend our existing cash and cash equivalents; our plans to borrow additional amounts under existing or new financing arrangements; the regulation of Oncotype DX by the U.S. Food and Drug Administration; our plans to pursue reimbursement on a case-by-case basis; our ability, and expectations as to the amount of time it will take, to achieve successful reimbursement from third-party payors and government insurance programs; the factors that will drive broad market acceptance of our services and the establishment of coverage policies; the impact of changing interest rates; the amount of future revenues that we may derive from Medicare; increases in patient and physician demand resulting from our direct sales approach; plans for enhancements of Oncotype DX to address different patient populations of breast cancer; plans for, and the timeframe for the development of, future services addressing multiple cancers; the outcome or success of clinical trials; the ability of genomics to change the diagnosis and treatment of diseases and provide significant economic benefits to the healthcare system; the capacity of our laboratory to process services; the ability of our technology to screen increasing numbers of genes in tissue samples; our intellectual property and our strategies regarding filing additional patent applications to strengthen our intellectual property rights; our expected stock-based compensation expense in future periods; the impact of accounting pronouncements and our critical accounting policies, estimates, models and assumptions on our financial results; our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing; and anticipated trends and challenges in our business and the markets in which we operate
     Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A of this report, as well as our ability to develop and commercialize new products; the risk of unanticipated delays in research and development efforts; the risk that we may not obtain reimbursement for our existing test and any future products we may develop; the risks and uncertainties associated with the regulation of our products by the U.S. Food and Drug Administration; the ability to compete against third parties; our ability to obtain capital when needed; and our history of operating losses. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
     In the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations, all references to “Genomic Health,” “we,” “us,” or “our” mean Genomic Health, Inc.
     The Genomic Health logo, Oncotype, Oncotype DX and Recurrence Score are trademarks or registered trademarks of Genomic Health, Inc. We also refer to trademarks of other corporations and organizations in this Report.
Business Overview
     We are a life science company focused on the development and commercialization of genomic-based clinical diagnostic tests for cancer that allow physicians and patients to make individualized treatment decisions. Our first service, Oncotype DX, is used for early stage breast cancer patients to predict the likelihood of cancer recurrence, the likelihood of patient survival within 10 years of diagnosis and the likelihood of chemotherapy benefit. All tumor samples are sent to our laboratory in Redwood City, California for analysis. Upon generation and delivery of a Recurrence Score report to the physician, we generally bill third-party payors for Oncotype DX. As of March 31, 2006, Oncotype DX has been ordered by over 3,000 physicians throughout the United States. The list price of our service is $3,460.
     We launched Oncotype DX in January 2004 and initially made sales to a select number of physicians in a few markets in the United States through a small direct sales force. Late in 2004 and continuing into 2006, we have experienced a significant increase in demand for Oncotype DX. In the year ended December 31, 2005, and the three months ended March 31, 2006, more than 7,000 and more than 2,900 services, respectively, were ordered by treating physicians. Since the commercial launch of Oncotype DX more than

10,000 test services have been delivered for use in treatment planning. We believe increased demand in 2005 resulted from the publication of our validation study in The New England Journal of Medicine and the presentation of our chemotherapy benefit study at the San Antonio Breast Cancer Symposium, both of which occurred in December 2004. We also experienced increased demand in the first quarter of 2006 following clinical presentations at the San Antonio Breast Cancer Symposium in December 2005 and the Miami Breast Cancer Symposium in February 2006. However, this increased demand for our product is not necessarily indicative of future growth rates, and we cannot assure you that this level of increased demand can be sustained or that appearances or presentations at medical conferences will have similar impact on demand for Oncotype DX. Moreover, we believe that each year we may experience decreased demand for our service in the summer months of July and August, which may be attributed to physicians, surgeons and patients scheduling vacations during this time. As of March 31, 2006, our laboratory had the capacity to process up to 4,500 services per quarter, and our current expansion plan contemplates that we will have capacity to process up to 6,000 services per quarter by the end of 2006.
     We believe the key factors that will drive broader adoption of Oncotype DX will be acceptance by healthcare providers of its clinical benefits, demonstration of the cost-effectiveness of using our service, expanded reimbursement by third-party payors, expansion of our sales force and increased marketing efforts. Reimbursement of Oncotype DX by third-party payors is essential to our commercial success. In general, clinical laboratory services, when covered, are paid under various methodologies, including prospective payment systems and fee schedules. Reimbursement from payors depends upon whether a service is covered under the patient’s policy and if payment practices for the service have been established. As a relatively new service, Oncotype DX may be considered investigational by payors and not covered under current reimbursement policies. Until we reach agreement with an insurer on contract terms or establish a policy for payment of Oncotype DX, we expect to recognize revenue on a cash basis.
     Upon commercialization of Oncotype DX, we began working with third-party payors to establish reimbursement coverage policies. As of March 31, 2006, National Heritage Insurance Company (NHIC), the local Medicare carrier for California, with jurisdiction for claims submitted by the Company for Medicare patients issued a positive coverage determination, and several regional payors, including Harvard Pilgrim Health Care, Inc., Highmark Blue Cross and Premera Blue Cross had also issued policies supporting reimbursement for our service. In addition, Kaiser Foundation Health Plan, Inc. has entered into a national clinical laboratory services agreement to reimburse us for Oncotype DX performed for their patients. Where policies are not in place, we pursue case-by-case reimbursement. We believe that as much as 20% of our future revenues may be derived from services billed to Medicare. We are working with many payors to establish policy-level reimbursement which, if in place, will allow us to recognize revenues upon completing our service and submitting an invoice. We do not expect to recognize the majority of revenues in this manner until 2007, at the earliest.
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
     In July 2005 we signed a collaborative agreement with National Surgical Adjuvant Breast and Bowel Project (NSABP) to begin work in colon cancer using our clinical development platform. This is the same group with which we conducted our successful clinical validation studies in breast cancer which led to our Oncotype DX. The agreement requires certain payments to be made by us during the research and development period. If the collaboration results in a commercial product, additional payments will be due upon first commercial sale and during commercialization of the product.
     We entered into collaborative agreements with Aventis, Inc., a member of the sanofi-aventis group, and the Eastern Cooperative Oncology Group to investigate the ability of gene expression in fixed-paraffin-embedded tissues to predict the likelihood of response to adjuvant chemotherapy, including Taxotere, in patients with early breast cancer and zero to three involved lymph nodes. The agreements provide Genomic Health with commercial rights to diagnostic tests that may result from the collaboration and were effective as of December 1, 2005. Collaborative work began between all three parties and revenue began to be recognized under these agreements in the first quarter of 2006.
     Since our inception, we have generated significant net losses. As of March 31, 2006, we had an accumulated deficit of $103.0 million. We incurred a net loss of $6.8 million in the three months ended March 31, 2006. We expect our net losses to continue for at least the next several years. We anticipate that a substantial portion of our capital resources and efforts will be focused on research and development, both to develop additional tests for breast cancer and to develop products for other cancers, scale up our commercial organization, and other general corporate purposes. Our financial results will be limited by a number of factors, including establishment of coverage policies by third-party insurers and government payors, our ability in the short term to collect from payors often requiring a case-by-case manual appeals process, and our ability to recognize revenues other than from cash collections on services billed until such time as reimbursement policies or contracts are in effect. Until we receive routine reimbursement and are able to record revenues as services are preformed and reports delivered, we are likely to continue reporting net losses.
Financial Operations Overview
     Revenues
     We derive our revenues from product sales and contract research arrangements and operate in one industry segment. Our product revenues are derived solely from the sale of Oncotype DX. Payors are billed upon generation and delivery of a Recurrence Score report to the physician. Product revenues are recorded on a cash basis unless a contract or policy is in place with the payor at the time of billing and collectibility is reasonably assured. Contract revenues are derived from studies conducted with biopharmaceutical and pharmaceutical companies and are recorded on an accrual basis as contractual obligations are completed.
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
     Research and Development Expenses
     Research and development expenses represent costs incurred to develop our technology and to carry out our clinical studies to validate our multi-gene tests and include salaries and benefits, allocated overhead and facility occupancy costs, contract services and other outside costs, and costs to acquire in-process research and development projects and technologies that have no alternative future use. Research and development expenses also include costs related to activities performed under contracts with biopharmaceutical and pharmaceutical companies.
     We charge all research and development expenses to operations as they are incurred. All potential future product programs outside of breast cancer are in the clinical research phase, and the earliest we expect another cancer program to reach the clinical development stage is later in 2006. However, the expected time frame that a product related to one of these other cancers can be brought to market is uncertain given the technical challenges and clinical variables that exist between different types of cancers.
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
     Selling and Marketing Expenses
     Our selling and marketing expenses consist primarily of personnel costs and education and promotional expenses associated with Oncotype DX. These expenses include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding our genomic technologies, how our Oncotype DX service was developed and validated and the value of the quantitative information that Oncotype DX provides. Selling and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation and dissemination of our scientific and economic publications related to Oncotype DX.
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
     Revenue Recognition
     Product revenues for our first product, Oncotype DX, from the commercial launch in January 2004 through March 31, 2006, have largely been recognized on a cash basis. We have historically recognized the majority of our product revenues on a cash basis because we have limited collection experience and a limited number of contracts. During the fourth quarter of 2005, the Company began to recognize some product revenue from private payors on an accrual basis. In the first quarter of 2006, a portion of Medicare-related product revenue was recognized on a accrual basis. In accordance with our policy, revenues for services performed will be recognized on an accrual basis when the related costs are incurred, provided there is a contract or coverage policy in place and the following criteria are met:
•	persuasive evidence that an arrangement exists;

•	delivery has occurred or services rendered;

•	the fee is fixed and determinable; and

•	collectibility is reasonably assured.
Determination of the last two criteria will be based on management’s judgments regarding the nature of the fee charged for products or services delivered and the collectibility of those fees.
     We generally bill third-party payors for Oncotype DX upon generation and delivery of a Recurrence Score report to the physician. As such, we take assignment of benefits and the risk of collection with the third-party payor. We usually bill the patient directly for amounts owed after multiple requests for payment have been denied or only partially paid by the insurance carrier. As a relatively new service, Oncotype DX may be considered investigational by payors and not covered under their reimbursement policies. Consequently, we pursue case-by-case reimbursement where policies are not in place or payment history has not been established.
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
     Stock-based Compensation Expense
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (or “FAS 123R”). FAS 123R, which addresses the accounting for stock-based payment transactions whereby an entity receives employee services in exchange for equity instruments, including stock options. FAS 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion (“APB”) No. 25, and instead generally requires that such transactions be accounted for using a fair-value based method. SFAS 123R is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding assumptions used in determining fair value using the Black-Scholes valuation method, such as stock price volatility and expected options lives, as well as expected option forfeiture rates, to value equity-based compensation. There is little historical evidence or guidance available with respect to developing these assumptions and models. Expected volatility for the Company is based on comparable peer data as well as historical volatility of our stock. The expected life of options granted is estimated based on historical option exercise and employee termination data. There is also uncertainty as to how the standard will be interpreted and applied as more companies adopt the standard and companies and their advisors gain experience with the standard.
     The Company has elected the modified prospective transition method as permitted under FAS 123R and, accordingly, prior periods have not been restated to reflect the impact of FAS 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation expense resulting from the adoption of FAS 123R represents expense related to stock options granted during the first quarter of 2006, as well as stock options granted prior to, but not yet vested as of, January 1, 2006. As of March 31, 2006, total compensation cost related to non-vested stock options not yet recognized was $7.2 million, which is expected to be recognized over a period of 39 months. Refer to Note 4 of notes to our consolidated financial statements included elsewhere in this report for further information.
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
     In addition to costs for research and development, under one of our collaboration agreements, we make annual payments resulting from the commercial launch of Oncotype DX. These payments are recorded in cost of product revenues as a license payment. Expense is recorded ratably over the year in which the relevant payment is made. However, either party may terminate the agreement upon 30 days’ prior written notice. If this collaborative arrangement were not cancelable, a liability for the entire stream of remaining payments of $2.2 million would be recorded, payments would be made annually and expense would be recognized ratably through 2011.
Results of Operations
     Three Months Ended March 31, 2006 and 2005
Revenues. Total revenues were $5.1 million for the three months ended March 31, 2006, as compared to $442,000 for the comparable period in 2005. Product revenues from Oncotype DX were $4.2 million in the first quarter of 2006 compared to $442,000 for the comparable period in 2005. This increase resulted from increased demand and progress made in reimbursement for our service. Product revenues were primarily recognized upon cash receipt. Approximately 23 percent of product revenue in the first quarter of 2006 was recorded on an accrual basis as compared to none during the first quarter of 2005. Product revenue from Medicare represented 49 percent of total product revenue in the first quarter of 2006 as compared to none in the first quarter of 2005. This is a result of the February 27, 2006 effective coverage date for Medicare patients, as determined by Medicare’s California contractor, and the receipt of payments in the quarter for services provided to Medicare patients prior to the effective coverage date. The majority of Medicare revenue in the quarter reflects Medicare payments for services performed prior to the effective date of the coverage decision. Prior to the effective date, approximately 1,300 Medicare services were performed and continued to be recognized on a cash basis. We have received retroactive payment for approximately one-third of these services as of March 31, 2006. We anticipate that additional retrospective payments from Medicare will be received in future quarters, some of which may be the result of test services for Medicare patients prior December 31, 2005; however, once these retroactive payments are received we do not expect Medicare-related payments to comprise as large a percentage of product revenues in future quarters. Revenue from services for Medicare patients after February 27, 2006 are recognized at the time the service is performed.
     Contract revenues were $871,000 for the three months ended March 31, 2006, compared with none in the comparable period in 2005. Increased contract revenue reflects the initiation of the collaboration with sanofi-aventis and the Eastern Cooperative Oncology Group as well as ongoing work with Bristol-Myers Squibb and ImClone Systems. Contract revenues represent studies assessing our gene expression technology or collaborative work in gene selection and protocol design with our pharmaceutical partners
     Cost of Product Revenues. For the three months ended March 31, 2006, cost of product revenues was $2.1 million for Oncotype DX, consisting of tissue sample processing costs of $1.7 million and license fees of $350,000. For the three months ended March 31, 2005, cost of product revenues was $1.3 million, consisting of tissue sample processing costs of $1.2 million and license fees of $120,000. During the three months ended March 31, 2006 and 2005, we recorded cost for Oncotype DX that included direct material costs, direct labor costs, equipment costs and other infrastructure costs. All costs recorded for tissue sample processing in those periods represent the cost of all the tests processed regardless of whether revenue was recognized with respect to that test. License fees were recorded in cost of product revenues for contractual obligations and royalties due on product revenues.

     Research and Development Expenses. Research and development expenses increased to $2.7 million for the three months ended March 31, 2006, from $2.2 million for the comparable period in 2005. The increase in research and development expenses is primarily due to a $575,000 increase personnel and related costs and a $146,000 increase in collaboration expense partially offset by a $239,000 decrease in license payments. We expect that our research and development expenses will increase as investment in cancers other than breast cancer continue.
     Selling and Marketing Expenses. Selling and marketing expenses increased to $5.1 million for the three months ended March 31, 2006, from $3.4 million for the comparable period in 2005. The increase is primarily due to a $1.3 million increase in personnel related costs, mostly to expand our domestic field sales organization, and $306,000 in higher travel expenses associated with field sales personnel. We expect that selling and marketing expenses will continue to increase in future periods. We plans to expand our field sales organization over the next couple of quarters which is an acceleration over our previous planned expansion timeline.
     General and Administrative Expenses. General and administrative expenses increased to $2.6 million for the three months ended March 31, 2006 from $1.4 million for the comparable period 2005. The increase in general and administrative expenses is due to a $391,000 increase in personnel costs, an increase of $323,000 in billing and collection fees paid to third-party billing and collection vendors, an increase of $268,000 in legal and accounting fees, an increase of $116,000 in insurance related costs and an increase of $95,000 related to infrastructure costs. We expect general and administrative expenses to continue to grow due to increasing costs of billing and collections, complying with regulatory matters and other costs associated with the growth of our business.
     Interest Income. Interest income was $691,000 for the three months ended March 31, 2006, compared with $196,000 in the comparable period in 2005. This increase of $495,000 was due to higher average cash balances from our initial public offering which closed in October 2005 and higher interests rates.
     Interest Expense. Interest expense was $95,000 for the three months ended March 31, 2006, compared with zero in the comparable period in 2005. This increase resulted from the initiation of an equipment financing line established at the end of March 2005 under which draws have been made and interest expense has been incurred. No such arrangement existed in the comparable period in the prior year. We expect interest expense to increase as we make interest payments on borrowings under our equipment loan.
Liquidity and Capital Resources
     Since our inception in August 2000, we have incurred significant losses and, as of March 31, 2006, we had an accumulated deficit of approximately $103.0 million. We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development, selling and marketing and general and administrative expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.
     Sources of Liquidity
     Since our inception through March 31, 2006, we have received net proceeds of $103.2 million from the sale of preferred stock and $282,000 from the issuance of common stock to employees, consultants and directors in connection with the exercise of stock options. In October 2005, we completed our initial public offering and a concurrent private placement of our common stock, resulting in net proceeds of $58.5 million. Purchases of equipment and leasehold improvements have been partially financed through loans. At March 31, 2006 and December 31, 2005, cash, cash equivalents and short-term investments were $61.4 million and $69.5 million, respectively, and debt under our equipment loan was $4.3 million and $4.3 million, respectively.
     Cash Flows
     As of March 31, 2006, cash, cash equivalents and short-term investments were $61.4 million, compared to $32.5 million at March 31, 2005. This increase of $28.9 million was primarily due to net proceeds from our initial public offering of $53.5 million, proceeds from a sale of common stock of $5.0 million and proceeds from our equipment loans of $2.9 million, partially offset by cash used in operating activities of $26.3 million and purchases of property, equipment and leasehold improvements of $5.2 million.
     Net cash used in operating activities was $6.3 million for the three months ended March 31, 2006, compared to $7.7 million for the three months ended March 31, 2005. The decrease in cash used in operating activities of $1.4 million was primarily due to a decrease in net loss of $756,000 and an increase in accrued other liabilities of $491,000, partially. The decrease in net loss resulted from an increase in cash collected for Oncotype DX and from pharmaceutical collaborators of $4.6 million and an increase in net interest income of $400,000, partially offset by an increase in operating expenses of $4.2 million.
     Net cash provided by investing activities was $4.7 million for the three months ended March 31, 2006, compared to $207,000 cash used in investing activities for the three months ended March 31, 2005. This increase of $4.9 million in cash provided was due to an increase of $7.2 million in short-term investments offset by an increase in cash used of $2.3 million for the acquisition of property and equipment and for leasehold improvements.
     Net cash provided by financing activities during the three months ended March 31, 2006 was $688,000, compared to $2.1 million for the three months ended March 31, 2005. Substantially all amounts represented net proceeds from our equipment loan of $658,000 and $2.1 million for the three months ended March 31, 2006 and 2005, respectively.
     Contractual Obligations
     As of March 31, 2006, we had the following contractual commitments:

	Payments Due by Period
					More
		Less than			than 5
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Years
	(In thousands)
Notes payable obligations	$5,089	$1,285	$3,276	$528	$—
Operating lease obligations	4,579	728	1,500	1,589	762

Total	$9,668	$2,013	$4,776	$2,117	$762

     In addition to the above, we are required to make a series of annual payments under one of our collaboration agreements beginning on the date that we commercially launched Oncotype DX. The initial payment of $150,000 was made in January 2004. For a period of seven years on each anniversary of this first payment, we are required to make additional payments in increasing amounts. A payment of $150,000 was made in January 2005 and $300,000 was made in January 2006. We are required to make additional payments of $300,000 in 2007, and $475,000 in each of 2008 through 2011. However, either party may terminate the agreement upon 30 days’ prior written notice.
     In March 2005, we entered into an arrangement to finance the acquisition of laboratory equipment, computer hardware and software, leasehold improvements and office equipment. In connection with this arrangement, we granted the lender a security interest in the assets purchased with the borrowed amounts. We could not prepay any amounts owed until April 2006, at which point we could prepay all, but not part, of the amounts owing under the arrangement so long as we also pay a 6% premium on the remaining payments. This premium is reduced to 5% in 2007 and 4% in 2008. As of March 31, 2006, borrowings under this arrangement were $5.0 million at an annual interest rate of 10.23%, 10.30%, 10.49%, 10.56%, 10.65%, 11.01% or 11.18%, depending on the applicable note. As of March 31, 2006, we are required to make payments under this arrangement of $1.3 million in 2006, $1.7 million in 2007, $1.6 million in 2008 and $528,000 in 2009, all of which are included in the table above.
     As March 31, 2006, we subleased approximately 25,000 square feet of laboratory and office space under a sublease that expired in February 2006. In September 2005, we entered into a new lease directly with the facility owner that has a term of six years. At the expiration of our sublease in February 2006, the new lease was for the existing 25,000 square feet of laboratory and office space we currently occupy. In March 2006, under the new lease, we lease approximately 23,000 square feet of additional space. Under the two lease agreements we are required to make aggregate rent payments of $728,000 in 2006, $730,000 in 2007, $753,000 in 2008, $779,000 in 2009 and $1.8 million in 2010 and thereafter, all of which are included in the table above.
     Operating Capital and Capital Expenditure Requirements
     We expect to continue to incur substantial operating losses in the future and to make capital expenditures to keep pace with the expansion of our research and development programs and to scale up our commercial operations. It may take several years to move any one of a number of product candidates in clinical research through the development phase and validation phase to commercialization. We expect that our cash and cash equivalents will be used to fund working capital and for capital expenditures and other general corporate purposes, such as licensing technology rights, partnering arrangements for our services outside the United States or reduction of debt obligations. We expect to spend approximately $4.0 million in 2006 for planned facility expansion and are considering an additional approximate $3.0 million in further facility expansion. We may also use cash to acquire or invest in complementary businesses, technologies, services or products. We have no current plans, agreements or commitments with respect to any such acquisition or investment, and we are not currently engaged in any negotiations with respect to any such transaction.
     The amount and timing of actual expenditures may vary significantly depending upon a number of factors, such as the progress of our product development, regulatory requirements, commercialization efforts, the amount of cash used by operations and progress in reimbursement. We expect that we will receive limited payments for Oncotype DX billings in the foreseeable future. As reimbursement contracts with third-party payors are put into place, we expect an increase in the number and level of payments received for Oncotype DX billings.
     We currently anticipate that our cash, cash equivalents and short-term investments, together with collections for Oncotype DX and amounts available under our equipment credit facility, will be sufficient to fund our operations and facility expansion plans for at least the next 12 months. We cannot be certain that any of our reimbursement contract programs or development of future products will be successful or that we will be able to raise sufficient additional funds to see these programs through to a successful result.
     Our future funding requirements will depend on many factors, including the following:
•	the rate of progress in establishing reimbursement arrangements with third-party payors;

•	the cost of expanding our commercial and laboratory operations, including our selling and marketing efforts;

•	the rate of progress and cost of research and development activities associated with expansion of Oncotype DX for breast cancer;

•	the rate of progress and cost of research and development activities associated with products in the research phase focused on cancers, other than breast cancer;

•	the cost of acquiring or achieving access to tissue samples and technologies;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the effect of competing technological and market developments;

•	the cost and delays in product development as a result of any changes in regulatory oversight applicable to our products; and

•	the economic and other terms and timing of any collaborations, licensing or other arrangements into which we may enter.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     We are exposed to interest rate risk primarily through our investment portfolio. Our marketable securities consist of high-quality debt securities with maturities beyond 90 days at the date of acquisition, which mature within one year or less. As of March 31, 2006, we had cash, cash equivalents and short-term investments totaling $61.4 million. Our investment policy calls for investments in short term, low risk, investment-grade instruments. Based on our portfolio content and our ability to hold investments to maturity, we believe that, if market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2006, the decline in fair value would not be material.
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
     Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
ITEM 1A. RISK FACTORS.
We are an early stage company with a history of losses, and we expect to incur net losses for the foreseeable future.
     We have incurred substantial net losses since our inception. For the year ended December 31, 2005 and the three months ended March 31, 2006, we had a net loss of $31.4 million and $6.8 million, respectively. From our inception in August 2000 through March 31, 2006, we had an accumulated deficit of approximately $103.0 million. To date, we have generated only minimal revenues, and we may never achieve revenues sufficient to offset expenses. We expect to devote substantially all of our resources to continue commercializing our existing product, Oncotype DX, and to develop future products.
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
     In recent years, we have incurred significant costs in connection with the development of Oncotype DX. Our research and development expenses were $9.5 million for the year ended December 31, 2005 and $2.7 million for the three months ended March 31, 2006. We expect our research and development expense levels to remain high for the foreseeable future as we seek to enhance our existing product and develop new products. As a result, we will need to generate significant revenues in order to achieve profitability. Our failure to achieve profitability in the future could cause the market price of our common stock to decline.
If third-party payors, including managed care organizations and Medicare, do not provide reimbursement for Oncotype DX, its commercial success could be compromised.
     Oncotype DX has a list price of $3,460. Physicians and patients may decide not to order Oncotype DX unless third-party payors, such as managed care organizations as well as government payors such as, Medicare and Medicaid, pay a substantial portion of the test’s price. There is significant uncertainty concerning third-party reimbursement of any test incorporating new technology, including Oncotype DX. Reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that tests using our technologies are:
•	not experimental or investigational,

•	medically necessary,

•	appropriate for the specific patient,

•	cost-effective, and

•	supported by peer-reviewed publications.
     Since each payor makes its own decision as to whether to establish a policy to reimburse, seeking these approvals is a time-consuming and costly process. To date, we have secured policy-level reimbursement approval only from a limited number of third-party payors and have a limited number of approvals for state Medicaid programs. We cannot be certain that coverage for Oncotype DX will be provided in the future by any third-party payors.
     Several entities conduct technology assessments of new medical services and devices and provide the results of their assessments for informational purposes to other parties. These assessments may be used by third-party payors and health care providers such as Blue Cross and Blue Shield, which provide healthcare coverage for nearly one-third of all Americans, as grounds to deny coverage for a service or procedure. Oncotype DX has received negative assessments and may receive additional negative assessments in the future. For example, in early 2005, the Medical Advisory Panel of the Blue Cross and Blue Shield Association’s Technology Evaluation Center, a technology assessment group, concluded that the existing clinical data in support of Oncotype DX did not meet the panel’s technology criteria for clinical effectiveness and appropriateness.
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
     In January 2006, we received a letter from FDA regarding Oncotype DX inviting us to meet with FDA to discuss the nature and appropriate regulatory status of and the least burdensome ways that the Company may fulfill any FDA premarket review requirements that may apply. The Company continues its ongoing dialogue with FDA with respect to the regulatory status of the Oncotype DX breast cancer service. We have presented information regarding Oncotype DX to FDA and believe that our services are appropriately regulated under CLIA. We cannot provide any assurance that FDA regulation, including premarket review, will not be required in the future for Oncotype DX. If premarket review is required, our business could be negatively impacted until such review is completed and approval or clearance to market is obtained, and FDA could require that we stop selling our test pending premarket approval. If our test is allowed to remain on the market but there is uncertainty about our test, orders or reimbursement may decline. The regulatory approval process may involve, among other things, successfully completing additional clinical trials and submitting a premarket clearance notice or filing a premarket approval application with FDA. If premarket review is required by FDA, there can be no assurance that our test will be cleared or approved on a timely basis, if at all. Ongoing compliance with FDA regulations would increase the cost of conducting our business, subject us to inspection by FDA and to the requirements of FDA and penalties for failure to comply with these requirements. Should any of the reagents obtained by us from vendors and used in conducting our home brew test be affected by future regulatory actions, our business could be adversely affected by those actions, including increasing cost of testing or delaying, limiting or prohibiting the purchase of reagents necessary to perform testing.
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
     We also face competition from companies, such as Agendia B.V., that offer products or have conducted research to profile gene expression in breast cancer using fresh or frozen tissue. Commercial laboratories with strong distribution networks for diagnostic tests, such as Genzyme Corporation, Laboratory Corporation of America Holdings and Quest Diagnostics Incorporated, may become competitors. Other potential competitors include companies that develop diagnostic tests such as Bayer Healthcare LLC, Celera Genomics, a business segment of Applera Corporation, Roche Diagnostics, a division of F. Hoffmann-La Roche Ltd, and Veridex LLC, a Johnson & Johnson company, other small companies and academic and research institutions. Our competitors may invent and commercialize technology platforms that compete with ours. In addition, in December 2005, the federal government allocated a significant amount funding to The Cancer Genome Atlas, a project aimed at developing a comprehensive catalog of the genetic mutations and other genomic changes that occur in cancers and maintaining the information in a free public database. As more information regarding cancer genomics becomes available to the public, we anticipate that more products aimed at identifying targeted treatment options will be developed and these products may compete with ours.

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
     Fluctuations in our operating results may lead to fluctuations, including declines, in our share price. Our operating results and our share price may fluctuate from period to period due to a variety of factors, including:
•	demand by physicians and patients for Oncotype DX;

•	reimbursement decisions by third-party payors and announcements of those decisions;

•	clinical trial results and publication of results in peer-reviewed journals or the presentation at medical conferences;

•	the inclusion or exclusion of our services in large clinical trials conducted by others;

•	new or less expensive services or new technology introduced or offered by our competitors or us;

•	the level of our development activity conducted for new services, and our success in commercializing these developments;

•	the level of our spending on Oncotype DX commercialization efforts, licensing and acquisition initiatives, clinical trials, and internal research and development;

•	changes in the regulatory environment, including any announcement from FDA regarding a decision to regulate our activities;

•	the impact of seasonality on our business;

•	changes in recommendations of securities analysts or lack of analyst coverage;

•	failure to meet analyst expectations regarding our operating results;

•	additions or departures of key personnel; and

•	general market conditions
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
     In addition, future sales of common stock by our officers, including sales under Rule 10b5-1 sales plans, sales of substantial amounts of our common stock by insiders or other stockholders in the public market or otherwise or the awareness that a large number of shares is available for sale, could adversely affect the market price of our common stock.

We must implement additional and expensive finance and accounting systems, procedures and controls as we grow our business and organization and to satisfy new reporting requirements, which will increase our costs and require additional management resources.
     As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. We are required to comply as of December 31, 2006. Compliance with Section 404 of the Sarbanes-Oxley Act and other requirements will increase our costs and require additional management resources. We recently have been upgrading our finance and accounting systems, procedures and controls and will need to continue to implement additional finance and accounting systems, procedures and controls as we grow our business and organization and to satisfy new reporting requirements. If we are unable to complete the required Section 404 assessment as to the adequacy of our internal control over financial reporting, if we fail to maintain or implement adequate controls, or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting as of the date of our first Form 10-K for which compliance is required, our ability to obtain additional financing could be impaired. In addition, investors could lose confidence in the reliability of our internal control over financial reporting and in the accuracy of our periodic reports filed under the Exchange Act. A lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     On September 28, 2005, a Registration Statement on Form S-1 (File No. 333-126626) relating to our initial public offering was declared effective by the SEC. The closing was October 4, 2005, the net offering proceeds to us were approximately $53.5 million. Through March 31, 2006, $9.5 million of the net proceeds were used to build our commercial capabilities in selling and marketing related to Oncotype DX, $5.2 million were used to fund research and development programs for Oncotype DX and in other cancers, $2.6 million to expand facilities and laboratory operations capacity and for information systems infrastructure and no funds were used for working capital and general corporate purposes. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies, services or products. Pending use for these or other purposes, net proceeds have been invested in interest bearing, investment grade securities.
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

Genomic Health, Inc.

Date: May 15, 2006	By:	/s/ Randal W. Scott
Randal W. Scott, Ph.D.
	Its:	Chairman of the Board of Directors and
Chief Executive Officer (Principal
Executive Officer)

Date: May 15, 2006	By:	/s/ G. Bradley Cole
G. Bradley Cole
	Its:	Executive Vice President and Chief
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