Form 10-Q
period 2006-06-30
GENOMIC HEALTH INC
filed 2006-08-14
CIK 1131324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
or

☐	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-51541
GENOMIC HEALTH, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of	77-0552594 (I.R.S. Employer Identification No.)
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
YES ☐    NO ☑
     The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 24,512,947 as of July 31, 2006.

GENOMIC HEALTH, INC.
INDEX

PART 1: FINANCIAL INFORMATION
Item 1. Financial Statements
GENOMIC HEALTH, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,354	$18,839
Short-term investments	33,740	50,688
Accounts receivable	1,044	314
Other receivable	139	—
Prepaid expenses and other current assets	2,055	1,584
Employee note receivable — current portion	—	37

Total current assets	58,332	71,462
Property and equipment, net	7,912	3,597
Restricted cash	500	500
Other assets	152	240

Total assets	$66,896	$75,799

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$840	$1,393
Accrued compensation	1,365	955
Accrued expenses and other current liabilities	1,469	1,438
Accrued license fees	815	585
Lease incentive obligations	799	—
Notes payable — current portion	1,348	1,052
Deferred revenues	503	238

Total current liabilities	7,139	5,661
Notes payable — long-term portion	2,667	2,621
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 24,512,212 and 24,470,981 shares issued and outstanding at June 30, 2006 and December 31, 2005	2	2
Additional paid-in capital	165,069	167,053
Deferred stock-based compensation	—	(3,297)
Accumulated other comprehensive loss	(53)	(58)
Accumulated deficit	(107,928)	(96,183)

Total stockholders’ equity	57,090	67,517

Total liabilities and stockholders’ equity	$66,896	$75,799

See accompanying notes.

GENOMIC HEALTH, INC.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Product revenues	$7,815	$1,143	$12,005	$1,585
Contract revenues	564	100	1,434	100

Total revenues	8,379	1,243	13,439	1,685
Operating expenses:
Cost of product revenues	2,468	1,588	4,527	2,874
Research and development	2,738	2,425	5,449	4,630
Selling and marketing	5,806	4,033	10,901	7,415
General and administrative	2,818	1,435	5,440	2,787

Total operating expenses	13,830	9,481	26,317	17,706

Loss from operations	(5,451)	(8,238)	(12,878)	(16,021)
Interest income	646	197	1,338	393
Interest expense	(113)	(72)	(208)	(72)
Other income, net	3	—	3	1

Net loss	$(4,915)	$(8,113)	$(11,745)	$(15,699)

Basic and diluted net loss per share	$(0.20)	$(4.07)	$(0.48)	$(7.92)

Shares used in computing basic and diluted net loss per share	24,500,912	1,993,305	24,490,432	1,981,817

See accompanying notes.

GENOMIC HEALTH, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Operating activities
Net loss	$(11,745)	$(15,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,024	690
Employee stock-based compensation	1,182	509
Non-employee stock-based compensation expense	53	58
Gain on disposal of property and equipment	(3)	(31)
Changes in assets and liabilities:
Accounts receivable	(730)	(100)
Other receivable	(139)	—
Employee note receivable	37	38
Prepaid expenses and other current assets	(471)	(1,364)
Other assets	88	(18)
Accounts payable	(553)	908
Lease incentive obligations	799	—
Accrued expenses and other liabilities	31	(225)
Accrued compensation	410	56
Accrued license fees	230	369
Deferred revenues	265	—

Net cash used in operating activities	(9,522)	(14,809)

Investing activities
Purchase of property and equipment	(5,336)	(1,553)
Purchase of short-term investments	(8,138)	—
Maturities of short-term investments	25,091	—

Net cash provided by (used) in investing activities	11,617	(1,553)

Financing activities
Proceeds from notes payable	910	3,422
Principal payments of notes payable	(568)	(162)
Net proceeds from issuance of common stock	78	58

Net cash provided by financing activities	420	3,318

Net decrease in cash and cash equivalents	2,515	(13,044)
Cash and cash equivalents at the beginning of period	18,839	38,275

Cash and cash equivalents at the end of period	$21,354	$25,231

Supplemental disclosure of cash flow information
Cash paid for interest	$208	$72
See accompanying notes.

GENOMIC HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
     Genomic Health, Inc. (the “Company”) was incorporated in Delaware in August 2000. The Company was organized to deliver individualized genomic information to patients and their physicians to improve the quality of treatment decisions for patients with cancer.
     Since the Company’s inception in 2000, the focus of its operations has consisted principally of the development and commercialization of initial products, raising capital, establishing facilities and recruiting personnel. Our first service, Oncotype DX, is used for early stage breast cancer patients to predict the likelihood of cancer recurrence, the likelihood of patient survival within 10 years of diagnosis and the likelihood of chemotherapy benefit. The Company has incurred significant losses and expects to incur additional losses in the foreseeable future as commercial and development efforts continue.
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
     Dividend
     On September 8, 2005, the Board of Directors of the Company declared a conditional dividend of 791,210 shares of common stock, which was allocated upon the closing of the Company’s initial public offering on a pro rata basis to all of the Company’s stockholders and option holders of record as of September 28, 2005. The Company issued 740,030 shares to its stockholders pursuant to this dividend at the closing of the initial public offering on October 4, 2005, less an aggregate of 86 shares for which cash was paid in lieu of fractional interests, and the number of shares underlying outstanding stock options was increased by approximately 51,080 shares, less any fractional shares resulting from such adjustment. The dividend has been given retroactive effect in the accompanying consolidated financial statements.
     Basis of Presentation
     The accompanying unaudited consolidated financial statements as of June 30, 2006 and for the three and six months ended June 30, 2006 have been prepared on the same basis as the annual financial statements. The unaudited consolidated balance sheet as of June 30, 2006 and consolidated statements of operations for the three and six months ended June 30, 2006 and 2005 and the consolidated statements of cash flows for the six months ended June 30, 2006 and 2005 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and six months ended June 30, 2006 are not necessarily indicative of results to be expected for the year ended December 31, 2006 or for any future interim period. The consolidated balance sheet at December 31, 2005 has been derived from audited statements. However, it does not include all of the information and notes required by accounting principles generally accepted in the United States for complete consolidated financial statements. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

     Stock-based Compensation
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123R”), which addresses the accounting for stock-based payment transactions whereby an entity receives employee services in exchange for equity instruments, including stock options. FAS 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion (“APB”) No. 25, and instead requires that such transactions be accounted for using a fair-value based method. The Company has elected to use the modified prospective transition method as permitted under FAS 123R and, accordingly, prior periods have not been restated to reflect the impact of FAS 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006.
     Equity instruments granted to nonemployees are valued using the Black-Scholes method and accounted for as prescribed by FAS 123R and Emerging Issues Task Force (“EITF”) Consensus No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and will be subject to periodic revaluation over their vesting terms.
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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
	(In thousands, except share and per share data)
	(Unaudited)
Numerator:
Net loss	$(4,915)	$(8,113)	$(11,745)	$(15,699)

Denominator:
Weighted-average net common shares outstanding for basic and diluted loss per common share	24,500,912	1,993,305	24,490,432	1,981,817

Basic and diluted net loss per share	$(0.20)	$(4.07)	$(0.48)	$(7.92)

Historical outstanding dilutive securities not included in diluted net loss per share calculation
Preferred stock	—	16,160,273	—	16,160,273
Options to purchase common stock	2,102,604	1,424,394	2,102,604	1,424,394

	2,102,604	17,584,667	2,102,604	17,584,667

     Comprehensive Loss
     The Company displays comprehensive loss and its components as part of total stockholders’ equity.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)
	(Unaudited)
Net loss	$(4,915)	$(8,113)	$(11,745)	$(15,699)
Unrealized gain on available-for-sale securities	23	—	5	—

Comprehensive loss	$(4,892)	$(8,113)	$(11,740)	$(15,699)

Note 2. Commercial Technology and Licensing Agreements
     The Company is a party to various agreements under which it licenses technology on a nonexclusive basis in the field of human diagnostics. Access to these licenses enables the Company to process its laboratory services for Oncotype DX. Costs recorded under these agreements for the three months ended June 30, 2006 and 2005 and the six months ended June 30, 2006 and 2005 were $605,000, $172,000, $987,000 and $292,000, respectively, and were included in cost of product revenues.
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
     As of June 30, 2006, the Company’s aggregate commitments under its financing arrangement were as follows:

Annual
Payment
Amounts
(In thousands)
(Unaudited)
Years Ending December 31, 2006 (remainder of the year)	$856
2007	1,713
2008	1,563
2009	528

Total minimum payments	4,660
Less: interest portion	(645)

Present value of net minimum payments	4,015
Less: current portion of obligations	(1,348)

Long-term obligations	$2,667

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
     Adoption of FAS 123R
     Employee stock-based compensation expense recognized for the three and six months ended June 30, 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company recorded employee stock-based compensation expense of $613,000 and $1.2 million for the three and six months ended June 30, 2006, respectively, as a result of the adoption of FAS 123R. The following table presents the impact of the adoption of FAS 123R on selected statements of operations line items for the three and six months ended June 30, 2006:

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2006	June 30, 2006
	(In thousands)
	(Unaudited)
Cost of product revenues	$31	$63
Research and development	180	355
Selling and marketing	159	315
General and administrative	243	449

Total	$613	$1,182

     As a result of adopting FAS 123R on January 1, 2006, the Company’s net loss for the three and six months ended June 30, 2006 was $340,000 and $632,000 higher, respectively, than if it had continued to account for stock-based compensation under APB No. 25. Basic and diluted net loss per share for the three and six months ended June 30, 2006 was $0.02 and $0.03 higher, respectively, than if the Company had continued to account for stock-based compensation under APB No. 25.
     Stock-based compensation expense resulting from the adoption of FAS 123R represents expense related to stock options granted during the first six months of 2006, as well as stock options granted prior to, but not yet vested as of, January 1, 2006. As of June 30, 2006, total compensation expense related to non-vested stock options not yet recognized was $8.3 million, which is expected to be allocated to expenses over a remaining vesting period of 35 months.
     Pro Forma Information for Period Prior to Adoption of FAS 123R
     The following pro forma net loss and loss per share were determined as if the Company had accounted for employee stock-based compensation for its employee stock option plans under the fair value method prescribed by FAS 123:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
	(In thousands, except per share amounts)
	(Unaudited)
Net loss – as reported	$(8,113)	$(15,699)
Add: Total stock-based employee compensation expense included in net loss	277	509
Deduct: Total stock-based employee compensation expense determined under the fair-value based method for all awards	(334)	(633)

Net loss	$(8,170)	$(15,823)

Net loss per share:
Basic and diluted, as reported	$(4.07)	$(7.92)

Basic and diluted, pro forma	$(4.10)	$(7.98)

     Valuation Assumptions
     The employee stock-based compensation expense recognized under FAS 123R and presented in the pro forma disclosure required under FAS 123 was determined using the Black-Scholes option valuation model. Option valuation models require the input of highly subjective assumptions and these assumptions can vary over time. Expected volatility is based on comparable peer data as well as historical volatility of the Company’s stock. The expected life of options granted is estimated based on historical option exercise and employee termination data. The risk-free interest rate is estimated using rates available on U.S. Treasury securities with a remaining term approximating the expected life of the options. The Company uses a dividend yield of zero as it has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future. The weighted average fair values and the assumptions used in calculating such values during each fiscal period are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(Unaudited)
Volatility factor	75%	80%	75%	80%
Risk-free interest rate	5.10%	4.00%	4.85%	4.00%
Dividend yield	0%	0%	0%	0%
Expected life of options	5.5 years	4.0 years	5.3 years	4.0 years
Weighted-average fair value	$6.71	$8.57	$7.02	$8.21
     Stock Option Activity
     The following is a summary of option activity for the six months ended June 30, 2006:

	Shares Available	Shares	Weighted Average
	for Grant	Outstanding	Exercise Price
Balance at December 31, 2005	4,290,631	2,021,276	$4.75
Options granted	(178,250)	178,250	$11.11
Options exercised	—	(41,231)	$1.90
2001 Plan shares expired	(32,131)	—	—
Options cancelled	55,691	(55,691)	$5.13

Balance at June 30, 2006	4,135,941	2,102,604	$5.36

     The following table summarizes information concerning outstanding and exercisable options under the 2001 and 2005 Plans as of June 30, 2006:

	Options Outstanding
		Weighted Average		Options Exercisable
	Shares	Years Remaining	Weighted Average	Number	Weighted Average
Exercise Price Range	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$0.58 — $0.66	204,204	7.12	$1.10	171,060	$0.97
$1.33 — $1.33	400,876	7.94	$1.33	167,852	$1.33
$2.88 — $2.88	527,608	8.52	$2.88	178,339	$2.88
$3.17 — $3.17	69,348	3.42	$3.17	26,005	$3.17
$9.39 — $9.39	620,209	9.42	$9.39	—	—
$9.55 — $16.70	280,359	8.71	$10.85	4,424	$10.75

	2,102,604			547,680

     Deferred Stock-based Compensation
     Prior to the adoption of FAS 123R, the Company presented deferred stock-based compensation as a separate component of stockholders’ equity. In accordance with the provisions of FAS 123R, on January 1, 2006 the Company reversed the balance in deferred compensation to additional paid-in capital on its balance sheet.
     Stock Options Granted to Nonemployees
     The Company grants options to consultants from time to time in exchange for services performed for the Company. During the six months ended June 30, 2006, the Company granted options to purchase 2,350 shares of common stock to consultants. No stock options were granted to consultants during the six months ended June 30, 2005. The fair value of these option grants was determined using the Black-Scholes option pricing model using the following assumptions:

	Three Months	Six Months
	Ended June 30	Ended June 30
	2006	2006
	(Unaudited)
Volatility factor	75%	75%
Average risk-free interest rate	5.10%	4.85%
Dividend yield	0%	0%
Expected life of options	10 years	10 years
     In general, the options vest over the contractual period of the consulting arrangement and, therefore, the Company will revalue the options periodically and record additional compensation expense related to these options over the remaining vesting period. During the three months ended June 30, 2005 and 2006 and the six months ended June 30, 2005 and 2006, compensation expense related to these options was $29,000, $17,000, $58,000 and $53,000, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
     The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and our audited financial statements for the year ended December 31, 2005 included in our Annual Report on Form 10-K. This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our expectation that, for the foreseeable future, substantially all of our revenues will be derived from Oncotype DX; our expectation that our research and development expense levels will remain high as we seek to enhance Oncotype DX and develop new services; the level of investment in our sales force; our intention to expand capacity in our commercial laboratory and our expected expanded capacity; our dependence on collaborative relationships; our compliance with federal, state and foreign regulatory requirements; our expectation that product revenues will increase; how we intend to spend our existing cash and cash equivalents; our plans to borrow additional amounts under existing or new financing arrangements; the regulation of Oncotype DX by the U.S. Food and Drug Administration and our belief that Oncotype DX is properly regulated under CLIA; our plans to pursue reimbursement on a case-by-case basis; our ability, and expectations as to the amount of time it will take, to achieve successful reimbursement from third-party payors and government insurance programs; the factors that will drive broad market acceptance of our services and the establishment of coverage policies; the impact of changing interest rates; the amount of future revenues that we may derive from Medicare; increases in patient and physician demand resulting from our direct sales approach; plans for enhancements of Oncotype DX to address different patient populations of breast cancer; plans for, and the timeframe for the development of, future services addressing multiple cancers; the outcome or success of clinical trials; the ability of genomics to change the diagnosis and treatment of diseases and provide significant economic benefits to the healthcare system; the capacity of our laboratory to process services; the ability of our technology to screen increasing numbers of genes in tissue samples; our intellectual property and our strategies regarding filing additional patent applications to strengthen our intellectual property rights; our expected stock-based compensation expense in future periods; the impact of accounting pronouncements and our critical accounting policies, estimates, models and assumptions on our financial results; our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing; and anticipated trends and challenges in our business and the markets in which we operate.
     Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A of this report, as well as our ability to develop and commercialize new products; the risk of unanticipated delays in research and development efforts; the risk that we may not obtain reimbursement for our existing test service and any future test services we may develop; the risks and uncertainties associated with the regulation of our products by the U.S. Food and Drug Administration; the ability to compete against third parties; our ability to obtain capital when needed; and our history of operating losses. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to update to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
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
Business Overview
     We are a life science company focused on the development and commercialization of genomic-based clinical diagnostic test services for cancer that allow physicians and patients to make individualized treatment decisions. Our first service, Oncotype DX, is used for early stage breast cancer patients to predict the likelihood of cancer recurrence, the likelihood of patient survival within 10 years of diagnosis and the likelihood of chemotherapy benefit. All tumor samples are sent to our laboratory in Redwood City, California for analysis. Upon generation and delivery of a Recurrence Score report to the physician, we generally bill third-party payors for Oncotype DX. . The list price of our service is $3,460.
     We launched Oncotype DX in January 2004 and initially made sales to a select number of physicians in a few markets in the United States through a small direct sales force. Late in 2004 and continuing into 2006, we have experienced a significant increase in demand for Oncotype DX. For the three months ended June 30, 2006, more than 3,250 test services were delivered for use in treatment planning, compared to more than 2,900 for the three months ended March 31, 2006 and more than 1,300 for the three months ended June 30, 2005. Since the commercial launch of Oncotype DX more than 13,000 test services have been delivered for use in treatment planning by more than 3,400 physicians. We believe increased demand in 2005 resulted from the publication of our validation study in The New England Journal of Medicine and the presentation of our chemotherapy benefit study at the San Antonio Breast Cancer Symposium, both of which occurred in December 2004. We also experienced increased demand in the first six months of 2006 following clinical presentations at the San Antonio Breast Cancer Symposium in December 2005 and the Miami Breast Cancer Symposium in February 2006 and the May 2006 publication of two peer-reviewed articles supporting the use and reimbursement of Oncotype DX. However, this increased demand is not necessarily indicative of future growth rates, and we cannot assure you that this level of increased demand can be sustained or that future appearances or presentations at medical conferences or publication of articles will have similar impact on demand for Oncotype DX. Moreover, we believe that each year we may experience decreased demand for our service in the summer months of July and August, which may be attributed to physicians, surgeons and patients scheduling vacations during this time. As of June 30, 2006, our laboratory had the capacity to process up to 5,000 services per quarter, and our current expansion plan contemplates that we will have capability to process up to 6,000 services per quarter by the end of 2006.
     We believe the key factors that will drive broader adoption of Oncotype DX will be acceptance by healthcare providers of its clinical benefits, demonstration of the cost-effectiveness of using our service, expanded reimbursement by third-party payors, expansion of our sales force and increased marketing efforts. Reimbursement of Oncotype DX by third-party payors is essential to our commercial success. In general, clinical laboratory services, when covered, are paid under various methodologies, including prospective payment systems and fee schedules. Reimbursement from payors depends upon whether a service is covered under the patient’s policy and if payment practices for the service have been established. As a relatively new service, Oncotype DX may be considered investigational by payors and not covered under current reimbursement policies. Until we reach agreement with a payor on contract terms or a payor establishes a policy for payment of Oncotype DX, we recognize revenue on a cash basis.
     Upon commercialization of Oncotype DX, we began working with third-party payors to establish reimbursement coverage policies. As of June 30, 2006, National Heritage Insurance Company (NHIC), the local Medicare carrier for California, with jurisdiction for claims submitted by the Company for Medicare patients issued a positive coverage determination, and many regional payors, including Harvard Pilgrim Health Care, Inc., Highmark Blue Cross, Premera Blue Cross, Blue Cross/Blue Shield of Alabama and Medical Mutual of Ohio had also issued policies supporting reimbursement for our service. In addition, Kaiser Foundation Health Plan, Inc. has entered into a national clinical laboratory services agreement to reimburse us for Oncotype DX performed for their patients. Where contracts are not in place, we pursue case-by-case reimbursement. We believe that as much as 20% of our future revenues may be derived from services billed to Medicare. We are working with many payors to establish policy-level reimbursement which, if in place, will allow us to recognize revenues upon completing our service and submitting an invoice. We do not expect to recognize the majority of revenues in this manner until 2007, at the earliest.

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
     In July 2005 we signed a collaborative agreement with National Surgical Adjuvant Breast and Bowel Project (NSABP) to begin work in colon cancer using our clinical development platform. This is the same group with which we conducted our successful clinical validation studies in breast cancer which led to our Oncotype DX. The agreement requires certain payments to be made by us during the research and development period. If the collaboration results in a commercial product, we will be required to make additional payments upon first commercial sale and during commercialization of the product. At the American Society of Clinical Oncology meeting in June 2006, a study conducted with the NSABP was presented demonstrating correlation between gene expression and colon cancer recurrence in patients with stage II and III colon cancer treated with surgery. These data support additional studies and development of an Oncotype DX test service for colon cancer.
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
     We are conducting research and early development studies in a variety of cancers and expect to move one of these programs into full-scale development by the end of 2006.
     Since our inception, we have generated significant net losses. As of June 30, 2006, we had an accumulated deficit of $107.9 million. We incurred a net loss of $11.7 million in the six months ended June 30, 2006. We expect our net losses to continue for at least the next several years. We anticipate that a substantial portion of our capital resources and efforts over the next several years will be focused on research and development, both to develop additional test services for breast cancer and to develop test services for other cancers, to scale up our commercial organization, and for other general corporate purposes. Our financial results will be limited by a number of factors, including establishment of coverage policies by third-party insurers and government payors, our ability in the short term to collect from payors often requiring a case-by-case manual appeals process, and our ability to recognize revenues other than from cash collections on services billed until such time as reimbursement policies or contracts are in effect. Until we receive routine reimbursement and are able to record revenues as services are performed and reports delivered, we are likely to continue reporting net losses.
Financial Operations Overview
     Revenues
     We derive our revenues from product sales and contract research arrangements. We operate in one industry segment. Our product revenues are derived solely from the sale of Oncotype DX. Payors are billed upon generation and delivery of a Recurrence Score report to the physician. Product revenues are recorded on a cash basis unless a contract or policy is in place with the payor at the time of billing and collectibility is reasonably assured. Contract revenues are derived from studies conducted with biopharmaceutical and pharmaceutical companies and are recorded on an accrual basis as contractual obligations are completed.
     Cost of Product Revenues
     Cost of product revenues represents the cost of materials, direct labor, costs associated with processing tissue samples including histopathology, anatomical pathology, paraffin extraction, reverse transcription polymerase chain reaction, or RT-PCR, and quality control analyses, license fees and delivery charges necessary to render an individualized test result. Costs associated with performing our test service are recorded as tests are processed. License fees are recorded at the time product revenues are recognized or in accordance with other contractual obligations. License fees represent a significant component of our cost of product revenues and are expected to remain so for the foreseeable future.
     Research and Development Expenses
     Research and development expenses represent costs incurred to develop our technology and to carry out our clinical studies to validate our multi-gene test services and include salaries and benefits, allocated overhead and facility occupancy costs, contract services and other outside costs, and costs to acquire in-process research and development projects and technologies that have no alternative future use. Research and development expenses also include costs related to activities performed under contracts with biopharmaceutical and pharmaceutical companies.
     We charge all research and development expenses to operations as they are incurred. All potential future product programs outside of breast cancer are in the clinical research phase, and the earliest we expect another cancer program to reach the clinical development stage is in late 2006. However, the expected time frame that a product related to one of these other cancers can be brought to market is uncertain given the technical challenges and clinical variables that exist between different types of cancers.
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
     Revenue Recognition
     Product revenues for our first product, Oncotype DX, from the commercial launch in January 2004 through June 30, 2006, have largely been recognized on a cash basis. We have historically recognized the majority of our product revenues on a cash basis because we have limited collection experience and a limited number of contracts. During the fourth quarter of 2005, the Company began to recognize some product revenue from private payors on an accrual basis. In the first and second quarters of 2006, a portion of Medicare-related product revenue was recognized on a accrual basis. In accordance with our policy, revenues for services performed will be recognized on an accrual basis when the related costs are incurred, provided there is a contract or coverage policy in place and the following criteria are met:
•	persuasive evidence that an arrangement exists;

•	delivery has occurred or services rendered;

•	the fee is fixed or determinable; and

•	collectability is reasonably assured.
Determination of the last two criteria is based on management’s judgment regarding the nature of the fee charged for products or services delivered and the collectability of those fees.
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
     Stock-based Compensation Expense
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (or “FAS 123R”). FAS 123R, which addresses the accounting for stock-based payment transactions whereby an entity receives employee services in exchange for equity instruments, including stock options. FAS 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion (“APB”) No. 25, and instead requires that such transactions be accounted for using a fair-value based method. SFAS 123R is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding assumptions used in determining fair value using the Black-Scholes valuation method, such as stock price volatility and expected options lives, as well as expected option forfeiture rates, to value equity-based compensation. There is little historical evidence or guidance available with respect to developing these assumptions and models. Expected volatility for the Company is based on comparable peer data as well as historical volatility of our stock. The expected life of options granted is estimated based on historical option exercise and employee termination data.
     The Company has elected the modified prospective transition method as permitted under FAS 123R and, accordingly, prior periods have not been restated to reflect the impact of FAS 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation expense resulting from the adoption of FAS 123R represents expense related to stock options granted during the first six months of 2006, as well as stock options granted prior to, but not yet vested as of, January 1, 2006. As of June 30, 2006, total compensation expense related to non-vested stock options not yet recognized was $8.3 million, which is expected to be recognized over a period of 35 months. Refer to Note 4 of notes to our consolidated financial statements included elsewhere in this report for further information.
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
     In addition to costs for research and development, under one of our collaboration agreements, we make annual payments resulting from the commercial launch of Oncotype DX. These payments are recorded in cost of product revenues as a license payment. Expense is recorded ratably over the year before the relevant payment is made. However, either party may terminate the agreement upon 30 days’ prior written notice. If this collaborative arrangement were not cancelable, a liability for the entire stream of remaining payments of $2.2 million would be recorded, payments would be made annually and expense would be recognized ratably through 2011.

Results of Operations
     Three Months Ended June 30, 2006 and 2005
     Revenues. Total revenues were $8.4 million for the three months ended June 30, 2006 compared to $1.2 million for the comparable period in 2005. Product revenues from Oncotype DX were $7.8 million for the three months ended June 30, 2006 compared to $1.1 million for the comparable period in 2005. This increase resulted from increased demand and progress made in reimbursement for our service. Approximately 30% of product revenue for the three months ended June 30, 2006 was recorded on an accrual basis compared to none for the three months ended June 30, 2005. The balance of product revenue was recognized upon cash collection. Product revenue from Medicare was $4.8 million, representing 61% of total product revenue for the three months ended June 30, 2006, compared to none for the three months ended June 30, 2005, $2.8 million of which included payments for services delivered prior to the February 27, 2006, effective date of coverage from NHIC, Medicare’s California contractor. We believe these retrospective payments represent the vast majority of prior outstanding services provided to Medicare and expect that product revenue from Medicare in the third quarter will decrease from the second quarter of 2006. Revenue from services for Medicare patients on or after the effective date are recognized at the time the service is performed.
     Contract revenues were $563,000 for the three months ended June 30, 2006, compared to $100,000 for the comparable period in 2005. Increased contract revenue reflects the initiation of the collaboration with sanofi-aventis and the Eastern Cooperative Oncology Group as well as ongoing work with Bristol-Myers Squibb and ImClone Systems. Contract revenues represent studies assessing our gene expression technology or collaborative work in gene selection and protocol design with our pharmaceutical partners
     Cost of Product Revenues. For the three months ended June 30, 2006, cost of product revenues was $2.5 million for Oncotype DX, consisting of tissue sample processing costs of $1.9 million and license fees of $605,000. For the three months ended June 30, 2005, cost of product revenues was $1.6 million, consisting of tissue sample processing costs of $1.4 million and license fees of $173,000. Test service volume for the three months ended June 30, 2006 was more than two times greater than for the comparable period in 2005, resulting in a decrease in the cost per test service delivered. During the three months ended June 30, 2006 and 2005, we recorded tissue sample processing costs for Oncotype DX that included direct material costs, direct labor costs, equipment costs, shipping costs and other infrastructure costs. All costs recorded for tissue sample processing in those periods represent the cost of all the test services processed regardless of whether revenue was recognized with respect to that test service. License fees were recorded in cost of product revenues for contractual obligations and royalties due on product revenues.
     Research and Development Expenses. Research and development expenses increased to $2.7 million for the three months ended June 30, 2006, from $2.4 million for the comparable period in 2005. The increase in research and development expenses was primarily due to a $402,000 increase in personnel related costs and a $211,000 increase in collaboration expense, partially offset by a $325,000 decrease in lab supplies expense and a $77,000 decrease in license payments. We expect that our research and development expenses will increase as investment in test services for cancers, including cancers other than breast cancer, continue.
     Selling and Marketing Expenses. Selling and marketing expenses increased to $5.8 million for the three months ended June 30, 2006 from $4.0 million for the comparable period in 2005. The $1.8 million increase in selling and marketing expenses was primarily due to a $1.0 million increase in personnel related costs, mostly to expand our domestic field sales organization, a $530,000 increase in promotional marketing expense and $196,000 in higher travel expenses associated with field sales personnel. We expect that selling and marketing expenses will continue to increase in future periods. We expanded our field sales organization in July, which is an acceleration over our previous planned expansion timeline.
     General and Administrative Expenses. General and administrative expenses increased to $2.8 million for the three months ended June 30, 2006 from $1.4 million for the comparable period in 2005. The $1.4 million increase in general and administrative expenses was primarily due to a $445,000 increase in personnel costs, $291,000 in higher billing and collection fees paid to third-party billing and collection vendors, an increase of $253,000 in legal and accounting fees, an increase of $119,000 in insurance related costs, an increase of $124,000 related to infrastructure costs and $116,000 in higher depreciation expense. We expect general and administrative expenses to continue to grow due to increasing costs of billing and collections, complying with regulatory matters and other costs associated with the growth of our business.
     Interest Income. Interest income was $646,000 for the three months ended June 30, 2006 compared to $197,000 for the comparable period in 2005. The increase in interest income was due to higher average cash balances and higher market interest rates.
     Interest Expense. Interest expense was $113,000 for the three months ended June 30, 2006 compared to $72,000 for the comparable period in 2005. The increase in interest expense resulted from the initiation of an equipment financing line established at the end of March 2005 under which draws have been made and interest expense has been incurred.

Results of Operations
     Six Months Ended June 30, 2006 and 2005
     Revenues. Total revenues were $13.4 million for the six months ended June 30, 2006 compared to $1.7 million for the comparable period in 2005. Product revenues from Oncotype DX were $12.0 million for the six months ended June 30, 2006 compared to $1.6 million for the comparable period in 2005. Approximately 28 % of product revenue in the six months ended June 30, 2006 was recorded on an accrual basis compared to none for the six months ended June 30, 2005. Product revenue from Medicare was $6.8 million, representing 57 % of total product revenue for the six months ended June 30, 2006, compared to none for the first six months of 2005. This is a result of the aforementioned February 27, 2006 effective coverage date for Medicare patients and the receipt of payments for services provided to Medicare patients prior to the effective coverage date. Contract revenues were $1.4 million for the six months ended June 30, 2006 compared to $100,000 for the comparable period in 2005.
     Cost of Product Revenues. For the six months ended June 30, 2006, cost of product revenues was $4.5 million for Oncotype DX, consisting of tissue sample processing costs of $3.5 million and license fees of $987,000. For the six months ended June 30, 2005, cost of product revenues was $2.9 million, consisting of tissue sample processing costs of $2.6 million and license fees of $292,000. During the six months ended June 30, 2006 and 2005, we recorded tissue sample processing costs for Oncotype DX that included direct material costs, direct labor costs, equipment costs, shipping costs and other infrastructure costs.
     Research and Development Expenses. Research and development expenses increased to $5.4 million for the six months ended June 30, 2006 from $4.6 million for the comparable period in 2005. The increase was primarily due to a $977,000 increase in personnel and related costs and a $307,000 increase in collaboration expense, partially offset by a $355,000 decrease in lab supplies expense and a $316,000 decrease in license payments.
     Selling and Marketing Expenses. Selling and marketing expenses increased to $10.9 million for the six months ended June 30, 2006 from $7.4 million for the comparable period in 2005. The $3.5 million increase was primarily due to a $2.3 million increase in personnel related costs, a $531,000 increase in promotional marketing expense and $502,000 in higher travel expenses.
     General and Administrative Expenses. General and administrative expenses increased to $5.4 million for the six months ended June 30, 2006 from $2.8 million for the comparable period in 2005. The $2.6 million increase was due to a $836,000 increase in personnel costs, $615,000 in higher billing and collection fees paid to third-party billing and collection vendors, an increase of $538,000 in legal and accounting fees, an increase of $235,000 in insurance related costs, an increase of $171,000 related to infrastructure costs and $167,000 in higher depreciation expense.
     Interest Income. Interest income was $1.3 million for the six months ended June 30, 2006 compared to $393,000 for the comparable period in 2005, reflecting higher average cash balances and market higher interest rates.
     Interest Expense. Interest expense was $208,000 for the six months ended June 30, 2006 compared to $72,000 for the comparable period in 2005, reflecting interest expense incurred on our equipment financing line established at the end of March 2005.
Liquidity and Capital Resources
     Since our inception in August 2000, we have incurred significant losses and, as of June 30, 2006, we had an accumulated deficit of approximately $107.9 million. We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development, selling and marketing and general and administrative expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.
     Sources of Liquidity
     Since our inception through June 30, 2006, we have received net proceeds of $103.2 million from the sale of preferred stock and $329,000 from the issuance of common stock to employees, consultants and directors in connection with the exercise of stock options. In October 2005, we completed our initial public offering and a concurrent private placement of our common stock, resulting in net proceeds of $58.5 million. Purchases of equipment and leasehold improvements have been partially financed through loans. At June 30, 2006 and December 31, 2005, cash, cash equivalents and short-term investments were $55.1 million and $69.5 million, respectively, and debt under our equipment loan was $4.0 million and $4.3 million, respectively.

     Cash Flows
     As of June 30, 2006, cash, cash equivalents and short-term investments were $55.1 million, compared to $25.2 million at June 30, 2005. This increase of $29.9 million was primarily due to net proceeds from our initial public offering of $53.5 million, proceeds from a sale of common stock of $5.0 million and net proceeds from our equipment loans of $756,000, partially offset by cash used in operating activities of $23.0 million and purchases of property, equipment and leasehold improvements of $6.8 million.
     Net cash used in operating activities was $9.5 million for the six months ended June 30, 2006, compared to $14.8 million for the six months ended June 30, 2005. The decrease in cash used in operating activities of $5.3 million was primarily due to a decrease in net loss of $4.0 million and a decrease in prepaid expenses and other current assets of $893,000. The decrease in net loss resulted from an increase in revenues for Oncotype DX and from pharmaceutical collaborators of $11.8 million and an increase in net interest income of $945,000, partially offset by an increase in operating expenses of $8.6 million.
     Net cash provided by investing activities was $11.6 million for the six months ended June 30, 2006, compared to $1.6 million cash used in investing activities for the six months ended June 30, 2005. This increase of $13.2 million in cash provided was due to an increase of $17.0 million in short-term investments offset by an increase in cash used of $3.8 million for the acquisition of property and equipment and for leasehold improvements.
     Net cash provided by financing activities during the six months ended June 30, 2006 was $420,000, compared to $3.3 million for the six months ended June 30, 2005. These amounts included net proceeds from our equipment loan of $342,000 and $3.3 million for the six months ended June 30, 2006 and 2005, respectively.
     Contractual Obligations
     As of June 30, 2006, we had the following contractual commitments:

	Payments Due by Period
					More
		Less than			than 5
	Total	1 Year	1-3 Years	3-5 Years	Years
	(In thousands)
Notes payable obligations	$4,660	$1,713	$2,868	$79	$—
Operating lease obligations	4,399	734	1,509	1,601	555

Total	$9,059	$2,447	$4,377	$1,680	$555

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
     In March 2005, we entered into an arrangement to finance the acquisition of laboratory equipment, computer hardware and software, leasehold improvements and office equipment. In connection with this arrangement, we granted the lender a security interest in the assets purchased with the borrowed amounts. We could not prepay any amounts owed until April 2006, at which point we could prepay all, but not part, of the amounts owing under the arrangement so long as we also pay a 6% premium on the remaining payments. This premium is reduced to 5% in 2007 and 4% in 2008. As of June 30, 2006, borrowings under this arrangement were $5.0 million at an annual interest rate of 10.23%, 10.30%, 10.49%, 10.56%, 10.65%, 11.01% or 11.18%, depending on the applicable note. As of June 30, 2006, we are required to make payments under this arrangement of $856,000 in 2006, $1.7 million in 2007, $1.6 million in 2008 and $528,000 in 2009, all of which are included in the table above.
     As of June 30, 2006, we leased approximately 48,000 square feet of laboratory and office space under a lease we entered into in September 2005. The lease has a term of six years. As of June 30, 2006, we are required to make aggregate rent payments under the lease agreement of $355,000 in 2006, $730,000 in 2007, $753,000 in 2008, $779,000 in 2009 and $1.8 million in 2010 and thereafter, all of which are included in the table above.
     Operating Capital and Capital Expenditure Requirements
     We expect to continue to incur substantial operating losses in the future and to make capital expenditures to keep pace with the expansion of our research and development programs and to scale up our commercial operations. It may take several years to move any one of a number of product candidates in clinical research through the development phase and validation phase to commercialization. We expect that our cash and cash equivalents will be used to fund working capital and for capital expenditures and other general corporate purposes, such as licensing technology rights, partnering arrangements for our services outside the United States or reduction of debt obligations. We have spent approximately $4.9 million through June 30, 2006 for facility expansion and are considering an additional approximately $3.0 million in further facility expansion. We may also use cash to acquire or invest in complementary businesses, technologies, services or products. We have no current plans, agreements or commitments with respect to any such acquisition or investment, and we are not currently engaged in any negotiations with respect to any such transaction.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     We are exposed to interest rate risk primarily through our investment portfolio. Our marketable securities consist of high-quality debt securities with maturities beyond 90 days at the date of acquisition, which mature within one year or less. As of June 30, 2006, we had cash, cash equivalents and short-term investments totaling $55.1 million. Our investment policy calls for investments in short-term, low risk, investment-grade instruments. Based on our portfolio content and our ability to hold investments to maturity, we believe that, if market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2006, the decline in fair value would not be material.

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
     We have incurred substantial net losses since our inception. For the year ended December 31, 2005 and the six months ended June 30, 2006, we incurred net losses of $31.4 million and $11.7 million, respectively. From our inception in August 2000 through June 30, 2006, we had an accumulated deficit of approximately $107.9 million. To date, we have not, and we may never, achieve revenues sufficient to offset expenses. We expect to devote substantially all of our resources to continue commercializing our existing test service, Oncotype DX, and to develop future services.
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
     In recent years, we have incurred significant costs in connection with the development of Oncotype DX. Our research and development expenses were $9.5 million for the year ended December 31, 2005 and $5.4 million for the six months ended June 30, 2006. We expect our research and development expense levels to remain high for the foreseeable future as we seek to enhance our existing test service and develop new services. As a result, we will need to generate significant revenues in order to achieve profitability. Our failure to achieve profitability in the future could cause the market price of our common stock to decline.
If third-party payors, including managed care organizations and Medicare, do not provide reimbursement for Oncotype DX, its commercial success could be compromised.
     Oncotype DX has a list price of $3,460. Physicians and patients may decide not to order Oncotype DX unless third-party payors, such as managed care organizations as well as government payors such as Medicare and Medicaid, pay a substantial portion of the test’s price. There is significant uncertainty concerning third-party reimbursement of any test incorporating new technology, including Oncotype DX. Reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that tests using our technologies are:
•	not experimental or investigational,

•	medically necessary,

•	appropriate for the specific patient,

•	cost-effective, and

•	supported by peer-reviewed publications.
     Since each payor makes its own decision as to whether to establish a policy to reimburse, seeking these approvals is a time-consuming and costly process. To date, we have secured policy-level reimbursement approval from only a limited number of third-party payors and have a limited number of approvals for state Medicaid programs. We cannot be certain that coverage for Oncotype DX will be provided in the future by any third-party payors.
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

     In January 2006, the California Medicare contractor with responsibility for processing and paying claims submitted by us released a local coverage determination providing coverage for Oncotype DX when used in accordance with the terms of the determination. The local coverage determination is effective for Oncotype DX services provided on or after February 27, 2006. However, there has been some question as to whether claims for Oncotype DX test services performed on Medicare beneficiaries who were hospital patients at the time the tumor tissue samples were obtained may be billed by us to the California Medicare contractor or must be incorporated in the payment that the hospital receives for their services related to the patient’s breast cancer. To date, patients who fall into this category represent approximately 2% of our total testing and 11% of our Medicare population. We have been working with Medicare program officials to address the hospital billing requirements, but we cannot be certain that CMS will make a favorable determination and allow us to bill for those cases. If we are not permitted to bill the California Medicare contractor for those cases, we would need to seek payment from the hospitals.
     Insurers, including managed care organizations as well as government payors such as Medicare, have increased their efforts to control the cost, utilization and delivery of health care services. From time to time, Congress has considered and implemented changes in the Medicare fee schedules in conjunction with budgetary legislation, most recently in November 2005. Further reductions of reimbursement for Medicare services may be implemented from time to time. Reductions in the reimbursement rates of other third-party payors have occurred and may occur in the future. These measures have resulted in reduced prices, added costs and decreased test service utilization for the clinical laboratory industry.
     If we are unable to obtain reimbursement approval from private payors and Medicare and Medicaid programs for Oncotype DX, or if the amount reimbursed is inadequate, our ability to generate revenues from Oncotype DX could be limited. Even if we are being reimbursed, insurers may cancel their contracts with us at any time or stop paying for our test service which would reduce our revenue.
If the U.S. Food and Drug Administration, or FDA, were to begin regulating our test services, we could be forced to stop sales of Oncotype DX, we could experience significant delays in commercializing any future products, we could incur substantial costs and time delays associated with meeting requirements for premarket approval or we could experience decreased demand for or reimbursement of our test service.
     Clinical laboratory services like Oncotype DX are regulated under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, as administered through the Center for Medicare/Medicaid Services, as well as by applicable state laws. Diagnostic kits that are sold and distributed through interstate commerce are regulated as medical devices by the FDA. Clinical laboratory tests that are developed and validated by a laboratory for its own use are called home brew tests. Most home brew tests currently are not subject to FDA regulation, although reagents or software provided by third parties and used to perform home brew tests may be subject to regulation. We believe that Oncotype DX is not a diagnostic kit and also believe that it is a home brew test. As a result, we believe Oncotype DX is not subject to regulation under current FDA policies. The container we provide for collection and transport of tumor samples from a pathology laboratory to our laboratory is a medical device subject to FDA regulation but is currently exempt from premarket review by the FDA.
     In January 2006, we received a letter from the FDA regarding Oncotype DX inviting us to meet with the FDA to discuss the nature and appropriate regulatory status of and the least burdensome ways that the Company may fulfill any FDA premarket review requirements that may apply. The Company continues its ongoing dialogue with the FDA with respect to the regulatory status of the Oncotype DX breast cancer test service. We have presented information regarding Oncotype DX to the FDA and continue to believe that our services are appropriately regulated under CLIA. We cannot provide any assurance that FDA regulation, including premarket review, will not be required in the future for Oncotype DX. If premarket review is required, our business could be negatively impacted until such review is completed and approval or clearance to market is obtained, and the FDA could require that we stop selling our test service pending premarket approval. If our test service is allowed to remain on the market but there is uncertainty about our test service, orders or reimbursement may decline. The regulatory approval process may involve, among other things, successfully completing additional clinical trials and submitting a premarket clearance notice or filing a premarket approval application with the FDA. If premarket review is required by the FDA, there can be no assurance that our test service will be cleared or approved on a timely basis, if at all. Ongoing compliance with FDA regulations would increase the cost of conducting our business, subject us to inspection by the FDA and to the requirements of the FDA and penalties for failure to comply with these requirements. Should any of the reagents obtained by us from vendors and used in conducting our home brew test service be affected by future regulatory actions, our business could be adversely affected by those actions, including increasing cost of testing or delaying, limiting or prohibiting the purchase of reagents necessary to perform testing.

If we were required to conduct additional clinical trials prior to marketing our test service, those trials could lead to delays or failure to obtain necessary regulatory approvals and harm our ability to become profitable.
     If the FDA decides to regulate our test services, it may require extensive premarket clinical testing prior to submitting a regulatory application for commercial sales. If we are required to conduct premarket clinical trials, whether using prospectively acquired samples or archival samples, delays in the commencement or completion of clinical testing could significantly increase our test service development costs and delay commercialization. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to delay or denial of regulatory approval. The commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the clinical trial. We may find it necessary to engage contract research organizations to perform data collection and analysis and other aspects of our clinical trials, which might increase the cost and complexity of our trials. We may also depend on clinical investigators, medical institutions and contract research organizations to perform the trials properly. If these parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality, completeness or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical trials may have to be extended, delayed or terminated. Many of these factors would be beyond our control. We may not be able to enter into replacement arrangements without undue delays or considerable expenditures. If there are delays in testing or approvals as a result of the failure to perform by third parties, our research and development costs would increase, and we may not be able to obtain regulatory approval for our test services. In addition, we may not be able to establish or maintain relationships with these parties on favorable terms, if at all. Each of these outcomes would harm our ability to market our test service, or to become profitable.
Complying with numerous regulations pertaining to our business is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.
     We are subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, and participation in proficiency testing, patient test service management, quality control, quality assurance and inspections. We have a current certificate of accreditation under CLIA to perform testing. To renew this certificate, we are subject to survey and inspection every two years. Moreover, CLIA inspectors may make random inspections of our laboratory.
     We are also required to maintain a license to conduct testing in California. California laws establish standards for day-to-day operation of our clinical laboratory, including the training and skills required of personnel and quality control. Moreover, several states require that we hold licenses to test specimens from patients residing in those states. Other states have similar requirements or may adopt similar requirements in the future. Finally, we may be subject to regulation in foreign jurisdictions as we seek to expand international distribution of our test service.
     If we were to lose our CLIA accreditation or California license, whether as a result of a revocation, suspension or limitation, we would no longer be able to sell Oncotype DX, which would limit our revenues and harm our business. If we were to lose our license in other states where we are required to hold licenses, we would not be able to test specimens from those states.
     We are subject to other regulation by both the federal government and the states in which we conduct our business, including:
•	Medicare billing and payment regulations applicable to clinical laboratories;

•	the federal Medicare and Medicaid Anti-kickback Law and state anti-kickback prohibitions;

•	the federal physician self-referral prohibition, commonly known as the Stark Law, and the state equivalents;

•	the federal Health Insurance Portability and Accountability Act of 1996;

•	the Medicare civil money penalty and exclusion requirements; and

•	the federal civil and criminal False Claims Act.
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
Our financial results depend on sales of one test service, Oncotype DX, and we will need to generate sufficient revenues from this and other test services to run our business.
     For the foreseeable future, we expect to derive substantially all of our revenues from sales of one test service, Oncotype DX. We have only been selling this test service since January 2004. We are in the early stages of research and development for other test services that we may offer as well as for enhancements to our existing test service. We are not currently able to estimate when we may be able to commercialize test services for other cancers or whether we will be successful in doing so. If we are unable to increase sales of Oncotype DX or to successfully develop and commercialize other test services or enhancements, our revenues and our ability to achieve profitability would be impaired, and the market price of our common stock could decline.
We may experience limits on our revenues if only a small number of physicians decide to order our test service.
     If medical practitioners do not order Oncotype DX or any future test services developed by us, we will likely not be able to create demand for our products in sufficient volume for us to become profitable. To generate demand, we will need to continue to make oncologists, surgeons and pathologists aware of the benefits of Oncotype DX and any products we may develop in the future through published papers, presentations at scientific conferences and one-on-one education by our sales force. In addition, we will need to demonstrate our ability to obtain adequate reimbursement coverage from third-party payors.
     Existing guidelines and practices regarding the treatment of breast cancer recommend that chemotherapy be considered in most cases, including many cases in which our test service may indicate, based on our clinical trial results, that chemotherapy is of little or no benefit. Accordingly, physicians may be reluctant to order a test service that may suggest recommending against chemotherapy in treating breast cancer where current guidelines recommend consideration of such treatment. Moreover, our test service provides quantitative information not currently provided by pathologists and it is performed at our facility rather than by the pathologist in a local laboratory, so pathologists may be reluctant to order or support our test service. These facts may make it difficult for us to convince medical practitioners to order Oncotype DX for their patients, which could limit our ability to generate revenues and our ability to achieve profitability.
We may experience limits on our revenues if only a small number of patients decide to use our test service.
     Some patients may decide not to order our test service due to its list price of $3,460, part or all of which may be payable directly by the patient if the applicable payor denies reimbursement in full or in part. Even if medical practitioners recommend that their patients use our test service, patients may still decide not to use Oncotype DX, either because they do not want to be made aware of the likelihood of recurrence or they wish to pursue a particular course of therapy regardless of test results. If only a small portion of the patient population decides to use our test service, we will experience limits on our revenues and our ability to achieve profitability.
If we are unable to develop products to keep pace with rapid medical and scientific change, our operating results and competitive position would be harmed.
     In recent years, there have been numerous advances in technologies relating to the diagnosis and treatment of cancer. For example, new hormonal therapies such as aromatase inhibitors are viewed by physicians as promising therapies for breast cancer with more tolerable side effects than those associated with tamoxifen, the hormonal therapy commonly used today in treatment. For advanced cancer, new chemotherapeutic strategies are being developed that may increase survival time and reduce toxic side effects. These advances require us continuously to develop new products and enhance existing products to keep pace with evolving standards of care. Our test service could become obsolete unless we continually innovate and expand our product to demonstrate recurrence and treatment benefit in patients treated with new therapies. New treatment therapies typically have only a few years of clinical data associated with them, which limits our ability to perform clinical studies and correlate sets of genes to a new treatment’s effectiveness. If we are unable to demonstrate the applicability of our test services to new treatments, then sales of our test services could decline, which would harm our revenues.
Our rights to use technologies licensed from third parties are not within our control, and we may not be able to sell our products if we lose our existing rights or cannot obtain new rights on reasonable terms.
     We license from third parties technology necessary to develop our products. For example, we license technology from Roche

Molecular Systems, Inc. that we use to analyze genes for possible inclusion in our test services and that we use in our laboratory to conduct our test services. In return for the use of a third party’s technology, we may agree to pay the licensor royalties based on sales of our products. Royalties are a component of cost of product revenues and impact the margin on our test services. We may need to license other technology to commercialize future products. Our business may suffer if these licenses terminate, if the licensors fail to abide by the terms of the license or fail to prevent infringement by third parties, if the licensed patents or other rights are found to be invalid or if we are unable to enter into necessary licenses on acceptable terms.
Our competitive position depends on maintaining intellectual property protection.
     Our ability to compete and to achieve and maintain profitability depends on our ability to protect our proprietary discoveries and technologies. We currently rely on a combination of patent applications, copyrights, trademarks, trade secret laws and confidentiality agreements, material data transfer agreements, license agreements and invention assignment agreements to protect our intellectual property rights. We also rely upon unpatented know-how and continuing technological innovation to develop and maintain our competitive position. Patents may be granted to us jointly with other organizations, and while we may have right of first refusal, we cannot guarantee that a joint owner will not license rights to another party.
     As of June 30, 2006, we had one issued patent, which was issued jointly to us and to the NSABP. Our pending patent applications may not result in issued patents, and we cannot assure you that our issued patent or any patents that might ultimately be issued by the U.S. Patent and Trademark Office will protect our technology. Any patents that may be issued to us might be challenged by third parties as being invalid or unenforceable, or third parties may independently develop similar or competing technology that avoids our patents. We cannot be certain that the steps we have taken will prevent the misappropriation and use of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.
     From time to time, the United States Supreme Court, other federal courts or the U.S. Patent and Trademark Office may change the standards of patentability and any such changes could have a negative impact on our business.
We may face intellectual property infringement claims that could be time-consuming and costly to defend and could result in our loss of significant rights and the assessment of treble damages.
     We have received notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights and may from time to time receive additional notices. Some of these claims may lead to litigation. We cannot assure you that we will prevail in these actions, or that other actions alleging misappropriation or misuse by us of third-party trade secrets, infringement by us of third-party patents and trademarks or the validity of our patents, will not be asserted or prosecuted against us. We may also initiate claims to defend our intellectual property. Intellectual property litigation, regardless of outcome, is expensive and time-consuming, could divert management’s attention from our business and have a material negative effect on our business, operating results or financial condition. If there is a successful claim of infringement against us, we may be required to pay substantial damages (including treble damages if we were to be found to have willfully infringed a third party’s patent) to the party claiming infringement, develop non-infringing technology, stop selling our test service or using technology that contains the allegedly infringing intellectual property or enter into royalty or license agreements that may not be available on acceptable or commercially practical terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis could harm our business. In addition, revising our test service to include the non-infringing technologies would require us to re-validate our test service, which would be costly and time consuming. Also, we may be unaware of pending patent applications that relate to our test service. Parties making infringement claims on future issued patents may be able to obtain an injunction that would prevent us from selling our or using technology that contains the allegedly infringing intellectual property, which could harm our business.
     One of the genes in the Oncotype DX 21-gene panel may be the subject of a patent, the rights of which are exclusively licensed by a subsidiary of Pfizer Inc. We have initiated discussions with Pfizer and a licensor regarding a license of the patent but have not reached an agreement. If we are not able to negotiate a license on acceptable terms, and if our test service is determined to infringe this patent, then we may be forced to develop an alternate method for performing our test service. Revising our test service may take more than a year and may require that we spend considerable amounts of money to develop a non-infringing gene panel and to validate our findings through a clinical study or studies. We may be forced to pay Pfizer royalties, damages and costs, or we may be prevented from selling our test altogether, which would greatly damage our business and operating results. Also, we are aware of other patents owned by Pfizer that relate to another gene in the Oncotype DX 21-gene panel and are currently investigating whether any of the claims warrant a license. In addition, there are a number of patents and patent applications that may constitute prior art in the field of genomic-based diagnostics. We may be required to pay royalties, damages and costs to firms who own the rights to these patents, or we might be restricted from using any of the inventions claimed in those patents.

If we are unable to compete successfully, we may be unable to increase or sustain our revenues or achieve profitability.
     Our principal competition comes from existing diagnostic methods used by pathologists and oncologists. These methods have been used for many years and are therefore difficult to change or supplement. In addition, companies offering capital equipment and kits or reagents to local pathology laboratories represent another source of potential competition. These kits are used directly by the pathologist, which facilitates adoption more readily than test services like Oncotype DX that are performed outside the pathology laboratory. In addition, few diagnostic methods are as expensive as Oncotype DX.
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
New test development involves a lengthy and complex process, and we may be unable to commercialize any of the test services we are currently developing.
     We have multiple test services under development and devote considerable resources to research and development. For example, we are currently conducting research on the application of our technology to predict recurrence and the therapeutic benefit of chemotherapy in colon, prostate, renal cell and lung cancers and melanoma. There can be no assurance that our technologies will be capable of reliably predicting the recurrence of cancers, beyond breast cancer, with the sensitivity and specificity necessary to be clinically and commercially useful for the treatment of other cancers, or that we can develop those technologies at all. In addition, before we can develop diagnostic tests for new cancers and commercialize any new products, we will need to:
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
If our sole laboratory facility becomes inoperable, we will be unable to perform our test services and our business will be harmed.
     We do not have redundant laboratory facilities. We perform all of our diagnostic services in our laboratory located in Redwood City, California. Redwood City is situated on or near earthquake fault lines. Our facility and the equipment we use to perform our test services would be costly to replace and could require substantial lead time to repair or replace. The facility may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding and power outages, which may render it difficult or impossible for us to perform our test services for some period of time. The inability to perform our test services may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.
     In order to rely on a third party to perform our test services, we could only use another facility with established state licensure and CLIA accreditation under the scope of which Oncotype DX could be performed following validation and other required procedures. We cannot assure you that we would be able to find another CLIA-certified facility willing to adopt Oncotype DX and comply with the required procedures, or that this laboratory would be willing to perform the test services for us on commercially reasonable terms. In order to establish a redundant laboratory facility, we would have to spend considerable time and money securing adequate space, constructing the facility, recruiting and training employees, and establishing the additional operational and administrative infrastructure necessary to support a second facility. Additionally, any new clinical laboratory facility opened by us would be subject to certification under CLIA and licensed by several states, including California and New York, which can take a significant amount of time and result in delays in our ability to begin operations.
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
     We rely solely on Applied Biosystems, a division of Applera Corporation, to supply some of the laboratory equipment on which we perform our test services. We periodically forecast our needs for laboratory equipment and enter into standard purchase orders with Applied Biosystems based on these forecasts. We believe that there are relatively few equipment manufacturers other than Applied Biosystems that are currently capable of supplying the equipment necessary for Oncotype DX. Even if we were to identify other suppliers, there can be no assurance that we will be able to enter into agreements with such suppliers on a timely basis on acceptable terms, if at all. If we should encounter delays or difficulties in securing from Applied Biosystems the quality and quantity of equipment we require for Oncotype DX, we may need to reconfigure our test service process, which would result in delays in commercialization or an interruption in sales. If any of these events occur, our business and operating results could be harmed. Additionally, if Applied Biosystems deems us to have become uncreditworthy, it has the right to require alternative payment terms from us, including payment in advance. We are also required to indemnify Applied Biosystems against any damages caused by any legal action or proceeding brought by a third party against Applied Biosystems for damages caused by our failure to obtain required approval with any regulatory agency.

If we are unable to support demand for our test services, our business may suffer.
     We have limited experience in processing our test service and even more limited experience in processing large volumes of test services. We recently completed the expansion of our clinical laboratory facilities and are in the process of ramping up our testing capacity. We have just begun to implement increases in scale and related processing, customer service, billing and systems process improvements, and to expand our internal quality assurance program to support testing on a larger scale. We will also need additional certified laboratory scientists and other scientific and technical personnel to process our test services. We cannot assure you that any increases in scale, related improvements and quality assurance will be successfully implemented or that appropriate personnel will be available. Failure to implement necessary procedures or to hire the necessary personnel could result in higher cost of processing or an inability to meet market demand. Since we have limited experience handling large volumes of Oncotype DX test services, there can be no assurance that we will be able to perform test services on a timely basis at a level consistent with demand. If we encounter difficulty meeting market demand for Oncotype DX, our reputation could be harmed and our future prospects and our business could suffer
We may be unable to manage our future growth effectively, which would make it difficult to execute our business strategy.
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
     The marketing, sale and use of our test service could lead to the filing of product liability claims if someone were to allege that our test service failed to perform as it was designed. We may also be subject to liability for errors in the information we provide to customers or for a misunderstanding of, or inappropriate reliance upon, the information we provide. A product liability claim could result in substantial damages and be costly and time consuming for us to defend. Although we believe that our existing product liability insurance is adequate, we cannot assure you that our insurance would fully protect us from the financial impact of defending against product liability claims. Any product liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any product liability lawsuit could cause injury to our reputation, result in the recall of our products, or cause current collaborators to terminate existing agreements and potential collaborators to seek other partners, any of which could impact our results of operations.
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
Our dependence on distributors for foreign sales of Oncotype DX could limit or prevent us from selling our test service in foreign markets and from realizing long-term international revenue growth.
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
Our inability to raise additional capital on acceptable terms in the future may limit our ability to develop and commercialize new test services and technologies.
     We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, commercial operations and research and development activities. Specifically, we may need to raise capital to, among other things:
•	sustain commercialization of our initial test service or enhancements to that service;

•	increasing our selling and marketing efforts to drive market adoption and address competitive developments;

•	further expand our clinical laboratory operations;

•	expand our technologies into other areas of cancer;

•	fund our clinical validation study activities;

•	expand our research and development activities;

•	acquire or license technologies; and

•	finance capital expenditures and our general and administrative expenses.
Our present and future funding requirements will depend on many factors, including:
•	the level of research and development investment required to maintain and improve our technology position;

•	costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	our need or decision to acquire or license complementary technologies or acquire complementary businesses;

•	changes in product development plans needed to address any difficulties in commercialization;

•	competing technological and market developments;

•	the rate of progress in establishing reimbursement arrangements with third-party payors; and

•	changes in regulatory policies or laws that affect our operations.
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
     As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. We are required to comply with Section 404 of the Sarbanes-Oxley Act as of December 31, 2006. Compliance with Section 404 and other requirements will increase our costs and require additional management resources. We recently have been upgrading our finance and accounting systems, procedures and controls and will need to continue to implement additional finance and accounting systems, procedures and controls as we grow our business and organization and to satisfy new reporting requirements. If we are unable to complete the required Section 404 assessment as to the adequacy of our internal control over financial reporting, if we fail to maintain or implement adequate controls, or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting as of the date of our first Form 10-K for which compliance is required, our ability to obtain additional financing could be impaired. In addition, investors could lose confidence in the reliability of our internal control over financial reporting and in the accuracy of our periodic reports filed under the Exchange Act. A lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     On September 28, 2005, a Registration Statement on Form S-1 (File No. 333-126626) relating to our initial public offering was declared effective by the SEC. The closing was October 4, 2005; the net offering proceeds to us were approximately $53.5 million. Through June 30, 2006, $15.3 million of the net proceeds were used to build our commercial capabilities in selling and marketing related to Oncotype DX, $7.9 million were used to fund research and development programs for Oncotype DX and in other cancers, and $4.9 million were used to expand facilities and laboratory operations capacity and for information systems infrastructure. A portion of the net proceeds may also be used for working capital and general corporate purposes and to acquire or invest in complementary businesses, technologies, services or products. Pending use for these or other purposes, net proceeds have been invested in interest bearing, investment-grade securities.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 24, 2006, we held our Annual Meeting of Stockholders.
The following actions were taken at the annual meeting:
1.	The following directors were elected:

	For	Withheld

Randal W. Scott	19,138,528	4,437
Kimberly J. Popovits	19,138,528	4,437
Julian C. Baker	19,138,528	4,437
Brook H. Byers	19,138,528	4,437
Fred E. Cohen	19,138,528	4,437
Samuel D. Colella	19,138,528	4,437
Michael D. Goldberg	19,138,528	4,437
Randall S. Livingston	19,138,528	4,437
Woodrow A. Myers	19,138,528	4,437

2.	The ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm was approved.

For	Against	Abstain
19,138,553	100	4,312
ITEM 6. EXHIBITS

Exhibit
Number	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1#	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32.2#	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genomic Health, Inc.

Date: August 14, 2006	By:	/s/ Randal W. Scott Randal W. Scott, Ph.D.
	Its:	Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2006	By:	/s/ G. Bradley Cole G. Bradley Cole
	Its:	Executive Vice President and Chief
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