Form 10-Q
period 2006-09-30
GENOMIC HEALTH INC
filed 2006-11-14
CIK 1131324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 24,529,214 as of October 31, 2006.

GENOMIC HEALTH, INC.
INDEX

PART 1: FINANCIAL INFORMATION
Item 1. Financial Statements
GENOMIC HEALTH, INC.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,565	$18,839
Short-term investments	21,778	50,688
Accounts receivable	1,907	314
Prepaid expenses and other current assets	2,128	1,584
Employee note receivable — current portion	—	37

Total current assets	52,378	71,462
Property and equipment, net	8,230	3,597
Restricted cash	500	500
Other assets	151	240

Total assets	$61,259	$75,799

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,724	$1,393
Accrued compensation	1,686	955
Accrued expenses and other current liabilities	1,602	1,438
Accrued license fees	835	585
Lease incentive obligations — current portion	141	—
Notes payable — current portion	1,384	1,052
Deferred revenues	1,161	238

Total current liabilities	8,533	5,661
Lease incentive obligations — long-term portion	622	—
Notes payable — long-term portion	2,308	2,621
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 24,529,214 and 24,470,981 shares issued and outstanding at September 30, 2006 and December 31, 2005	2	2
Additional paid-in capital	165,908	167,053
Deferred stock-based compensation	—	(3,297)
Accumulated other comprehensive loss	(6)	(58)
Accumulated deficit	(116,108)	(96,183)

Total stockholders’ equity	49,796	67,517

Total liabilities and stockholders’ equity	$61,259	$75,799

See accompanying notes.

GENOMIC HEALTH, INC.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Product revenues	$6,928	$1,375	$18,932	$2,960
Contract revenues	191	216	1,626	316

Total revenues	7,119	1,591	20,558	3,276
Operating expenses:
Cost of product revenues	2,674	1,647	7,201	4,520
Research and development	3,229	2,341	8,678	6,971
Selling and marketing	6,429	3,390	17,331	10,805
General and administrative	3,464	1,724	8,904	4,511

Total operating expenses	15,796	9,102	42,114	26,807

Loss from operations	(8,677)	(7,511)	(21,556)	(23,531)
Interest income	594	156	1,932	549
Interest expense	(105)	(91)	(312)	(162)
Other income, net	8	—	11	—

Net loss	$(8,180)	$(7,446)	$(19,925)	$(23,144)

Basic and diluted net loss per share	$(0.33)	$(3.55)	$(0.81)	$(11.79)

Shares used in computing basic and diluted net loss per share	24,516,761	2,095,858	24,499,316	1,963,384

See accompanying notes.

GENOMIC HEALTH, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Operating activities
Net loss	$(19,925)	$(23,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,752	1,106
Employee stock-based compensation	1,973	792
Non-employee stock-based compensation expense	70	91
Gain on disposal of property and equipment	—	(31)
Changes in assets and liabilities:
Accounts receivable	(1,593)	—
Employee note receivable	37	57
Prepaid expenses and other assets	(455)	(2,464)
Accounts payable	331	(172)
Lease incentive obligations	763	—
Accrued expenses and other liabilities	164	850
Accrued compensation	731	160
Accrued license fees	250	158
Deferred revenues	923	200

Net cash used in operating activities	(14,979)	(22,397)

Investing activities
Purchase of property and equipment	(6,385)	(1,917)
Purchase of short-term investments	(14,329)	—
Maturities of short-term investments	43,291	—
Restricted cash	—	(500)

Net cash provided by (used) in investing activities	22,577	(2,417)

Financing activities
Proceeds from notes payable	910	3,705
Principal payments of notes payable	(891)	(186)
Net proceeds from issuance of common stock	109	247

Net cash provided by financing activities	128	3,766

Net increase (decrease) in cash and cash equivalents	7,726	(21,048)
Cash and cash equivalents at the beginning of period	18,839	38,275

Cash and cash equivalents at the end of period	$26,565	$17,227

Supplemental disclosure of cash flow information
Cash paid for interest	$105	$162
See accompanying notes.

GENOMIC HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
     Genomic Health, Inc. (the “Company”) was incorporated in Delaware in August 2000. The Company was organized to deliver individualized genomic information to patients and their physicians to improve the quality of treatment decisions for patients with cancer.
     Since the Company’s inception in 2000, the focus of its operations has consisted principally of the development and commercialization of initial products, raising capital, establishing facilities and recruiting personnel. Our first test, Oncotype DX, is used for early stage breast cancer patients to predict the likelihood of cancer recurrence, the likelihood of patient survival within 10 years of diagnosis and the likelihood of chemotherapy benefit. The Company has incurred significant losses and expects to incur additional losses in for at least the next few years as commercial and development efforts continue.
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
     Basis of Presentation
     The accompanying unaudited consolidated financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 have been prepared on the same basis as the annual financial statements. The unaudited consolidated balance sheet as of September 30, 2006 and consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005 and the consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended September 30, 2006 are not necessarily indicative of results to be expected for the year ended December 31, 2006 or for any future interim period. The consolidated balance sheet at December 31, 2005 has been derived from audited statements. However, it does not include all of the information and notes required by accounting principles generally accepted in the United States for complete consolidated financial statements. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

     Stock-based Compensation
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123R”), which addresses the accounting for stock-based payment transactions whereby an entity receives employee services in exchange for equity instruments, including stock options. FAS 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion (“APB”) No. 25, and instead requires that such transactions be accounted for using a fair-value based method. The Company has elected to use the modified prospective transition method as permitted under FAS 123R and, accordingly, prior periods have not been restated to reflect the impact of FAS 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006.
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
     Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining the impact that SFAS No. 157 will have on its financial condition, results of operations and cash flows.
     In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this bulletin is not expected to have a material effect on the Company’s consolidated financial statements.
Note 2. Net Loss Per Share and Comprehensive Loss
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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
	(In thousands, except share and per share data)
		(Unaudited)
Numerator:
Net loss	$(8,180)	$(7,446)	$(19,925)	$(23,144)

Denominator:
Weighted-average net common shares outstanding for basic and diluted loss per common share	24,516,761	2,095,858	24,449,316	1,963,384

Basic and diluted net loss per share	$(0.33)	$(3.55)	$(0.81)	$(11.79)

Historical outstanding dilutive securities not included in diluted net loss per share calculation
Preferred stock	—	16,160,273	—	16,160,273
Options to purchase common stock	2,206,736	1,265,313	2,206,736	1,265,313

	2,206,736	17,425,586	2,206,736	17,425,586

     Comprehensive Loss
     The Company reports comprehensive loss and its components as part of total stockholders’ equity.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(In thousands)
		(Unaudited)
Net loss	$(8,180)	$(7,446)	$(19,925)	$(23,144)
Unrealized gain on available-for-sale securities	47	—	52	—

Comprehensive loss	$(8,133)	$(7,446)	$(19,873)	$(23,144)

Note 3. Commercial Technology and Licensing Agreements
     The Company is a party to various agreements under which it licenses technology on a nonexclusive basis in the field of human diagnostics. Access to these licenses enables the Company to process its laboratory tests for Oncotype DX. Costs recorded under these agreements for the three months ended September 30, 2006 and 2005 and the nine months ended September 30, 2006 and 2005 were $541,000, $11,000, $1,529,000, and $486,000, respectively, and were included in cost of product revenues.
Note 4. Commitments
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
     As of September 30, 2006, the Company’s aggregate commitments under its financing arrangement were as follows:

Annual
Payment
Amounts
(In thousands)
(Unaudited)
Years Ending December 31, 2006 (remainder of the year)	$428
2007	1,713
2008	1,563
2009	528

Total minimum payments	4,232
Less: interest portion	(540)

Present value of net minimum payments	3,692
Less: current portion of obligations	(1,384)

Long-term obligations	$2,308

Note. 5 Stock-Based Compensation
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
     Adoption of FAS 123R
     Employee stock-based compensation expense recognized for the three and nine months ended September 30, 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company recorded employee stock-based compensation expense of $790,000 and $2.0 million for the three and nine months ended September 30, 2006, respectively, as a result of the adoption of FAS 123R. The following table presents the impact of the adoption of FAS 123R on selected statements of operations line items for the three and nine months ended September 30, 2006:

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2006	September 30, 2006
	(In thousands)
	(Unaudited)
Cost of product revenues	$47	$111
Research and development	202	557
Selling and marketing	218	533
General and administrative	323	772

Total	$790	$1,973

     As a result of adopting FAS 123R on January 1, 2006, the Company’s net loss for the three and nine months ended September 30, 2006 was $518,000 and $1,150,000 higher, respectively, than if it had continued to account for stock-based compensation under APB No. 25. Basic and diluted net loss per share for the three and nine months ended September 30, 2006 was $0.02 and $0.05 higher, respectively, than if the Company had continued to account for stock-based compensation under APB No. 25
     Stock-based compensation expense resulting from the adoption of FAS 123R represents expense related to stock options granted during the first nine months of 2006, as well as stock options granted prior to, but not yet vested as of, January 1, 2006. As of September 30, 2006, total compensation expense related to non-vested stock options not yet recognized was $8.6 million, which is expected to be allocated to expenses over a remaining vesting period of 34 months.
     Pro Forma Information for Period Prior to Adoption of FAS 123R
     The following pro forma net loss and loss per share were determined as if the Company had accounted for employee stock-based compensation for its employee stock option plans under the fair value method prescribed by FAS 123:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
	(In thousands, except per share amounts)
	(Unaudited)
Net loss – as reported	$(7,446)	$(23,144)
Add: Total stock-based employee compensation expense included in net loss	282	792
Deduct: Total stock-based employee compensation expense determined under the fair-value based method for all awards	(371)	(1,008)

Net loss	$(7,535)	$(23,360)

Net loss per share:
Basic and diluted, as reported	$(3.55)	$(11.79)

Basic and diluted, pro forma	$(3.59)	$(11.90)

     Valuation Assumptions
     The employee stock-based compensation expense recognized under FAS 123R and presented in the pro forma disclosure required under FAS 123 was determined using the Black-Scholes option valuation model. Option valuation models require the input of highly subjective assumptions and these assumptions can vary over time. Expected volatility is based on comparable peer data as well as the historical volatility of the Company’s stock. The expected life of options granted is estimated based on historical option exercise and employee termination data and comparable peer data. The risk-free interest rate is estimated using rates available on U.S. Treasury securities with a remaining term approximating the expected life of the options. The Company uses a dividend yield of zero as it has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future. The weighted average fair values and the assumptions used in calculating such values during each fiscal period are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Unaudited)
Volatility factor	65%	96%	72%	84%
Risk-free interest rate	4.59%	4.00%	4.76%	4.00%
Dividend yield	0%	0%	0%	0%
Expected life of options in years	5.5	4.0	5.3	4.0
Weighted-average fair value	$8.04	$7.99	$7.61	$8.18

     Stock Option Activity
     The following is a summary of option activity for the nine months ended September 30, 2006:

	Shares Available	Shares	Weighted Average
	for Grant	Outstanding	Exercise Price
Balance at December 31, 2005	4,290,631	2,021,276	$4.75
Options granted	(304,000)	304,000	$11.58
Options exercised	—	(58,233)	$1.88
2001 Plan shares expired	(34,347)	—	—
Options cancelled	60,307	(60,307)	$5.18

Balance at September 30, 2006	4,012,591	2,206,736	$5.77

     The following table summarizes information concerning outstanding and exercisable options under the 2001 and 2005 Plans as of September 30, 2006:

			Options Outstanding
				Weighted Average		Options Exercisable
			Shares	Years Remaining	Weighted Average	Number	Weighted Average
Exercise Price Range			Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$0.58	—	$1.32	431,583	6.52	$1.01	284,457	$0.88
$1.33	—	$2.88	681,887	8.15	$2.51	298,679	$2.41
$3.17	—	$3.17	69,348	3.17	$3.17	30,339	$3.17
$9.39	—	$9.39	617,809	9.17	$9.39	—	—
$9.55	—	$13.68	369,809	8.82	$10.93	16,744	$10.69
$13.70	—	$16.70	36,300	9.60	$14.80	—	—

			2,206,736			630,219

     Deferred Stock-based Compensation
     Prior to the adoption of FAS 123R, the Company presented deferred stock-based compensation as a separate component of stockholders’ equity. In accordance with the provisions of FAS 123R, on January 1, 2006 the Company reversed the balance in deferred compensation to additional paid-in capital on its balance sheet.
     Stock Options Granted to Nonemployees
     The Company grants options to consultants from time to time in exchange for services performed for the Company. No stock options were granted to consultants during the three months ended September 30, 2006 and 2005. During the nine months ended September 30, 2006 and 2005, stock options granted to consultants were 2,350 and 5,372, respectively. The fair value of these option grants was determined using the Black-Scholes option pricing model using the following assumptions:

	Nine Months		Nine Months
	Ended September 30		Ended September 30
	2006		2005
	(Unaudited)
Volatility factor		72%		80%
Average risk-free interest rate		4.76%		4.00%
Dividend yield		0%		0%
Expected life of options	10	years	10	years
     In general, the options vest over the contractual period of the consulting arrangement and, therefore, the Company will revalue the options periodically and record additional compensation expense related to these options over the remaining vesting period. During the three months ended September 30, 2006 and 2005 and the nine months ended September 30, 2006 and 2005, compensation expense related to these options was $18,000, $33,000, $70,000 and $91,000, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
      The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and our audited financial statements for the year ended December 31, 2005 included in our Annual Report on Form 10-K. This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our expectation that, for the foreseeable future, substantially all of our revenues will be derived from Oncotype DX; the factors we believe to be driving demand for Oncotype DX and our ability to sustain such demand; our expectation that our research and development expense levels will remain high as we seek to enhance Oncotype DX and develop new tests; our expectation that our general and administrative, and sales and marketing expenses and capital expenditures will increase and our anticipated uses of those funds; the factors that may impact our financial results; the extent and duration of our net losses; our ability to comply with the requirements of being a public company; our ability to attract and retain experienced personnel; the impact changes in healthcare policy or regulation could have on our business; the adequacy of our product liability insurance; our ability to recognize revenues other than on a cash basis and when we expect we will recognize a majority of revenues upon providing test services; the level of investment in our sales force; our ability to expand capacity in our commercial laboratory and our expected expanded capacity; our dependence on collaborative relationships and the success of those relationships; whether any new tests will result from our collaborations; our belief that clinical results support our development of an additional test for colon cancer; our compliance with federal, state and foreign regulatory requirements; our expectation that product revenues will increase; how we intend to spend our existing cash and cash equivalents and how long we expect our existing cash to last; our expected future sources of cash; our plans to borrow additional amounts under existing or new financing arrangements; the potential impact resulting from the regulation of Oncotype DX by the U.S. Food and Drug Administration and our belief that Oncotype DX is properly regulated under CLIA; our intention to submit comments to FDA on its draft guidance; our beliefs regarding reimbursement for Medicare inpatients; our plans to pursue reimbursement on a case-by-case basis; our ability, and expectations as to the amount of time it will take, to achieve successful reimbursement from third-party payors and government insurance programs; the factors that will drive the establishment of coverage policies; the impact of changing interest rates; the amount of future revenues that we may derive from Medicare patients; increases in patient and physician demand resulting from our direct sales approach; plans for enhancements of Oncotype DX to address different patient populations of breast cancer; plans for, and the timeframe for the development of, future tests addressing multiple cancers and our expectation regarding when we may move another potential test into development; the outcome or success of clinical trials; the capacity of our laboratory to process tests; our intellectual property and our strategies regarding filing additional patent applications to strengthen our intellectual property rights; our expected stock-based compensation expense in future periods; the impact of accounting pronouncements and our critical accounting policies, estimates, models and assumptions on our financial results; our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing; and anticipated trends and challenges in our business and the markets in which we operate.
     Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A of this report, as well as our ability to develop and commercialize new products; the risk of unanticipated delays in research and development efforts; the risk that we may not obtain reimbursement for our existing test and any future tests we may develop; the risks and uncertainties associated with the regulation of our products by the U.S. Food and Drug Administration; the ability to compete against third parties; our ability to obtain capital when needed; and our history of operating losses. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to update to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
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

     We launched Oncotype DX in January 2004 and initially made sales to a select number of physicians in a few markets in the United States through a small direct sales force. Late in 2004 and continuing into 2006, we have experienced a significant increase in demand for Oncotype DX. For the three months ended September 30, 2006, more than 3,800 tests were delivered for use in treatment planning, compared to more than 1,850 for the three months ended September 30, 2005. Since the commercial launch of Oncotype DX more than 17,000 tests have been delivered for use in treatment planning by more than 4,200 physicians. We believe increased demand in 2005 resulted from the publication of our validation study in The New England Journal of Medicine and the presentation of our chemotherapy benefit study at the San Antonio Breast Cancer Symposium, both of which occurred in December 2004. We also experienced increased demand in the first nine months of 2006 following clinical presentations at the San Antonio Breast Cancer Symposium in December 2005 and the Miami Breast Cancer Symposium in February 2006, as well as the May 2006 publication of two peer-reviewed articles supporting the use and reimbursement of Oncotype DX and the expansion of our domestic field sales organization in July 2006. However, this increased demand is not necessarily indicative of future growth rates, and we cannot assure you that this level of increased demand can be sustained or that future appearances or presentations at medical conferences or publication of articles will have similar impact on demand for Oncotype DX. Moreover, we believe that each year we may experience decreased demand for our test in the summer months of July and August, which may be attributed to physicians, surgeons and patients scheduling vacations during this time. As of September 30, 2006, our laboratory had the capacity to process up to 6,000 tests per quarter, and our current capacity plan contemplates that we will have capability to process up to 7,000 tests per quarter by the end of 2006.
     We believe the key factors that will drive broader adoption of Oncotype DX will be acceptance by healthcare providers of its clinical benefits, demonstration of the cost-effectiveness of using our test, expanded reimbursement by third-party payors, expansion of our sales force and increased marketing efforts. Reimbursement of Oncotype DX by third-party payors is essential to our commercial success. In general, clinical laboratory services, when covered, are paid under various methodologies, including prospective payment systems and fee schedules. Reimbursement from payors depends upon whether a test covered under the patient’s policy and if payment practices for the test have been established. As a relatively new test, Oncotype DX may be considered investigational by payors and not covered under current reimbursement policies. Until we reach agreement with a payor on contract terms or a payor establishes a policy for payment of Oncotype DX, we recognize revenue on a cash basis.
     Upon commercialization of Oncotype DX, we began working with third-party payors to establish reimbursement coverage policies. As of September 30, 2006, Aetna, Inc., Kaiser Foundation Health Plan, Inc. and National Heritage Insurance Company (NHIC), the local Medicare carrier for California with jurisdiction for claims submitted by the Company for Medicare patients, had issued positive coverage determinations for Oncotype DX. In addition, many regional payors, including Harvard Pilgrim Health Care, Inc., Highmark Blue Cross, Premera Blue Cross, Blue Cross/Blue Shield of Alabama and Medical Mutual of Ohio had issued policies supporting reimbursement for our test. Where contracts or policies are not in place, we pursue case-by-case reimbursement. We believe that as much as 20% of our future test volume may be derived from Medicare patients. We are working with many payors to establish policy-level reimbursement which, if in place, should allow us to recognize revenues upon completing our test and submitting an invoice. We do not expect to recognize the majority of revenues in this manner until 2007, at the earliest.
     In July 2005 we signed a collaborative agreement with Bristol-Myers Squibb Company and ImClone Systems Incorporated to develop a genomic test to predict the likelihood of response to Erbitux in colorectal cancer. Erbitux is a targeted therapy currently approved for the treatment of metastatic colorectal cancer. The agreement provides for research funding support and milestone payments and gives us commercial rights to diagnostic tests that may result from the collaboration.
     In July 2005 we signed a collaborative agreement with National Surgical Adjuvant Breast and Bowel Project (NSABP) to begin work in colon cancer using our clinical development platform. This is the same group with which we conducted our successful clinical validation studies in breast cancer which led to our development of Oncotype DX. The agreement requires certain payments to be made by us during the research and development period. If the collaboration results in a commercial product, we will be required to make additional payments upon first commercial sale and during commercialization of the product. At the American Society of Clinical Oncology meeting in June 2006, a study conducted with the NSABP was presented demonstrating correlation between gene expression and colon cancer recurrence in patients with stage II and III colon cancer treated with surgery. These data support additional studies and development of an Oncotype DX test for colon cancer.
     We entered into collaborative agreements with Aventis, Inc., a member of the sanofi-aventis group, and the Eastern Cooperative Oncology Group to investigate the ability of gene expression in fixed-paraffin-embedded tissues to predict the likelihood of response to adjuvant chemotherapy, including Taxotere, in patients with early breast cancer and zero to three involved lymph nodes. The agreements provide Genomic Health with commercial rights to diagnostic tests that may result from the collaboration and were effective as of December 1, 2005. We began to recognize revenue under these agreements in the first quarter of 2006.
     We are conducting research and early development studies in a variety of cancers and expect to move one of these programs into full-scale development by the end of 2006.
     Since our inception, we have generated significant net losses. As of September 30, 2006, we had an accumulated deficit of $116.1 million. We incurred a net loss of $19.9 million in the nine months ended September 30, 2006. We expect our net losses to continue for at least the next few years. We anticipate that a substantial portion of our capital resources and efforts over the next several years will be focused on research and development, both to develop additional tests for breast cancer and to develop tests for other cancers, to scale up our commercial organization, and for other general corporate purposes. Our financial results will be limited by a number of factors, including establishment of coverage policies by third-party insurers and government payors, our ability in the short term to collect from payors often requiring a case-by-case manual appeals process, and our ability to recognize revenues other than from cash collections on tests billed until such time as reimbursement policies or contracts are in effect. Until we receive routine reimbursement and are able to record revenues as tests are performed and reports delivered, we are likely to continue reporting net losses.
Financial Operations Overview
     Revenues
     We derive our revenues from product sales and contract research arrangements. We operate in one industry segment. Our product revenues are derived solely from the sale of our Oncotype DX test. Payors are billed upon generation and delivery of a Recurrence Score report to the physician. Product revenues are recorded on a cash basis unless a contract or policy is in place with the payor at the time of billing and collectibility is reasonably assured. Contract revenues are derived from studies conducted with biopharmaceutical and pharmaceutical companies and are recorded on an accrual basis as contractual obligations are completed.
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
     Revenue Recognition
     Product revenues for our first product, Oncotype DX, from the commercial launch in January 2004 through September 30, 2006, have largely been recognized on a cash basis because we have limited collection experience and a limited number of contracts. Beginning in the fourth quarter of 2005 and continuing through first nine months of 2006, we recognized some product revenue from private payors on an accrual basis. In the first nine months of 2006, a portion of Medicare-related product revenue was recognized on a accrual basis. In accordance with our policy, revenues for tests performed will be recognized on an accrual basis when the related costs are incurred, provided there is a contract or coverage policy in place and the following criteria are met:
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
     Stock-based Compensation Expense
     On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (or “FAS 123R”). FAS 123R, which addresses the accounting for stock-based payment transactions whereby an entity receives employee services in exchange for equity instruments, including stock options. FAS 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion (“APB”) No. 25, and instead requires that such transactions be accounted for using a fair-value based method. SFAS 123R is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding assumptions used in determining fair value using the Black-Scholes valuation method, such as stock price volatility and expected options lives, as well as expected option forfeiture rates, to value equity-based compensation. There is little historical evidence or guidance available with respect to developing these assumptions and models. Expected volatility is based on comparable peer data as well as historical volatility of our stock. The expected life of options granted is estimated based on historical option exercise and employee termination data.
     We have elected the modified prospective transition method as permitted under FAS 123R and, accordingly, prior periods have not been restated to reflect the impact of FAS 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation expense resulting from the adoption of FAS 123R represents expense related to stock options granted during the first nine months of 2006, as well as stock options granted prior to, but not yet vested as of, January 1, 2006. As of September 30, 2006, total compensation expense related to non-vested stock options not yet recognized was $8.6 million, which is expected to be recognized over a period of 34 months. Refer to Note 5 of notes to our consolidated financial statements included elsewhere in this report for further information.
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

Results of Operations
     Three Months Ended September 30, 2006 and 2005
     Revenues. Total revenues were $7.1 million for the three months ended September 30, 2006 compared to $1.6 million for the comparable period in 2005. Product revenues from Oncotype DX were $6.9 million for the three months ended September 30, 2006 compared to $1.4 million for the comparable period in 2005. This increase resulted from increased demand and progress made in reimbursement for our test. Approximately 47% of product revenue for the three months ended September 30, 2006 was recorded on an accrual basis compared to none for the three months ended September 30, 2005. The balance of product revenue was recognized upon cash collection. Product revenue from Medicare was $2.8 million, representing 41% of total product revenue for the three months ended September 30, 2006, compared to none for the three months ended September 30, 2005.
     Contract revenues were $191,000 for the three months ended September 30, 2006, compared to $216,000 for the comparable period in 2005. Contract revenues represent studies assessing our gene expression technology or collaborative work in gene selection and protocol design with our pharmaceutical partners
     Cost of Product Revenues. For the three months ended September 30, 2006, cost of product revenues was $2.7 million for Oncotype DX, consisting of tissue sample processing costs of $2.1 million and license fees of $541,000. For the three months ended September 30, 2005, cost of product revenues was $1.6 million, consisting of tissue sample processing costs of $1.4 million and license fees of $194,000. Test volume for the three months ended September 30, 2006 was more than two times greater than for the comparable period in 2005, resulting in a decrease in the cost per test delivered. During the three months ended September 30, 2006 and 2005, we recorded tissue sample processing costs for Oncotype DX that included direct material costs, direct labor costs, equipment costs, shipping costs and other infrastructure costs. All costs recorded for tissue sample processing in those periods represent the cost of all the tests processed regardless of whether revenue was recognized with respect to that test. License fees were recorded in cost of product revenues for contractual obligations and royalties due on product revenues.
     Research and Development Expenses. Research and development expenses increased to $3.2 million for the three months ended September 30, 2006, from $2.3 million for the comparable period in 2005. The increase in research and development expenses was primarily due to a $370,000 increase in personnel related costs, a $214,000 increase in reagents and lab supplies expense, and a $176,000 increase in infrastructure-related expense. We expect that our research and development expenses will increase as investment in tests for cancers, including cancers other than breast cancer, continue.
     Selling and Marketing Expenses. Selling and marketing expenses increased to $6.4 million for the three months ended September 30, 2006 from $3.4 million for the comparable period in 2005. The $3.0 million increase in selling and marketing expenses was primarily due to a $1.4 million increase in personnel related costs, mostly to expand our domestic field sales organization, a $1.1 million increase in promotional field and marketing expense and $293,000 in higher travel expenses associated with field sales personnel. We expect that selling and marketing expenses will continue to increase in future periods. We expanded our domestic field sales force to support Oncotype DX in July 2006, which is an acceleration over our previous planned expansion timeline.
     General and Administrative Expenses. General and administrative expenses increased to $3.5 million for the three months ended September 30, 2006 from $1.7 million for the comparable period in 2005. The $1.7 million increase in general and administrative expenses was primarily due to a $662,000 increase in personnel costs, an increase of $347,000 in legal and accounting fees, $237,000 in higher billing and collection fees paid to third-party billing and collection vendors, and an increase of $107,000 in insurance related costs. We expect general and administrative expenses to continue to increase as we spend more on fees for billing and collections as our revenue grows as well as costs associated with regulatory matters and other costs associated with the growth of our business.
     Interest Income. Interest income was $594,000 for the three months ended September 30, 2006 compared to $156,000 for the comparable period in 2005. The increase in interest income was due to higher average cash balances and higher market yields.
     Interest Expense. Interest expense was $105,000 for the three months ended September 30, 2006 compared to $91,000 for the comparable period in 2005, reflecting interest expense incurred on our equipment financing line established at the end of March 2005 under which draws have been made and interest expense has been incurred.

Results of Operations
     Nine Months Ended September 30, 2006 and 2005
     Revenues. Total revenues were $20.6 million for the nine months ended September 30, 2006 compared to $3.3 million for the comparable period in 2005. Product revenues from Oncotype DX were $18.9 million for the nine months ended September 30, 2006 compared to $3.0 million for the comparable period in 2005. Approximately 35% of product revenue in the nine months ended September 30, 2006 was recorded on an accrual basis compared to none for the nine months ended September 30, 2005. Product revenue from Medicare was $9.6 million, representing 51% of total product revenue for the nine months ended September 30, 2006, compared to none for the first nine months of 2005. This increase is a result of the February 27, 2006 effective coverage date for Medicare patients and the receipt of payments for tests provided to Medicare patients prior to the effective coverage date.
     Contract revenues were $1.6 million for the nine months ended September 30, 2006 compared to $316,000 for the comparable period in 2005. Increased contract revenue reflects the initiation of the collaboration with sanofi-aventis and the Eastern Cooperative Oncology Group as well as ongoing work with Bristol-Myers Squibb and ImClone Systems.
     Cost of Product Revenues. For the nine months ended September 30, 2006, cost of product revenues was $7.2 million for Oncotype DX, consisting of tissue sample processing costs of $5.7 million and license fees of $1.5 million. For the nine months ended September 30, 2005, cost of product revenues was $4.5 million, consisting of tissue sample processing costs of $4.0 million and license fees of $486,000. During the nine months ended September 30, 2006 and 2005, we recorded tissue sample processing costs for Oncotype DX that included direct material costs, direct labor costs, equipment costs, shipping costs and other infrastructure costs.
     Research and Development Expenses. Research and development expenses increased to $8.7 million for the nine months ended September 30, 2006 from $7.0 million for the comparable period in 2005. The increase was primarily due to a $1.4 million increase in personnel and related costs, a $274,000 increase in collaboration expense and a $269,000 increase in depreciation expense, partially offset by a $312,000 decrease in license fee expense.
     Selling and Marketing Expenses. Selling and marketing expenses increased to $17.3 million for the nine months ended September 30, 2006 from $10.8 million for the comparable period in 2005. The $6.5 million increase was primarily due the expansion of our salesforce to support Oncotype DX, including a $3.6 million increase in personnel related costs, a $1.5 million increase in promotional field and marketing expense and $795,000 in higher travel expenses.
     General and Administrative Expenses. General and administrative expenses increased to $8.9 million for the nine months ended September 30, 2006 from $4.5 million for the comparable period in 2005. The $4.4 million increase was due to a $1.4 million increase in personnel costs, $851,000 in higher billing and collection fees paid to third-party billing and collection vendors, an increase of $849,000 in legal and accounting fees, $390,000 in higher depreciation expense, an increase of $342,000 in insurance related costs and $284,000 in higher public company costs, including investor relations.
     Interest Income. Interest income was $1.9 million for the nine months ended September 30, 2006 compared to $549,000 for the comparable period in 2005, reflecting higher average cash balances and higher market yields.
     Interest Expense. Interest expense was $312,000 for the nine months ended September 30, 2006 compared to $162,000 for the comparable period in 2005, reflecting interest expense incurred on our equipment financing line established at the end of March 2005.
Liquidity and Capital Resources
     Since our inception in August 2000, we have incurred significant losses and, as of September 30, 2006, we had an accumulated deficit of approximately $116.1 million. We have not yet achieved profitability and anticipate that we will continue to incur net losses for at least the next few years. We expect that our research and development, selling and marketing and general and administrative expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.
     Sources of Liquidity
     Since our inception through September 30, 2006, we have received net proceeds of $103.2 million from the sale of preferred stock and $360,000 from the issuance of common stock to employees, consultants and directors in connection with the exercise of stock options. In October 2005, we completed our initial public offering and a concurrent private placement of our common stock, resulting in net proceeds of $58.5 million. Purchases of equipment and leasehold improvements have been partially financed through loans. At September 30, 2006 and December 31, 2005, cash, cash equivalents and short-term investments were $48.3 million and $69.5 million, respectively, and debt under our equipment loan was $4.2 million and $4.3 million, respectively.
     Cash Flows
     As of September 30, 2006, cash, cash equivalents and short-term investments were $48.3 million, compared to $17.2 million at September 30, 2005. This increase of $31.2 million was primarily due to net proceeds from our initial public offering of $53.5 million, proceeds from a sale of common stock of $5.0 million and net proceeds from our equipment loans of $173,000, partially offset by cash used in operating activities of $21.1 million and purchases of property, equipment and leasehold improvements of $7.4 million.
     Net cash used in operating activities was $15.0 million for the nine months ended September 30, 2006, compared to $22.4 million for the nine months ended September 30, 2005. The decrease in cash used in operating activities of $7.4 million was primarily due to a decrease in net loss of $3.2 million and a decrease in prepaid expenses and other assets of $2.0 million. The decrease in net loss resulted from an increase in revenues for Oncotype DX and from pharmaceutical collaborators of $17.3 million and an increase in net interest income of $1.2 million, partially offset by an increase in operating expenses of $15.3 million.
     Net cash provided by investing activities was $22.6 million for the nine months ended September 30, 2006, compared to $2.4 million cash used in investing activities for the nine months ended September 30, 2005. This increase of $25.0 million in cash provided was due to a decrease of $29.0 million in short-term investments offset by an increase in cash used of $4.5 million for the acquisition of property and equipment and for leasehold improvements.
     Net cash provided by financing activities during the nine months ended September 30, 2006 was $128,000, compared to $3.8 million for the nine months ended September 30, 2005. These amounts included net proceeds from our equipment loan of $19,000 and $3.5 million for the nine months ended September 30, 2006 and 2005, respectively.
     Off-Balance Sheet Activities
     As of September 30, 2006, we have not engaged in any off-balance sheet activities.
     Contractual Obligations
     As of September 30, 2006, we had the following contractual commitments:

	Payments Due by Period
					More
		Less than			than 5
	Total	1 Year	1-3 Years	3-5 Years	Years
	(In thousands)
Notes payable obligations	$4,232	$1,713	$2,489	$30	$—
Operating lease obligations	4,330	766	1,603	1,614	347

Total	$8,562	$2,479	$4,092	$1,644	$347

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
     In March 2005, we entered into an arrangement to finance the acquisition of laboratory equipment, computer hardware and software, leasehold improvements and office equipment. In connection with this arrangement, we granted the lender a security interest in the assets purchased with the borrowed amounts. We could not prepay any amounts owed until April 2006, at which point we could prepay all, but not part, of the amounts owing under the arrangement so long as we also pay a 6% premium on the remaining payments. This premium is reduced to 5% in 2007 and 4% in 2008. As of September 30, 2006, borrowings under this arrangement were $4.2 million at an annual interest rate of 10.23%, 10.30%, 10.49%, 10.56%, 10.65%, 11.01% or 11.18%, depending on the applicable note. As of September 30, 2006, we are required to make payments under this arrangement of $428,000 in 2006, $1.7 million in 2007, $1.6 million in 2008 and $528,000 in 2009, all of which are included in the table above.
     As of September 30, 2006, we leased approximately 48,000 square feet of laboratory and office space under a lease we entered into in September 2005. The lease has a term of six years. As of September 30, 2006, we are required to make aggregate rent payments under the lease agreement of $178,000 in 2006, $730,000 in 2007, $753,000 in 2008, $779,000 in 2009 and $1.8 million in 2010 and thereafter, all of which are included in the table above.
     Operating Capital and Capital Expenditure Requirements
     We expect to continue to incur substantial operating losses in the future and to make capital expenditures to keep pace with the expansion of our research and development programs and to scale up our commercial operations. It may take several years to move any one of a number of product candidates in clinical research through the development phase and validation phase to commercialization. We expect that our cash and cash equivalents will be used to fund working capital and for capital expenditures and other general corporate purposes, such as licensing technology rights, partnering arrangements for our tests outside the United States or reduction of debt obligations. We have spent approximately $5.4 million through September 30, 2006 for facility expansion and improvements and are considering an additional approximately $1.7 million in further facility improvements. We may also use cash to acquire or invest in complementary businesses, technologies, services or products. We have no current plans, agreements or commitments with respect to any such acquisition or investment, and we are not currently engaged in any negotiations with respect to any such transaction.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     We are exposed to interest rate risk primarily through our investment portfolio. Our marketable securities consist of high-quality debt securities with maturities beyond 90 days at the date of acquisition, which mature within one year or less. As of September 30, 2006, we had cash, cash equivalents and short-term investments totaling $48.3 million. Our investment policy calls for investments in short-term, low risk, investment-grade instruments. Based on our portfolio content and our ability to hold investments to maturity, we believe that, if market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2006, the decline in fair value would not be material.
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
     We have incurred substantial net losses since our inception. For the year ended December 31, 2005 and the nine months ended September 30, 2006, we incurred net losses of $31.4 million and $19.9 million, respectively. From our inception in August 2000 through September 30, 2006, we had an accumulated deficit of approximately $116.1 million. To date, we have not, and we may never, achieve revenues sufficient to offset expenses. We expect to devote substantially all of our resources to continue commercializing our existing test, Oncotype DX, and to develop future tests.
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
     In recent years, we have incurred significant costs in connection with the development of Oncotype DX. Our research and development expenses were $9.5 million for the year ended December 31, 2005 and $8.7 million for the nine months ended September 30, 2006. We expect our research and development expense levels to remain high for the foreseeable future as we seek to enhance our existing test and develop new tests. As a result, we will need to generate significant revenues in order to achieve profitability. Our failure to achieve profitability in the future could cause the market price of our common stock to decline.
If third-party payors, including managed care organizations and Medicare, do not provide reimbursement or rescind their reimbursement policies for Oncotype DX, its commercial success could be compromised.
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
     Several entities conduct technology assessments of new medical tests and devices and provide the results of their assessments for informational purposes to other parties. These assessments may be used by third-party payors and health care providers such as Blue Cross and Blue Shield, which provide healthcare coverage for nearly one-third of all Americans, as grounds to deny coverage for a test or procedure. Oncotype DX has received negative assessments and may receive additional negative assessments in the future. For example, in early 2005, the Medical Advisory Panel of the Blue Cross and Blue Shield Association’s Technology Evaluation Center, a technology assessment group, concluded that the existing clinical data in support of Oncotype DX did not meet the panel’s technology criteria for clinical effectiveness and appropriateness.
     In January 2006, the California Medicare contractor with responsibility for processing and paying claims submitted by us released a local coverage determination providing coverage for Oncotype DX when used in accordance with the terms of the determination. The local coverage determination is effective for Oncotype DX tests provided on or after February 27, 2006. Until recently there has been some question as to whether claims for Oncotype DX tests performed on Medicare beneficiaries who were hospital inpatients at the time the tumor tissue samples were obtained may be billed by us to the California Medicare contractor or must be incorporated in the payment that the hospital receives for their services related to the patient’s breast cancer. As of September 30, 2006, the volume of patients who fell into this category represented an insignificant portion of our total testing population.
     Based on a final rule with comment period posted November 1, 2006 on the Centers for Medicare/Medicaid Services (“CMS”) website, it is now clear that effective January 2007, we will be permitted to submit claims to the California Medicare contractor for the Oncotype DX tests performed on Medicare beneficiaries who were hospital inpatients at the time the tumor tissue samples were obtained, provided the test was ordered at least 14 days following the date of the patient’s discharge from the hospital and where other specified conditions are met. Whether we will be able to seek retrospective application of this final rule and submit claims for similarly situated patients who received the Oncotype DX test between February 27, 2006 and January 2007 remains unclear. Beginning in January 2007, we expect to begin making arrangements with hospitals for payment of the test when performed for the very small portion of Medicare beneficiaries who are hospital inpatients at the time specimens are collected but who do not meet criteria under the final rule. Finally, we are seeking confirmation from CMS that the final rule does not apply to the Oncotype DX tests performed on tumor tissue samples obtained while the patient is a hospital outpatient, and that the tests performed on tissue samples taken from hospital outpatients is reimbursable under Part B of the Medicare program, regardless of when the testing of such tissue samples takes place.
     Insurers, including managed care organizations as well as government payors such as Medicare, have increased their efforts to control the cost, utilization and delivery of health care services. From time to time, Congress has considered and implemented changes in the Medicare fee schedules in conjunction with budgetary legislation, most recently in February 2006. Further reductions of reimbursement for Medicare services may be implemented from time to time. Reductions in the reimbursement rates of other third-

party payors have occurred and may occur in the future. These measures have resulted in reduced prices, added costs and decreased test service utilization for the clinical laboratory industry.
     If we are unable to obtain reimbursement approval from private payors and Medicare and Medicaid programs for Oncotype DX, or if the amount reimbursed is inadequate, our ability to generate revenues from Oncotype DX could be limited. Even if we are being reimbursed, insurers may cancel their contracts with us at any time or stop paying for our test service which would reduce our revenue.
If the U.S. Food and Drug Administration, or FDA, were to begin regulating our test, we could be forced to stop sales of Oncotype DX, we could experience significant delays in commercializing any future products, we could incur substantial costs and time delays associated with meeting requirements for pre-market approval or we could experience decreased demand for or reimbursement of our test.
     Clinical laboratory tests like Oncotype DX are regulated under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, as administered through the CMS, as well as by applicable state laws. Diagnostic kits that are sold and distributed through interstate commerce are regulated as medical devices by the FDA. Clinical laboratory tests that are developed and validated by a laboratory for its own use are called home brew tests. Most home brew tests currently are not subject to FDA regulation, although reagents or software provided by third parties and used to perform home brew tests may be subject to regulation. We believe that Oncotype DX is not a diagnostic kit and also believe that it is a home brew test. As a result, we believe Oncotype DX should not be subject to regulation under established FDA policies. The container we provide for collection and transport of tumor samples from a pathology laboratory to our laboratory is a medical device subject to FDA regulation but is currently exempt from pre-market review by the FDA.
     In January 2006, we received a letter from the FDA regarding Oncotype DX inviting us to meet with the FDA to discuss the nature and appropriate regulatory status of and the least burdensome ways that we may fulfill any FDA pre-market review requirements that may apply. In September 2006, the FDA issued draft guidance on a new class of tests called “In Vitro Diagnostic Multivariate Index Assays.” This draft guidance, which is intended for public comment, represents the first public discussion surrounding the FDA’s position regarding the regulation of certain laboratory-developed tests. Under this draft guidance, Oncotype DX could be classified as either a Class II or a Class III medical device, which may require varying levels of FDA pre-market review depending upon intended use and on the level of control necessary to assure the safety and effectiveness of the test. The draft guidance is open for public comment until December 6, 2006, during which time we and others have the opportunity to comment on their proposed guidelines.
     We intend to submit formal comments in response to the draft guidance and to continue our ongoing dialogue with the FDA with respect to the regulatory status of the Oncotype DX breast cancer tests. We have presented information regarding Oncotype DX to the FDA and continue to believe that our tests are appropriately regulated under CLIA and should not require pre-market review by the FDA. We cannot provide any assurance that FDA regulation, including pre-market review, will not be required in the future for Oncotype DX. If pre-market review is required, our business could be negatively impacted until such review is completed and approval or clearance to market is obtained, and the FDA could require that we stop selling our test pending pre-market approval. If our test is allowed to remain on the market but there is uncertainty about our test or if it is labeled investigational by the FDA, orders or reimbursement may decline. The regulatory approval process may involve, among other things, successfully completing additional clinical trials and submitting a pre-market clearance notice or filing a pre-market approval application with the FDA. If pre-market review is required by the FDA, there can be no assurance that our test will be cleared or approved on a timely basis, if at all. Ongoing compliance with FDA regulations would increase the cost of conducting our business, subject us to inspection by the FDA and to the requirements of the FDA and penalties for failure to comply with these requirements. Should any of the reagents obtained by us from vendors and used in conducting our home brew test be affected by future regulatory actions, our business could be adversely affected by those actions, including increasing cost of testing or delaying, limiting or prohibiting the purchase of reagents necessary to perform testing.
If we were required to conduct additional clinical trials prior to marketing our test, those trials could lead to delays or failure to obtain necessary regulatory approvals and harm our ability to become profitable.
     If the FDA decides to regulate our test, it may require extensive pre-market clinical testing prior to submitting a regulatory application for commercial sales. If we are required to conduct pre-market clinical trials, whether using prospectively acquired samples or archival samples, delays in the commencement or completion of clinical testing could significantly increase our test development costs and delay commercialization. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to delay or denial of regulatory approval. The commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the clinical trial. We may find it necessary to engage contract research organizations to perform data collection and analysis and other aspects of our clinical trials, which might increase the cost and complexity of our trials. We may also depend on clinical investigators, medical institutions and contract research organizations to perform the trials properly. If these parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality, completeness or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical trials may have to be extended, delayed or terminated. Many of these factors would be beyond our control. We may not be able to enter into replacement arrangements without undue delays or considerable expenditures. If there are delays in testing or approvals as a result of the failure to perform by third parties, our research and development costs would increase, and we may not be able to obtain regulatory approval for our test services. In addition, we may not be able to establish or maintain relationships with these parties on favorable terms, if at all. Each of these outcomes would harm our ability to market our test service, or to become profitable.
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

Our financial results depend on sales of one test, Oncotype DX, and we will need to generate sufficient revenues from this and other tests to run our business.
     For the foreseeable future, we expect to derive substantially all of our revenues from sales of one test, Oncotype DX. We have only been selling this test since January 2004. We are in the early stages of research and development for other tests that we may offer as well as for enhancements to our existing test. We are not currently able to estimate when we may be able to commercialize tests for other cancers or whether we will be successful in doing so. If we are unable to increase sales of Oncotype DX or to successfully develop and commercialize other tests or enhancements, our revenues and our ability to achieve profitability would be impaired, and the market price of our common stock could decline.
We may experience limits on our revenues if only a small number of physicians decide to order our test.
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
If we are unable to develop products to keep pace with rapid technological, medical and scientific change, our operating results and competitive position would be harmed.
     In recent years, there have been numerous advances in technologies relating to the diagnosis and treatment of cancer. For example, new hormonal therapies such as aromatase inhibitors are viewed by physicians as promising therapies for breast cancer with more tolerable side effects than those associated with tamoxifen, the hormonal therapy commonly used today in treatment. For advanced cancer, new chemotherapeutic strategies are being developed that may increase survival time and reduce toxic side effects. These advances require us continuously to develop new products and enhance existing products to keep pace with evolving standards of care. Our test could become obsolete unless we continually innovate and expand our product to demonstrate recurrence and treatment benefit in patients treated with new therapies. New treatment therapies typically have only a few years of clinical data associated with them, which limits our ability to perform clinical studies and correlate sets of genes to a new treatment’s effectiveness. If we are unable to demonstrate the applicability of our test to new treatments, then sales of our test could decline, which would harm our revenues.
Our rights to use technologies licensed from third parties are not within our control, and we may not be able to sell our products if we lose our existing rights or cannot obtain new rights on reasonable terms.
     We license from third parties technology necessary to develop our products. For example, we license technology from Roche Molecular Systems, Inc. that we use to analyze genes for possible inclusion in our tests and that we use in our laboratory to conduct our test. In return for the use of a third party’s technology, we may agree to pay the licensor royalties based on sales of our products. Royalties are a component of cost of product revenues and impact the margin on our test. We may need to license other technology to commercialize future products. Our business may suffer if these licenses terminate, if the licensors fail to abide by the terms of the license or fail to prevent infringement by third parties, if the licensed patents or other rights are found to be invalid or if we are unable to enter into necessary licenses on acceptable terms.
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
     As of September 30, 2006, we had two issued patents, one of which was issued jointly to us and to the NSABP. Our pending patent applications may not result in issued patents, and we cannot assure you that our issued patent or any patents that might ultimately be issued by the U.S. Patent and Trademark Office will protect our technology. Any patents that may be issued to us might be challenged by third parties as being invalid or unenforceable, or third parties may independently develop similar or competing technology that avoids our patents. We cannot be certain that the steps we have taken will prevent the misappropriation and use of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.
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
     We recently entered a license agreement with Pfizer Inc. and the Wistar Institute of Anatomy and Biology regarding a gene in the Oncotype DX gene panel, bringing to conclusion discussions regarding the use of the gene that began in late 2004. There are a number of patents and patent applications that may constitute prior art in the field of genomic-based diagnostics. We may be required to pay royalties, damages and costs to firms who own the rights to these patents, or we might be restricted from using any of the inventions claimed in those patents.
If we are unable to compete successfully, we may be unable to increase or sustain our revenues or achieve profitability.
     Our principal competition comes from existing diagnostic methods used by pathologists and oncologists. These methods have been used for many years and are therefore difficult to change or supplement. In addition, companies offering capital equipment and kits or reagents to local pathology laboratories represens another source of potential competition. These kits are used directly by the pathologist, which facilitates adoption more readily than tests like Oncotype DX that are performed outside the pathology laboratory. In addition, few diagnostic methods are as expensive as Oncotype DX.

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
New test development involves a lengthy and complex process, and we may be unable to commercialize any of the tests we are currently developing.
     We have multiple tests under development and devote considerable resources to research and development. For example, we are currently conducting research on the application of our technology to predict recurrence and the therapeutic benefit of chemotherapy in colon, prostate, renal cell and lung cancers and melanoma. There can be no assurance that our technologies will be capable of reliably predicting the recurrence of cancers, beyond breast cancer, with the sensitivity and specificity necessary to be clinically and commercially useful for the treatment of other cancers, or that we can develop those technologies at all. In addition, before we can develop diagnostic tests for new cancers and commercialize any new products, we will need to:
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
If our sole laboratory facility becomes inoperable, we will be unable to perform our test and our business will be harmed.
     We do not have redundant laboratory facilities. We perform all of our diagnostic testing in our laboratory located in Redwood City, California. Redwood City is situated on or near earthquake fault lines. Our facility and the equipment we use to perform our tests would be costly to replace and could require substantial lead time to repair or replace. The facility may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding and power outages, which may render it difficult or impossible for us to perform our tests for some period of time. The inability to perform our tests may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.
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

If we are unable to support demand for our test, our business may suffer.
     We have limited experience in processing our test and even more limited experience in processing large volumes of tests. We recently completed the expansion of our clinical laboratory facilities and have ramped up our testing capacity. We have begun to implement increases in scale and related processing, customer service, billing and systems process improvements, and to expand our internal quality assurance program to support testing on a larger scale. We will also need additional certified laboratory scientists and other scientific and technical personnel to process our tests. We cannot assure you that any increases in scale, related improvements and quality assurance will be successfully implemented or that appropriate personnel will be available. Failure to implement necessary procedures or to hire the necessary personnel could result in higher cost of processing or an inability to meet market demand. Since we have limited experience handling large volumes of Oncotype DX tests, there can be no assurance that we will be able to perform tests on a timely basis at a level consistent with demand. If we encounter difficulty meeting market demand for Oncotype DX, our reputation could be harmed and our future prospects and our business could suffer.
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
     The marketing, sale and use of our test could lead to the filing of product liability claims if someone were to allege that our test failed to perform as it was designed. We may also be subject to liability for errors in the information we provide to customers or for a misunderstanding of, or inappropriate reliance upon, the information we provide. A product liability claim could result in substantial damages and be costly and time consuming for us to defend. Although we believe that our existing product liability insurance is adequate, we cannot assure you that our insurance would fully protect us from the financial impact of defending against product liability claims. Any product liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any product liability lawsuit could cause injury to our reputation, result in the recall of our products, or cause current collaborators to terminate existing agreements and potential collaborators to seek other partners, any of which could impact our results of operations.
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
Our dependence on distributors for foreign sales of Oncotype DX could limit or prevent us from selling our test in foreign markets and from realizing long-term international revenue growth.
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
Our inability to raise additional capital on acceptable terms in the future may limit our ability to develop and commercialize new tests and technologies.
     We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, commercial operations and research and development activities. Specifically, we may need to raise capital to, among other things:
•	sustain commercialization of our initial test or enhancements to that test;

•	increase our selling and marketing efforts to drive market adoption and address competitive developments;

•	further expand our clinical laboratory operations;

•	expand our technologies into other areas of cancer;

•	fund our clinical validation study activities;

•	expand our research and development activities;

•	acquire or license technologies; and

•	finance capital expenditures and our general and administrative expenses.
Our present and future funding requirements will depend on many factors, including:
•	the level of research and development investment required to maintain and improve our technology position;

•	costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	our need or decision to acquire or license complementary technologies or acquire complementary businesses;

•	changes in product development plans needed to address any difficulties in commercialization;

•	competing technological and market developments;

•	the rate of progress in establishing reimbursement arrangements with third-party payors; and

•	changes in regulatory policies or laws that affect our operations.

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
     Fluctuations in our operating results may lead to fluctuations, including declines, in our share price. Our operating results and our share price may fluctuate from period to period due to a variety of factors, including:
•	demand by physicians and patients for Oncotype DX;

•	reimbursement decisions by third-party payors and announcements of those decisions;

•	clinical trial results and publication of results in peer-reviewed journals or the presentation at medical conferences;

•	the inclusion or exclusion of our tests in large clinical trials conducted by others;

•	new or less expensive services or new technology introduced or offered by our competitors or us;

•	the level of our development activity conducted for new tests, and our success in commercializing these developments;

•	the level of our spending on Oncotype DX commercialization efforts, licensing and acquisition initiatives, clinical trials, and internal research and development;

•	changes in the regulatory environment, including any decision from FDA to regulate our activities;

•	the impact of seasonality on our business;

•	changes in recommendations of securities analysts or lack of analyst coverage;

•	failure to meet analyst expectations regarding our operating results;

•	additions or departures of key personnel; and

•	general market conditions
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     On September 28, 2005, a Registration Statement on Form S-1 (File No. 333-126626) relating to our initial public offering was declared effective by the SEC. The closing was October 4, 2005; the net offering proceeds to us were approximately $53.5 million. Through September 30, 2006, $21.7 million of the net proceeds were used to build our commercial capabilities in selling and marketing related to Oncotype DX, $11.1 million were used to fund research and development programs for Oncotype DX and in other cancers, and $5.4 million were used to expand facilities and laboratory operations capacity and for information systems infrastructure. A portion of the net proceeds may also be used for working capital and general corporate purposes and to acquire or invest in complementary businesses, technologies, services or products. Pending use for these or other purposes, net proceeds have been invested in interest bearing, investment-grade securities.
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

Genomic Health, Inc.

Date: November 14, 2006	By:	/s/ Randal W. Scott

Randal W. Scott, Ph.D.
	Its:	Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2006	By:	/s/ G. Bradley Cole

G. Bradley Cole
	Its:	Executive Vice President and Chief
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