Form 10-K
period 2006-12-31
GENOMIC HEALTH INC
filed 2007-03-16
CIK 1131324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 000-51541

GENOMIC HEALTH, INC.
(Exact name of Registrant as specified in its charter)

Delaware	77-0552594
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

301 Penobscot Drive Redwood City, California (Address of principal executive offices)	94063 (Zip Code)

(650) 556-9300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered:
Common Stock	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act and Title of Class:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2006, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was approximately $288.5 million, based on the closing price of the common stock as reported on the NASDAQ Global Market for that date.

There were 24,563,212 shares of the registrant’s Common Stock issued and outstanding on February 28, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2007 Annual Meeting of Stockholders to be held on June 12, 2007.

PART I

ITEM 1.  Business.

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our expectation that, for the foreseeable future, substantially all of our revenues will be derived from Oncotype DX; the factors we believe to be driving demand for Oncotype DX and our ability to sustain such demand; our expectation that our research and development expense levels will remain high as we seek to enhance Oncotype DX and develop new tests; our expectation that our general and administrative and sales and marketing expenses will increase and our anticipated uses of those funds; our expectations regarding capital expenditures; the factors that may impact our financial results; the extent and duration of our net losses; our ability to comply with the requirements of being a public company; our ability to attract and retain experienced personnel; the impact changes in healthcare policy or regulation could have on our business; the adequacy of our product liability insurance; our ability to recognize revenues other than on a cash basis and when we expect we will recognize a majority of revenues upon providing tests; the level of investment in our sales force; the capacity of our commercial laboratory to process tests and our expected expanded capacity; our dependence on collaborative relationships and the success of those relationships; whether any tests will result from our collaborations; our belief that clinical results support our development of a test for colon cancer; the applicability of clinical results to actual outcomes; our estimates and assumptions with respect to disease incidence; the ability of our test to impact treatment decisions; the economic benefits of our test to the healthcare system, our compliance with federal, state and foreign regulatory requirements; our expectation that product revenues will increase; how we intend to spend our existing cash and cash equivalents and how long we expect our existing cash to last; our expected future sources of cash; our plans to borrow additional amounts under existing or new financing arrangements; the potential impact resulting from the regulation of Oncotype DX by the U.S. Food and Drug Administration, or FDA, and our belief that Oncotype DX is properly regulated under the Clinical Laboratory Improvement Amendments of 1988, or CLIA; our beliefs regarding reimbursement for Medicare inpatients; our plans to pursue reimbursement on a case-by-case basis; our ability, and expectations as to the amount of time it will take, to achieve successful reimbursement from third-party payors and government insurance programs; our intent to enter into additional foreign distribution arrangements; the factors that we believe will drive the establishment of coverage policies; the impact of changing interest rates; the amount of future revenues that we may derive from Medicare patients or categories of patients; increases in patient and physician demand resulting from our direct sales approach; plans for enhancements of Oncotype DX to address different patient populations of breast cancer or to report single gene results; plans for, and the timeframe for the development and commercial launch of, future tests addressing multiple cancers; our expectation regarding when we may move another potential test into development; the outcome or success of clinical trials; our intellectual property and our strategies regarding filing additional patent applications to strengthen our intellectual property rights; the impact of accounting pronouncements and our critical accounting policies, estimates, models and assumptions on our financial results; our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing; and anticipated trends and challenges in our business and the markets in which we operate.

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A of this report, as well as our ability to develop and commercialize new products; the risk of unanticipated delays in research and development efforts; the risk that we may not obtain reimbursement for our existing test and any future tests we may develop; the risks and uncertainties associated with the regulation of our test by FDA; the ability to compete against third parties; our ability to obtain capital when needed; and our history of operating losses. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to update to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

This Annual Report contains statistical data that we obtained from reports generated by the American Cancer Society and by DaVinci Oncology Specialists, a division of The Mattson Jack Group, Inc., or that we derived from information contained in these reports. These reports generally indicate that they have obtained their information from sources believed to be reliable but do not guarantee the accuracy and completeness of their information. Although we believe that the reports are reliable, we have not independently verified their data.

All references to “Genomic Health,” “we,” “us,” or “our” mean Genomic Health, Inc.

The Genomic Health logo, Oncotype, Oncotype DX and Recurrence Score are trademarks or registered trademarks of Genomic Health, Inc. We also refer to trademarks of other corporations and organizations in this Report.

Company Overview

Genomic Health, Inc. was formed as a Delaware corporation in August 2000. We are a life science company focused on the development and commercialization of genomic-based clinical diagnostic tests for cancer that allow physicians and patients to make individualized treatment decisions. In January 2004, we launched our first test under the brand name Oncotype DX for early stage breast cancer patients. We believe that Oncotype DX is the first genomic test with clinical evidence supporting its ability to predict the likelihood of cancer recurrence, the likelihood of patient survival within 10 years of diagnosis and the likelihood of chemotherapy benefit. Our initial test is focused on patients with early stage, node negative, or N−, estrogen receptor positive, or ER+, breast cancer who will be treated with tamoxifen, a frequently used hormonal therapy. Of the 240,000 patients who were expected to be diagnosed with breast cancer in the United States in 2006, approximately half were predicted to be early stage breast cancer patients that are N−and ER+. Many of the diagnostic factors currently used in connection with early stage breast cancer are subjective, have limited capability to predict future cancer recurrence and are not useful in predicting chemotherapy benefit. We believe that the use of Oncotype DX can provide a deeper understanding of each patient’s breast cancer and therefore should result in better informed and more appropriate treatment decisions.

We developed Oncotype DX using a multi-step approach, conducting clinical studies on tumor specimens from more than 2,600 breast cancer patients. Our technology provides quantitative gene expression information for each patient’s tumor, which we refer to as an oncotype. When an oncotype is correlated with known clinical outcomes, it can be useful in predicting the likelihood of an individual patient’s tumor behavior. Oncotype DX for breast cancer utilizes a 21-gene panel whose composite gene expression profile can be represented by a single quantitative score, which we call a Recurrence Score. The higher the Recurrence Score, the more aggressive the tumor and the more likely it is to recur. The lower the Recurrence Score, the less aggressive the tumor and the less likely it is to recur. Oncotype DX has been clinically validated for N−, ER+, tamoxifen-treated breast cancer patients by two large independent studies. Moreover, we have demonstrated that the Recurrence Score correlates with chemotherapy benefit, and we are undertaking further studies to support this finding. Oncotype DX is commercially available at a list price of $3,460 through our laboratory located in Redwood City, California, which is accredited under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and by the College of American Pathologists, or CAP. Since the commercial launch of Oncotype DX in 2004 through December 31, 2006, over 21,500 tests had been delivered for use in treatment planning by more than 5,000 physicians.

Substantially all of our tests to date have been delivered to physicians in the United States. We believe that each year we may experience decreased demand for our test in the summer months of July and August, which may be attributed to physicians, surgeons and patients scheduling vacations during this time. One major customer accounted for approximately 47% of our product revenue for the year ended December 31, 2006; no revenue from this customer was recorded in 2005. Another major customer accounted for approximately 4% and 11% of our revenue in 2006 and 2005, respectively.

Scientific Background

Limits of Existing Approaches for Determining Cancer Treatments

Cancer is a group of complex molecular diseases characterized by the uncontrolled growth and spread of abnormal cells resulting from genetic mutations or damage that can severely disrupt normal body functions. In

2006, approximately 1.4 million people in the United States were expected to be diagnosed with cancer. Common types of cancer include breast, prostate, lung and colon. Cancers are difficult to treat because each type responds differently to treatments, depending upon the individual and the type and location of the cancer.

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

We believe that our multi-gene analysis, as opposed to single-gene analysis, provides a more powerful approach to distinguish tumors as being more or less likely to recur or progress. Furthermore, as shown in breast cancer, our approach can be used to determine whether a cancer is more or less likely to benefit from therapy. This information ultimately allows the physician and patient to choose a course of treatment that is individualized for each patient.

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

Oncotype DX

Oncotype DX uses quantitative molecular pathology to improve cancer treatment decisions. We offer Oncotype DX as a clinical laboratory test, where we analyze tumor tissue samples in our laboratory and provide physicians with genomic information specific to the patient’s tumor. Early stage breast cancer is the first patient population where we have commercialized a genomic test that has been shown clinically to predict the likelihood of cancer recurrence, the likelihood of patient survival within 10 years of diagnosis and the likelihood of chemotherapy benefit.

Our technology provides quantitative gene expression information for each patient’s tumor, which we refer to as an oncotype. When an oncotype is correlated with known clinical outcomes, it can be useful in predicting the likelihood of an individual patient’s tumor behavior. This allows the physician and patient to address key issues such as risk of disease recurrence or progression, likelihood of long-term survival and potential benefit from chemotherapy or other treatments. In breast cancer, we developed our gene panel by narrowing the field of the approximately 25,000 human genes down to 250 cancer-related genes through review of existing research literature and computer analysis of genomic databases. We evaluated the 250 genes in three independent clinical studies to identify a 21-gene panel whose composite gene expression profile can be represented by a single quantitative score, which we call a Recurrence Score. The higher the Recurrence Score, the more aggressive the tumor and the more likely it is to recur. The lower the Recurrence Score, the less aggressive the tumor and the less likely it is to recur. Moreover, we have demonstrated that the Recurrence Score also correlates with the likelihood of chemotherapy benefit, and we are undertaking further studies to support this finding.

Oncotype DX for Breast Cancer

Approximately 240,000 new cases of breast cancer were diagnosed in the United States in 2006. Following diagnosis, a physician determines the stage of the breast cancer by examining the following:

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

Because these diagnostic factors have limited capability to predict future recurrence and chemotherapy benefit, and some are subjective, a large percentage of early stage breast cancer patients are classified as high risk.

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

We believe that Oncotype DX is the first genomic test that has clinical evidence supporting its ability to predict the likelihood of cancer recurrence, the likelihood of patient survival within 10 years of diagnosis and the likelihood of chemotherapy benefit in early stage, N−, ER+ breast cancer patients treated with tamoxifen. Oncotype DX is currently available at a list price of $3,460. We accept orders from all 50 states through our commercial laboratory located in Redwood City, California. Our laboratory is licensed under CLIA and accredited by CAP.

When the treating physician places an order for Oncotype DX, the local pathology laboratory sends the tumor sample to our laboratory. Once we receive the tumor sample, it is logged in and processed by our pathology department. Suitable samples then undergo a process by which RNA is extracted and purified. We then analyze the resulting material and produce a report, typically within 10 to 14 days of the receipt of the sample that shows a Recurrence Score on a continuum between 0-100. The Recurrence Score, along with other data and tests that physicians obtain, forms the basis for the treatment decision.

The Recurrence Score has been clinically validated to correlate with an individual’s likelihood of breast cancer recurrence within 10 years of diagnosis. The lower the Recurrence Score the less likely the tumor is to recur and the higher the Recurrence Score the more likely the tumor is to recur. A Recurrence Score range from 0 to 100 correlates to an actual recurrence range from about 3% recurrence to over 30% recurrence for patients in our validation study using the NSABP Study B-14 population. This continuous range of scores differentiates Oncotype DX from other tests that predict only high or low risk by providing an individualized level of risk. To evaluate our clinical validation studies and compare Oncotype DX to other methods of classifying risk, we defined Recurrence Score ranges for low, intermediate and high risk groups. A Recurrence Score below 18 correlates with a low likelihood of recurrence; a Recurrence Score equal to or greater than 18 but less than 31 correlates with an intermediate likelihood of recurrence; and a Recurrence Score equal to or greater than 31 correlates with a high likelihood of recurrence. Within each risk category, Oncotype DX further quantifies the risk for any given patient. For example, a low risk patient may have as low as a 3% likelihood of recurrence of breast cancer within 10 years or as high as an 11% likelihood of recurrence, depending on the individual Recurrence Score. We believe this represents a substantial improvement upon existing methods for classifying patient risk.

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

From these studies we selected a panel of 21 genes, comprised of 16 cancer-related genes and five reference genes, with which we developed the Recurrence Score utilizing a number of statistical approaches. The Recurrence

Score is obtained by first normalizing the expression of the cancer-related genes against the reference genes and then applying the Recurrence Score formula to calculate a single score scaled between 0 and 100.

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

Oncotype DX Predicts the Likelihood of Breast Cancer Survival in a Community Hospital Setting.  In collaboration with Northern California Kaiser Permanente, we conducted a large, case-control, epidemiological study of breast cancer patients diagnosed from 1985 to 1994 at 14 Northern California Kaiser hospitals. This study was initially reported at the San Antonio Breast Cancer Conference in December 2004 and further detailed results were presented at the annual meeting of the American Society of Clinical Oncology, or ASCO, in May 2005 and published in the Journal of Clinical Oncology in May 2006. Patients who died of breast cancer, or the cases, were matched with up to three controls based on each case’s age, race and ethnicity, tamoxifen treatment, facility and diagnosis year. Controls had to be alive at the time of the corresponding case’s death in order to compare outcomes and availability of follow-up for those patients alive at time of each case death. To be eligible, patients had to be N−, less than 75 years old and not have received adjuvant chemotherapy. Among a potentially eligible population of 4,964 patients, we identified 220 eligible cases and 570 matched controls. Approximately one-third of the study patients were treated with tamoxifen. This study was performed to confirm that the Recurrence Score predicts breast cancer survival at 10 years in ER+ patients treated with tamoxifen. The likelihood of breast cancer survival at 10 years was more than five fold higher for patients in the pre-defined low Recurrence Score group when compared to patients in the pre-defined high Recurrence Score group (p<0.003). With respect to the group of ER+ patients treated with tamoxifen, the absolute risk of breast cancer death at 10 years in the pre-specified risk groups was 2.8% for the low risk group, 10.7% for the intermediate risk group and 15.5% for the high risk group. Additionally, in the larger population of ER+ patients untreated with tamoxifen, the Recurrence Score was also statistically significantly associated with breast cancer death at 10 years (p<0.025). This study, conducted in a community hospital setting, demonstrates that the Recurrence Score is independently associated with risk of breast cancer death and is able to identify subgroups of patients according to low, intermediate and high risk of death at 10 years.

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

Oncotype DX Predicts Likelihood of Recurrence Because it Predicts both Prognosis and Tamoxifen Benefit.  In 2004, we conducted an expanded study with the NSABP Study B-14 population to determine whether Oncotype DX captures information regarding likelihood of distant recurrence, tamoxifen benefit, or both. This study’s conclusions were initially reported at the San Antonio Breast Cancer Conference in December 2004. Further detailed results were presented at ASCO’s annual meeting in May 2005 and published in the Journal of Clinical Oncology in May 2006. The study included 645 patients with N−, ER+ breast cancer enrolled from 1982 to 1988, 355 of whom were given placebos and 290 of whom where treated with tamoxifen. The results of this study demonstrated that Oncotype DX predicts the likelihood of distant disease recurrence in tamoxifen-treated patients with N−, ER+ breast cancer because it captures both prognosis and tamoxifen benefit. Furthermore, this study of Oncotype DX demonstrates that low and intermediate risk patients as defined by the Recurrence Score had the largest benefit of tamoxifen and high risk patients as defined by the Recurrence Score had minimal benefit of tamoxifen. The quantitative levels of ER, as defined by Oncotype DX, varied by over two-hundred fold within the ER+ population and increasing levels of quantitative ER gene expression correlated with increasing tamoxifen benefit. Finally, Oncotype DX was able to discriminate between high and low risk patients in a subset of patients not treated with tamoxifen.

Results Were Inconclusive as to Whether Oncotype DX Predicts Likelihood of Recurrence in a Mixed Population of N−, Untreated Patients.  In 2003, we conducted a trial with The M.D. Anderson Cancer Center to test the predictive power of Oncotype DX in untreated breast cancer patients who were either ER−or ER+. This study was first reported at the San Antonio Breast Cancer Conference in December 2003 and published in Clinical Cancer Research in May 2005. Out of a pool of over 4,000 N− patient tissue samples, only 149 patients were untreated and had a sufficient tissue sample and RNA available to make them eligible for the study. The study population differed significantly from the NSABP Study B-14 treatment arm used for our initial validation study in that none of the patients were treated with tamoxifen, and the population included ER− and ER+ patients. This study did not demonstrate a significant predictive power for Oncotype DX in untreated N patients. Importantly, it also did not demonstrate the expected predictive power for other known predictive factors. For example, tumor grade inversely correlated with expected outcomes. Subsequent evaluations of Oncotype DX in the NSABP Study B-14 placebo arm using samples from untreated ER+ patients and in the Kaiser Permanente population-based study using samples from untreated ER+ and ER− patients demonstrated a correlation between the Recurrence Score and recurrence and survival. These results were reported at the San Antonio Breast Cancer Conference in December 2004 and ASCO’s annual meeting in May 2005.

Health Economic Benefits of Oncotype DX

We are sponsoring third-party studies conducted by researchers affiliated with academic institutions to examine the health economic implications of Oncotype DX. Two such studies, one of which was published in The American Journal of Managed Care in May 2005, analyzed data from patients in the NSABP Study B-14 multi-center clinical trial to compare risk classification based on guideline criteria from the National Comprehensive Cancer Network, or NCCN, to risk classification by Oncotype DX. Of the 668 patients in the NSABP study population, NCCN guidelines classified 615, or 92%, as high risk and 53, or 8%, as low risk. Of the 615 patients classified as high risk by NCCN, Oncotype DX classified 49% as low risk, 22% as intermediate risk and 29% as high risk. Of the 53 patients that NCCN classified as low risk, Oncotype DX classified 6% as high risk, 22% as intermediate risk and 72% as low risk. In each case, Oncotype DX provided a more accurate classification of risk than the NCCN guidelines as measured by 10 year distant recurrence free survival.

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

New Product Development

We developed Oncotype DX using the following multi-phased clinical development platform that we intend to use in developing future products for breast and other cancers:

•	Early Development Phase. In this phase, we establish a product definition and research plan. Our research team initiates the clinical research program with computer-based screening of the approximately 25,000 genes in the human genome to select candidate genes. The gene selection process uses genomic databases and knowledge of key cancer and drug related pathways. We use internally developed software for optimization and rapid selection of target DNA sequences in order to develop quantitative molecular pathology assays for each gene. To date, we have compiled a library of over 1,300 individual gene tests for use in multiple product opportunities. We secure access to archival tumor biopsy samples for feasibility studies as well as archival tumor biopsy samples correlated with clinical data for gene identification studies. The goal of these studies is to identify genes that correlate with a specific clinical outcome prior to moving the program into development.

•	Development Phase. We conduct additional clinical studies to refine the gene set in the specific patient population of interest. We select the final gene panel through statistical modeling of the gene correlation data to develop the best quantitative correlation to the target clinical outcome. With a gene panel and quantitative methodology established, we then finalize all of the remaining assay parameters. For example, for Oncotype DX we tested and verified protocols for RNA extraction and amplification, automated chemistry and reagent quality control and handling to establish a reproducible, scaleable process. Once the genes, assay chemistry, automation and analysis specifications are finalized, tested and verified, we begin clinical validation.

•	Validation Phase. In this phase, we conduct one or more validation studies with prospectively designed endpoints to test our candidate gene panel and the corresponding quantitative expression score. These studies are conducted with a different set of archival patient specimens to verify that the test correlates with the predicted clinical outcome in an independent patient population. Since we control the quality and reproducibility of our assays using FPE tissues, we are able to conduct large validation studies with archived samples with years of clinical outcomes. This allows validation studies to be performed more rapidly than would be the case with techniques that require fresh tissue, which must be newly collected and need many years of follow up before study results can be obtained.

•	Commercialization and Product Expansion Phase. Once a test is commercialized, we may perform additional studies designed to support the test’s clinical utility and potentially to broaden its use in additional patient populations or for additional indications. Multiple clinical studies can also be useful for driving adoption and reimbursement by physicians and payors. Such studies may include prospective studies to verify that our test is changing physician behavior as well as testing a commercial product in new populations. The results of a study conducted by oncologists at the Rocky Mountain Cancer, which were presented at the 2005 San Antonio Breast Cancer Symposium, confirmed that the Recurrence Score has an impact on treatment decisions made by physicians in current clinical practices. Additional studies to support the test’s clinical utility and broaden its use are currently ongoing.

Our Product Pipeline

Over 600,000 treatment decisions were expected to be made in the United States in 2006 for patients diagnosed with early stages of breast, colon, prostate, renal cell and lung cancers and melanoma. Early stage cancers are often treated with adjuvant treatments that are administered in conjunction with primary therapy, such as surgery and radiation, intended to prevent the recurrence of a particular cancer. The early stage patient population is generally the larger treatment population for most cancers. While our products under development focus on early stage disease, we consider product opportunities in late-stage disease when appropriate.

Product Development Opportunities in Breast Cancer

The following table describes our current breast cancer product and our product opportunities:

		2006 Estimated
		Treatment
		Decisions
		in the		Anticipated
Breast Cancer Products	Breast Cancer Population	United States		Product Attributes	Product Stage

Oncotype DX	N−, ER+	130,000		• Recurrence	Commercial
				• Chemotherapy benefit
				• Chemotherapy or other therapeutic regimens benefit	Product Expansion
	Single gene reporting N−, ER+	130,000		• Chemotherapy or other therapeutic regimens benefit	Product Expansion
	N+	70,000		• Recurrence	Product Expansion
				• Chemotherapy or other therapeutic regimens benefit
	Single gene reporting N+	70,000		• Chemotherapy or other therapeutic regimens benefit	Product Expansion

Oncotype DX — Second Generation	N−, ER+ and	200,000	(1)	• Enhanced recurrence	Early Development
	N+			• Enhanced chemotherapy benefit

New Product Opportunities	N−, ER−	30,000		• Taxane benefit(2)	Early Development
				• Chemotherapy benefit
				• Recurrence
	N+	70,000	(3)	• Taxane benefit	Early Development
				• Chemotherapy benefit
	N−, ER+	130,000	(4)	• Taxane benefit	Early Development

(1)	Represents the sum of the 130,000 estimated treatment decisions in 2006 for N−, ER+ patients and 70,000 estimated treatment decisions in 2006 for N+ breast cancer patients listed above.

(2)	Taxanes are a class of chemotherapy drugs that are commonly used for breast cancer.

(3)	This figure is the same as the 70,000 treatment decisions listed above.

(4)	This figure is the same as the 130,000 treatment decisions listed above.

Oncotype DX

We are conducting clinical studies with Oncotype DX with the goals of expanding the applications in which it may be used and improving certain product features. Approximately 70,000 patients were expected to be diagnosed in the United States in 2006 with N+ breast cancer and many may not benefit from chemotherapy or may have other health issues that increase the risk of chemotherapy treatment. Our early clinical research studies with Rush University Medical Center and Providence Saint Joseph Medical Center support further investigation of Oncotype

DX for prediction of recurrence in this patient population. Node positive studies are ongoing with additional studies planned for 2007 which, if successful, may support the launch of a commercial product in 2008. Additionally, we believe that gene scores reported as individual gene scores in addition to the Recurrence Score may have additional utility in predicting outcomes for specific therapies or disease subtypes. For example, a quantitative ER score may be a clinically useful predictor of tamoxifen benefit based on our studies of the NSABP Study B-14 population. We are conducting additional studies to evaluate the clinical utility of individual Oncotype DX genes and, if successful, plan to provide single gene results for ER and progesterone receptor, or PR, gene expression in test results by the end of 2007.

Second Generation Oncotype DX

We are in the early development phase of investigating additional genes and gene combinations that may add to the predictive power of Oncotype DX. A second generation product, if successful, could further refine and improve the classification of patients and result in better information for treatment decisions. We have identified multiple genes through research and development studies that, in varying combinations, may provide improved prediction of recurrence risk and likelihood of chemotherapy benefit.

Recurrence and Benefit Test for N−, ER− Breast Cancer

We are in the early development phase for a product to predict the likelihood of recurrence and chemotherapy benefit in N−, ER− breast cancer patients. This population was expected to represent approximately 30,000 patients in the United States in 2006. To date, we have conducted several clinical research studies that included N−, ER− breast cancer patients, and we plan to continue to explore opportunities in this population, including tests to better define ER− patients based on quantitative molecular pathology.

Taxane Benefit Test

We are also in the early development phase for a product to predict the likelihood of taxane benefit. Taxanes are a class of chemotherapy drugs that are used in addition to traditional chemotherapy regimens in some patients but have side effects and are most often used in patients with aggressive or later stage tumors. The potential population for this product includes the estimated 70,000 N+ breast cancer patients as well as N−, ER− patients at high risk and N− patients at high risk in the United States in 2006. We have developed a number of hypotheses and selected a gene panel to investigate this product opportunity further.

Product Development Opportunities in Other Cancers

The following table describes our products in various stages of development for cancers other than breast cancer:

	2006 Estimated
	Total Incidence	2006 Estimated
	in the	Addressable	Anticipated Product
Product Opportunity	United States	Population	Attributes	Product Stage

Colon Cancer	120,000	65,000	• Recurrence	Development
			• Prediction of drug response
Prostate Cancer	260,000	200,000	• Progression	Early Development
			• Recurrence
Renal Cell Cancer	40,000	25,000	• Recurrence	Early Development
			• Prediction of drug response
Non-small Cell Lung Cancer	160,000	45,000	• Recurrence • Prediction of drug response	Early Development

Melanoma	70,000	60,000	• Recurrence	Early Development
			• Prediction of drug response

Colon Cancer Recurrence and Response Test

In January 2007 we moved a potential test to predict the likelihood of recurrence and chemotherapy benefit in patients with early stage colon cancer from early development to development phase. Colon cancer was expected to affect approximately 120,000 individuals in the United States in 2006, of which approximately 65,000 early stage patients needed to decide whether or not to use chemotherapy for their cancer, as well as which chemotherapy to use. Only a small percentage of colon cancer patients are expected to have a survival benefit from additional treatment after surgery. We have developed an investigational 758-gene panel for colon cancer and have established a collaborative agreement with the NSABP, as well as other academic groups, to access colon tissue samples that have associated clinical outcome data. If successful, studies in 2007 may lead to a validation study in 2008, which could result in a commercial launch in 2009.

Prostate Cancer Progression and Recurrence Test

We are in the early development phase for a test to predict the likelihood of progression and recurrence of prostate cancer in early stage patients. Approximately 260,000 men were expected to be diagnosed with prostate cancer in the United States in 2006, approximately 200,000 of whom will need to make critical decisions on whether or not to undergo local therapy, such as surgery or radiation, and on whether or not to have additional treatment after local therapy. Because the side effects of surgery and local radiation therapy can be serious, a need exists for a reliable test to determine the likelihood of progression. There is also a need for a reliable test to determine the likelihood of recurrence after local treatment, because hormonal therapy and chemotherapy have significant side effects as well. We are in the process of defining our prostate cancer gene panel and we have completed initial feasibility studies and gained access to clinical samples correlated with outcome data in prostate cancer under a collaborative agreement with an academic group.

Renal Cell Cancer Recurrence and Response Test

We are in the early development phase for a test to predict the likelihood of recurrence and response to therapy in renal cell cancer. Approximately 40,000 individuals were expected to be diagnosed with renal cell cancer in the United States in 2006. Recently reported studies suggest that some of these patients may respond to new treatments.

We have completed initial feasibility studies to extract RNA from renal cell cancer specimens and are currently working to define potential products for patients with renal cell cancer under a collaborative agreement with an academic group that has access to clinical samples correlated to outcome data.

Non-small Cell Lung Cancer Recurrence and Response Test

We are in the early development phase for a test to predict the likelihood of chemotherapy benefit in early stage, non-small cell lung cancer. Approximately 160,000 individuals were expected to be diagnosed with non-small cell lung cancer in the United States in 2006, of which approximately 45,000 of those patients were expected to be diagnosed before the cancer spreads and will need to make chemotherapy treatment decisions. Recent clinical studies suggest that at least some of those early stage patients will benefit from chemotherapy. The use of chemotherapy in early stage non-small cell lung cancer is relatively recent and is likely to accelerate. We have completed initial feasibility studies in lung tissues as a part of our EGFR inhibitor program described below and are in the process of defining our lung cancer gene panel. We have a collaborative agreement with an academic group that has access to clinical samples correlated to outcome data.

Melanoma Recurrence and Response Test

We are in the early development phase for a test to predict the likelihood of recurrence and response to therapy for patients with melanoma. Approximately 70,000 individuals were expected to be diagnosed with melanoma in the United States in 2006, of which approximately 60,000 of those patients were expected to be diagnosed before the cancer spreads and will need to make chemotherapy decisions. Recently reported studies suggest that some of these patients may respond to new treatments. We have conducted initial feasibility studies to extract RNA from melanoma cancer specimens and are currently working to define potential products for melanoma under a collaborative agreement with an academic group that has access to tissue samples that have been correlated to outcome data.

Product Development Opportunities for Targeted Therapeutics

Both anti-cancer drugs recently approved by FDA and new anti-cancer drugs in clinical development are designed to provide more targeted treatment, which should improve efficacy and reduce side effects. A need exists to identify those patients who, based on the genomic profile of their tumors, are most likely to benefit from these therapies. We believe our individualized genomic analysis has the potential to improve patient selection for these therapies. We have had a number of discussions with pharmaceutical companies regarding the use of Oncotype DX or our clinical development platform to identify subsets of patients more likely to respond to a particular therapy. We have completed several studies with different companies to evaluate our technology, and we have discussed our clinical development platform with pharmaceutical companies for exploratory clinical studies.

Epidermal Growth Factor Receptor, or EGFR, Inhibitor Response Test

We are in the early development phase to develop tests to predict the likelihood of response to the EGFR inhibitor class of drugs. The market opportunity for these tests will initially be limited to metastatic disease in lung and colon cancer, with an estimated 60,000 patients in the United States in 2006, where such drugs are currently approved. We have conducted three small clinical research studies in lung cancer, colon cancer and head and neck cancer which allowed us to identify and file patent applications on a number of genes which may predict the response to EGFR inhibitors. Further clinical development may require partnerships with pharmaceutical companies that have access to appropriate clinical trial specimens.

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

Targeted Therapies in Breast Cancer

We entered into collaborative agreements with Aventis, Inc., a member of the sanofi-aventis group, and the Eastern Cooperative Oncology Group to investigate the ability of gene expression in fixed-paraffin-embedded tissues to predict the likelihood of response to adjuvant chemotherapy, including Taxotere, in patients with early breast cancer and zero to three involved lymph nodes. The agreements provide us with commercial rights to diagnostic tests that may result from the collaboration and were effective as of December 1, 2005.

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

Employ Advanced Information Technology

We have developed computer programs to automate our RT-PCR assay process. We have also developed a laboratory information management system to track our gene-specific reagents, instruments, assay processes and the data generated. Similarly, we have automated data analysis, storage and process quality control. We use statistical methods to optimize and monitor assay performance and to analyze data from our early development and development studies.

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

We believe that we compete favorably with respect to these factors, although we cannot assure you that we will be able to continue to do so in the future or that new products that perform better than Oncotype DX will not be introduced. We believe that our continued success depends on our ability to:

•	continue to innovate and maintain scientifically advanced technology;

•	enhance Oncotype DX for breast cancer to provide information in response to additional indications;

•	continue to validate our products, especially with respect to chemotherapy benefit;

•	continue to obtain positive reimbursement decisions from payors;

•	expand Oncotype DX for use in other forms of cancer;

•	attract and retain skilled scientific and sales personnel;

•	obtain patents or other protection for our products;

•	obtain and maintain our clinical laboratory accreditations and licenses; and

•	successfully market and sell Oncotype DX.

Currently, our principal competition comes from existing diagnostic methods utilized by pathologists and oncologists, which generally involve assessing and evaluating the grade and stage of cancerous tumors when determining risk of recurrence. These methods, which have been used for many years and are therefore difficult to change or supplement, are typically accomplished in a short period of time without much expense. In addition, companies offering capital equipment and inexpensive kits or reagents to local pathology laboratories represent another source of potential competition. These kits are used directly by the pathologist, which facilitates adoption more readily than tests like Oncotype DX that are performed outside the pathology laboratory. Also, few diagnostic methods are as expensive as Oncotype DX and others may develop lower-priced, less complex tests that could be viewed as the equivalent of ours.

We also face competition from many companies that offer products or have conducted research to profile gene expression in breast cancer, including Agendia B.V. and AviaraDX. Commercial laboratories with strong distribution networks for diagnostic tests, such as Genzyme Corporation, Laboratory Corporation of America Holdings and Quest Diagnostics Incorporated, may become competitors. Other potential competitors include companies that develop diagnostic tests such as Bayer Healthcare LLC, Celera Genomics, a division of Applera Corporation, Roche Diagnostics, a division of F. Hoffmann-La Roche Ltd, and Veridex LLC, a Johnson & Johnson company, other small companies and academic and research institutions. In addition, in December 2005, the federal government allocated a significant amount of funding to The Cancer Genome Atlas, a project aimed at developing a comprehensive catalog of the genetic mutations and other genomic changes that occur in cancers and maintaining the information in a free public database. As more information regarding cancer genomics becomes available to the public, we anticipate that more products aimed at identifying targeted treatment options will be developed and these products may compete with ours.

Our test is currently considered relatively expensive for a diagnostic test, and we expect to raise prices in the future. Many of our present and potential competitors have widespread brand recognition and substantially greater financial and technical resources and development, production and marketing capabilities than we do. Others may develop lower-priced, less complex tests that could be viewed by physicians and payors as functionally equivalent to our test. Some competitors have developed tests cleared for marketing by FDA, and there may be a marketing differentiation or a perception that an FDA-cleared test is more desirable than Oncotype DX. Competition among these entities to recruit and retain highly qualified scientific, technical and professional personnel and consultants is also intense. If we are unable to compete successfully against current or future competitors, we may be unable to increase market acceptance for and sales of our test, which could prevent us from increasing or sustaining our revenues, or achieving or sustaining profitability.

Reimbursement

Revenues for clinical laboratory tests may come from several sources, including commercial third-party payors, such as insurance companies and health maintenance organizations, government payors, such as Medicare and Medicaid, patients and in some cases, from hospitals or referring laboratories (who, in turn bill third-party payors for testing).

To gain broad reimbursement coverage, we are focusing on educating payors on the following Oncotype DX attributes:

•	Test Performance. Oncotype DX provides results that have been documented in clinical studies to be reproducible, sensitive, accurate and specific to the patient’s tumor. Patients may benefit from treatment decisions based on prediction of the likelihood of recurrence, survival and chemotherapy benefit.

•	Clinical Utility. Patients are provided a Recurrence Score on a risk continuum that may contribute to decision making regarding the use of adjuvant chemotherapy. We believe the large difference in risk of distant recurrence between tumors with low Recurrence Scores and high Recurrence Scores is indicative of the clinical utility of our test.

•	Peer-reviewed Publication and Consistent Study Outcomes. The 2003 NSABP validation study was peer-reviewed and published in The New England Journal of Medicine in December 2004. In May 2006, two peer-reviewed articles were published supporting the clinical validity of Oncotype DX and, therefore, the use and coverage of Oncotype DX. The Journal of Cancer Oncology published the results of the 2004 NSABP study supporting the predictive value of Oncotype DX on the likelihood of chemotherapy benefit. Breast Cancer Research published the results of the Kaiser Permanente study showing a significant correlation between the Oncotype DX recurrence score and breast cancer survival. Physicians and payors often require one, and many require two or more, peer-reviewed publications to provide a basis for use and reimbursement decisions. The results of the independent Kaiser Permanente study reinforce the findings in the NSABP study. We believe that additional publications, including our findings on the magnitude of chemotherapy benefit, will increase usage and create a more favorable reimbursement environment.

•	Patient and Physician Demand. Increasing awareness and demand in the cancer community for Oncotype DX will be necessary for widespread payor adoption. Increased usage of the test by physicians can influence payors and facilitate the reimbursement decision process.

•	Improved Economics. We are sponsoring third-party studies and providing information to payors to demonstrate the economic benefits that can result from the use of Oncotype DX. A health economic analysis of Oncotype DX was published in The American Journal of Managed Care in May 2005.

As a relatively new test, Oncotype DX may be considered investigational by payors and not covered under their reimbursement policies. Consequently, we have pursued case-by-case reimbursement and expect the test will continue to be reviewed on this basis until policy decisions have been made by individual payors. We are also working with public and private payors and health plans to secure coverage for Oncotype DX based upon clinical evidence showing the utility of the test. As of February 2007, health plans covering nearly 100 million lives have approved our test for coverage.

As of December 31, 2006, Aetna, Inc., Kaiser Foundation Health Plan, Inc. and National Heritage Insurance Company, or NHIC, the local Medicare carrier for California with jurisdiction for claims submitted by us for Medicare patients, had issued positive coverage determinations for Oncotype DX. In January 2007, United HealthCare Insurance Company entered into a national laboratory services agreement to support reimbursement for our test. In addition, many regional payors have issued policies supporting reimbursement for our test. These regional payors include Harvard Pilgrim Health Care, Inc., Medical Mutual of Ohio, Humana, Healthnet, Premera Blue Cross, Blue Cross/Blue Shield of Alabama, Blue Cross/Blue Shield of Minnesota, Blue Cross/Blue Shield of South Carolina, Mountain State Blue Cross, covering West Virginia, and CareFirst, covering Blue Cross of Delaware, Maryland and District of Columbia. The Federal Employees Health Benefits Program has also made a positive coverage determination for beneficiaries who are covered under their Blue Cross/Blue Shield plan option. Where policies are not in place, we pursue case-by-case reimbursement. Through this process, as of December 31, 2006, more than 500 health insurance companies, third-party administrators, provider networks and other health systems had reimbursed one or more Oncotype DX tests. We believe that it may take several years to achieve successful reimbursement with a majority of payors. However, we cannot predict whether, or under what circumstances, payors will reimburse for our tests. Payment amounts can also vary across individual policies and coverage and payment policies, when adopted, are generally applied prospectively rather than retroactively. Denial of coverage by payors, or payment at inadequate levels, would have a material adverse impact on market acceptance of our products.

In early 2005, the Medical Advisory Panel of the Blue Cross and Blue Shield Association’s Technology Evaluation Center, or BCBSA, a technology assessment group, concluded that the existing clinical data in support of Oncotype DX does not meet the panel’s technology criteria for clinical effectiveness and appropriateness. This assessment is provided for informational purposes to members of BCBSA and can be used by third-party payors and health care providers such as Blue Cross and Blue Shield, which provide healthcare coverage for nearly one-third of all Americans, as grounds to deny coverage for Oncotype DX. Other payors have determined that the test is “investigational” or have issued negative technology assessment reviews.

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

Medicare and Medicaid.  In determining whether or not Medicare will pay for a test, the Centers for Medicare and Medicaid Services, or CMS, which oversees Medicare, can permit the contractors, who process and pay Medicare claims, to make that determination or it can make a national coverage determination, which will bind all Medicare contractors. To date, CMS has not issued a national coverage determination on Oncotype DX. As a result, whether or not Medicare will cover the test when billed by us is the decision of NHIC, the current local Medicare carrier for California and the contractor with jurisdiction to process claims submitted by us. In January 2006, NHIC released a local coverage determination providing coverage for the Oncotype DX test for female patients with estrogen-receptor positive, node-negative carcinoma of the breast when the ordering physician has determined, prior to ordering the test, that the intention to treat or not treat with adjuvant chemotherapy would be contingent, at least in part, on the results of the test for the individual patient in question. The local coverage determination was based upon a determination by NHIC that the Oncotype DX test is safe and effective and reasonable and necessary to contribute to breast cancer diagnosis and major treatment decisions. The local coverage determination indicated that case-by-case review may be performed, as needed, and the test will be covered only when ordered by the treating physician, when necessary for diagnosis or treatment decisions and when used in patient care. The local coverage determination states that the Oncotype DX test will be covered only when performed within six months of diagnosis of breast cancer and that the test will not be covered for male patients with breast cancer or for patients with recurrent or metastatic breast cancer who have had a previous Oncotype DX test. The local coverage determination is effective for Oncotype DX tests provided on or after February 27, 2006.

The local coverage determination explains that most or all coverage decisions for Medicare beneficiaries related to the Oncotype DX tests will be made by NHIC. Until recently, there had been some question as to whether claims for Oncotype DX tests performed on Medicare beneficiaries who were hospital inpatients at the time the tumor tissue samples were obtained may be billed by us to NHIC or must be incorporated in the payment that the hospital receives for their services related to the patient’s breast cancer. As of December 31, 2006, the volume of patients who fell into this category represented a very small portion (approximately 2%) of our total testing population.

Based on a final rule effective January 1, 2007, we are permitted to submit claims to NHIC for the Oncotype DX tests performed on Medicare beneficiaries who were hospital inpatients or outpatients at the time the tumor tissue samples were obtained, but only if the test was ordered at least 14 days following the date of the patient’s discharge from the hospital and where other specified conditions are met. We are in the process of making arrangements with hospitals for payment of the test when performed for the small portion of Medicare beneficiaries, representing approximately 3% of our total testing population, who are hospital inpatients or outpatients at the time specimens are collected and who do not meet criteria under the final rule for billing by us. Finally, we have been engaged in discussions with the Centers for Medicare/Medicaid Services, or CMS, about the application of the final rule to hospital outpatients. We believe the final rule should not apply to the Oncotype DX tests performed on tumor tissue samples obtained while the patient is a hospital outpatient, and that the tests performed on tissue samples taken from hospital outpatients are eligible to be billed by us under the Medicare program, regardless of when the testing of such tissue samples takes place. While we are continuing to pursue this matter, at this point, CMS intends for the final rule to apply to outpatients as well as inpatients, and we are notifying hospitals accordingly.

In addition, each state Medicaid program, which pays for services furnished to the eligible medically indigent, will usually make its own decision whether or not to cover Oncotype DX. To date, we have a limited number of approvals from state Medicaid programs.

Medicare currently contracts with a large number of fiscal intermediaries and carriers that are responsible for processing and paying claims. Within the next few years, Medicare is expected to reduce this number to fifteen regional Medical Administrative Contractors, or MACs. If NHIC is not selected as one of these regional MACs, we cannot be certain that we will obtain a positive local coverage determination from another contractor.

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

At the present time, there is no specific Current Procedural Terminology (CPT) procedure code to report Oncotype DX. Therefore, the test generally must be reported under a non-specific, unlisted procedure code, which is subject to manual review of each claim. We have been informed by NHIC that, under the local coverage determination, we may expect claims to be paid consistent with the average allowed reimbursement rate for Oncotype DX claims that were billed and processed to completion as of September 30, 2005.

A Healthcare Common Procedure Coding System (HCPCS) code has been issued effective January 1, 2006 that some private third-party payors may accept on claims for the Oncotype DX test. Medicare will not accept this HCPCS code, however. In the future, we may move forward with plans to obtain specific CPT procedure coding. If we do move forward with plans to obtain specific CPT coding, there is no assurance that specific coding will be adopted or that adequate payment will be assigned if and when a specific procedure code is adopted.

Several provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, may affect future payments for clinical laboratory testing services, including Oncotype DX. First, the Clinical Laboratory Fee Schedule payments under Medicare are frozen through 2008 with zero-percent annual adjustment. This would affect Medicare and Medicaid payments for Oncotype DX if a specific procedure code and Clinical Laboratory Fee Schedule payment are assigned to the test. Second, Congress authorized the Medicare program to conduct a demonstration project on applying competitive bidding to certain clinical laboratory tests. It is not clear whether competitive bidding will be applied more broadly to clinical laboratory services under Medicare at some point in the future and, if so, whether this would impact payment for Oncotype DX, which is provided solely by us. Third, Medicare is reforming the local contractor process to replace current contracts with fiscal intermediaries, who are billed by hospitals and other institutional providers, and carriers, which are billed by physicians, independent laboratories and other suppliers, with new contracts. These reforms may result in a change in the contractors to whom we send Medicare claims, which may affect coverage for Oncotype DX. Finally, on several occasions, including in 2003 during the negotiations over the MMA, Congress has considered imposing a 20% co-insurance amount on clinical laboratory services, which would require beneficiaries to pay a portion of the cost of their clinical laboratory testing. Although that requirement has not been enacted at this time, Congress could decide to impose such an obligation at some point in the future. If so, it could make it more difficult for us to collect payment for Oncotype DX.

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

Food and Drug Administration

The U.S. Food and Drug Administration, or FDA, regulates the sale or distribution, in interstate commerce, of medical devices, including in vitro diagnostic test kits. Devices subject to FDA regulation must undergo pre-market review prior to commercialization unless the device is of a type exempted from such review. In addition, manufacturers of medical devices must comply with various regulatory requirements under the Federal Food, Drug and Cosmetic Act and regulations promulgated under that Act, including quality system review regulations, unless exempted from those requirements for particular types of devices. Entities that fail to comply with FDA requirements can be liable for criminal or civil penalties, such as recalls, detentions, orders to cease manufacturing and restrictions on labeling and promotion.

Clinical laboratory services are not typically subject to FDA regulation, but in vitro diagnostic test kits and reagents and equipment used by these laboratories may be subject to FDA regulation. Clinical laboratory tests that are developed and validated by a laboratory for use in examinations the laboratory performs itself are called laboratory development tests, or LDTs. Most LDTs currently are not subject to pre-market review by FDA although analyte-specific reagents or software provided to clinical laboratories by third parties and used by clinical laboratories to perform LDTs may be subject to review by FDA prior to marketing. We believe that Oncotype DX is a type of LDT. We believe that Oncotype DX is not subject to regulation under current FDA policies and have communicated this conclusion to FDA staff. We believe that the container we provide for collection and transport of tumor samples from a pathology laboratory to our laboratory is a medical device subject to FDA regulation but exempt from pre-market review.

In January 2006, we received a letter from FDA regarding Oncotype DX inviting us to meet with FDA to discuss the nature and appropriate regulatory status of and the least burdensome ways that we may fulfill any FDA pre-market review requirements that may apply. In September 2006, FDA issued draft guidance on a new class of tests called “In Vitro Diagnostic Multivariate Index Assays.” This draft guidance, which is intended for public comment, represents the first public discussion surrounding FDA’s position regarding the regulation of certain laboratory-developed tests. Under this draft guidance, Oncotype DX could be classified as either a Class II or a Class III medical device, which may require varying levels of FDA pre-market review depending upon intended use and on the level of control necessary to assure the safety and effectiveness of the test. FDA held a public meeting on February 8, 2007 at which a number of interested parties commented on the draft guidance. The draft guidance was open for public comment until March 5, 2007.

We submitted formal comments in response to the draft guidance and we intend to continue our ongoing dialogue with FDA with respect to the regulatory status of the Oncotype DX breast cancer tests. We have presented information regarding Oncotype DX to FDA and continue to believe that our tests are appropriately regulated under

CLIA and should not require pre-market review by FDA. We cannot provide any assurance that FDA regulation, including pre-market review, will not be required in the future for Oncotype DX, either through new enforcement policies adopted by FDA or new legislation enacted by Congress. If pre-market review is required, our business could be negatively impacted until such review is completed and approval or clearance to market is obtained, and FDA could require that we stop selling our test pending pre-market approval. If our test is allowed to remain on the market but there is uncertainty about our test or if it is labeled investigational by FDA, orders or reimbursement may decline. The regulatory approval process may involve, among other things, successfully completing additional clinical trials and submitting a pre-market clearance notice or filing a pre-market approval application with FDA. If pre-market review is required by FDA, there can be no assurance that our test will be cleared or approved on a timely basis, if at all. Ongoing compliance with FDA regulations would increase the cost of conducting our business, subject us to inspection by FDA and to the requirements of FDA and penalties for failure to comply with these requirements. Notwithstanding the above, we may decide to voluntarily pursue FDA pre-market approval of Oncotype DX if we determine that doing so would be appropriate. Pursuing voluntary market review may, for example, facilitate third-party payor coverage for Oncotype DX test or serve to differentiate claims about the intended use of Oncotype DX from those of other tests.

Should any of the reagents obtained by us from vendors and used in conducting our LDT be affected by future regulatory actions, our business could be adversely affected by those actions, including increasing cost of testing or delaying, limiting or prohibiting the purchase of reagents necessary to perform testing.

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

We developed policies and procedures to comply with these regulations by the respective compliance enforcement dates. The requirements under these regulations may change periodically and could have an effect on our business operations if compliance becomes substantially more costly than under current requirements.

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

Among the safe harbors that may be relevant to us is the discount safe harbor. The discount safe harbor applies to discounts provided by providers and suppliers, including laboratories, to clients with respect to Medicare, Medicaid, private pay or HMO patients, where the referring physician or institution bills the payor for the test, not when the service provider bills the payor directly. If the terms of the discount safe harbor are met, the discounts will not be considered prohibited remuneration under the Anti-kickback Law.

California does not have a discount safe harbor. However, certain licensees, such as hospitals or physicians, may only mark-up laboratory tests purchased by those licensees from a laboratory if certain disclosures are made to patients and third-party payors regarding the mark-up. Therefore, if and when we elect to offer discounts to California customers, including any hospital or physician, such discounts would not likely be viewed by regulators as prohibited under Section 650 because the mark-up would be disclosed by the customer to its buyer under California’s mark-up laws. In contrast, any such discounts provided by us to our non-California customers would have to be analyzed under California’s Section 650.

The personal services safe harbor to the Anti-kickback Law provides that remuneration paid to a referral source for personal services will not violate the Anti-kickback Law provided all of the elements of that safe harbor are met. One element is that, if the agreement is intended to provide for the services of the physician on a periodic, sporadic or part-time basis, rather than on a full-time basis for the term of the agreement, the agreement specifies exactly the schedule of such intervals, their precise length, and the exact charge for such intervals. Our personal services arrangements with some physicians did not meet the specific requirement of this safe harbor that the agreement specify exactly the schedule of the intervals of time to be spent on the services because the nature of the services, for example, speaking engagements, does not lend itself to exact scheduling and therefore meeting this element of the personal services safe harbor is impractical. Failure to meet the terms of the safe harbor does not render an arrangement illegal. Rather, an arrangement would not have the protections of the safe harbor if challenged by a regulator and, if necessary, the parties might be required to demonstrate why the arrangement does not violate the Anti-kickback Law.

While we believe that we are in compliance with the Anti-kickback Law and Section 650, there can be no assurance that our relationships with physicians, hospitals and other customers will not be subject to investigation or a successful challenge under such laws. If imposed for any reason, sanctions under the Anti-kickback Law and Section 650 could have a negative effect on our business.

Other Federal Fraud and Abuse Laws

In addition to the requirements that are discussed above, there are several other health care fraud and abuse laws that could have an impact on our business. For example, provisions of the Social Security Act permit Medicare and Medicaid to exclude an entity that charges the federal health care programs substantially in excess of its usual charges for its services. The terms “usual charge” and “substantially in excess” are ambiguous and subject to varying interpretations.

Further, the Federal False Claims Act prohibits a person from knowingly submitting a claim or making a false record or statement in order to secure payment by the federal government. In addition to actions initiated by the government itself, the statute authorizes actions to be brought on behalf of the federal government by a private party having knowledge of the alleged fraud. Because the complaint is initially filed under seal, the action may be pending for some time before the defendant is even aware of the action. If the government is ultimately successful in obtaining redress in the matter or if the plaintiff succeeds in obtaining redress without the government’s involvement, then the plaintiff will receive a percentage of the recovery. Finally, the Social Security Act includes its own provisions that prohibit the filing of false claims or submitting false statements in order to obtain payment. Violation of these provisions may result in fines, imprisonment or both, and possible exclusion from Medicare or Medicaid.

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

As December 31, 2006, we had two issued patents, one of which was issued jointly to us and to the NSABP, and a number of pending U.S. patent applications, including provisional and non-provisional filings. Our issued patents expire in 2023 and 2024, respectively. Some of these U.S. patent applications also have corresponding pending applications under the Patent Cooperation Treaty in Canada, Europe, Japan and Australia. In these patent applications, we have either sole or joint ownership positions. In those cases where joint ownership positions were created, we have negotiated contractual provisions providing us with the opportunity to acquire exclusive rights under the patent applications. Under three patent applications, we have elected to allow exclusive options to lapse without exercising the option. The joint ownership agreements generally are in the form of material data transfer agreements that were executed at the onset of our collaborations with third parties.

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

Roche License Agreement

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

Oxford Finance Agreements

We have entered into a master security agreement and a number of promissory notes with Oxford Finance Corporation to finance equipment leases, computer and software leases and leasehold improvements. Under the master security agreement, we granted a security interest to Oxford in all of our goods, equipment, instruments and investment property. Events that would constitute a default by us under the master security agreement include, among others, our failure to pay an obligation when due, an attempt by us to sell, lease, transfer or encumber the collateral, our failure to maintain liability insurance as required by the agreement; our dissolving, becoming insolvent, filing for bankruptcy or having a receiver appointed, a change in our ownership or a material adverse change in our financial condition, business or operations.

If we default under the master security agreement, Oxford may declare all of our indebtedness under the promissory notes to be immediately due and payable.

The promissory notes provide that amounts borrowed will be repaid in periodic installments. Principal underlying promissory notes to finance equipment leases must be paid in 45 to 48 monthly installments, and principal underlying promissory notes to finance computer and software leases and leasehold improvements must be paid in 36 monthly installments. Prepayment of indebtedness under a promissory note is subject to a prepayment penalty and is allowed only after the first anniversary of the note. As of December 31, 2006, the outstanding principal amount under these promissory notes was $7.3 million.

Research and Development Expenses

Research and development expenses were $12.8 million, $9.5 million and $10.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Employees

As of December 31, 2006, we had 191 employees. None of our employees are covered by collective bargaining arrangements, and our management considers its relationships with employees to be good.

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

We have incurred substantial net losses since our inception. For the year ended December 31, 2006, we incurred a net loss of $28.9 million. From our inception in August 2000 through December 31, 2006, we had an accumulated deficit of approximately $125.1 million. To date, we have not, and we may never, achieve revenues sufficient to offset expenses. We expect to devote substantially all of our resources to continue commercializing our existing test, Oncotype DX, and to develop future tests.

We expect to incur additional losses in future years, and we may never achieve profitability. In addition, we have only recently begun to commercialize Oncotype DX and do not expect our losses to be substantially mitigated by revenues from Oncotype DX or future products, if any, for a number of years.

We expect to continue to incur significant research and development expenses, which may make it difficult for us to achieve profitability.

In recent years, we have incurred significant costs in connection with the development of Oncotype DX. Our research and development expenses were $12.8 million for the year ended December 31, 2006. We expect our research and development expense levels to remain high for the foreseeable future as we seek to enhance our existing test and develop new tests. As a result, we will need to generate significant revenues in order to achieve profitability. Our failure to achieve profitability in the future could cause the market price of our common stock to decline.

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

In January 2006, NHIC, the California Medicare contractor with responsibility for processing and paying claims submitted by us, released a local coverage determination providing coverage for Oncotype DX when used in accordance with the terms of the determination. The local coverage determination is effective for Oncotype DX tests provided on or after February 27, 2006. Until recently, there had been some question as to whether claims for Oncotype DX tests performed on Medicare beneficiaries who were hospital inpatients at the time the tumor tissue samples were obtained may be billed by us to NHIC or must be incorporated in the payment that the hospital receives for their services related to the patient’s breast cancer. As of December 31, 2006, the volume of patients who fell into this category represented a very small portion (approximately 2%) of our total testing population.

Based on a final rule effective January 1, 2007, we are permitted to submit claims to NHIC for the Oncotype DX tests performed on Medicare beneficiaries who were hospital inpatients or outpatients at the time the tumor tissue samples were obtained, but only if the test was ordered at least 14 days following the date of the patient’s discharge from the hospital and where other specified conditions are met. We are in the process of making arrangements with hospitals for payment of the test when performed for the small portion of Medicare beneficiaries, representing approximately 3% of our total testing population, who are hospital inpatients or outpatients at the time specimens are collected and who do not meet criteria under the final rule for billing by us. Finally, we have been engaged in discussions with the Centers for Medicare/Medicaid Services, or CMS, about the application of the final rule to hospital outpatients. We believe the final rule should not apply to the Oncotype DX tests performed on tumor tissue samples obtained while the patient is a hospital outpatient, and that the tests performed on tissue samples taken from hospital outpatients are reimbursable under the Medicare program, regardless of when the testing of such tissue samples takes place. While we are continuing to pursue this matter, at this point, CMS intends for the final rule to apply to outpatients as well as inpatients, and we are notifying hospitals accordingly.

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

Medicare currently contracts with a large number of fiscal intermediaries and carriers that are responsible for processing and paying claims. Within the next few years, Medicare is expected to reduce this number to fifteen regional Medical Administrative Contractors, or MACs. If NHIC is not selected as one of these regional MACs, we cannot be certain that we will obtain a positive local coverage determination from another contractor.

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

Clinical laboratory tests like Oncotype DX are regulated under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, as administered through the CMS, as well as by applicable state laws. Diagnostic kits that are sold and distributed through interstate commerce are regulated as medical devices by FDA. Clinical laboratory tests that are developed and validated by a laboratory for its own use are called laboratory development tests, or LDTs. Most LDTs currently are not subject to FDA regulation, although reagents or software provided by third parties and used to perform LDTs may be subject to regulation. We believe that Oncotype DX is not a diagnostic kit and also believe that it is an LDT. As a result, we believe Oncotype DX should not be subject to regulation under established FDA policies. The container we provide for collection and transport of tumor samples from a pathology laboratory to our laboratory is a medical device subject to FDA regulation but is currently exempt from pre-market review by FDA.

In January 2006, we received a letter from FDA regarding Oncotype DX inviting us to meet with FDA to discuss the nature and appropriate regulatory status of and the least burdensome ways that we may fulfill any FDA pre-market review requirements that may apply. In September 2006, FDA issued draft guidance on a new class of tests called “In Vitro Diagnostic Multivariate Index Assays.” This draft guidance, which is intended for public comment, represents the first public discussion surrounding FDA’s position regarding the regulation of certain laboratory-developed tests. Under this draft guidance, Oncotype DX could be classified as either a Class II or a Class III medical device, which may require varying levels of FDA pre-market review depending upon intended use and on the level of control necessary to assure the safety and effectiveness of the test. The draft guidance was open for public comment until March 5, 2007, during which time we and others had the opportunity to comment on their proposed guidelines. In addition, FDA held a public meeting on February 8, 2007 at which several interested parties commented on the draft guidance.

We cannot provide any assurance that FDA regulation, including pre-market review, will not be required in the future for Oncotype DX, either through new enforcement policies adopted by FDA or new legislation enacted by Congress. If pre-market review is required, our business could be negatively impacted until such review is completed and approval or clearance to market is obtained, and FDA could require that we stop selling our test pending pre-market approval. If our test is allowed to remain on the market but there is uncertainty about our test or if it is labeled investigational by FDA, orders or reimbursement may decline. The regulatory approval process may involve, among other things, successfully completing additional clinical trials and submitting a pre-market clearance notice or filing a pre-market approval application with FDA. If pre-market review is required by FDA, there can be no assurance that our test will be cleared or approved on a timely basis, if at all. Ongoing compliance with FDA regulations would increase the cost of conducting our business, and subject us to inspection by FDA and to the requirements of FDA and penalties for failure to comply with these requirements. Notwithstanding the above, we may decide voluntarily to pursue FDA pre-market review of Oncotype DX if we determine that doing so would be appropriate.

Should any of the reagents obtained by us from vendors and used in conducting our LDT be affected by future regulatory actions, our business could be adversely affected by those actions, including increasing cost of testing or delaying, limiting or prohibiting the purchase of reagents necessary to perform testing.

If we were required to conduct additional clinical trials prior to marketing our test, those trials could lead to delays or failure to obtain necessary regulatory approvals and harm our ability to become profitable.

If FDA decides to regulate our test, it may require extensive pre-market clinical testing prior to submitting a regulatory application for commercial sales. If we are required to conduct pre-market clinical trials, whether using prospectively acquired samples or archival samples, delays in the commencement or completion of clinical testing could significantly increase our test development costs and delay commercialization. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to delay or denial of regulatory approval. The commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the clinical trial. We may find it necessary to engage contract research organizations to perform data collection and analysis and other aspects of our clinical trials, which might increase the cost and complexity of our trials. We may also depend on clinical investigators, medical institutions and contract research organizations to perform the trials properly. If these parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality, completeness or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical trials may have to be extended, delayed or terminated. Many of these factors would be beyond our control. We may not be able to enter into replacement arrangements without undue delays or considerable expenditures. If there are delays in testing or approvals as a result of the failure to perform by third parties, our research and development costs would increase, and we may not be able to obtain regulatory approval for our test. In addition, we may not be able to establish or maintain relationships with these parties on favorable terms, if at all. Each of these outcomes would harm our ability to market our test, or to become profitable.

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

For the foreseeable future, we expect to derive substantially all of our revenues from sales of one test, Oncotype DX. We have been selling this test since January 2004. We are in various stages of research and development for other tests that we may offer as well as for enhancements to our existing test. We do not currently expect to commercialize tests for colon cancer until 2009, and we are not currently able to estimate when we may be able to commercialize tests for other cancers or whether we will be successful in doing so. If we are unable to increase sales of Oncotype DX or to successfully develop and commercialize other tests or enhancements, our revenues and our ability to achieve profitability would be impaired, and the market price of our common stock could decline.

We may experience limits on our revenues if physicians decide not to order our test.

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

Existing guidelines and practices regarding the treatment of breast cancer recommend that chemotherapy be considered in most cases, including many cases in which our test may indicate that, based on our clinical trial results, chemotherapy is of little or no benefit. Accordingly, physicians may be reluctant to order a test that may suggest recommending against chemotherapy in treating breast cancer where current guidelines recommend consideration of such treatment. Moreover, our test provides quantitative information not currently provided by pathologists and it is performed at our facility rather than by the pathologist in a local laboratory, so pathologists may be reluctant to order or support our test. These facts may make it difficult for us to convince medical practitioners to order Oncotype DX for their patients, which could limit our ability to generate revenues and our ability to achieve profitability.

We may experience limits on our revenues if patients decide not to use our test.

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

In recent years, there have been numerous advances in technologies relating to the diagnosis and treatment of cancer. For example, technologies in addition to ours now reportedly permit measurement of gene expression in fixed, paraffin embedded tissue specimens. Also, new hormonal therapies such as aromatase inhibitors are viewed by physicians as promising therapies for breast cancer with more tolerable side effects than those associated with tamoxifen, the hormonal therapy commonly used today in treatment. For advanced cancer, new chemotherapeutic strategies are being developed that may increase survival time and reduce toxic side effects. These advances require us continuously to develop new products and enhance existing products to keep pace with evolving standards of care. Our test could become obsolete unless we continually innovate and expand our product to demonstrate recurrence and treatment benefit in patients treated with new therapies. New treatment therapies typically have only a few years of clinical data associated with them, which limits our ability to perform clinical studies and correlate sets of genes to a new treatment’s effectiveness. If we are unable to demonstrate the applicability of our test to new treatments, then sales of our test could decline, which would harm our revenues.

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

Our ability to compete and to achieve and maintain profitability depends on our ability to protect our proprietary discoveries and technologies. We currently rely on a combination of patent applications, copyrights, trademarks, trade secret laws and confidentiality agreements, material data transfer agreements, license agreements and invention assignment agreements to protect our intellectual property rights. We also rely upon unpatented know-how and continuing technological innovation to develop and maintain our competitive position. Patents may be granted to us jointly with other organizations, and while we may have a right of first refusal, we cannot guarantee that a joint owner will not license rights to another party.

As December 31, 2006, we had two issued patents, one of which was issued jointly to us and to the NSABP. Our pending patent applications may not result in issued patents, and we cannot assure you that our issued patent or any patents that might ultimately be issued by the U.S. Patent and Trademark Office will protect our technology. Any patents that may be issued to us might be challenged by third parties as being invalid or unenforceable, or third parties may independently develop similar or competing technology that avoids our patents. We cannot be certain that the steps we have taken will prevent the misappropriation and use of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

From time to time, the United States Supreme Court, other federal courts, U.S. Congress or the U.S. Patent and Trademark Office may change the standards of patentability and any such changes could have a negative impact on our business.

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

We also face competition from many from companies that offer products or have conducted research to profile gene expression in breast cancer, including Agendia B.V. and AviaraDX. Commercial laboratories with strong distribution networks for diagnostic tests, such as Genzyme Corporation, Laboratory Corporation of America Holdings and Quest Diagnostics Incorporated, may become competitors. Other potential competitors include companies that develop diagnostic tests such as Bayer Healthcare LLC, Celera Genomics, a business segment of Applera Corporation, Roche Diagnostics, a division of F. Hoffmann-La Roche Ltd, and Veridex LLC, a Johnson & Johnson company, other small companies and academic and research institutions. Our competitors may invent and commercialize technology platforms that compete with ours. In addition, in December 2005, the federal government allocated a significant amount funding to The Cancer Genome Atlas, a project aimed at developing a comprehensive catalog of the genetic mutations and other genomic changes that occur in cancers and maintaining the information in a free public database. As more information regarding cancer genomics becomes available to the public, we anticipate that more products aimed at identifying targeted treatment options will be developed and these products may compete with ours.

Our test is currently considered relatively expensive for a diagnostic test, and we expect to raise prices in the future. This could impact reimbursement of and demand for Oncotype DX. Many of our present and potential competitors have widespread brand recognition and substantially greater financial and technical resources and development, production and marketing capabilities than we do. Others may develop lower-priced, less complex tests that could be viewed by physicians and payors as functionally equivalent to our test, which could force us to lower the list price of our test and impact our operating margins and our ability to achieve profitability. Some competitors have developed tests cleared for marketing by FDA. There may be a marketing differentiation or perception that an FDA-cleared test is more desirable than Oncotype DX, and that may discourage adoption and reimbursement. If we are unable to compete successfully against current or future competitors, we may be unable to increase market acceptance for and sales of our test, which could prevent us from increasing or sustaining our revenues or achieving or sustaining profitability and could cause the market price of our common stock to decline.

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

We have multiple tests in various stages of development and devote considerable resources to research and development. For example, we are currently in the development stage of the application of our technology to predict recurrence and the therapeutic benefit of chemotherapy in colon cancer, and we are conducting early development studies in N+ prostate, renal cell and lung cancers and melanoma. Our N+ breast cancer program is being considered for a move to the validation phase with Oncotype DX during 2007. There can be no assurance that our technologies will be capable of reliably predicting the recurrence of other cancers, such as colon and those cancers, with the sensitivity and specificity necessary to be clinically and commercially useful for the treatment of other cancers, or that we can develop those technologies at all. In addition, before we can develop diagnostic tests for new cancers and commercialize any new products, we will need to:

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

Our success depends largely on the skills, experience and performance of key members of our executive management team and others in key management positions. The efforts of each of these persons together will be critical to us as we continue to develop our technologies and testing processes and as we attempt to transition to a company with more than one commercialized product. If we were to lose one or more of these key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategies.

Our research and development programs and commercial laboratory operations depend on our ability to attract and retain highly skilled scientists and technicians, including geneticists, licensed laboratory technicians, chemists, biostatisticians and engineers. We may not be able to attract or retain qualified scientists and technicians in the future due to the intense competition for qualified personnel among life science businesses, particularly in the San Francisco Bay Area. We also face competition from universities and public and private research institutions in recruiting and retaining highly qualified scientific personnel. In addition, our success depends on our ability to attract and retain salespeople with extensive experience in oncology and close relationships with medical oncologists, surgeons, pathologists and other hospital personnel. We may have difficulties locating, recruiting or retaining qualified salespeople, which could cause a delay or decline in the rate of adoption of our products. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will adversely affect our ability to support our discovery, development and sales programs. All of our employees are at-will employees, which means that either we or the employee may terminate their employment at any time.

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

We rely on a limited number of suppliers or, in some cases, a sole supplier, for some of our laboratory instruments and materials and may not be able to find replacements in the event our supplier no longer supplies that equipment.

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

We also rely on a several sole suppliers for certain laboratory materials which we use to perform our tests. While we have developed alternate sourcing strategies for these materials, we can not be certain that these strategies will be effective. If we should encounter delays or difficulties in securing these laboratory materials, delays in commercialization or an interruption in sales could occur.

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

International sales as a percentage of net revenues are expected to remain minimal in the near term as we focus our efforts on the sale of Oncotype DX in the United States. We have established an exclusive distribution network to sell Oncotype DX in Israel and may enter into other similar arrangements in other countries in the future. Over the long term, we intend to grow our business internationally, and to do so we will need to attract additional distributors to expand the territories in which we sell Oncotype DX. Distributors may not commit the necessary resources to market and sell Oncotype DX to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to locate distributors in particular geographic areas, we may not realize long-term international revenue growth.

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

We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, commercial operations and research and development activities. Specifically, we may need to raise capital to, among other things:

•	sustain commercialization of our initial test or enhancements to that test;

•	increase our selling and marketing efforts to drive market adoption and address competitive developments;

•	further expand our clinical laboratory operations;

•	expand our technologies into other areas of cancer;

•	fund our clinical validation study activities;

•	expand our research and development activities;

•	acquire or license technologies; and

•	finance capital expenditures and our general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

•	the level of research and development investment required to maintain and improve our technology position;

•	costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	our need or decision to acquire or license complementary technologies or acquire complementary businesses;

•	changes in product development plans needed to address any difficulties in commercialization;

•	changes in the regulatory environment, including any decision by FDA to regulate our activities;

•	competing technological and market developments;

•	the rate of progress in establishing reimbursement arrangements with third-party payors; and

•	changes in regulatory policies or laws that affect our operations.

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

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 and other requirements has increased our costs and required additional management resources. We have upgraded our finance and accounting systems, procedures and controls and will need to continue to implement additional finance and accounting systems, procedures and controls as we grow our business and organization and to satisfy existing reporting requirements. If we fail to maintain or implement adequate controls, if we are unable to complete the required Section 404 assessment as to the adequacy of our internal control over financial reporting in future Form 10-K filings, or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting in future Form 10-K filings, our ability to obtain additional financing could be impaired. In addition, investors could lose confidence in the reliability of our internal control over financial reporting and in the accuracy of our periodic reports filed under the Exchange Act. A lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline.

ITEM 1B.	Unresolved Staff Comments.

None.

ITEM 2.	Properties.

At December 31, 2006, we occupied approximately 48,000 square feet of laboratory and office space. On January 3, 2007, we entered into a lease agreement for an additional 48,000 square feet of office space, which we intend to occupy in March 2007. We believe that these facilities are adequate to meet our business requirements for the near-term and that additional space, when needed, will be available on commercially reasonable terms.

ITEM 3.	Legal Proceedings.

We were not a party to any legal proceedings other than in the ordinary course of our business at December 31, 2006, or at the date of this report.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

Executive Officers

The names of our executive officers and their ages as of March 1, 2007, are as follows:

Name	Age	Position

Randal W. Scott, Ph.D.	49	Chief Executive Officer and Chairman of the Board
Kimberly J. Popovits	48	President, Chief Operating Officer and Director
Joffre B. Baker, Ph.D.	59	Chief Scientific Officer
Steven Shak, M.D.	56	Chief Medical Officer
G. Bradley Cole	51	Executive Vice President, Chief Financial Officer and Secretary

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

(a) Our common stock is traded on the NASDAQ Global Market under the symbol “GHDX” and has been trading since our initial public offering on September 29, 2005. The following table sets forth the range of high and low sale prices for our common stock, based on the last daily sale, in each of the quarters since our stock began trading:

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Stock price — high	$16.70	$11.77	$14.64	$23.89
Stock price — low	$9.11	$9.92	$10.86	$13.79

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter(1)	Quarter

Stock price — high	n/a	n/a	$11.75	$11.69
Stock price — low	n/a	n/a	$11.55	$8.81

(1)	From September 29, 2005

According to the records of our transfer agent, we had 156 stockholders of record as of March 1, 2007.

We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends on our common stock in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Our board of directors will determine future cash dividends, if any. There are currently no contractual restrictions on our ability to pay dividends.

(b) On September 28, 2005, a Registration Statement on Form S-1 (File No. 333-126626) relating to our initial public offering was declared effective by the SEC. The closing was on October 4, 2005 and the net offering proceeds to us were approximately $53.5 million. Through December 31, 2006, $29.1 million of the net proceeds were used to build our commercial capabilities in selling and marketing related to Oncotype DX, $15.3 million were used to fund research and development programs for Oncotype DX and in other cancers, and $6.8 million were used to expand facilities and laboratory operations capacity and for information systems infrastructure and no funds were used for working capital and general corporate purposes. A portion of the net proceeds may also be used for working capital and general corporate purposes and to acquire or invest in complementary businesses, technologies, services or products. Pending use for these or other purposes, net proceeds have been invested in interest bearing, investment grade securities.

Stock Performance Graph

The following information is not deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

Set forth below is a line graph showing the cumulative total stockholder return (change in stock price plus reinvested dividends) assuming the investment of $100 on September 29, 2005 (the day of our initial public offering) in each of our common stock, the NASDAQ Market Index and the NASDAQ Biotechnology Index for the period commencing on September 29, 2005 and ending on December 31, 2006. The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG GENOMIC HEALTH INC.,
NASDAQ MARKET AND NASDAQ BIOTECH INDEX

	September 29, 2005	December 31, 2005	December 31, 2006
Genomic Health, Inc.	$100.00	$77.53	$158.30
NASDAQ Market Index	$100.00	$102.81	$101.72
NASDAQ Biotechnology Index	$100.00	$102.67	$113.47

ITEM 6.  Selected Financial Data.

The following selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. The selected consolidated balance sheet data at December 31, 2006 and 2005 and the selected consolidated statements of operations data for each year ended December 31, 2006, 2005 and 2004 have been derived from our audited consolidated financial statements that are included elsewhere in this report. The selected consolidated balance sheet data at December 31, 2004, 2003 and 2002 and the selected consolidated statements of operations data for each year ended December 31, 2003 and 2002 have been derived from our audited consolidated financial statements not included in this report. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except share and per share data)

Consolidated Statements of Operations Data:
Revenues:
Product revenues	$27,006	$4,823	$227	$—	$—
Contract revenues	2,168	379	100	125	—

Total revenues	29,174	5,202	327	125	—
Operating expenses(1):
Cost of product revenues	9,908	6,249	1,828	—	—
Research and development	12,841	9,465	10,040	9,069	7,053
Selling and marketing	24,625	15,348	9,856	2,805	754
General and administrative	12,765	6,485	3,869	3,686	3,753

Total operating expenses	60,139	37,547	25,593	15,560	11,560

Loss from operations	(30,965)	(32,345)	(25,266)	(15,435)	(11,560)
Interest and other income (expense), net	2,045	984	271	185	492

Net loss	$(28,920)	$(31,361)	$(24,995)	$(15,250)	$(11,068)

Basic and diluted net loss per share	$(1.18)	$(4.15)	$(13.82)	$(12.43)	$(11.95)

Shares used in computing basic and diluted net loss per share	24,508,845	7,557,106	1,808,022	1,226,444	925,814

(1)	Includes non-cash charges for stock-based compensation expense as follows:

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Cost of product revenues	$167	$53	$5	$—	$—
Research and development	821	323	42	—	—
Selling and marketing	779	274	38	—	—
General and administrative	1,137	426	106	—	—

	$2,904	$1,076	$191	$—	$—

On January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123R, Share-based Payment, using the modified prospective method. Prior to 2006, stock-based compensation was recognized in accordance with Accounting Principles Board Opinion No. 25.

	At December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Consolidated Balance Sheets Data:
Cash and cash equivalents	$14,926	$18,839	$38,275	$11,062	$25,318
Short-term investments	29,289	50,688	—	—	—
Working capital	37,535	65,801	36,771	10,046	25,165
Total assets	58,024	75,799	41,538	13,096	27,376
Notes payable, short-term	2,547	1,052	—	161	163
Notes payable, long-term	4,726	2,621	—	—	150
Convertible preferred stock	—	—	103,212	51,064	51,073
Accumulated deficit	(125,103)	(96,183)	(64,822)	(39,827)	(24,577)
Total stockholders’ equity (deficit)	41,829	67,517	(64,154)	(39,547)	(24,502)

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included in Item 8 for this Annual Report on Form 10-K. Historical results are not necessarily indicative of future results.

Business Overview

We are a life science company focused on the development and commercialization of genomic-based clinical diagnostic tests for cancer that allow physicians and patients to make individualized treatment decisions. Our first test, Oncotype DX, is used for early stage breast cancer patients to predict the likelihood of cancer recurrence, the likelihood of patient survival and the likelihood of chemotherapy benefit. All tumor samples are sent to our laboratory in Redwood City, California for analysis. Upon generation and delivery of a Recurrence Score report to the physician, we generally bill third-party payors for Oncotype DX. The list price of our test is $3,460.

We launched Oncotype DX in January 2004 and initially made sales to a select number of physicians in a few markets in the United States through a small direct sales force. Late in 2004 and continuing into 2006, we experienced a significant increase in demand for Oncotype DX. For the year ended December 31, 2006, more than 14,500 tests were delivered for use in treatment planning, compared to more than 7,000 and more than 500 tests delivered for the years ended December 31, 2005 and 2004, respectively. Since the commercial launch of Oncotype DX more than 21,500 tests have been delivered for use in treatment planning by more than 5,000 physicians. We believe increased demand in 2005 resulted from the publication of our validation study in The New England Journal of Medicine and the presentation of our chemotherapy benefit study at the San Antonio Breast Cancer Symposium, both of which occurred in December 2004. We also experienced increased demand in 2006 following clinical presentations at major symposia in December 2005 and February 2006, as well as the May 2006 publication of two peer-reviewed articles supporting the use and reimbursement of Oncotype DX. The expansion of our domestic field sales organization in July 2006 also increased demand for our test. However, this increased demand is not necessarily indicative of future growth rates, and we cannot assure you that this level of increased demand can be sustained or that future appearances or presentations at medical conferences or publication of articles will have similar impact on demand for Oncotype DX. Moreover, we believe that each year we may experience decreased demand for our test in the summer months of July and August, which may be attributed to physicians, surgeons and patients scheduling vacations during this time. As of December 31, 2006, our laboratory had the capacity to process up to 7,000 tests per fiscal quarter.

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

Upon commercialization of Oncotype DX, we began working with third-party payors to establish reimbursement coverage policies. As of December 31, 2006, Aetna, Inc., Kaiser Foundation Health Plan, Inc. and National Heritage Insurance Company (NHIC), the local Medicare carrier for California with jurisdiction for claims submitted by us for Medicare patients, had issued positive coverage determinations for Oncotype DX. In January 2007, United HealthCare Insurance Company entered into a national laboratory services agreement to supporting reimbursement for our test. In addition, many regional payors had issued policies supporting reimbursement for our test. Where contracts or policies are not in place, we pursue case-by-case reimbursement. We believe that as much as 20% of our future test volume may be derived from Medicare patients. We are working with many payors to establish policy-level reimbursement which, if in place, should allow us to recognize revenues upon completing our test and submitting an invoice. We do not expect to recognize the majority of revenues in this manner until late 2007, at the earliest.

In early February 2006, we obtained our first reimbursement coverage outside of the United States. Clalit Health Care, the largest government payor in Israel, covering 60% of the population, established a reimbursement coverage policy for Oncotype DX for their patients. Oncotype DX is currently offered for sale in Israel under a testing and services agreement with a third party. Tests ordered in Israel are processed in our Redwood City, California central reference laboratory.

Effective December 2005, we entered into collaborative agreements with Aventis, Inc., a member of the sanofi-aventis group, and the Eastern Cooperative Oncology Group to investigate the ability of gene expression in fixed-paraffin-embedded tissues to predict the likelihood of response to adjuvant chemotherapy, including Taxotere, in patients with early breast cancer and zero to three involved lymph nodes. The agreements provide Genomic Health with commercial rights to diagnostic tests that may result from the collaboration and were effective as of December 1, 2005. We began to recognize revenue under these agreements in the first quarter of 2006.

We are continuing to work on extending Oncotype DX for breast cancer into N+ and ER- populations. During 2007, we may introduce single gene information for ER and PR genes into the Oncotype DX patient report to provide better information for improved treatment decision making. Also during 2007, we plan to conduct further studies using Oncotype DX in N+ patients which, if successful, could result in a product offering sometime in 2008.

In July 2005 we signed a collaborative agreement with National Surgical Adjuvant Breast and Bowel Project, or NSABP, to begin work in colon cancer using our clinical development platform. This is the same group with which we conducted our successful clinical validation studies in breast cancer which led to our development of Oncotype DX. The agreement requires certain payments to be made by us during the research and development period. If the collaboration results in a commercial product, we will be required to make additional payments upon first commercial sale and during commercialization of the product. At the American Society of Clinical Oncology meeting in June 2006, a study conducted with the NSABP was presented demonstrating correlation between gene expression and colon cancer recurrence in patients with stage II and III colon cancer treated with surgery. These data support additional studies and development of an Oncotype DX test for colon cancer. During 2006, we entered into additional agreements with NSABP and other academic institutions to further our clinical studies in colon cancer, including arrangements for a clinical validation study.

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

In December 2006, we finalized a collaborative agreement to sponsor a research project to validate a pre-specified gene panel and algorithm that will be used to predict clinical outcomes for stage II colon cancer patients treated either with surgery alone or surgery plus chemotherapy. The agreement requires certain payments to be made by us during the research and development period. If the collaboration results in a commercial product, we will be required to make additional payments upon first commercial sale and during commercialization of the product.

We are continuing to conduct research and early development studies in a variety of cancers other than breast cancer and in January 2007 announced the decision to move our colon program for Stage I and Stage II cancer patients into full scale development.

Since our inception, we have generated significant net losses. As of December 31, 2006, we had an accumulated deficit of $125.1 million. We incurred net losses of $28.9 million, $31.4 million and $25.0 million for the years ended December 31, 2006, 2005, and 2004, respectively. We expect our net losses to continue for at least the next two years. We anticipate that a substantial portion of our capital resources and efforts over the next several years will be focused on research and development, both to develop additional tests for breast cancer and to develop tests for other cancers, to scale up our commercial organization, and for other general corporate purposes. Our financial results will be limited by a number of factors, including establishment of coverage policies by third-party insurers and government payors, our ability in the short term to collect from payors often requiring a case-by-case manual appeals process, and our ability to recognize revenues other than from cash collections on tests billed until such time as reimbursement policies or contracts are in effect. Until we receive routine reimbursement and are able to record revenues as tests are performed and reports delivered, we are likely to continue reporting net losses.

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

We charge all research and development expenses to operations as they are incurred. All potential future product programs outside of breast and colon cancer are in the early development phase. The expected time frame in which a test for one of these other cancers can be brought to market is uncertain given the technical challenges and clinical variables that exist between different types of cancers.

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

Revenue Recognition

Product revenues for our first product, Oncotype DX, from the commercial launch in January 2004 through December 31, 2006, have largely been recognized on a cash basis because we have limited collection experience and a limited number of contracts. Beginning in the fourth quarter of 2005 and continuing through 2006, we recognized some product revenue from private payors on an accrual basis. For the year ended December 31, 2006, a portion of Medicare related product revenue was recognized on an accrual basis.

Our product revenues for tests performed are recognized when the following criteria of revenue recognition are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Criterion (2) is satisfied we perform the test and generate and deliver a report to the physician. Determination of criteria (3) and (4) is based on management’s judgments regarding the nature of the fee charged for products or services delivered and the collectibility of those fees. Product revenues where all criteria set forth above are not met are recognized on a cash basis when cash is received.

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

In 2006 we began accruing an allowance for bad debt against our accounts receivable consistent with historical payment experience. Bad debt expense is included in general and administrative expense on our consolidated statements of operations. As of December 31, 2006, our allowance for bad debt was $510,000. No write-offs for bad debt were recorded against the allowance during the year ended December 31, 2006. Bad debt expense was $510,000 was for the year ended December 31, 2006. No bad debt expense was recorded for the years ended December 31, 2005 and 2004 because the vast majority revenue was recorded on a cash basis. Accounts receivable over 90 days will be written off when the appeals process is exhausted, when an unfavorable coverage decision is received, or when there is other substantive evidence that the account will not be paid.

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

Stock-based Compensation Expense

Through December 31, 2005, we accounted for stock-based payment transactions under Accounting Principles Board Opinion No. 25, or APB 25. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, or SFAS 123R. SFAS 123R, which addresses the accounting for stock-based payment transactions whereby an entity receives employee services in exchange for equity instruments, including stock options. SFAS 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under APB 25, and instead requires that such transactions be accounted for using a fair-value based method. SFAS 123R is a complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding assumptions used in determining fair value. We use the Black-Scholes valuation method, which requires the use of estimates such as stock price volatility and expected options lives, as well as expected option forfeiture rates, to value equity-based compensation. There is little historical evidence or guidance available with respect to developing these assumptions and models. Expected volatility is based on comparable peer data as well as historical volatility of our stock. The expected life of options granted is estimated based on historical option exercise and employee termination experience and peer group data.

We have elected the modified prospective transition method as permitted under SFAS 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation expense resulting from the adoption of SFAS 123R represents expense related to stock options granted during the year ended December 31, 2006, as well as stock options granted prior to, but not yet vested as of January 1, 2006. As of December 31, 2006, total compensation expense related to non-vested stock options not yet recognized was $14.3 million, which is expected to be recognized over a period of 39 months.

Equity instruments granted to non-employees are valued using the Black-Scholes method and accounted for as prescribed by SFAS 123R and Emerging Issues Task Force, or EITF, Consensus No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and will be subject to periodic revaluation over their vesting terms.

Clinical Collaborator Costs

We enter into collaboration and clinical trial agreements with clinical collaborators and record these costs as research and development expenses. We record accruals for estimated study costs comprised of work performed by our collaborators under contract terms.

In addition to costs for research and development, under one of our collaboration agreements, we make annual payments resulting from the commercial launch of Oncotype DX. These payments are recorded in cost of product revenues as a license payment. Expense is recorded ratably over the year before the relevant payment is made. However, either party may terminate the agreement upon 30 days’ prior written notice. If this collaborative agreement were not cancelable, a liability for the entire stream of remaining payments of $2.2 million would be recorded and expense would be recognized ratably through 2011.

Results of Operations

Years Ended December 31, 2006 and 2005

Revenues.  Total revenues were $29.2 million for the year ended December 31, 2006 compared to $5.2 million for the year ended December 31, 2005. Product revenues from Oncotype DX were $27.0 million for the year ended December 31, 2006 compared to $4.8 million for the comparable period in 2005. Approximately 40% of product revenue for the year ended December 31, 2006 was recorded on an accrual basis compared to 7% for the comparable period in 2005. The balance of product revenue was recognized upon cash collection. Product revenue from Medicare was $12.7 million, representing 47% of total product revenue for the year ended December 31, 2006; we had no product revenue from Medicare in 2005. This increase was a result of the February 27, 2006 effective coverage date for Medicare patients and the receipt of payments for tests provided to Medicare patients prior to the effective coverage date.

Contract revenues were $2.2 million for the year ended December 31, 2006 compared to $379,000 for the comparable period in 2005. Contract revenues represented studies assessing our gene expression technology or collaborative work in gene selection and protocol design with our pharmaceutical partners. The increase in contract revenues reflected the initiation of the collaboration with Aventis, Inc., and the Eastern Cooperative Oncology Group as well as ongoing work with Bristol-Myers Squibb and ImClone Systems.

Cost of Product Revenues.  For the year ended December 31, 2006, cost of product revenues was $9.9 million for Oncotype DX, consisting of tissue sample processing costs of $7.7 million and license fees of $2.2 million. For the year ended December 31, 2005, cost of product revenues was $6.2 million, consisting of tissue sample processing costs of $5.5 million and license fees of $786,000. Test volume for the year ended December 31, 2006 more than doubled over the prior year, resulting in a decrease in the cost per test delivered. During the years ended December 31, 2006 and 2005, we recorded tissue sample processing costs for Oncotype DX that included direct material costs, direct labor costs, equipment costs, shipping costs and other infrastructure costs. All costs recorded for tissue sample processing in those periods represent the cost of all the tests processed regardless of whether revenue was recognized with respect to that test. License fees were recorded in cost of product revenues for contractual obligations and royalties due on product revenues.

Research and Development Expenses.  Research and development expenses increased to $12.8 million for the year ended December 31, 2006 from $9.5 million for the comparable period in 2005. The increase in research and development expenses was primarily due to a $1.7 million increase in personnel and related costs, a $1.2 million increase in collaboration expense and a $595,000 increase in infrastructure-related expense. We expect that our research and development expenses will increase as our investment in developing tests for cancers, including cancers other than breast cancer, continues.

Selling and Marketing Expenses.  Selling and marketing expenses increased to $24.6 million for the year ended December 31, 2006 from $15.3 million for the comparable period in 2005. The $9.3 million increase in selling and marketing expenses was primarily due a $4.9 million increase in personnel related costs, mostly to expand our domestic field sales organization, a $2.7 million increase in promotional field and marketing expense, $900,000 in higher travel-related expenses associated with field personnel and a $698,000 increase in infrastructure-related expense. We expanded our domestic field sales force to support Oncotype DX in the second half of 2006 and we expect that selling and marketing expenses will continue to increase in future periods as we continue to expand our sales force and conduct additional physician and patient education.

General and Administrative Expenses.  General and administrative expenses increased to $12.8 million for the year ended December 31, 2006 from $6.5 million for the comparable period in 2005. The $6.3 million increase in general and administrative expenses included a $2.6 million increase in personnel costs, $1.2 million in higher billing and collection fees paid to third-party billing and collection vendors, an increase of $1.1 million in legal and accounting fees, an increase of $510,000 in expense to establish a bad debt reserve against accounts receivable, an increase of $335,000 in insurance related costs and an increase of $292,000 in costs for third-party service providers related to being a public company, including investor relations. We expect general and administrative expenses to continue to increase as we spend more on fees for billing and collections due to revenue growth and continue to incur costs associated with regulatory matters and other expenses associated with the growth of our business.

Interest Income.  Interest income was $2.5 million for the year ended December 31, 2006 compared to $1.2 million for the comparable period in 2005, reflecting higher average cash balances and higher market yields.

Interest Expense.  Interest expense was $446,000 for the year ended December 31, 2006 compared to $258,000 for the comparable period in 2005, reflecting interest expense incurred on our equipment financing line established at the end of March 2005 under which draws have been made and interest expense has been incurred.

Years Ended December 31, 2005 and 2004

Revenues.  Product revenues were $5.2 million for the year ended December 31, 2005, as compared to $327,000 for the year ended December 31, 2004. Product revenues for the year ended December 31, 2005 were $4.8 million, as compared to $227,000 in the comparable period in 2004. Product revenues were primarily recognized upon cash receipt. A portion of product revenue was recorded on an accrual basis for the first time in the fourth quarter of 2005.

Contract revenues were $379,000 for the year ended December 31, 2005, up from $100,000 in the comparable period in 2004. Contract revenues were for studies assessing our gene expression technology and initial collaborative work in gene selection with our pharmaceutical partners.

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

Research and Development Expenses.  Research and development expenses decreased to $9.5 million for the year ended December 31, 2005, from $10.0 million for the comparable period in 2004. The decrease in research and development expenses was primarily due to $1.5 million in decreased costs for clinical development programs studying distant survival and chemotherapy benefits in early stage breast cancer patients and decreased license fees of $645,000 partially offset by increased personnel costs of $1.4 million and an increase of $217,000 in facilities, depreciation and other general expenses.

Selling and Marketing Expenses.  Selling and marketing expenses increased to $15.3 million for the year ended December 31, 2005, from $9.9 million for the comparable period in 2004. The $5.4 million increase primarily reflected an increase of $3.1 million in personnel related costs, mostly to establish a domestic field sales organization, and $985,000 in higher travel expenses associated with field sales personnel, an increase of $903,000 in field promotional and marketing expenses and an increase of $458,000 in facilities, depreciation and other general expenses.

General and Administrative Expenses.  General and administrative expenses increased to $6.5 million for the year ended December 31, 2005 from $3.9 million for the comparable period in 2004. The increase in general and administrative expenses reflected an increase of $1.2 million in personnel costs, stock-based compensation and consulting costs, an increase of $626,000 in billing and collections fees paid to third-party billing and collection vendors and a $178,000 increase in insurance-related costs. These higher costs were offset in part by a $383,000 decrease in costs related to infrastructure support.

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

Interest Expense.  Interest expense was comprised of the interest on deferral of contractual payments under a collaboration agreement and interest indebtedness. Interest expense increased to $258,000 for the year ended December 31, 2005, from $4,000 in the comparable period in 2004. The increase resulted from the initiation of an equipment financing line established in March 2005 under which draws have been made and interest expense has been incurred. No such arrangement existed in the prior year.

Liquidity and Capital Resources

Since our inception in August 2000, we have incurred significant losses and, as of December 31, 2006, we had an accumulated deficit of approximately $125.1 million. We have not yet achieved profitability and anticipate that we will continue to incur net losses for at least the next two years. We expect that our research and development, selling and marketing and general and administrative expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

Sources of Liquidity

Since our inception through December 31, 2006, we have received net proceeds of $103.2 million from the sale of preferred stock and $575,000 from the issuance of common stock to employees, consultants and directors in connection with the exercise of stock options. In October 2005, we completed an initial public offering and a concurrent private placement of our common stock, resulting in net proceeds of $58.5 million. Purchases of equipment and leasehold improvements have been partially financed through loans. At December 31, 2006, we had cash, cash equivalents and short-term investments of $44.2 million and debt under our equipment loan of $7.3 million. At December 31, 2005, we had cash, cash equivalents and short-term investments of $69.5 million and debt under our equipment loan of $3.7 million.

Cash Flows

As of December 31, 2006, we had $44.2 million in cash, cash equivalents and short-term investments, compared to $69.5 million at December 31, 2005. This decrease of $25.3 million was due primarily to cash used in operating activities of $20.8 million and purchases of property, equipment and leasehold improvements of $8.4 million, partially offset by net proceeds from our equipment loans of $3.6 million.

Net cash used in operating activities was $20.8 million for the year ended December 31, 2006, compared to $27.6 million for the year ended December 31, 2005. The decrease in cash used in operating activities of $6.8 million was primarily due to a decrease in net loss, excluding non-cash adjustments, of $5.4 million, a decrease in prepaid expenses and other assets of $599,000 and an increase in accounts payable and accrued liabilities of $584,000. The decrease in net loss resulted from a $22.2 million increase in revenues for Oncotype DX, a $1.8 million increase in revenue from pharmaceutical collaborators, and a $1.2 million increase in interest income, partially offset by a $22.6 million increase in operating expenses.

Net cash provided by investing activities was $13.1 million for the year ended December 31, 2006, compared to net cash used in investing activities of $54.2 million for the year ended December 31, 2005. This increase of $67.3 million was due to a decrease of $72.1 million in short-term investments offset by a $5.4 million increase in cash used to acquire property, equipment and leasehold improvements.

Net cash provided by financing activities during the year ended December 31, 2006 was $3.8 million, compared to $62.4 million for the year ended December 31, 2005. Amounts for 2006 represented $3.6 million of net proceeds from our equipment loan and $179,000 of net proceeds from issuance of common stock related to stock option exercises. Amounts in the year ended December 31, 2005 included net proceeds from our initial public offering of $53.5 million, proceeds from our private placement with Incyte of $5.0 million and net proceeds from our equipment loan of $3.7 million.

Off-Balance Sheet Activities

As of December 31, 2006, we have not engaged in any off-balance sheet activities.

Contractual Obligations

As of December 31, 2006, we had the following contractual commitments:

	Payments Due by Period
					More
		Less Than			Than 5
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Years
	(In thousands)

Notes payable obligations	$8,468	$3,223	$5,007	$238	$—
Operating lease obligations	4,026	730	1,531	1,626	139

Total	$12,494	$3,953	$6,538	$1,864	$139

In March 2005, we entered into an arrangement to finance the acquisition of laboratory equipment, computer hardware and software, leasehold improvements and office equipment. In connection with this arrangement, we granted the lender a security interest in the assets purchased with the borrowed amounts. We could not prepay any amounts owed until April 2006, at which point we could prepay all, but not part, of the amounts owing under the arrangement so long as we also pay a 6% premium on the remaining payments. This premium is reduced to 5% in 2007 and 4% in 2008. As of December 31, 2006, borrowings under this arrangement were $7.3 million at an annual interest rate of 10.23%, 10.30%, 10.49%, 10.56%, 10.65%, 11.01%, 11.18% or 11.30%, depending upon the applicable note.

As December 31, 2006, we leased approximately 48,000 square feet of laboratory and office space under a lease we entered into in September 2005. The lease has a term of six years. As of December 31, 2006, we are required to make aggregate rent payments of $730,000 in 2007, $753,000 in 2008, $778,000 in 2009, $799,000 in 2010 and $966,000 in 2011 and thereafter, all of which are included in the table above.

In January 2007, we executed an agreement to lease approximately 48,000 square feet of additional laboratory and office space near the location we currently occupy. The lease has a term of six years. Under the new lease, we are required to make aggregate rent payments of $375,000 in 2007, $595,000 in 2008, $741,000 in 2009, $835,000 in 2010 and $1.0 million in 2011 and thereafter, which are not included in the table above.

In addition to the above, we are required to make a series of annual payments under one of our collaboration agreements beginning on the date that we commercially launched Oncotype DX. The initial payment of $150,000 was made in January 2004. For a period of seven years on each anniversary of this first payment, we are required to make additional payments in increasing amounts. Payments of $150,000 and $300,000 were made in January 2005 and January 2006, respectively. We are required to make additional payments of $300,000 in 2007 and $475,000 in each of 2008 through 2011. However, either party may terminate the agreement upon 30 days’ prior written notice.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur substantial operating losses in the future and to make capital expenditures to keep pace with the expansion of our research and development programs and to scale up our commercial operations. It may take several years to move any one of a number of product candidates in early development through the development phase and validation phase to commercialization. We expect that our cash and cash equivalents will be used to fund working capital and for capital expenditures and other general corporate purposes, such as licensing technology rights, partnering arrangements for our tests outside the United States or reduction of debt obligations. We have spent approximately $6.8 million through December 31, 2006 for facility expansion and improvements and are considering an additional approximately $1.0 million in further facility improvements.

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

We currently anticipate that our cash, cash equivalents and short-term investments, together with collections from Oncotype DX and amounts available under our equipment credit facility, will be sufficient to fund our operations and facility expansion plans for at least the next 12 months. We cannot be certain that any of our reimbursement contract programs or development of future products will be successful or that we will be able to raise sufficient additional funds to see these programs through to a successful result.

Our future funding requirements will depend on many factors, including the following:

•	the rate of progress in establishing reimbursement arrangements with third-party payors;

•	the cost of expanding our commercial and laboratory operations, including our selling and marketing efforts;

•	the rate of progress and cost of research and development activities associated with expansion of Oncotype DX for breast cancer;

•	the rate of progress and cost of research and development activities associated with products in the research phase focused on cancers other than breast cancer;

•	the cost of acquiring or achieving access to tissue samples and technologies;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the effect of competing technological and market developments;

•	the cost and delays in product development as a result of any changes in regulatory oversight applicable to our products; and

•	the economic and other terms and timing of any collaborations, licensing or other arrangements into which we may enter.

We may also use cash to acquire or invest in complementary businesses, technologies, services or products. Until we can generate a sufficient amount of product revenues to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations. The issuance of equity securities may result in dilution to stockholders, and debt financing may involve restrictive covenants. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives. In addition, we may have to work with a partner on one or more of our product development programs or market development programs, which would lower the economic value of those programs to our company.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157. This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS 157 will have on our financial condition, results of operations and cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We plan to adopt FIN 48 as of January 1, 2007 and are currently evaluating the effect that the adoption of FIN 48 will have on our financial condition, results of operations and cash flows.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate risk primarily through our investment portfolio. Our marketable securities consist of high-quality debt securities with maturities beyond 90 days at the date of acquisition, which mature within one year or less. Our long-term investments consist of high-quality debt securities with maturities beyond one year. As of December 31, 2006, we had cash, cash equivalents and short-term investments totaling $44.2 million. Our investment policy calls for investments in short term, low risk, investment-grade instruments. Based on our portfolio content and our ability to hold investments to maturity, we believe that, if market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2006, the decline in fair value would not be material.

ITEM 8.	Financial Statements and Supplementary Data.

Genomic Health, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Genomic Health, Inc.

We have audited the accompanying consolidated balance sheets of Genomic Health, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genomic Health, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 9 to the consolidated financial statements, under the heading Stock-Based Compensation, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Genomic Health, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Palo Alto, California
March 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Genomic Health, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Genomic Health, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Genomic Health, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Genomic Health Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Genomic Health, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Genomic Health, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Genomic Health, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 14, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Palo Alto, California
March 14, 2007

GENOMIC HEALTH, INC.

Consolidated Balance Sheets

	December 31,
	2006	2005
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$14,926	$18,839
Short-term investments	29,289	50,688
Accounts receivable (net of allowance for bad debt; 2006-$510, 2005-$0)	1,862	314
Prepaid expenses and other current assets	1,609	1,584
Employee note receivable	—	37

Total current assets	47,686	71,462
Property and equipment, net	9,421	3,597
Restricted cash	500	500
Other assets	417	240

Total assets	$58,024	$75,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,523	$1,393
Accrued compensation	1,868	955
Accrued expenses and other current liabilities	1,474	1,364
Accrued license fees	907	585
Notes payable — current portion	2,547	1,052
Deferred revenues — current portion	710	238
Lease incentive obligations — current portion	122	74

Total current liabilities	10,151	5,661
Notes payable — long-term portion	4,726	2,621
Deferred revenues — long-term portion	137	—
Lease incentive obligations — long-term portion	761	—
Other liabilities	420	—
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 and none authorized, no shares issued and outstanding at December 31, 2006 and 2005	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 24,548,060 and 24,470,981 shares issued and outstanding at December 31, 2006 and 2005, respectively	2	2
Additional paid-in capital	166,922	167,053
Deferred stock-based compensation	—	(3,297)
Accumulated other comprehensive income (loss)	8	(58)
Accumulated deficit	(125,103)	(96,183)

Total stockholders’ equity	41,829	67,517

Total liabilities and stockholders’ equity	$58,024	$75,799

See accompanying notes.

GENOMIC HEALTH, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except share and per share amounts)

Revenues:
Product revenues	$27,006	$4,823	$227
Contract revenues	2,168	379	100

Total revenues	29,174	5,202	327
Operating expenses:
Cost of product revenues	9,908	6,249	1,828
Research and development	12,841	9,465	10,040
Selling and marketing	24,625	15,348	9,856
General and administrative	12,765	6,485	3,869

Total operating expenses	60,139	37,547	25,593

Loss from operations	(30,965)	(32,345)	(25,266)
Interest income	2,480	1,241	295
Interest expense	(446)	(258)	(4)
Other income (expense), net	11	1	(20)

Net loss	$(28,920)	$(31,361)	$(24,995)

Basic and diluted net loss per share	$(1.18)	$(4.15)	$(13.82)

Shares used in computing basic and diluted net loss per share	24,508,845	7,557,106	1,808,022

See accompanying notes.

GENOMIC HEALTH, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

							Accumulated		Total
					Additional	Deferred	Other		Stockholders’
	Convertible Preferred Stock		Common Stock		Paid-In	Stock-based	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	(Deficit)
	(In thousands, except share and per share amounts)

Balance at December 31, 2003	29,936,839	$51,064	1,741,684	$—	$280	$—	$—	$(39,827)	$(39,547)
Issuance of common stock to employees upon exercise of stock options at $0.66 to $1.38 per share for cash	—	—	222,531	—	143	—	—	—	143
Issuance of common stock to consultants upon exercise of stock options at $0.66 to $1.38 per share for cash	—	—	1,169	—	1	—	—	—	1
Repurchase of common stock issued to founders	—	—	(14,223)	—	—	—	—	—	—
Issuance of Series E convertible preferred stock at $2.82 per share for cash (net of issuance costs of $146)	18,543,980	52,148	—	—	—	—	—	—	—
Deferred stock compensation	—	—	—	—	3,647	(3,647)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	191	—	—	191
Stock-based compensation related to consultant options	—	—	—	—	53	—	—	—	53
Net loss and comprehensive loss	—	—	—	—	—	—	—	(24,995)	(24,995)

Balance at December 31, 2004	48,480,819	103,212	1,951,161	—	4,124	(3,456)	—	(64,822)	(64,154)
Issuance of common stock to employees upon exercise of stock options at $0.58 to $2.88 per share for cash	—	—	266,916	—	245	—	—	—	245
Issuance of common stock to consultants upon exercise of stock options at $0.66 to $2.88 per share for cash	—	—	5,197	—	7	—	—	—	7
Issuance of common stock at $12.00 per share, net of issuance costs	—	—	5,016,722	—	53,458	—	—	—	53,458
Issuance of common stock to Incyte at $12.00 per share	—	—	416,666	—	5,000	—	—	—	5,000
Conversion of preferred stock into common stock	(48,480,819)	(103,212)	16,814,319	2	103,210	—	—	—	103,212
Stock-based compensation related to consultant options	—	—	—	—	92	—	—	—	92
Deferred stock compensation	—	—	—	—	917	(917)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	1,076	—	—	1,076
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(31,361)	(31,361)
Change in unrealized loss on investments	—	—	—	—	—	—	(58)	—	(58)

Comprehensive loss									(31,419)

Balance at December 31, 2005	—	—	24,470,981	2	167,053	$(3,297)	(58)	(96,183)	67,517
Deferred compensation reclassified upon adoption of SFAS 123R on January 1, 2006	—	—	—	—	(3,297)	3,297	—	—	—
Issuance of common stock to employees upon exercise of stock options at $0.63 to $9.39 per share for cash	—	—	74,826	—	173	—	—	—	173
Issuance of common stock to consultants upon exercise of stock options at $2.88 per share for cash	—	—	2,253	—	6	—	—	—	6
Stock-based compensation related to employee stock options	—	—	—	—	2,904	—	—	—	2,904
Stock-based compensation related to consultant stock options	—	—	—	—	83	—	—	—	83
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(28,920)	(28,920)
Change in unrealized loss on investments	—	—	—	—	—	—	66	—	66

Comprehensive loss									(28,854)

Balance at December 31, 2006	—	$—	24,548,060	$2	$166,922	$—	$8	$(125,103)	$41,829

See accompanying notes.

GENOMIC HEALTH, INC.

Consolidated Statements of Cash Flows

	December 31,
	2006	2005	2004
	(In thousands)

Operating activities
Net loss	$(28,920)	$(31,361)	$(24,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,579	1,522	1,008
Employee stock-based compensation	2,904	1,076	191
Non-employee stock-based compensation	83	92	53
Gain or loss on disposal of property and equipment	3	(31)	20
Changes in assets and liabilities:
Accounts receivable	(1,548)	(314)	—
Employee note receivable	37	76	(113)
Prepaid expenses and other current assets	(25)	(683)	(338)
Other assets	216	(107)	—
Accounts payable	1,130	292	274
Accrued expenses and other liabilities	432	1,247	527
Accrued compensation	913	352	261
Deferred revenues	609	238	—
Lease incentive obligations	809	—	—

Net cash used in operating activities	(20,778)	(27,601)	(23,112)

Investing activities
Purchase of property and equipment	(8,379)	(2,972)	(1,856)
Purchase of short-term investments	(40,068)	(50,688)	—
Maturities of short-term investments	61,467	—	—
Unrealized gains (losses) on investment securities	66	(58)	—
Restricted cash	—	(500)	50

Net cash provided by (used in) investing activities	13,086	(54,218)	(1,806)

Financing activities
Proceeds from notes payable	4,912	4,090	—
Principal payments of notes payable	(1,312)	(417)	—
Net proceeds from issuance of common stock	179	58,710	144
Net proceeds from issuance of convertible preferred stock	—	—	52,148
Repayment of long-term debt due to related party	—	—	(161)

Net cash provided by financing activities	3,779	62,383	52,131

Net increase (decrease) in cash and cash equivalents	(3,913)	(19,436)	27,213
Cash and cash equivalents at the beginning of period	18,839	38,275	11,062

Cash and cash equivalents at the end of period	$14,926	$18,839	$38,275

Supplemental disclosure of cash flow information
Cash paid for interest	$446	$258	$4
Non-cash transactions:
Preferred stock converted to common upon initial public offering	—	103,212	—

See accompanying notes.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Note 1.	Organization and Summary of Significant Accounting Policies

The Company

Genomic Health, Inc., or the Company, was incorporated in Delaware in August 2000. The Company was organized to deliver individualized genomic information to patients and their physicians to improve the quality of treatment decisions for patients with cancer. The Company’s first test, Oncotype DX, was launched in 2004 and is used for early stage breast cancer patients to predict the likelihood of cancer recurrence, the likelihood of patient survival within 10 years of diagnosis and the likelihood of chemotherapy benefit. The Company has incurred significant losses and expects to incur additional losses for at least the next two years as commercial and development efforts continue.

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

An additional $5.0 million was raised on October 4, 2005, through the private sale of 416,666 shares common stock to Incyte Corporation, a related party. As of December 31, 2006, to the Company’s knowledge, Incyte Corporation had divested its holdings in the Company’s common stock. See Note 10 to the Company’s consolidated financial statements for further information on related parties.

Principles of Consolidation

The consolidated financial statements include all the accounts of the Company and all wholly owned subsidiaries. The Company has one wholly-owned subsidiary, Oncotype Laboratories, Inc., which was established in 2003 and is inactive.

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company invests in money market securities through a major U.S. bank and is exposed to credit risk in the event of default by the financial institution to the extent of amounts recorded on the balance sheets.

The Company invests in short-term and long-term marketable securities, primarily corporate notes, government agencies, asset-backed securities and municipal bonds. The Company considers all investments with a maturity date less than one year as of the balance sheet date to be short-term investments. These securities are carried at estimated fair value with unrealized gains and losses included in stockholders’ equity. Those investments with a maturity date greater than one year as of the balance sheet date are considered to be long-term investments. All investments are available for sale.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Restricted Cash

In September 2005, the Company entered into a non-cancelable facilities lease with the facility owner that has a term of six years. In connection with this lease, the Company was required to secure a letter of credit, which totaled $500,000 and is classified as restricted cash on the balance sheet.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, short-term investments, trade receivables, accounts payable, approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans and capital lease obligations with similar terms, the carrying value of the Company’s debt obligations approximates fair value.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter.

Leases

The Company enters into lease agreements for its laboratory and office facilities. These leases are classified as operating leases. Rent expense is recognized on a straight-line basis over the term of the lease. Incentives granted under the Company’s facilities leases, including allowances to fund leasehold improvements and rent holidays, are capitalized as deferred rent and are recognized as reductions to rental expense on a straight-line basis over the term of the lease.

Intangible assets

Intangible assets with definite useful lives are recorded at cost, less accumulated amortization. Amortization is recognized over their estimated useful lives.

Impairment of Long-lived Assets

The Company reviews long-lived assets, which include property and equipment and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. An impairment loss would be recognized when estimated discounted future cash flows expected to result from the use of the asset and its eventual disposition is less then its carrying amount. Impairment, if any, is assessed using discounted cash flows. Through December 31, 2006, there have been no such losses.

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

Concentration of Risk

Cash, cash equivalents, short-term investments and accounts receivable are financial instruments which potentially subject the Company to concentrations of credit risk. The Company invests in debt instruments and in money market funds, and by policy, limits the amount in any one type of investment, other than securities issued or guaranteed by the U.S. Government. Through December 31, 2006, no material losses had been incurred. One major customer accounted for approximately 47% of the Company’s product revenue for the year ended December 31, 2006; no revenue from this customer was recorded in 2005. This customer represented 59% of the Company’s net accounts receivable balance as of December 31, 2006. Another major customer accounted for approximately 4% and 11% of the Company’s revenue in 2006 and 2005, respectively. This customer represented 17% and 70% of the Company’s accounts receivable balance as of December 31, 2006 and 2005, respectively.

Comprehensive Loss

The Company displays comprehensive loss and its components as part of the statements of stockholders’ equity. Other comprehensive loss consists entirely of unrealized gains and losses on investments.

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

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2006 and 2005.

Income Taxes

The Company uses the liability method for income taxes, whereby deferred income taxes are provided on items recognized for financial reporting purposes over different periods than for income tax purposes. Valuation allowances are provided when the expected realization of tax assets does not meet a more-likely-than-not criterion.

Stock-based Compensation

Through December 31, 2005, the Company accounted for stock-based payment transactions under Accounting Principles Board Opinion No. 25, or APB 25. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, or SFAS 123R. SFAS 123R, which addresses the accounting for stock-based payment transactions whereby an entity receives employee services in exchange for equity instruments, including stock options. SFAS 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under APB 25, and instead requires that such transactions be

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounted for using a fair-value based method. SFAS 123R is a complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding assumptions used in determining fair value. The Company uses the Black-Scholes valuation method, which requires the use of estimates such as stock price volatility and expected options lives, as well as expected option forfeiture rates, to value equity-based compensation. There is little historical evidence or guidance available with respect to developing these assumptions and models. Expected volatility is based on comparable peer data as well as historical volatility of the Company’s stock. The expected life of options granted is estimated based on historical option exercise and employee termination experience and peer group data.

The Company has elected the modified prospective transition method as permitted under SFAS 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation expense resulting from the adoption of SFAS 123R represents expense related to stock options granted during the year ended December 31, 2006, as well as stock options granted prior to, but not yet vested as of, January 1, 2006. As of December 31, 2006, total compensation expense related to non-vested stock options not yet recognized was $14.3 million, which is expected to be recognized over a period of 39 months.

Equity instruments granted to non-employees are valued using the Black-Scholes method and accounted for as prescribed by SFAS 123R and Emerging Issues Task Force, or EITF, Consensus No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and will be subject to periodic revaluation over their vesting terms.

Revenue Recognition

The Company derives its revenues from product sales and contract research arrangements. The Company operates in one industry segment. Product revenues are derived solely from the sale of the Oncotype DX test. Third-party payors are billed upon generation and delivery of a Recurrence Score report to the physician.

The Company’s product revenues for tests performed are recognized when the following criteria of revenue recognition are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Criterion (2) is satisfied when the Company performs the test and generates and delivers a report to the physician. Determination of criteria (3) and (4) is based on management’s judgments regarding the nature of the fee charged for products or services delivered and the collectibility of those fees. Product revenues where all criteria set forth above are not met are recognized on a cash basis when cash is received.

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

In 2006 the Company began accruing an allowance for bad debt against its accounts receivable consistent with historical payment experience. Bad debt expense is included in general and administrative expense on the Company’s consolidated statements of operations. As of December 31, 2006, the Company’s allowance for bad debt was $510,000. No write-offs for bad debt were recorded against the allowance during the year ended December 31, 2006. Bad debt expense was $510,000 was for the year ended December 31, 2006. No bad debt

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense was recorded for the years ended December 31, 2005 and 2004 because the vast majority of revenues were recorded on a cash basis. Accounts receivable over 90 days will be written off when the appeals process is exhausted, when an unfavorable coverage decision is received, or when there is other substantive evidence that the account will not be paid.

Contract revenues are derived from studies conducted with biopharmaceutical and pharmaceutical companies and are recognized on a contract specific basis. Contract revenues are recorded on an accrual basis as the contractual obligations are completed. Under certain contracts, the Company’s input, measured in terms of full-time equivalent level of effort or running a set of assays through its laboratory under a contractual protocol, triggers payment obligations and revenues are recognized as costs are incurred or assays are processed. Certain contracts have payment obligations that are triggered as milestones are complete, such as completion of a successful set of experiments. In these cases, revenues are recognized when the milestones are achieved.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157. This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its financial condition, results of operations and cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007 and is currently evaluating the effect that the adoption of FIN 48 will have on its financial condition, results of operations and cash flows.

Note 2.	Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period without consideration for potential common shares. Diluted net loss per share is computed by dividing the loss by the weighted-average number of common shares outstanding for the period less the weighted-average unvested common shares subject to repurchase and dilutive potential common shares for the period determined using the treasury-stock method. For purposes of this calculation, preferred stock and options to purchase stock are considered to be potential common shares and are only included in the calculation of diluted loss per share when their effect is dilutive.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except share and per share data)

Historical
Numerator:
Loss applicable to common stockholders	$(28,920)	$(31,361)	$(24,995)

Denominator:
Weighted-average common shares outstanding	24,508,845	7,557,106	1,808,022

Basic and diluted loss per share	$(1.18)	$(4.15)	$(13.82)

Historical outstanding dilutive securities not included in diluted net loss per share calculation
Preferred stock	—	—	16,160,273
Options to purchase common stock	2,940,803	2,021,276	1,423,508

	2,940,803	2,021,276	17,583,781

Note 3.	Collaboration and Specimen Transfer Agreements

The Company has entered into a variety of specimen transfer and collaboration agreements relating to its development efforts. The Company recorded collaboration expenses of $1.5 million, $333,000 and $1.1 million for the years ended December 31, 2006, 2005 and 2004, respectively, relating to services provided in connection with these agreements. In addition to these expenses, certain agreements contain provisions for royalties from inventions resulting from these collaborations.

At December 31, 2006, future milestone payments, exclusive of royalty payments, relating to the launch and commercialization of Oncotype DX total approximately $2.2 million and are payable as follows (in thousands):

Milestone
Payments

January 2007	$300
January 2008	475
January 2009	475
January 2010	475
January 2011	475

Total	$2,200

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

The Company is a party to various agreements under which it licenses technology on a nonexclusive basis in the field of human diagnostics. Access to these licenses enables the Company to process its laboratory tests for

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Oncotype DX. Payments under these agreements for the years ended December 31, 2006, 2005 and 2004 were $2.2 million, $786,000 and $477,000, respectively, and were included in cost of product revenues.

Note 5.	Short-term Investments

The following tables illustrate the Company’s available-for-sale securities as of the dates indicated:

	December 31, 2006
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

Debt securities of U.S. government agencies	$9,082	$3	$—	$9,085
Corporate debt securities	20,199	5	—	20,204

Total	$29,281	$8	$—	$29,289

	December 31, 2005
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

Debt securities of U.S. government agencies	$14,625	$—	$(8)	$14,617
Corporate debt securities	31,326	—	(43)	31,283
Asset-backed securities	4,795	—	(7)	4,788

Total	$50,746	$—	$(58)	$50,688

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at December 31, 2006 was as follows:

	December 31, 2006
	Cost	Market Value
	(In thousands)

Due in one year or less	$29,281	$29,289

Note 6.	Property and Equipment

The following table summarizes the Company’s property and equipment as of the dates indicated:

	December 31,
	2006	2005
	(In thousands)

Computer equipment and software	$1,264	$1,137
Lab equipment	7,016	5,467
Furniture and fixtures	280	205
Leasehold improvements	7,296	343
Construction in progress	122	450

	15,978	7,602
Less accumulated depreciation and amortization	(6,557)	(4,005)

	$9,421	$3,597

For the years ended December 31, 2006, 2005 and 2004, the Company recorded depreciation and amortization expense of $2.6 million, $1.5 million and $1.0 million, respectively.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Commitments

Notes Payable

In March 2005, the Company entered into an arrangement to finance the acquisition of laboratory equipment, computer hardware and software, leasehold improvements and office equipment. In connection with this arrangement, the Company granted the lender a security interest in the assets purchased with the borrowed amounts. The Company could not prepay any amounts owed until April 2006, at which point the Company could prepay all, but not part, of the amounts owing under the arrangement so long as it also pay a 6% premium on the remaining payments. This premium is reduced to 5% in 2007 and 4% in 2008. As of December 31, 2006, borrowings under this arrangement were $7.3 million at an annual interest rate of 10.23%, 10.30%, 10.49%, 10.56%, 10.65%, 11.01%, 11.18% or 11.30%, depending on the applicable note. According to the terms of the arrangement the Company is required to notify the lender if there is a material adverse change. The Company complied with all the material covenants of the finance arrangement during the years ended December 31, 2006 and 2005.

As of December 31, 2006, the Company’s aggregate commitments under its financing arrangement were as follows (in thousands):

Annual
Payment
Amounts

Years Ending December 31,
2007	$3,223
2008	3,073
2009	1,934
2010	238

Total minimum payments	8,468
Less: interest portion	(1,195)

Present value of net minimum payments	7,273
Less: current portion of obligations	(2,547)

Long-term obligations	$4,726

Leases

During 2003, the Company entered into an agreement to extend its then existing sublease through May 31, 2005, wherein monthly rent beginning October 1, 2003, was modified to be $75,000 per month. During 2005, the Company entered into an additional agreement to extend the original four-year term of the sublease agreement through February 28, 2006, wherein monthly rent beginning June 1, 2005 was modified to $40,000 per month. As part of this 2005 agreement, the Company agreed to sublease additional adjacent premises effective February 8, 2005 through February 28, 2006 at a rate of $14,000 per month, with first and last monthly payments of $10,000 and $14,000, respectively. In September 2005, the Company entered into a non-cancelable lease directly with the facility owner for the entire 48,000 square feet of laboratory and office space that the Company currently occupies. The lease has a term of six years and included lease incentive obligations of $960,000, which are being amortized on a straight-line basis over the life of the lease.

Rent expense under all operating leases amounted to $810,000, $838,000 and $911,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future non-cancelable commitments under operating leases at December 31, 2006, were as follows (in thousands):

Annual
Payment
Amounts

Years Ending December 31,
2007	$730
2008	753
2009	778
2010	799
2011	827
Thereafter	139

Total minimum payments	$4,026

Note 8.	Convertible Preferred Stock and Stockholders’ Equity (Deficit)

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

On October 4, 2005, the Company completed its initial public offering of 5,016,722 shares of common stock at a price to the public of $12.00 per share. Upon consummation of the offering, all 48,480,819 outstanding shares of preferred stock converted into 16,160,273 of shares of common stock and a dividend of 654,046 common shares was distributed to the stockholders on conversion.

Note 9.  Common Stock and Equity Plans

Common Stock

As of December 31, 2006, the Company had 24,548,060 shares of common stock outstanding. Common stock reserved for issuance as of December 31, 2006 is as follows:

Options outstanding	2,940,803
Future option grants	3,258,436

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

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reverse Stock Split

On September 23, 2005, the Company effected a 1-for-3 reverse stock split of its common stock. All share and per share amounts have been retroactively restated in the accompanying consolidated financial statements and notes for all periods presented.

2005 Stock Incentive Plan

On September 8, 2005, the Board of Directors approved the 2005 Stock Incentive Plan, or 2005 Plan, that was later approved by the Company’s stockholders. The Company has reserved 5,000,000 shares of the Company’s common stock for issuance under the 2005 Plan. The 2005 Plan became effective upon the closing of the Company’s initial public offering on October 4, 2005. Pursuant to the 2005 Plan, stock options, restricted shares, stock units, and stock appreciation rights may be granted to employees, consultants, and outside directors of the Company. Options granted may be either incentive stock options or nonstatutory stock options.

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

2001 Stock Incentive Plan

The Company’s 2001 Stock Incentive Plan, or 2001 Plan, was terminated upon completion of the Company’s initial public offering in October 2005. No shares of common stock are available under the 2001 Plan other than to satisfy exercises of stock options granted under the 2001 Plan prior to its termination. Under the 2001 Plan, incentive stock options and nonstatutory stock options were granted to employees, officers, and directors of, or consultants to, the Company and its affiliates. Options granted under the 2001 Plan expire no later than 10 years from the date of grant.

Adoption of SFAS 123R

Until December 31, 2005, the Company followed APB 25 to account for employee stock options using the intrinsic value method. Under APB 25, no compensation expense is recognized when the exercise price of the

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s employee stock options equals the market price of the underlying stock on the date of grant. On January 1, 2006, the Company adopted SFAS 123R, which addresses the accounting for stock-based payment transactions whereby an entity receives employee services in exchange for equity instruments, including stock options. SFAS 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under APB 25, and instead requires that such transactions be accounted for using a fair-value based method. The Company uses the Black-Scholes option valuation model to value stock options under SFAS 123R.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects (if any) of stock-based compensation expense pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool, or APIC pool, related to the tax effects of employee stock-based compensation, and to determine the subsequent impact to the APIC pool and the consolidated statements of operations and cash flows of the tax effects (if any) of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

Employee stock-based compensation expense recognized for the year ended December 31, 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company recorded employee stock-based compensation expense of $2.9 million for the year ended December 31, 2006 as a result of the adoption of SFAS 123R. The following table presents the impact of the adoption of SFAS 123R on selected statements of operations line items for the year ended December 31, 2006:

For the Year Ended
December 31,
2006
(In thousands)

Cost of product revenues	$167
Research and development	821
Selling and marketing	779
General and administrative	1,137

Total	$2,904

As a result of adopting SFAS 123R on January 1, 2006, the Company’s net loss for year ended December 31, 2006 was $1.8 million higher than if it had continued to account for stock-based compensation under APB 25. Basic and diluted net loss per share for the year ended December 31, 2006 was $0.07 higher than if the Company had continued to account for stock-based compensation under APB 25.

Stock-based compensation expense resulting from the adoption of SFAS 123R represents expense related to stock options granted during the year ended December 31, 2006, as well as stock options granted prior to, but not yet vested as of, January 1, 2006. As of December 31, 2006, total compensation expense related to non-vested stock options not yet recognized was $14.3 million, which is expected to be allocated to expenses over a remaining vesting period of 39 months.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Information for Period Prior to Adoption of SFAS 123R

The following pro forma net loss and loss per share were determined as if the Company had accounted for employee stock-based compensation for its employee stock option plans under the fair value method prescribed by SFAS 123:

	Year Ended December 31,
	2005	2004
	(In thousands, except per share amounts)

Net loss — as reported	$(31,361)	$(24,995)
Add: Total stock-based employee compensation expense included in net loss	1,076	191
Deduct: Total stock-based employee compensation expense determined under the fair-value based method for all awards	(1,482)	(320)

Net loss, pro forma	$(31,767)	$(25,124)

Net loss per share:
Basic and diluted, pro forma	$(4.20)	$(13.90)

Valuation Assumptions

The employee stock-based compensation expense recognized under SFAS 123R and presented in the pro forma disclosure required under SFAS 123 was determined using the Black-Scholes option valuation model. Option valuation models require the input of highly subjective assumptions and these assumptions can vary over time. Expected volatility is based on comparable peer data as well as the historical volatility of the Company’s stock. The expected life of options granted is estimated based on historical option exercise and employee termination experience and comparable peer data. The risk-free interest rate is estimated using rates available on U.S. Treasury securities with a remaining term approximating the expected life of the options. The Company uses a dividend yield of zero as it has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future. The weighted-average fair values and the assumptions used in calculating such values during each fiscal period are as follows:

	Year Ended December 31,
	2006	2005	2004

Volatility factor	68%	77%	80%
Risk-free interest rate	4.76%	4.00%	2.80%
Dividend yield	0%	0%	0%
Expected life of options	5.5 years	4.8 years	4.0 years
Weighted-average fair value	$10.27	$6.39	4.98

Stock Options Granted to Non-employees

The Company grants options to consultants from time to time in exchange for services performed for the Company. During the years ended December 31, 2006, 2005 and 2004, the Company granted options to purchase

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2,850, 10,172 and 8,333 shares, respectively, of common stock to consultants. The fair value of these option grants was determined using the Black-Scholes option pricing model using the following assumptions:

	Year Ended December 31,
	2006	2005	2004

Volatility factor	70%	75%	80%
Risk-free interest rate	4.80%	4.00%	2.40%
Dividend yield	0%	0%	0%
Expected life of options	10 years	10 years	10 years

In general, the options vest over the contractual period of the consulting arrangement and, therefore, the Company will revalue the options periodically and record additional compensation expense related to these options over the remaining vesting period. During the years ended December 31, 2006, 2005 and 2004, compensation expense related to these options was $83,000, $92,000 and $53,000, respectively.

Stock Option Activity

The following is a summary of option activity for the years ended December 31 2006, 2005 and 2004:

	Outstanding Options
	Shares Available	Number of	Weighted-Average
	for Grant	Shares	Exercise Price

Balance at December 31, 2003	1,541,248	710,470	$0.74
Options granted	(942,453)	942,453	$2.18
Options exercised	—	(223,700)	$0.64
Options cancelled	5,715	(5,715)	$0.96

Balance at December 31, 2004	604,510	1,423,508	$1.71
Options authorized	5,000,000	—
Options granted	(877,606)	877,606	$8.48
Options exercised	—	(272,113)	$0.93
2001 Plan shares expired	(443,998)	—
Options cancelled	7,725	(7,725)	$1.92

Balance at December 31, 2005	4,290,631	2,021,276	$4.75
Options granted	(1,068,105)	1,068,105	$16.59
Options exercised	—	(77,079)	$2.36
2001 Plan shares expired	(35,589)	—
Options cancelled	71,499	(71,499)	$5.94

Balance at December 31, 2006	3,258,436	2,940,803	$9.10

The intrinsic value of stock options exercised during 2006, 2005 and 2004 was $948,000 $942,000 and $160,000 respectively. The estimated fair value of options vesting in 2006, 2005 and 2004 was $2.7 million, $1.6 million and $436,000, respectively.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information concerning outstanding and exercisable options under the 2001 and 2005 Plans as of December 31, 2006:

	Options Outstanding
		Weighted-Average		Options Exercisable
Exercise	Number	Years Remaining	Weighted-Average	Number	Weighted-Average
Price Range	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$0.58 - $1.33	582,609	6.61	$1.10	403,319	$1.01
$2.88 - $2.88	516,773	8.02	$2.88	239,007	$2.88
$3.17 - $3.17	69,348	2.92	$3.17	34,674	$3.17
$9.39 - $9.39	610,209	8.92	$9.39	148,059	$9.39
$9.55 - $17.24	487,409	8.85	$12.14	35,429	$10.51
$18.89 - $22.45	674,455	9.92	$18.93	—	$—

	2,940,803			860,488

At December 31, 2006, the aggregate intrinsic value of the outstanding options was $28.2 million and the aggregate intrinsic value of the exercisable options was $13.1 million. The weighted-average remaining contractual life for exercisable options was 7.11 years.

Deferred Stock-based Compensation

During 2004, stock options were granted with exercise prices that were equal to the estimated fair value of the common stock on the date of grant as determined by the Board of Directors. Subsequent to the commencement of the initial public offering process, the Company reassessed the fair value of its common stock and determined that options granted from January 2004 through September 2005 were granted at exercise prices that were below the reassessed fair value of the common stock on the date of grant. Accordingly, deferred stock-based compensation of $3.6 million was recorded during 2004 in accordance with APB 25 and presented as a separate component of stockholder’s equity. In the year ended December 31, 2005, an additional $917,000 of deferred stock-based compensation was recorded. The Company recorded stock-based compensation expense of $1.1 million and $191,000, for the years ended December 31, 2005 and 2004, respectively.

In accordance with the provisions of SFAS 123R, on January 1, 2006 the Company reversed the balance in deferred compensation to additional paid-in capital on its balance sheet.

Note 10.	Related Party Transactions

During 2000 and 2001 Incyte Corporation purchased shares of the Company’s Series A Preferred Stock and Series C Preferred Stock for an aggregate purchase price of $6.0 million. The Company has two active agreements with Incyte that were entered into in March 2001 in connection with the sale of convertible preferred stock to Incyte; a LifeSeq collaborative agreement and a patent license agreement. The Company also entered into a collaboration and technology transfer agreement with Incyte and a Proteome BioKnowledge Library license agreement with Proteome, Inc., a then wholly owned subsidiary of Incyte, both of which have been terminated. Under these agreements, the Company paid Incyte database access fees of $1.0 million in 2004 and incurred royalties expense of $2,000, $48,000 and $270,000 in 2004, 2005 and 2006, respectively.

In connection with the completion of the Company’s initial public offering on October 4, 2005, Incyte’s shares of the Company’s preferred stock were converted into common stock. Additionally, in connection with its initial public offering, the Company exercised an election under which Incyte was required to acquire an additional $5.0 million of the Company’s common stock. One of the Company’s directors is also director of Incyte and holds shares, directly or beneficially, of both companies. As of December 31, 2006, Incyte had completely divested its holdings in the Company’s common stock.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Income Taxes

The Company has not recognized a provision for income taxes for any of the periods presented because the Company has incurred operating losses to date.

As of December 31, 2006 and 2005, the Company had deferred tax assets of approximately $50.7 million and $39.4 million, respectively. Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by approximately $11.3 million, $12.3 million and $10.1 million during the years ended December 31, 2006, 2005 and 2004, respectively. Deferred tax assets primarily relate to net operating loss and tax credit carryforwards.

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	December 31,
	2006	2005
	(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$45,503	$36,157
Capitalized costs	1,310	1,428
Research tax credits	2,684	1,871
Other	1,170	(96)

Total deferred tax assets	50,667	39,360
Valuation allowance	(50,667)	(39,360)

Net deferred tax assets	$—	$—

As of December 31, 2006, the Company had federal and state net operating loss carryforwards of approximately $114.2 million and $111.1 million, respectively, and federal and state research and development tax credit carryforwards of approximately $1.6 million and $1.6 million, respectively. The net operating loss and tax credit carryforwards will expire at various dates beginning in 2013 if not utilized.

Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations defined by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Note 12.	Subsequent Events

In January 2007, the Company entered into a non-cancelable lease for an additional 48,000 square feet of laboratory and office space near the location the Company currently occupies. The lease has a term of six years and includes lease incentive obligations of $420,000, which are being amortized on a straight-line basis over the life of the lease. Under the new lease, the Company is required to make aggregate rent payments of $375,000 in 2007, $595,000 in 2008, $741,000 in 2009, $835,000 in 2010 and $1.0 million in 2011 and thereafter. In connection with this lease, the Company paid a cash security deposit of $151,000.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Selected Quarterly Financial Data (Unaudited)

The following table contains selected unaudited statement of operations information for each of the quarters in 2006 and 2005. The Company believes that the following information reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Quarter Ended	March 31	June 30	September 30	December 31
	(In thousands, except per share data)

2006
Revenue(1)	$5,060	$8,379	$7,119	$8,616
Net loss	(6,830)	(4,915)	(8,180)	(8,995)
Basic and diluted net loss per common share	$(0.28)	$(0.20)	$(0.33)	$(0.37)
2005
Revenue	$442	$1,243	$1,592	$1,925
Net loss	(7,586)	(8,113)	(7,445)	(8,217)
Basic and diluted net loss per common share	$(3.85)	$(4.07)	$(3.42)	$(0.34)

The increases in revenue in first and second quarters of 2006 were attributable to increased demand for Oncotype DX following clinical presentations at major symposia in December 2005 and February 2006, as well as the May 2006 publication of two peer-reviewed articles supporting the use and reimbursement of Oncotype DX. In addition, several third-party payors, including National Heritage Insurance Company (NHIC), the local Medicare carrier for California with jurisdiction for claims submitted by the Company for Medicare patients, issued positive coverage determinations for the test.

Per share amounts for the quarters and full year have been calculated separately. Accordingly quarterly amounts may not add to the annual amount because of differences in the weighted-average common shares outstanding during each period principally due to the effect of the Company’s issuing shares of its common stock during the year. Basic and diluted net loss per share decreased significantly from the third quarter of 2005 to the fourth quarter of 2005 due to the increase in outstanding common stock resulting from the Company’s initial public offering on September 28, 2005.

Basic and diluted net loss per common share are identical as common equivalent shares are excluded from the calculation because their effect is anti-dilutive.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 9A.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.  We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining internal control over our financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework. Based on the assessment using those criteria, management concluded that, as of December 31, 2006, our internal control over financial reporting was effective. Our independent registered public accounting firm, Ernst & Young LLP, audited the consolidated financial statements included in this Annual Report on Form 10-K and have issued an audit report on management’s assessment of our internal control over financial reporting as well as on the effectiveness our internal control over financial reporting. The report on the audit of internal control over financial reporting appears on page 59.

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

ITEM 9B.	Other Information.

None

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to directors is incorporated by reference from the information under the caption “Election of Directors” contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2007 Annual Meeting of Stockholders to be held on June 12, 2007, or Proxy Statement. Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

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

Our Board of Directors has appointed an Audit Committee, comprised of Mr. Randall S. Livingston, as Chairman, Mr. Samuel D. Colella and Mr. Michael D. Goldberg. The Board of Directors has determined that Mr. Livingston qualifies as an Audit Committee Financial Expert under the definition outlined by the Securities and Exchange Commission. In addition, each of the members of the Audit Committee qualifies as an “independent director” under the current rules of the NASDAQ Global Market and Securities and Exchange Commission rules and regulations.

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

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the information under the caption “Certain Relationships and Related Transactions” contained in the Proxy Statement.

ITEM 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the information under the caption “Principal Accountant Fees and Services” contained in the Proxy Statement.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this report:

(1) Financial Statements

Reference is made to the Index to Consolidated Financial Statements of Genomic Health under Item 8 of Part II hereof.

(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

(3) Exhibits

See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b)	Exhibits

Exhibit No.	Description of Document

3(i)	Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.3 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
3(ii)	Amended and Restated Bylaws of the Company, as amended April 27, 2006 (incorporated by reference to exhibit 3(ii) to the Company’s Current Report on Form 8-K filed on May 2, 2006.
4.1	Specimen Common Stock Certificate (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
4.2	Amended and Restated Investors’ Rights Agreement, dated February 9, 2004 between the Company and certain of its stockholders (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10.1#	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10.2#	2001 Stock Incentive Plan and forms of agreements thereunder (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10.3#	2005 Stock Incentive Plan and forms of agreements thereunder (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File 333-126626), as amended, declared effective on September 28, 2005).
10.4.1	Sublease Agreement dated June 1, 2001 between the Company and Corixa Corporation (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10.4.2	First Amendment to Sublease Agreement dated October 29, 2003 between the Company and Corixa Corporation (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

Exhibit No.	Description of Document

10.4.3	Second Amendment to Sublease Agreement dated January 31, 2005 between the Company and Corixa Corporation (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10.5†	PCR Patent License Agreement dated February 21, 2005 between the Company and Roche Molecular Systems, Inc. (incorporated by reference to exhibit 10.8 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10.6.1	Master Security Agreement dated March 30, 2005 between the Company and Oxford Finance Corporation (incorporated by reference to exhibit 10.9.1 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10.6.2	Form of Promissory Note (Equipment) issued by the Company in favor of Oxford Finance Corporation (incorporated by reference to exhibit 10.9.2 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10.6.3	Form of Promissory Note (Computers and Software) issued by the Company in favor of Oxford Finance Corporation (incorporated by reference to exhibit 10.9.3 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10.6.4*	Schedule of Promissory Notes issued by the Company in favor of Oxford Finance Corporation.
10.7	Lease dated September 23, 2005 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.10 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10.8*	Lease dated January 2, 2007 between the Company and Metropolitan Life Insurance Company.
21.1	List of Subsidiaries (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1*	Power of Attorney (see page 84 of this Form 10-K).
31.1*	Rule 13a — 14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a — 14(a) Certification of the Chief Financial Officer.
32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	Filed herewith.

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

†	Confidential treatment has been granted with respect to certain portions of these agreements.

#	Indicates management contract or compensatory plan or arrangement.

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

Date: March 16, 2007

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

Signature	Title	Date

/s/ Randal W. Scott Randal W. Scott, Ph.D.	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 16, 2007

/s/ G. Bradley Cole G. Bradley Cole	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2007

/s/ Kimberly J. Popovits Kimberly J. Popovits	President, Chief Operating Officer and Director	March 15, 2007

/s/ Julian C. Baker Julian C. Baker	Director	March 15, 2007

/s/ Brook H. Byers Brook H. Byers	Director	March 15, 2007

/s/ Fred E. Cohen Fred E. Cohen, MD., Ph.D.	Director	March 15, 2007

Signature	Title	Date

/s/ Samuel D. Colella Samuel D. Colella	Director	March 15, 2007

/s/ Michael D. Goldberg Michael D. Goldberg	Director	March 15, 2007

/s/ Randall S. Livingston Randall S. Livingston	Director	March 15, 2007

/s/ Woodrow A. Myers Woodrow A. Myers Jr., MD	Director	March 15, 2007

EXHIBIT INDEX

Exhibit No.		Description of Document

3	(i)	Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.3 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
3	(ii)	Amended and Restated Bylaws of the Company, as amended April 27, 2006 (incorporated by reference to exhibit 3(ii) to the Company’s Current Report on Form 8-K filed on May 2, 2006).
4.1		Specimen Common Stock Certificate (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
4.2		Amended and Restated Investors’ Rights Agreement, dated February 9, 2004 between the Company and certain of its stockholders (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10	.1#	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10	.2#	2001 Stock Incentive Plan and forms of agreements thereunder (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10	.3#	2005 Stock Incentive Plan and forms of agreements thereunder (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10	.4.1	Sublease Agreement dated June 1, 2001 between the Company and Corixa Corporation (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10	.4.2	First Amendment to Sublease Agreement dated October 29, 2003 between the Company and Corixa Corporation (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10	.4.3	Second Amendment to Sublease Agreement dated January 31, 2005 between the Company and Corixa Corporation (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10	.5†	PCR Patent License Agreement dated February 21, 2005 between the Company and Roche Molecular Systems, Inc. (incorporated by reference to exhibit 10.8 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10	.6.1	Master Security Agreement dated March 30, 2005 between the Company and Oxford Finance Corporation (incorporated by reference to exhibit 10.9.1 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10	.6.2	Form of Promissory Note (Equipment) issued by the Company in favor of Oxford Finance Corporation (incorporated by reference to exhibit 10.9.2 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10	.6.3	Form of Promissory Note (Computers and Software) issued by the Company in favor of Oxford Finance Corporation (incorporated by reference to exhibit 10.9.3 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10	.6.4*	Schedule of Promissory Notes issued by the Company in favor of Oxford Finance Corporation.
10.7		Lease dated September 23, 2005 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.10 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10	.8*	Lease dated January 2, 2007 between the Company and Metropolitan Life Insurance Company.
21.1		List of Subsidiaries (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
23	.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.
24	.1*	Power of Attorney (see page 84 of this Form 10-K).

Exhibit No.		Description of Document

31	.1*	Rule 13a — 14(a) Certification of Chief Executive Officer.
31	.2*	Rule 13a — 14(a) Certification of the Chief Financial Officer.
32	.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32	.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	Filed herewith.

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

†	Confidential treatment has been granted with respect to certain portions of these agreements.

#	Indicates management contract or compensatory plan or arrangement.

Copies of above exhibits not contained herein are available to any stockholder, upon payment of a reasonable per page fee, upon written request to: Chief Financial Officer, Genomic Health, Inc., 301 Penobscot Drive, Redwood City, California 94063.