Form 10-K/A
period 2006-12-31
GENOMIC HEALTH INC
filed 2007-03-23
CIK 1131324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission File Number: 000-51541
GENOMIC HEALTH, INC.
(Exact name of Registrant as specified in its charter)

Delaware	77-0552594
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

301 Penobscot Drive	94063
Redwood City, California (Address of principal executive offices)	(Zip Code)
(650) 556-9300
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered:

Common Stock	The NASDAQ Stock Market LLC
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

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
SIGNATURES
Exhibit Index
EXHIBIT 31.1
EXHIBIT 31.2

EXPLANATORY NOTE
     Genomic Health, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 16, 2007 (the “Original Filing”). This Amendment is being filed solely for the purpose of correcting the certifications filed as Exhibits 31.1 and 31.2 to the Original Filing, each of which inadvertently omitted paragraph 4(b).
PART IV
ITEM 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Description of Document
31.1	Rule 13a — 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a — 14(a) Certification of the Chief Financial Officer.

2

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENOMIC HEALTH, INC.

	By:	/s/ Randal W. Scott
Randal W. Scott, Ph.D.
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Date: March 23, 2007

3

Exhibit Index

Exhibit No.	Description of Document
31.1	Rule 13a — 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a — 14(a) Certification of the Chief Financial Officer.