Form 10-K/A
period 2006-12-31
GENOMIC HEALTH INC
filed 2007-04-06
CIK 1131324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 2

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number: 000-51541
GENOMIC HEALTH, INC.
(Exact name of Registrant as specified in its charter)

Delaware	77-0552594
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

301 Penobscot Drive	94063
Redwood City, California	(Zip Code)
(Address of principal executive offices)
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
     There were 24,570,241 shares of the registrant’s Common Stock issued and outstanding on March 31, 2007.
DOCUMENTS INCORPORATED BY REFERENCE
     None.

EXPLANATORY NOTE
     Genomic Health, Inc. is filing this Amendment No. 2, or the Amended Report, to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission, or the SEC, on March 16, 2007, as amended by our Form 10-K/A filed with the SEC on March 23, 2007, or, collectively, the Original Report, in order to add certain information required by the following items of Form 10-K:

Item	Description
ITEM 10.	Directors, Executive Officers and Corporate Governance

ITEM 11.	Executive Compensation

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

ITEM 14.	Principal Accounting Fees and Services
     We hereby amend Items 10, 11, 12, 13 and 14 of Part III of our Original Report by deleting the text of such Items 10, 11, 12, 13 and 14 in their entirety and replacing them with the information provided below under the respective headings. The Amended Report does not affect any other items in our Original Report. As a result of this amendment, we are also filing as exhibits to this Amended Report the certifications pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained in this Amended Report, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     Except as otherwise expressly stated for the items amended in this Amended Report, this Amended Report continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amended Report should be read in conjunction with our Original Report and our other filings made with the SEC subsequent to the filing of the Original Report.
     All references to the “Company, “we”, “us”, or “our” mean Genomic Health, Inc.
***

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Directors
     The names of our directors, their ages as of March 15, 2007, their committee membership and certain biographical information are set forth below.

Name	Age	Position with Company	Director Since
Randal W. Scott, Ph.D.	49	Chairman of the Board and Chief Executive Officer	2000

Kimberly J. Popovits	48	President, Chief Operating Officer and Director	2002

Julian C. Baker	40	Director	2001

Brook H. Byers (2)	61	Director	2001

Fred E. Cohen, M.D., Ph.D. (2) (3)	50	Director	2002

Samuel D. Colella (1) (2) (3)	67	Director	2001

Michael D. Goldberg (1) (3)	49	Director	2001

Randall S. Livingston (1)	53	Director	2004

Woodrow A. Myers, Jr., M.D. (2)	53	Director	2006

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Nominating and Corporate Governance Committee
     Randal W. Scott, Ph.D. has served as our Chairman of the Board and Chief Executive Officer since our inception in August 2000 and served as President from August 2000 to February 2002, Chief Financial Officer from December 2000 to April 2004, and Secretary from August 2000 to December 2000 and from May 2003 to February 2005. Dr. Scott was a founder of Incyte Corporation, which at the time was a genomic information company, and served Incyte in various roles, including Chairman of the Board from August 2000 to December 2001, President from January 1997 to August 2000, and Chief Scientific Officer from March 1995 to August 2000. Dr. Scott holds a B.S. in Chemistry from Emporia State University and a Ph.D. in Biochemistry from the University of Kansas.
     Kimberly J. Popovits has served as our President and Chief Operating Officer since February 2002. From November 1987 to February 2002, Ms. Popovits served in various roles at Genentech, Inc., a biotechnology company, most recently serving as Senior Vice President, Marketing and Sales from February 2001 to February 2002, and as Vice President, Sales from October 1994 to February 2001. Prior to joining Genentech, she served as Division Manager, Southeast Region, for American Critical Care, a Division of American Hospital Supply, a supplier of healthcare products to hospitals. Ms. Popovits is a director of Nuvelo, Inc. Ms. Popovits holds a B.A. in Business from Michigan State University.
     Julian C. Baker is a Managing Member of Baker Bros. Advisors, LLC, which he and his brother, Felix Baker, Ph.D., founded in 2000. Mr. Baker’s firm manages Baker Brothers Investments, a family of long-term investment funds for major university endowments and foundations, which are focused on publicly traded life sciences companies. Mr. Baker’s career as a fund manager began in 1994 when he co-founded a biotechnology investing partnership with the Tisch Family. Previously, Mr. Baker was employed from 1988 to 1993 by the private equity investment arm of Credit Suisse First Boston. He is also a director of Incyte Corporation, Neurogen Corporation, Theravance, Inc. and Trimeris, Inc. Mr. Baker holds an A.B. in Social Studies from Harvard University.
     Brook H. Byers is a general partner of Kleiner Perkins Caufield & Byers, a venture capital firm which he joined in 1977. He was the founding president and chairman of four life science companies: Hybritech Inc., IDEC Pharmaceuticals Corporation, InSite Vision Inc. and Ligand Pharmaceuticals Inc. Mr. Byers currently serves as a director of a number of privately held technology, healthcare and biotechnology companies. Mr. Byers holds a B.S. in Electrical Engineering from the Georgia Institute of Technology and an M.B.A. from the Stanford Graduate School of Business.
     Fred E. Cohen, M.D., Ph.D. joined TPG Ventures, a venture capital firm, as a Managing Director in 2001. Dr. Cohen is also a Professor of Medicine and Pharmacology at the University of California, San Francisco, where he has taught since July 1988. Dr. Cohen is a director of Matrix Laboratories Limited, Quintiles Transnational and a number of privately held companies. Dr. Cohen holds a B.S. in Molecular Biophysics and Biochemistry from Yale University, a Ph.D. in Molecular Biophysics from Oxford University and an M.D. from Stanford University.
     Samuel D. Colella co-founded Versant Ventures, a healthcare and biotechnology venture capital firm, in 1999. Mr. Colella is also a general partner of Institutional Venture Partners, a venture capital firm he joined in 1984. Mr. Colella currently serves as a director of Symyx Technologies, Inc., Alexza Pharmaceuticals, Thermage, Inc., and a number of privately held technology and biotechnology companies. Mr. Colella has a B.S. in Business and Engineering from the University of Pittsburgh and an M.B.A. from the Stanford Graduate School of Business.
     Michael D. Goldberg joined Mohr Davidow Ventures, a venture capital firm, as a general partner in 2005. From October 2000 to December 2004, Mr. Goldberg served as the Managing Director of Jasper Capital, a management and financial consultancy business. In 1995, Mr. Goldberg founded OnCare, Inc., an oncology practice management company, and served as Chairman until August 2001 and as Chief Executive Officer until March 1999. Previously, Mr. Goldberg was the founder, President and Chief Executive Officer of Axion Inc., a cancer-focused healthcare service company. Prior to Axion, Mr. Goldberg was director of Corporate Development and a member of the Operating Committee at Cetus Corporation. He is also a director of several privately held companies. Mr. Goldberg holds a B.A. in Philosophy from Brandeis University and an M.B.A. from the Stanford Graduate School of Business.
     Randall S. Livingston has served as Vice President for Business Affairs and Chief Financial Officer of Stanford University since 2001. From 1999 to 2001, Mr. Livingston served as Executive Vice President and Chief Financial Officer of OpenTV Corp., a provider of interactive television services. From 1996 until 1999, Mr. Livingston served as a consultant and part-time executive for several Silicon Valley technology companies. Prior to 1996, Mr. Livingston worked for Heartport, Inc., Taligent, Apple Computer, Ingres Corporation and McKinsey & Company. Mr. Livingston holds a B.S. in Mechanical Engineering from Stanford University and an M.B.A. from the Stanford Graduate School of Business.
     Woodrow A. Myers, M.D. has served as Managing Director of Myers Ventures LLC, which concentrates on opportunities in healthcare and education, since December 2005. He was the Executive Vice President and Chief Medical Officer of WellPoint, Inc., a commercial health benefits company, from September 2000 to January 2005. Dr. Myers holds a B.S. in Biological Sciences from Stanford University, an M.D. from Harvard Medical School and an M.B.A. from the Stanford Graduate School of Business.
Executive Officers
     Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers” and is incorporated herein by reference.
Section 16(a) Beneficial Ownership Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission, or the SEC. Officers, directors and greater than 10% stockholders are required to furnish us with copies of all Forms 3, 4 and 5 they file.
     Based solely on our review of the copies of such forms we have received and written representations from certain reporting person that they filed all required reports, we believe that all of our officers, directors and greater than 10% stockholders complied with all Section 16(a) filing requirements applicable to them with respect to transactions during 2006, except that Forms 4 related to automatic annual option grants to each of Messrs. Baker, Byers, Colella, Goldberg and Livingston and Dr. Cohen on May 24, 2006, the day after our 2006 Annual Meeting of Stockholders, were inadvertently not filed until September 2006.

Code of Ethics
     We have adopted a Code of Business Conduct that applies to all of our officers and employees, including our Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer and other employees who perform financial or accounting functions. The Code of Business Conduct sets forth the basic principles that guide the business conduct of our employees. We have also adopted a Senior Financial Officers’ Code of Ethics that specifically applies to our Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer, and key management employees. Stockholders may request a free copy of our Code of Business Conduct and our Senior Financial Officers’ Code of Ethics by contacting Genomic Health, Inc., Attention: CFO, 301 Penobscot Drive, Redwood City, California 94063.
     To date, there have been no waivers under our Code of Business Conduct or Senior Financial Officers’ Code of Ethics. We intend to disclose future amendments to certain provisions of our Code of Business Conduct or Senior Financial Officers’ Code of Ethics or any waivers, if and when granted, of our Code of Business Conduct or Senior Financial Officers’ Code of Ethics on our website at http://www.genomichealth.com within four business days following the date of such amendment or waiver.
Corporate Governance
     Our board of directors has appointed an Audit Committee, comprised of Mr. Randall S. Livingston, as Chairman, Mr. Samuel D. Colella and Mr. Michael D. Goldberg. The board of directors has determined that Mr. Livingston qualifies as an Audit Committee Financial Expert under the definition outlined by the SEC. In addition, each of the members of the Audit Committee qualifies as an “independent director” under the current rules of The NASDAQ Stock Market and SEC rules and regulations.
ITEM 11. Executive Compensation.
Compensation Discussion and Analysis
Our Compensation Philosophy and Objectives
     We believe that compensation of our executive officers should encourage creation of stockholder value and achievement of strategic corporate objectives, attract and retain qualified, skilled and dedicated executives on a long-term basis, reward past performance, and provide incentives for future performance. Our philosophy is to align the interests of our stockholders and management by integrating compensation with our annual and long-term corporate and financial objectives, including through equity ownership by management. In order to attract and retain qualified personnel, we strive to offer a total compensation package competitive with companies in the life sciences industry, taking into account relative company size, performance and geographic location as well as individual responsibilities and performance. Our compensation philosophy with respect to our executive officers currently focuses more on the use of equity-based compensation rather than cash-based compensation.
     In setting the level of cash and equity compensation for our executive officers, the Compensation Committee of our board of directors and the independent members of our board consider various factors, including the performance of the Company and the individual executive during the year, the uniqueness and relative importance of the executive’s skill set to the Company, the executive’s expected future contributions to the Company, the percentage of vested versus unvested options held by the executive, the level of the executive’s stock ownership and the Company’s compensation philosophy for all employees. While the Compensation Committee and independent members of the board did not use market benchmarks to determine executive compensation for 2006, the Compensation Committee reviewed survey data with respect to companies in the San Francisco Bay Area with revenues in a broadly similar range as the Company’s revenues and data with respect to a peer group of biotechnology, life sciences and diagnostic companies, which included competitive information relating to compensation levels for comparable positions in those industries. The Compensation Committee and the independent members of the board, who have a broad range of experience relating to executive compensation matters for similarly situated companies, consider as well the compensation levels of other employees of the Company. When establishing each element of an executive officer’s compensation, the Compensation Committee and independent members of the board also take into consideration the executive’s historical cash and equity compensation, level of equity ownership, and total current and potential compensation.

     We do not enter into employment or severance contracts with our executive officers as we do not believe these types of arrangements facilitate our compensation goals and objectives. We do not have a stock ownership or stock retention policy that requires executive officers to own stock in Genomic Health or retain options they exercise. We do not have an employee stock purchase plan, nor have we made contributions to our executive officers’ 401(k) plans. In 2007, we will make up to a $1,000 matching 401(k) contribution for all eligible employees and executive officers.
     We generally intend to qualify executive compensation for deductibility without limitation under section 162(m) of the Internal Revenue Code. Section 162(m) provides that, for purposes of the regular income tax and the alternative minimum tax, the otherwise allowable deduction for compensation paid or accrued with respect to a covered employee of a publicly-held corporation (other than certain exempt performance-based compensation) is limited to no more than $1 million per year. None of the non-exempt compensation we paid to any of our executive officers for 2006 as calculated for purposes of section 162(m) exceeded the $1 million limit.
Elements of Executive Compensation
     Our compensation structure for executive officers consists of a combination of salary and stock options; because of our egalitarian culture, we do not have programs providing for personal-benefit perquisites to officers. The Compensation Committee makes recommendations with respect to executive officer compensation, to be approved by the independent members of the board of directors. For 2007, executive officers will be eligible to receive cash bonuses as well.
     Base Salary. Our Compensation Committee reviews base salaries for executive officers on an annual basis, considering recommendations by the Chief Executive Officer for executive officers other than the Chief Executive Officer, and adjusting salaries based on individual and company performance. The Compensation Committee also considers market information and the base salaries and other incentives paid to executive officers of other similarly sized companies within our industry. However, the Compensation Committee does not limit its decisions to or target any particular range or level of total compensation paid to executive officers at these companies. The Chief Executive Officer is involved in the decisions on base salary adjustments for executives other than the Chief Executive Officer.
     Annual Bonus. While we have had a bonus pool that is tied to corporate and operational goals for our non-executives, we have not in the past paid cash bonuses to our executive officers. For 2007, our executive officers will be eligible to participate in our cash bonus program. The eligible bonus pool for all employees will be 10% of the Company’s total salary base, but there will be no preset limitations on minimum or maximum bonus amounts. While bonuses for non-executive employees will be based in part on achievement of corporate goals established by our executive officers, bonuses for executive officers will be determined by the Compensation Committee and independent members of our board of directors at the time of their annual compensation review based on their assessment of corporate and individual achievements.
     Equity-Based Compensation. Our Compensation Committee administers our stock option plan for executive officers, employees, consultants and outside directors, under which it grants options to purchase our common stock with an exercise price equal to the fair market value of a share of our common stock on the date of grant, which is the closing price on the date of grant. Option grants to Randal W. Scott that were intended to qualify as incentive stock options while he owned more than 10% of our common stock were made at an exercise price of 110% of fair market value on the date of grant and have a five-year term.
     We believe that providing executive officers who have responsibility for our management and growth with an opportunity to increase their stock ownership aligns the interests of the executive officers with those of our stockholders. Accordingly, the Compensation Committee also considers stock option grants to be an important aspect in compensating and providing incentives to management. Each executive officer is initially granted an option when he or she begins working for us. The amount of the grant is based on his or her position with us, relevant prior experience and market conditions. These initial grants generally vest over four years and no shares vest before the one-year anniversary of the option grant. We spread the vesting of our options over four years to compensate executives for their contribution over a period of time and to provide an incentive to focus on our longer term goals. The Compensation Committee also sets annual grants as part of its and the independent members of the board’s annual compensation review process. The Compensation Committee determines the number of shares underlying each stock option grant based upon the executive officer’s and the Company’s performance, the executive officer’s role and responsibilities, the executive officer’s base salary, and comparison with comparable awards to individuals in similar positions in our industry. Additionally, in the future our Compensation Committee and independent members of our board of directors may consider awarding additional or alternative forms of equity incentives, such as grants of restricted stock, restricted stock units and other performance-based awards. We do not coordinate the timing of equity award grants with the release of financial results or other material announcements by the Company; our annual equity grants are made at regularly scheduled board and Compensation Committee meetings.
     Other Compensation. All of our full-time employees, including our executive officers, may participate in our health programs, such as medical, dental and vision care coverage, and our 401(k) and life and disability insurance programs.
Named Executive Officers
     The 2006 Summary Compensation Table, 2006 Grants of Plan-Based Awards Table and the tables that follow provide compensation information for our named executive officers, including Randal W. Scott, as Chief Executive Officer, G. Bradley Cole, as Chief Financial Officer, and the three most highly compensated executive officers of the Company who were serving as executive officers at the end of 2006 which, in 2006, were Kimberly J. Popovits, Joffre B. Baker and Steven Shak.
2006 Summary Compensation Table

			Option
Name and Principal Position	Year	Salary ($)	Awards ($) (1)	Total ($)
Randal W. Scott, Ph.D. Chief Executive Officer and Chairman	2006	252,500	181,200	433,700

G. Bradley Cole Executive Vice President, Chief Financial Officer and Secretary	2006	262,000	252,900	514,900

Kimberly J. Popovits President and Chief Operating Officer	2006	303,000	206,700	509,700

Joffre B. Baker, Ph.D. Chief Scientific Officer	2006	288,000	187,400	475,400

Steven Shak, M.D. Chief Medical Officer	2006	288,000	187,400	475,400

(1)	Represents the compensation expense related to outstanding options we recognized for the year ended December 31, 2006 under Statement of Financial Accounting Standards No. 123 (revised 2004), or SFAS 123R, rather than amounts paid to or realized by the named individual, and includes expense we recognized in 2006 for option grants in prior periods. Compensation expense is determined by computing the fair value of each option on the grant date in accordance with SFAS 123R and recognizing that amount as expense ratably over the option vesting term. See Note 9 of Notes to our Consolidated Financial Statements set forth in Item 8 of this Report for the assumptions made in determining SFAS 123R values. The SFAS 123R value of an option as of the grant date is spread over the number of months in which the option is subject to vesting and includes ratable amounts expensed for option grants in prior years. There can be no assurance that options will be exercised (in which case no value will be realized by the individual) or that the value on exercise will approximate the compensation expense we recognized.

2006 Grants of Plan-Based Awards
     The following table sets forth information on grants of options to purchase shares of our common stock in 2006 to our named executive officers:

		All Other Option
		Awards: Number	Exercise or Base	Grant Date Fair
		of Securities	Price	Value of Option
	Grant	Underlying Options	of Option Awards	Awards
Name	Date	(#)	($ per share)	($)

Randal W. Scott, Ph.D.	11/30/06	40,000	18.89	460,412
G. Bradley Cole	11/30/06	40,000	18.89	460,412
Kimberly J. Popovits	11/30/06	40,000	18.89	460,412
Joffre B. Baker, Ph.D.	11/30/06	40,000	18.89	460,412
Steven Shak, M.D.	11/30/06	40,000	18.89	460,412
Outstanding Equity Awards at Fiscal Year-End 2006

		Number of
		Securities
	Number of Securities	Underlying
	Underlying	Unexercised
	Unexercised Options	Options		Option Exercise	Option
	(#)	Unexercisable		Price	Expiration
Name	Exercisable	(#)(1)		($)(2)	Date

Randal W. Scott, Ph.D.	34,674	34,674	(2)	3.17	12/02/09
	12,500	37,500	(3)	10.33	12/01/10
	0	40,000	(4)	18.89	11/30/16

G. Bradley Cole	94,270	61,763	(5)	1.33	07/06/14
	8,669	8,669	(2)	2.88	12/02/14
	12,500	37,500	(3)	9.39	12/01/15
	0	40,000	(4)	18.89	11/30/16

Kimberly J. Popovits	43,345	0		0.63	01/31/12
	34,674	34,674	(2)	2.88	12/02/14
	12,500	37,500	(3)	9.39	12/01/15
	0	40,000	(4)	18.89	11/30/16

Joffre B. Baker, Ph.D.	34,674	34,674	(2)	2.88	12/02/14
	12,500	37,500	(3)	9.39	12/01/15
	0	40,000	(4)	18.89	11/30/16

Steven Shak, M.D.	34,674	34,674	(2)	2.88	12/02/14
	12,500	37,500	(3)	9.39	12/01/15
	0	40,000	(4)	18.89	11/30/16

(1)	Options vest over a four-year period, becoming exercisable as to 25% of the shares on the first anniversary of the grant date with the remaining shares vesting monthly thereafter over the following 36 months.

(2)	Except for the grants to Dr. Scott at $3.17 per share and $10.33 per share, the option exercise price is equal to the fair market value of our common stock on the date of grant. The specified option grants to Dr. Scott were equal to 110% of the fair market value of our common stock on the date of grant.
     Other than the grants to Dr. Scott noted in footnote (2) above that have a term of five years, all of the options have a term of ten years, subject to earlier termination in specified events related to termination of employment.
Report of the Compensation Committee of the Board of Directors on Executive Compensation
     The following report of the Compensation Committee shall not be deemed to be “soliciting material” or “filed” with the SEC or deemed to be incorporated by reference into any other filing by Genomic Health under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into a document filed under those Acts.
     The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth herein with Genomic Health’s management. Based on its review and those discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Report and in our proxy statement for our 2007 Annual Meeting of Stockholders.
Compensation Committee
Samuel D. Colella
Brook H. Byers
Fred E. Cohen, M.D., Ph.D.
Woodrow A. Myers, Jr., M.D.

2006 Director Compensation
     The following table sets forth cash amounts and the value of other compensation paid to our outside directors for their service in 2006:

	Fees Earned
	or Paid in	Option Awards
Name	Cash ($)	$(2)(3)	Total ($)
Julian C. Baker	20,000	35,000	55,000
Brook H. Byers	20,000	35,000	55,000
Fred E. Cohen, M.D., Ph.D.	20,000	35,000	55,000
Samuel D. Colella	20,000	35,000	55,000
Michael D. Goldberg	20,000	35,000	55,000
Randall S. Livingston	30,000	58,030	88,030
Woodrow A. Myers, Jr., M.D.(1)	10,000	19,500	29,500

(1)	Dr. Myers joined our board of directors on April 11, 2006.

(2)	Represents the compensation expense related to outstanding options we recognized for the year ended December 31, 2006 under SFAS 123R rather than amounts paid to or realized by the named individual and, except with respect to Dr. Myers, includes expenses we recognized in 2006 for option grants in prior periods. Compensation expense is determined by computing the fair value of each option on the grant date in accordance with SFAS 123R and recognizing that amount as expense ratably over the option vesting term. See Note 9 of Notes to our Consolidated Financial Statements set forth in Item 8 of this Report for the assumptions made in determining SFAS 123R values. The SFAS 123R value of an option as of the grant date is spread over the number of months in which the option is subject to vesting and includes ratable amounts expensed for option grants in prior years. There can be no assurance that options will be exercised (in which case no value will be realized by the individual) or that the value on exercise will approximate the compensation expense we recognized. In 2006, Messrs. Baker, Byers, Colella, Goldberg and Livingston and Dr. Cohen each received an option to purchase 8,250 shares of our common stock with a grant date fair value of $59,300, and Dr. Myers received an option to purchase 16,500 shares of our common stock with a grant date fair value of $110,000.

(3)	The following table sets forth the aggregate number of shares of common stock underlying option awards outstanding at December 31, 2006:

Name	Number of Shares(1)
Julian C. Baker	8,250
Brook H. Byers	8,250
Fred E. Cohen, M.D., Ph.D.	13,541
Samuel D. Colella	8,250
Michael D. Goldberg	8,250
Randall S. Livingston	25,596
Woodrow A. Myers, Jr., M.D.	16,500

(1)	Options with respect to an aggregate of 66,000 shares automatically accelerate upon a change of control.
     Directors who are employees of the Company do not receive any fees for their service on our board of directors or any committee. During 2006, Dr. Scott and Ms. Popovits were the Company’s only employee directors.
     Our outside directors receive an annual retainer of $20,000 and Mr. Livingston, as chairman of our audit committee, receives an annual retainer of $30,000. We also reimburse our non-employee directors for reasonable expenses in connection with attendance at board of director and committee meetings.

     In addition to cash compensation for services as a member of the board, non-employee directors also are eligible to receive nondiscretionary automatic grants of stock options under our 2005 Stock Incentive Plan. An outside director who joins our board is automatically granted an initial option to purchase 16,500 shares upon first becoming a member of our board of directors. The initial option vests and becomes exercisable over four years, with the first 25% of the shares subject to the initial option vesting on the first anniversary of the date of grant and the remainder vesting monthly thereafter. Immediately after each of our regularly scheduled annual meetings of stockholders, each outside director is automatically granted a nonstatutory option to purchase 8,250 shares of our common stock, provided the director has served on our board of directors for at least six months. These options vest and become exercisable on the first anniversary of the date of grant or immediately prior to our next annual meeting of stockholders, if earlier. The options granted to outside directors under our 2005 Stock Incentive Plan have a per share exercise price equal to 100% of the fair market value of the underlying shares on the date of grant, a term of ten years, and become fully vested in the event of a change in control.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The following table sets forth certain information as of March 31, 2007, as to shares of our common stock beneficially owned by: (1) each person who is known by us to own beneficially more than 5% of our common stock, (2) each of our named executive officers listed in the Summary Compensation Table under Item 11 of this Report, (3) each of our directors and (4) all of our directors and executive officers as a group.
     We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.
     In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days after March 31, 2007. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

		Percentage
	Number of	of
	Shares of	Common
	Common Stock	Stock
	Beneficially	Beneficially
Name and Address of Beneficial Owner (1)	Owned	Owned
5% Stockholders:

Entities Affiliated with Baker Brothers Advisors(2)	2,941,272	12.0%
Entities Affiliated with Kleiner Perkins Caufield & Byers(3)	2,366,625	9.6%
Entities Affiliated with Versant Ventures(4)	2,192,150	8.9%
Entities Affiliated with TPG Ventures(5)	1,910,273	7.8%

Directors and Named Executive Officers:

Julian C. Baker(2)(6)	2,949,522	12.0%
Brook H. Byers(3)(6)	2,374,875	9.7%
Fred E. Cohen, M.D., Ph.D.(5)(7)	1,973,143	8.0%
Samuel D. Colella(4)(6)	2,200,400	9.0%
Michael D. Goldberg(8)	56,963	*
Randall S. Livingston(9)	25,596	*
Woodrow A. Myers, M.D.(10)	16,468	*
Joffre B. Baker, Ph.D.(11)	478,824	1.9%
G. Bradley Cole(12)	151,003	*
Kimberly J. Popovits(13)	470,734	1.9%
Randal W. Scott, Ph.D.(14)	2,284,399	9.3%
Steven Shak, M.D.(15)	488,082	2.0%
All directors and executive officers as a group (12 persons) (16)	13,470,009	53.7%

*	Represents beneficial ownership of less than 1%.

(1)	Unless otherwise stated, the address of each beneficial owner listed on the table is c/o Genomic Health, Inc., 301 Penobscot Drive, Redwood City, California 94063.

(2)	According to Amendment No. 1 to Schedule 13D filed jointly on March 9, 2007 by Julian C. Baker and Felix J. Baker, Julian C. Baker and Felix J. Baker share voting and dispositive power with respect to 2,941,272 shares of the Company’s common stock, including 173,897 shares owned by Baker Bros. Investments, L.P., 193,759 shares owned by Baker/Tisch Investments, L.P., 16,444 shares owned by Baker Bros. Investments II, L.P., 606,709 shares owned by Baker Biotech Fund I, L.P., 1,738,099 shares owned by Baker Brothers Life Sciences, L.P., 38,467 shares owned by 14159, L.P., each, a limited partnership, and 173,897 shares owned by FBB Associates, a general partnership of which Julian C. Baker and Felix J. Baker are the sole partners. The principal address for entities affiliated with Baker Brothers Advisors is 677 Madison Avenue, New York, New York 10021. Mr. Baker disclaims beneficial ownership of the shares held by these entities except to the extent of his pecuniary interest therein.

(3)	According to a Schedule 13G filed jointly on February 14, 2006 by Kleiner Perkins Caufield & Byers X-A, L.P., Kleiner Perkins Caufield & Byers X-B, L.P. and KPCB X Associates, L.P., 1,619,483 shares are beneficially owned by Kleiner Perkins Caufield & Byers X-A, L.P. and 45,677 shares are beneficially owned by Kleiner Perkins Caufield & Byers X-B, L.P. KPCB X Associates, L.P. is the general partner of Kleiner Perkins Caufield & Byers X-A, L.P. and Kleiner Perkins Caufield & Byers X-B, L.P. and has shared power to vote and dispose of or direct the disposition of the shares of stock held by Kleiner Perkins Caufield & Byers X-A, L.P. and Kleiner Perkins Caufield & Byers X-B, L.P. The principal address for the Kleiner Perkins Caufield & Byers entities is 2750 Sand Hill Road, Menlo Park, California 94025. Mr. Byers, who is also one of our directors, is a managing member of the general partner and, as such, has shared voting and investment authority over these shares. However, Mr. Byers disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(4)	According to a Schedule 13G/A filed jointly on February 9, 2007 by Versant Venture Capital I, L.P., Versant Side Fund I, L.P., Versant Affiliates Fund I-A, L.P., Versant Affiliates Fund I-B, L.P., Versant Ventures I, LLC, Brian G. Atwood, Ross A. Jaffe, Samuel D. Colella, Donald B. Milder, Barbara N. Lubash, Rebecca B. Robertson and William J. Link, Versant Venture Capital I, L.P. has the sole power to vote and dispose of or direct the disposition of 2,192,150 shares, Versant Side Fund I. L.P. has the sole power to vote and dispose of or direct the disposition of 42,994 shares, Versant Affiliates Fund I-A, L.P. has the sole power to vote and dispose of or direct the disposition of 42,412 shares, Versant Affiliates Fund I-B, L.P. has the sole power to vote and dispose of or direct the disposition of 89,066 shares, Versant Ventures I, LLC, the general partner of Versant Venture Capital I, L.P., Versant Side Fund I, L.P., Versant Affiliates Fund I-A, L.P. and Versant Affiliates Fund I-B, L.P., has the sole power to vote and dispose of or direct the disposition of 2,336,622 shares, and Brian G. Atwood, Ross A. Jaffe, Samuel D. Colella, Donald B. Milder, Barbara N. Lubash, Rebecca B. Robertson and William J. Link, who are the Managing Directors of Versant Ventures I, LLC, have shared power to vote and dispose of or direct the disposition of 2,366,622 shares. Under certain circumstances set forth in the Limited Partnership Agreements of Versant Venture Capital I, L.P., Versant Side Fund I, L.P., Versant Affiliates Fund I-A, L.P. and Versant Affiliates Fund I-B, L.P., the general partner and limited partners of each of such funds have the right to receive dividends from, or the proceeds from the sale of the common stock of the Company owned by each such fund. The principal address for Versant Ventures affiliated entities is 3000 Sand Hill Road, Building Four, Suite 210, Menlo Park, California 94025. Mr. Colella, who is also one of our directors, is a managing director of Versant Ventures I, LLC, the general partner of Versant Venture Capital I, L.P., Versant Side Fund I, L.P., Versant Affiliates Fund I-A, L.P. and Versant Affiliates Fund I-B, L.P., of which Versant Ventures I, LLC is the general member. In such capacity, Mr. Colella may be deemed to share voting and investment power with respect to the shares held by Versant Venture Capital I, L.P., Versant Side Fund I, L.P., Versant Affiliates Fund I-A, L.P. and Versant Affiliates Fund I-B, L.P. Mr. Colella disclaims beneficial ownership of the shares owned by these funds, except to the extent of his pecuniary interest therein.

(5)	According to a Schedule 13G filed jointly on February 14, 2006 by Tarrant Advisors, Inc., Tarrant Advisors, Inc. is the beneficial owner of and has the sole power to vote and dispose of or direct the disposition of the shares which are beneficially owned by TPG Ventures, L.P. and TPG Biotechnology Partners, L.P. Tarrant Advisors is the general partner of TPG Ventures Professional, L.P., which in turn is the managing member of TPG Venture Holdings, L.L.C., which is the sole member of each of TPG Venture Advisors, L.L.C. and TPG Biotech Advisors, L.L.C. TPG Biotech Advisors, L.L.C. is the general partner of TPG Biotechnology GenPar, L.P., which is the general partner of TPG Biotechnology Partners, L.P. The principal address for TPG Ventures affiliated entities is 301 Commerce Street #3300, Fort Worth, Texas 76102. Dr. Cohen, who is also one of our directors, is a managing director of Texas Pacific Group Ventures. In such capacity, Dr. Cohen may be deemed to share voting and investment power with respect to the shares held by TPG Ventures, L.P. and TPG Biotechnology Partners, L.P. Dr. Cohen disclaims beneficial ownership of the shares owned by these funds, except to the extent of his pecuniary interest therein.

(6)	Includes options to purchase 8,250 shares of common stock that are exercisable within 60 days of March 31, 2007.

(7)	Also includes options to purchase 13,451 shares of common stock that are exercisable within 60 days of March 31, 2007 and 6,068 shares held in a family trust, of which Dr. Cohen is a trustee.

(8)	Includes options to purchase options to purchase 8,250 shares of common stock that are exercisable within 60 days of March 31, 2007 and 6,068 shares held in a family trust, of which Mr. Goldberg is trustee.

(9)	Includes options to purchase 19,447 shares of common stock that are exercisable within 60 days of March 31, 2007.

(10)	Includes options to purchase 4,468 shares of common stock that are exercisable within 60 days of March 31, 2007.

(11)	Includes options to purchase 59,604 shares of common stock that are exercisable within 60 days of March 31, 2007. Also includes 116,343 shares held in a family trust of which Dr. Baker is a trustee.

(12)	Includes options to purchase 138,705 shares of common stock that are exercisable within 60 days of March 31, 2007.

(13)	Includes options to purchase 102,950 shares of common stock that are exercisable within 60 days of March 31, 2007. Also includes 8,670 shares held by Ms. Popovits’ child.

(14)	Includes options to purchase 59,604 shares of common stock that are exercisable within 60 days of March 31, 2007. Also includes 5,199 shares held for the benefit of Dr. Scott’s children, of which Dr. Scott’s sister is trustee.

(15)	Includes options to purchase 59,604 shares of common stock that are exercisable within 60 days of March 31, 2007.

(16)	Includes options to purchase 490,833 shares of common stock that are exercisable within 60 days of March 31, 2007.
Equity Compensation Plan Information
     The following table sets forth, as of December 31, 2006, information about our equity compensation plans that have been approved by our stockholders, including the number of shares of our common stock exercisable under all outstanding options, the weighted-average exercise price of all outstanding options and the number of shares available for future issuance under our equity compensation plans. We do not have any equity compensation plans that have not been approved by our stockholders.

(c)
Number of securities
	(a)	(b)	remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise	exercise price of	equity compensation
	of outstanding options,	outstanding options,	plans excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a)
Equity Compensation Plans Approved by Stockholders	2,940,803	$9.10	3,258,426

Equity Compensation Plans Not Approved by Stockholders	n/a	n/a	n/a

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.
Certain Relationships and Related Transactions
     It is our policy that all employees, officers and directors must avoid any activity that is or has the appearance of conflicting with the interests of the Company. This policy is included in our Code of Business Conduct. We conduct a review of all related party transactions for potential conflict of interest situations on an ongoing basis and all such transactions relating to executive officers and directors must be approved by the independent and disinterested members of our board of directors or an independent and disinterested committee of the board.
Director Independence
     Our board of directors has determined that, except for Dr. Scott and Ms. Popovits, each individual who currently serves as a member of the board is, and each individual who served as a member of the board in 2006 was, an “independent director” within the meaning of Rule 4200 of The NASDAQ Stock Market. Dr. Scott and Ms. Popovits are not independent because they are employed by the Company. For Messrs. Byers, Colella, Goldberg and Livingston and Drs. Cohen and Myers, the board of directors considered their relationship and transactions with the Company as directors and securityholders of the Company. For Mr. Baker, the board of directors considered Mr. Baker’s status as a director and securityholder and ordinary course transactions between the Company and another company for which Mr. Baker serves as a director.
ITEM 14. Principal Accounting Fees and Services.
     Ernst & Young LLP has audited our financial statements since our inception in 2000. Aggregate fees for professional services rendered for us by Ernst & Young LLP for the years ended December 31, 2006 and 2005, were as follows:

Services Provided	2006	2005
Audit	$527,000	$858,000
Audit-Related	—	28,000
Tax	19,000	15,000
All Other	—	—

Total	$546,000	$901,000

     Audit fees. For the years ended December 31, 2006 and 2005, audit fees were for the audits of our financial statements. For the year ended December 31, 2006, audit fees also included the audit of our internal control over financial reporting. For the year ended December 31, 2005, audit fees also included services provided in connection with our initial public offering, including review of quarterly financial information contained in the our registration statement on Form S-1, work related to our S-8, comfort letters and consents, and review of our filings with the SEC.
     Audit-Related fees. For the year ended December 31, 2005, audit-related fees were for review of our documentation of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act.
     Tax fees. For the years ended December 31, 2006 and 2005, tax fees were for the preparation of our tax returns, tax planning and tax consulting services.
Audit Committee Pre-Approval Policies and Procedures
     The Audit Committee has implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, the Audit Committee pre-approves both the type of services to be provided by Ernst & Young LLP and the estimated fees related to these services. All of the services in 2006 were pre-approved.

     During the approval process, the Audit Committee considers the impact of the types of services and the related fees on the independence of the independent registered public accounting firm. The services and fees must be deemed compatible with the maintenance of that firm’s independence, including compliance with rules and regulations of the SEC.
     Throughout the year, the Audit Committee will review any revisions to the estimates of audit and non-audit fees initially approved.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENOMIC HEALTH, INC.

By:	/s/ Randal W. Scott

Randal W. Scott, Ph.D. Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Date: April 6, 2007

EXHIBIT INDEX

Exhibit No.	Description of Document
31.3	Rule 13a — 14(a) Certification of Chief Executive Officer.
31.4	Rule 13a — 14(a) Certification of the Chief Financial Officer.