Form 10-Q
period 2007-03-31
GENOMIC HEALTH INC
filed 2007-05-10
CIK 1131324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission File Number: 000-51541
GENOMIC HEALTH, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0552594 (I.R.S. Employer Identification No.)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 24,634,186 as of April 30, 2007.

GENOMIC HEALTH, INC.
INDEX

PART 1: FINANCIAL INFORMATION
Item 1. Financial Statements
GENOMIC HEALTH, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,548	$14,926
Short-term investments	24,547	29,289
Accounts receivable (net of allowance for doubtful accounts; 2007-$245, 2006-$510)	2,479	1,862
Collaboration revenue receivable	712	—
Prepaid expenses and other current assets	2,987	1,609

Total current assets	41,273	47,686
Property and equipment, net	10,284	9,421
Restricted cash	500	500
Other assets	542	417

Total assets	$52,599	$58,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,087	$2,523
Accrued compensation	2,144	1,868
Accrued expenses and other current liabilities	2,727	1,474
Accrued license fees	1,041	907
Notes payable — current portion	2,617	2,547
Deferred revenues — current portion	495	710
Lease incentive obligations — current portion	199	141

Total current liabilities	10,310	10,170
Notes payable — long-term portion	4,045	4,726
Deferred revenues — long-term portion	521	137
Lease incentive obligations — long-term portion	778	587
Other liabilities	605	575

Total liabilities	16,259	16,195
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 24,570,241 and 24,548,060 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	2	2
Additional paid-in capital	168,287	166,922
Accumulated other comprehensive income	4	8
Accumulated deficit	(131,953)	(125,103)

Total stockholders’ equity	36,340	41,829

Total liabilities and stockholders’ equity	$52,599	$58,024

See accompanying notes.

GENOMIC HEALTH, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Product revenues	$13,146	$4,189
Contract revenues	942	871

Total revenues	14,088	5,060
Operating expenses:
Cost of product revenues	3,847	2,059
Research and development	5,170	2,711
Selling and marketing	8,153	5,095
General and administrative	4,089	2,622

Total operating expenses	21,259	12,487

Loss from operations	(7,171)	(7,427)
Interest income	516	692
Interest expense	(195)	(95)

Net loss	$(6,850)	$(6,830)

Basic and diluted net loss per share	$(0.28)	$(0.28)

Shares used in computing basic and diluted net loss per share	24,561,164	24,480,267

See accompanying notes.

GENOMIC HEALTH, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Operating activities
Net loss	$(6,850)	$(6,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	918	469
Employee stock-based compensation	1,283	569
Non-employee stock-based compensation	1	36
Changes in assets and liabilities:
Accounts receivable, net	(617)	(591)
Collaboration revenue receivable	(712)	—
Employee note receivable	—	18
Prepaid expenses and other current assets	(1,378)	(312)
Other assets	(151)	(834)
Accounts payable	(1,435)	(420)
Accrued expenses and other liabilities	1,417	332
Accrued compensation	276	405
Deferred revenues	169	(21)
Lease incentive obligations	249	834

Net cash used in operating activities	(6,830)	(6,345)

Investing activities
Purchase of short-term investments	(8,726)	(2,771)
Maturities of short-term investments	13,464	9,975
Purchase of property and equipment	(1,755)	(2,471)

Net cash provided by investing activities	2,983	4,733

Financing activities
Proceeds from notes payable	—	1,075
Principal payments for notes payable	(611)	(417)
Proceeds from issuance of common stock	80	30

Net cash provided by (used in) financing activities	(531)	688

Net decrease in cash and cash equivalents	(4,378)	(924)
Cash and cash equivalents at the beginning of period	14,926	18,839

Cash and cash equivalents at the end of period	$10,548	$17,915

Supplemental disclosure of cash flow information
Cash paid for interest	$195	$95
See accompanying notes.

GENOMIC HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
 The Company
     Genomic Health, Inc. (“the Company”) is a life science company focused on the development and commercialization of genomic-based clinical diagnostic tests for cancer that allow physicians and patients to make individualized treatment decisions. The Company was incorporated in Delaware in August 2000. The Company’s first test, Oncotype DXTM, was launched in 2004 and is used for early stage breast cancer patients to predict the likelihood of cancer recurrence, the likelihood of patient survival within ten years of diagnosis and the likelihood of chemotherapy benefit. The Company has incurred significant losses and expects to incur additional losses for at least the next two years as commercial and development efforts continue.
     Basis of Presentation
     The accompanying interim period condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated balance sheet as of March 31, 2007, condensed consolidated statements of operations for the three months ended March 31, 2007 and 2006, and condensed consolidated statements of cash flows for the three months ended March 31, 2007 and 2006 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2006 has been derived from audited financial statements. However, it does not include certain information and notes required by GAAP for complete consolidated financial statements.
     Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006, as subsequently amended.
Income Taxes
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which became effective for the Company beginning January 1, 2007. FIN 48 addresses how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the tax benefit from an uncertain tax position can be recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The adoption of FIN 48 had no impact on the Company’s financial condition, results of operations or cash flows.
     At December 31, 2006, the Company had federal and state tax net operating loss (“NOL”) carryforwards of approximately $114.2 million and $111.1 million, respectively, and federal and state research and development (“R&D”) tax credit carryforwards of approximately $1.6 million and $1.6 million, respectively. The NOL and R&D tax credit carryforwards will expire at various dates beginning in 2013 if not utilized. Because realization of such tax benefits is uncertain, the Company has provided a 100% valuation allowance as of December 31, 2006 and March 31, 2007. Utilization of the NOL and R&D tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future as provided in Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than fifty percentage points over a three-year period. Since its formation, the Company has raised capital through the issuance of capital stock which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition.

     The Company has initiated a study to assess whether a change in control has occurred or whether there have been multiple changes of control since the Company’s formation. If the Company has experienced a change of control at any time since its formation, utilization of NOL or R&D tax credit carryforwards would be subject to an annual limitation under Section 382. This annual limitation is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and could then be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D tax credit carryforwards before utilization. Until the study is completed and any limitation known, no amounts are being presented as an uncertain tax position. Interest and penalties related to uncertain tax positions will be reflected in income tax expense. As of March 31, 2007, the Company had not recognized any tax penalties or interest in its balance sheets or statements of operations. All tax years since the Company’s inception remain subject to future examination by the major tax jurisdictions in which it is subject to tax.
     Recent Accounting Pronouncements
     In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159, which includes an amendment to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, permits entities the option to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining the impact that SFAS 159 will have on its financial condition, results of operations and cash flows.
Note 2. Net Loss Per Share and Comprehensive Loss
     Net Loss Per Share
     Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period without consideration for potential common shares. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period less the weighted-average unvested common shares subject to repurchase and dilutive potential common shares for the period determined using the treasury-stock method. For purposes of this calculation, options to purchase common stock are considered to be potential common shares and are only included in the calculation of diluted loss per share when their effect is dilutive.

	Three Months Ended
	March 31,
	2007	2006
	(In thousands except share and per
	share amounts)
	(Unaudited)
Net loss	$(6,850)	$(6,830)

Weighted-average net common shares outstanding for basic and diluted loss per common share	24,561,164	24,480,267

Basic and diluted net loss per share	$(0.28)	$(0.28)

Outstanding dilutive securities not included in diluted net loss per share calculation:
Options to purchase common stock	3,016,944	2,041,907

     Comprehensive Loss
     The Company reports comprehensive loss and its components as part of total stockholders’ equity.

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
	(Unaudited)
Net loss	$(6,850)	$(6,830)
Unrealized loss on available-for-sale securities	(4)	(18)

Comprehensive loss	$(6,854)	$(6,848)

Note 3. Commercial Technology and Licensing Agreements
     The Company is a party to various agreements under which it licenses technology on a nonexclusive basis in the field of human diagnostics. Access to these licenses enables the Company to process its laboratory tests for Oncotype DX. Costs recorded under these agreements for the three months ended March 31, 2007 and 2006 were $1.1 million and $350,000, respectively, and were included in cost of product revenues.
Note 4. Notes Payable
     In March 2005, the Company entered into an arrangement to finance the acquisition of laboratory equipment, computer hardware and software, leasehold improvements and office equipment. In connection with this arrangement, the Company granted the lender a security interest in the assets purchased with the borrowed amounts. The Company could not prepay any amounts owing under this arrangement until April 2006, at which point it could prepay all, but not part, of the amounts outstanding under the arrangement so long as the Company also pays a 6% premium on the outstanding principal balance. This premium is reduced to 5% of the outstanding principal balance in April 2007 and 4% of the outstanding principal balance in April 2008.
     As of March 31, 2007, the Company’s aggregate commitments under its financing arrangement were as follows:

Annual
Payment
Amounts
(In thousands)
(Unaudited)
Years Ending December 31, 2007 (remainder of the year)	$2,417
2008	3,073
2009	1,934
2010	238

Total minimum payments	7,662
Less: interest portion	(1,000)

Present value of net minimum payments	6,662
Less: current portion of obligations	(2,617)

Long-term obligations	$4,045

Note 5. Commitments
 Lease Obligations
     In September 2005, the Company entered into a non-cancelable lease for 48,000 square feet of laboratory and office space, which the Company occupied as of March 31, 2007. The lease has a term of six years and includes lease incentive obligations totaling $834,000 that are being amortized on a straight-line basis over the life of the lease. In connection with this lease, the Company was required to secure a $500,000 letter of credit, which is classified as restricted cash on its condensed consolidated balance sheet.

     In January 2007, the Company entered into a non-cancelable lease for an additional 48,000 square feet of laboratory and office space in a nearby location, which the Company occupied as of March 31, 2007. The lease has a term of five years and includes lease incentive obligations totaling $283,000 that are being amortized on a straight-line basis over the life of the lease. In connection with this lease, the Company paid a $151,000 cash security deposit, which is included in other assets on its condensed consolidated balance sheet.
     Future non-cancelable commitments at March 31, 2007 under these leases, which are considered operating leases, were as follows:

Annual
Payment
Amounts
(In thousands)
(Unaudited)
Years Ending December 31, 2007 (remainder of the year)	$888
2008	1,348
2009	1,520
2010	1,634
2011	1,723
Thereafter	290

Total minimum payments	$7,403

Note. 6 Stock-Based Compensation
Employee Stock-Based Compensation Expense
     The Company uses the Black-Scholes option valuation model to value stock options under Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). The Company recorded stock-based compensation expense of $1.3 million and $569,000 for the three months ended March 31, 2007 and 2006, respectively. Employee stock-based compensation expense was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The following table presents the impact of the adoption of FAS 123R on selected statements of operations line items for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
	(Unaudited)
Cost of product revenues	$78	$32
Research and development	393	175
Selling and marketing	356	156
General and administrative	456	206

Total employee stock-based compensation expense	$1,283	$569

     Stock-based compensation expense resulting from the adoption of SFAS 123R represents expense related to stock options granted on or after January 1, 2006, as well as stock options granted prior to, but not yet vested as of, January 1, 2006. As of March 31, 2007, total compensation expense related to non-vested stock options not yet recognized was $14.3 million, which is expected to be allocated to expenses over a remaining vesting period of forty-four months.
     Valuation Assumptions
     Option valuation models require the input of highly subjective assumptions that can vary over time. Expected volatility is based on comparable peer data as well as the historical volatility of the Company’s stock. The expected life of options granted is estimated based on comparable peer data and historical option exercise and employee termination data. The risk-free interest rate is estimated using rates available on U.S. Treasury securities with a remaining term approximating the expected life of the options. The Company uses a dividend yield of zero as it has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future. The Company granted 159,455 and 73,150 employee stock options for the three months ended March 31, 2007 and 2006, respectively. The weighted-average fair values and the assumptions used in calculating such values for stock options granted during these periods were as follows:

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
Volatility factor	65%	75%
Risk-free interest rate	4.54%	4.60%
Dividend yield	0%	0%
Expected life of options in years	5.5	5.0
Weighted-average fair value	$12.39	$7.49
     Stock Options Exercised
     For the three months ended March 31, 2007, the Company issued 22,181 shares of common stock in connection with the exercise of stock options by employees and consultants with a weighted-average exercise price of $3.52 per share and total intrinsic value of $78,175. For the three months ended March 31, 2006, the Company issued 15,866 shares of common stock in connection with the exercise of stock options by employees and consultants with a weighted-average exercise price of $1.91 per share and total intrinsic value of $30,265.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2007 and our audited financial statements for the year ended December 31, 2006 included in our Annual Report on Form 10-K, as subsequently amended. This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our expectation that, for the foreseeable future, substantially all of our revenues will be derived from Oncotype DX; the factors we believe to be driving demand for Oncotype DX and our ability to sustain such demand; our expectation that our research and development expense levels will remain high as we seek to increase the clinical utility of Oncotype DX and develop new tests; our expectation that our general and administrative and sales and marketing expenses will increase and our anticipated uses of those funds; our expectations regarding capital expenditures; the factors that may impact our financial results; the extent and duration of our net losses; our ability to comply with the requirements of being a public company; our ability to attract and retain experienced personnel; the impact changes in healthcare policy or regulation could have on our business; the adequacy of our product liability insurance; our ability to recognize revenues other than on a cash basis and when we expect we will recognize a majority of revenues upon providing tests; the level of investment in our sales force; the capacity of our commercial laboratory to process tests and our expected expanded capacity; our dependence on collaborative relationships and the success of those relationships; whether any tests will result from our collaborations; our belief that clinical results support our development of a test for colon cancer; our expectations regarding clinical development processes future tests may follow; the applicability of clinical results to actual outcomes; our estimates and assumptions with respect to disease incidence; the ability of our test to impact treatment decisions; the economic benefits of our test to the healthcare system; our compliance with federal, state and foreign regulatory requirements; our expectation that product revenues will increase; how we intend to spend our existing cash and cash equivalents and how long we expect our existing cash to last; our expected future sources of cash; our plans to borrow additional amounts under existing or new financing arrangements; the potential impact resulting from the regulation of Oncotype DX by the U.S. Food and Drug Administration, or FDA, and our belief that Oncotype DX is properly regulated under the Clinical Laboratory Improvement Amendments of 1988, or CLIA; our statement that we may submit comments on FDA’s guidance document; our beliefs regarding reimbursement for Medicare inpatients; our plans to pursue reimbursement on a case-by-case basis; our ability, and expectations as to the amount of time it will take, to achieve successful reimbursement from third-party payors and government insurance programs; our intent to enter into additional foreign distribution arrangements; the factors that we believe will drive the establishment of coverage policies; the impact of changing interest rates; the amount of future revenues that we may derive from Medicare patients or categories of patients; increases in patient and physician demand resulting from our direct sales approach; plans for enhancements of Oncotype DX to address different patient populations of breast cancer or to report single gene results; plans for, and the timeframe for the development and commercial launch of, future tests addressing different patient populations or other cancers; our expectation regarding when we may move another potential test into development; the timing, outcome or success of clinical trials; our intellectual property and our strategies regarding filing additional patent applications to strengthen our intellectual property rights; the impact of accounting pronouncements and our critical accounting policies, estimates, models and assumptions on our financial results; our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing; and anticipated trends and challenges in our business and the markets in which we operate.
     Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A of this report, as well as our ability to develop and commercialize new products; the risk of unanticipated delays in research and development efforts; the risk that we may not obtain reimbursement for our existing test and any future tests we may develop; the risks and uncertainties associated with the regulation of our test by FDA; the ability to compete against third parties; our ability to obtain capital when needed; and our history of operating losses. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to update any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
     In the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all references to “Genomic Health,” “we,” “us,” or “our” mean Genomic Health, Inc.
     Genomic Health, the Genomic Health logo, Oncotype, Oncotype DX and Recurrence Score are trademarks or registered trademarks of Genomic Health, Inc. We also refer to trademarks of other corporations and organizations in this Report.
Business Overview
     We are a life science company focused on the development and commercialization of genomic-based clinical diagnostic tests for cancer that allow physicians and patients to make individualized treatment decisions.
     Our diagnostic test, Oncotype DXTM, is used for early stage breast cancer patients to predict the likelihood of cancer recurrence, the likelihood of patient survival within ten years of diagnosis and the likelihood of chemotherapy benefit. All tumor samples are sent to our laboratory in Redwood City, California for analysis. Upon generation and delivery of a Recurrence ScoreTM report to the physician, we generally bill third-party payors for Oncotype DX. The current list price of our test is $3,460.
     We have experienced a significant increase in demand for Oncotype DX since the test was launched in January 2004. For the three months ended March 31, 2007, more than 5,450 tests were delivered for use in treatment planning, compared to more than 2,900 for the three months ended March 31, 2006. As of March 31, 2007, more than 27,000 tests had been delivered for use in treatment planning by more than 5,500 physicians. We believe this increased demand resulted from the publication of our validation study in 2004 and peer-reviewed articles in 2006 on other large studies we conducted or collaborated on supporting the use and reimbursement of Oncotype DX, clinical presentations at major symposia, and the continued expansion of our domestic field sales organization. However, this increased demand is not necessarily indicative of future growth rates, and we cannot assure you that this level of increased demand can be sustained or that future appearances or presentations at medical conferences, publication of articles or increases in sales personnel will have a similar impact on demand for Oncotype DX. Moreover, we believe that each year we may experience decreased demand for our test in the months of April, July and August, which may be attributed to physicians and patients scheduling vacations during this time. As of March 31, 2007, our laboratory had the capacity to process up to 8,000 tests per quarter.
     We believe the key factors that will drive broader adoption of Oncotype DX will be acceptance by healthcare providers of its clinical benefits, demonstration of the cost-effectiveness of using our test, expanded reimbursement by third-party payors, expansion of our sales force, increased marketing efforts and the establishment of industry guidelines for use of Oncotype DX. Reimbursement of Oncotype DX by third-party payors is essential to our commercial success. As a relatively new test, Oncotype DX may be considered investigational by payors and not covered under their reimbursement policies. Consequently, we have pursued case-by-case reimbursement and expect the test will continue to be reviewed on this basis until policy decisions have been made by individual payors. We are also working with public and private payors and health plans to secure coverage for Oncotype DX based upon clinical evidence showing the utility of the test. As of April 2007, health plans covering approximately 125 million lives have approved our test for coverage through either a reimbursement contract or policy.
     As of March 31, 2007, United HealthCare Insurance Company, Aetna, Inc., Kaiser Foundation Health Plan, Inc. and National Heritage Insurance Company, or NHIC, the local Medicare carrier for California with jurisdiction for claims submitted by us for Medicare patients, had issued positive coverage determinations for Oncotype DX. We believe that as much as 20% of our future test volume may be derived from Medicare patients. In April 2007, CIGNA HealthCare entered into a national laboratory services agreement supporting reimbursement for our test and Humana, Inc. executed a payor contract covering subscribers in multiple states in the Midwest and Southeast. In addition, a number of regional payors had issued policies supporting reimbursement for our test. New regional payors supporting reimbursement in 2007 include Blue Shield of California and Horizon Blue Cross Blue Shield of New Jersey. Until we reach agreement with a payor on contract terms or a payor establishes a policy for payment of Oncotype DX, we recognize revenue on a cash basis. Where contracts or policies are not in place, we pursue case-by-case reimbursement. We are working with many payors to establish policy-level reimbursement which, if in place, should allow us to recognize revenues upon completing our test, generating and delivering a Recurrance Score report to the physician and submitting an invoice to the payor. We do not expect to recognize the majority of revenues in this manner until the end of 2007 or later.
     We are conducting clinical studies with the goal of expanding the clinical utility of Oncotype DX in breast cancer. Our test is currently used for breast cancer patients with tumors that are node negative, or N–, and estrogen receptor positive, or ER+. During 2007, we may introduce single gene reporting for ER and progesterone receptor, or PR, genes into the Oncotype DX patient report to provide better information for improved treatment decision-making. We also plan to conduct studies using Oncotype DX in N–, ER+ patients who were treated with an aromatase inhibitor. We are continuing to work on extending Oncotype DX for breast cancer into node positive, or N+, and estrogen receptor negative, or ER–, populations. We plan to complete two further studies in 2007 using Oncotype DX in N+ patients which, if successful, could result in a product offering in 2008.
     We continue to conduct research and early development studies in a variety of cancers other than breast cancer. In January 2007 we announced that we had moved our program for early stage colon cancer patients into full-scale development. We expect our colon program will follow a clinical development process similar to that of our Oncotype DX breast cancer test. We have established a collaborative agreement with the National Surgical Adjuvant Breast and Bowel Project, or NSABP, as well as other academic groups to access colon tissue samples that have associated clinical outcome data. We developed an investigational gene panel for colon cancer and have recently completed two studies to refine the gene set. Two additional studies to identify the final gene set are in progress which, if successful, may lead to a validation study in 2008, and could result in a commercial product launch in 2009.
     Since our inception, we have generated significant net losses. We incurred a net loss of $6.9 million for the three months ended March 31, 2007. As of March 31, 2007, our accumulated deficit was $132.0 million. We expect our net losses to continue for at least the next two years. We anticipate that a substantial portion of our capital resources and efforts over the next several years will be focused on research and development, both to develop additional tests for breast cancer and to develop tests for colon and other cancers, to scale up our commercial organization, and for other general corporate purposes. Our financial results will be limited by a number of factors, including establishment of coverage policies by third-party insurers and government payors, our ability in the short term to collect from payors often requiring a case-by-case manual appeals process, and our ability to recognize revenues other than from cash collections on tests billed until such time as reimbursement agreements or contracts are in effect. Until we receive routine reimbursement and are able to record revenues as tests are performed and reports delivered, we are likely to continue reporting net losses.
Financial Operations Overview
     Revenues
     We derive our revenues from product sales and contract research arrangements. We operate in one industry segment. Our product revenues are derived solely from the sale of our Oncotype DX test. Payors are billed upon generation and delivery of a Recurrence Score report to the physician. Product revenues are recorded on a cash basis unless a contract or agreement is in place with the payor at the time of billing and collectibility is reasonably assured. Contract revenues are derived from studies conducted with biopharmaceutical and pharmaceutical companies and are recognized as costs are incurred, assays are processed or milestones are completed.

Cost of Product Revenues
     Cost of product revenues represents the direct material costs, direct labor costs, equipment costs and other infrastructure costs associated with processing tissue samples including histopathology, anatomical pathology, paraffin extraction, reverse transcription polymerase chain reaction, or RT-PCR, and quality control analyses, license fees and shipping charges necessary to render an individualized test result. Costs associated with performing our test are recorded as tests are processed. License fees are recorded at the time product revenues are recognized or in accordance with other contractual obligations. License fees represent a significant component of our cost of product revenues and are expected to remain so for the foreseeable future.
Research and Development Expenses
     Research and development expenses represent costs incurred to develop our technology and carry out our clinical studies to validate our multi-gene tests and include salaries and benefits, allocated overhead and facility occupancy costs, contract services and other outside costs, and costs to acquire in-process research and development projects and technologies that have no alternative future use. Research and development expenses also include costs related to activities performed under contracts with biopharmaceutical and pharmaceutical companies.
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
     We do not record or maintain information regarding costs incurred in research and development on a product-program specific basis. Our research and development staff and associated infrastructure resources are deployed across several product programs. Many of our costs are therefore not attributable to individual product programs. We believe that allocating costs on the basis of time incurred by our employees does not accurately reflect the actual costs of individual product programs.
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
General and Administrative Expenses
     Our general and administrative expenses consist primarily of personnel related costs, legal costs, including intellectual property, accounting costs, billing and collections costs, bad debt expense and other professional and administrative costs.
Critical Accounting Policies and Significant Judgments and Estimates
     This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from those estimates under different assumptions or conditions.

     We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements.
 Revenue Recognition
     Product revenues for our first product, Oncotype DX, from its commercial launch in January 2004 through March 31, 2007, have largely been recognized on a cash basis because we have limited collection experience and a limited number of contracts. We recognize a portion of product revenue from third-party payors, including some private payors and Medicare, on an accrual basis.
     Our product revenues for tests performed are recognized when the following revenue recognition criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Criterion (2) is satisfied when we perform the test and generate and deliver a report to the physician. Determination of criteria (3) and (4) is based on management’s judgments regarding the nature of the fee charged for products or services delivered and the collectibility of those fees. Product revenues where all the criteria set forth above are not met are recognized when cash is received.
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
     In late 2006 we began accruing an allowance for doubtful accounts against our accounts receivable consistent with historical payment experience. Bad debt expense is included in general and administrative expense on our condensed consolidated statements of operations. Accounts receivable over ninety days are written off against the allowance when the appeals process is exhausted, when an unfavorable coverage decision is received, or when there is other substantive evidence that the account will not be paid. As of March 31, 2007, our allowance for doubtful accounts was $245,000 compared to $510,000 at December 31, 2006. Write-offs for doubtful accounts of $254,000 were recorded against the allowance during the three months ended March 31, 2007; no write-offs were recorded during the year ended December 31, 2006.
     Contract revenues are derived from studies conducted with biopharmaceutical and pharmaceutical companies and are recognized on a contract specific basis. Under certain contracts, our input, measured in terms of full-time equivalent level of effort or running a set of assays through our laboratory under a contractual protocol, triggers payment obligations and revenues are recognized as costs are incurred or assays are processed. Certain contracts have payment obligations that are triggered as milestones are completed, such as completion of a successful set of experiments. In these cases, revenues are recognized when the milestones are achieved.
 Stock-based Compensation Expense
     On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, or SFAS 123R. SFAS 123R addresses the accounting for stock-based payment transactions whereby an entity receives employee services in exchange for equity instruments, including stock options. SFAS 123R requires that such transactions be accounted for using a fair-value based method. The application of SFAS 123R requires significant judgment and the use of estimates, particularly surrounding assumptions used in determining fair value. We use the Black-Scholes valuation method, which requires the use of estimates such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation. We have limited historical evidence with respect to developing these assumptions. Expected volatility is based on comparable peer data as well as the historical volatility of our stock. The expected life of options granted is estimated based on peer group data and historical option exercise and employee termination experience.
     We elected the modified prospective transition method, which requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation expense resulting from the adoption of SFAS 123R represents expense related to stock options granted since January 1, 2006, as well as stock options granted prior to, but not yet vested as of, January 1, 2006. As of March 31, 2007, total compensation expense related to non-vested stock options not yet recognized was $14.3 million, which is expected to be recognized over a period of forty-four months.
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
 Clinical Collaborator Costs
     We enter into collaboration and clinical trial agreements with clinical collaborators and record these costs as research and development expenses. We record accruals for estimated study costs upon completion of work performed by our collaborators under contract terms.
     In addition to costs for research and development, we make annual payments resulting from the commercial launch of Oncotype DX under one of our collaboration agreements. These payments are recorded in cost of product revenues as a license payment. Expense is recorded ratably over the year before the relevant payment is made. However, either party may terminate the agreement upon thirty days’ prior written notice.
Results of Operations
     Three Months Ended March 31, 2007 and 2006
     Revenues. Total revenues were $14.1 million for the three months ended March 31, 2007 compared to $5.1 million for the comparable period in 2006. Product revenues from Oncotype DX were $13.1 million for the three months ended March 31, 2007 compared to $4.2 million for the comparable period in 2006. This increase resulted from increased adoption and expanded reimbursement coverage for our test. Approximately 35% of product revenue for the three months ended March 31, 2007 was recorded on an accrual basis, reflecting established payment patterns from payors with coverage policies in place, compared to 23% for the three months ended March 31, 2006. The balance of product revenue was recognized upon cash collection. Product revenue from Medicare was $3.2 million, representing 25% of total product revenue for the three months ended March 31, 2007, compared to $2.0 million or 49% of total product revenue for the three months ended March 31, 2006. Medicare revenue for the three months ended March 31, 2006 included the receipt of payments in the period for services provided to Medicare patients prior to Medicare’s February 27, 2006 effective coverage date for Oncotype DX.
     Contract revenues were $942,000 for the three months ended March 31, 2007, compared to $871,000 for the comparable period in 2006. Contract revenues are from studies assessing our gene expression technology or collaborative work in gene selection and protocol design with our pharmaceutical partners. Contract revenues for the three months ended March 31, 2007 and 2006 reflected ongoing collaboration work with Bristol-Meyers Squibb and Imclone Systems as well as Aventis, Inc. and the Eastern Cooperative Oncology Group.
     Cost of Product Revenues. For the three months ended March 31, 2007, cost of product revenues was $3.8 million for Oncotype DX, consisting of tissue sample processing costs of $2.7 million and license fees of $1.1 million. For the three months ended March 31, 2006, cost of product revenues was $2.1 million, consisting of tissue sample processing costs of $1.7 million and license fees of $350,000. Test volume for the three months ended March 31, 2007 increased 88% from the comparable period in 2006, resulting in a decrease in the cost per test delivered. During the three months ended March 31, 2007 and 2006, we recorded tissue sample processing costs for Oncotype DX that included direct material costs, direct labor costs, equipment costs, shipping costs and other infrastructure costs. All costs recorded for tissue sample processing in those periods represent the cost of all the tests processed regardless of whether revenue was recognized with respect to that test. License fees were recorded in cost of product revenues for contractual obligations and royalties due on product revenues.
     Research and Development Expenses. Research and development expenses increased to $5.2 million for the three months ended March 31, 2007, from $2.7 million for the comparable period in 2006. The increase in research and development expenses was primarily due to a $1.2 million increase in personnel-related costs, a $554,000 increase in clinical collaboration expenses, a $478,000 increase in infrastructure-related expenses and a $138,000 increase in reagents and lab supplies. We expect that our research and development expenses will increase as we increase investment in our product pipeline for a variety of cancers, including cancers other than breast and colon.
     Selling and Marketing Expenses. Selling and marketing expenses increased to $8.1 million for the three months ended March 31, 2007 from $5.1 million for the comparable period in 2006. The $3.0 million increase in selling and marketing expenses was primarily due to a $1.3 million increase in personnel-related costs, mostly to expand our domestic field sales organization, $802,000 in higher promotional field and marketing expense, $612,000 in higher travel-related expenses associated with field sales personnel and $327,000 in higher infrastructure-related expense. We expect that selling and marketing expenses will continue to increase in future periods as we continue to expand our sales force and conduct ongoing physician and patient education programs.
     General and Administrative Expenses. General and administrative expenses increased to $4.1 million for the three months ended March 31, 2007 from $2.6 million for the comparable period in 2006. The $1.5 million increase in general and administrative expenses was primarily due to a $1.1 million increase in personnel-related costs, $246,000 in higher legal and accounting fees, and $157,000 in higher billing and collection fees paid to third-party billing and collection vendors. We expect general and administrative expenses to continue to increase as we spend more on fees for billing and collections due to revenue growth and continue to incur costs associated with regulatory matters and other expenses related to the growth of our business.
     Interest Income. Interest income was $516,000 for the three months ended March 31, 2007 compared to $692,000 for the comparable period in 2006. The decrease in interest income was due to lower average cash balances partially offset by higher market yields.
     Interest Expense. Interest expense was $195,000 for the three months ended March 31, 2007 compared to $95,000 for the comparable period in 2006. This increase was related to higher borrowings on our equipment financing line under which draws have been made and interest expense has been incurred.
Liquidity and Capital Resources
     Since our inception in August 2000, we have incurred significant losses and, as of March 31, 2007, we had an accumulated deficit of approximately $132.0 million. We have not yet achieved profitability and anticipate that we will continue to incur net losses for at least the next two years. We expect that our research and development, selling and marketing and general and administrative expenses will continue to grow and, as a result, we will need to generate significant product revenue to achieve profitability. We may never achieve profitability.
     Sources of Liquidity
     At March 31, 2007, we had cash, cash equivalents and short-term investments of $35.1 million and working capital of $31.0 million, compared with cash, cash equivalents and short-term investments of $44.2 million and working capital of $37.5 million at December 31, 2006. Historically we have financed our operations primarily through sales of our equity securities. Since our inception in August 2000 through March 31, 2007, we have received net proceeds of $161.7 million from the sale of preferred and common stock and $655,000 from the issuance of common stock in connection with the exercise of stock options. Purchases of equipment and leasehold improvements have been partially financed through loans. Notes payable under our equipment loan were $6.7 million and $7.3 million at March 31, 2007 and 2006, respectively.
     Cash Flows
     For the three months ended March 31, 2007, we used $6.8 million of net cash for operating activities principally as the result of our net loss of $6.9 million and a net change in operating assets and liabilities of $2.2 million, partially offset by non-cash charges for stock-based compensation of $1.3 million and depreciation and amortization of $918,000. For the three months ended March 31, 2006, we used $6.3 million of cash for operating activities due primarily to our net loss for the period of $6.8 million and a net change in operating assets and liabilities of $589,000, partially offset by non-cash charges for stock-based compensation of $605,000 and depreciation and amortization of $469,000.
     For the three months ended March 31, 2007, we received net cash from investing activities of $3.0 million compared to $4.7 million for the three months ended March 31, 2006. This decrease of $1.7 million in cash provided was due to a decrease of $2.5 million in net proceeds from short-term investments offset by a decrease in cash used of $716,000 million for the acquisition of property and equipment and for leasehold improvements.
     For the three months ended March 31, 2007, we used net cash of $531,000 for financing activities, primarily for payments on our equipment financing loans. For the three months ended March 31, 2006, we received net cash of $688,000 from financing activities due to draws on our capital equipment financing loan, partially offset by loan payments.
     Contractual Obligations
     The following summarizes our significant contractual obligations as of March 31, 2007 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
					More
		Less than			than 5
	Total	1 Year	1-3 Years	3-5 Years	Years
	(In thousands)
Notes payable obligations	$7,662	$3,223	$4,266	$173	$—
Non-cancelable operating lease obligations	7,403	1,200	2,951	3,252	—

Total	$15,065	$4,423	$7,217	$3,425	$—

     Our notes payable obligations are for principal and interest payments on capital equipment financing. In March 2005, we entered into an arrangement to finance the acquisition of laboratory equipment, computer hardware and software, leasehold improvements and office equipment. In connection with this arrangement, we granted the lender a security interest in the assets purchased with these borrowings. We can prepay all, but not part, of the amounts owing under the arrangement so long as we also pay a 5% premium on the remaining payments. This premium is reduced to 4% in 2008. As of March 31, 2007, notes payable under this arrangement totaled $6.7 million at annual interest rates ranging from 10.23% to 11.30%, depending upon the applicable note.
     Our non-cancelable operating lease obligations are for laboratory and office space. In January 2007, we executed an agreement to lease an additional 48,000 square feet of office space, which we occupied in March 2007. The lease has a term of five years. This space is located near 48,000 square feet of laboratory and office space we occupy under a lease we entered into in September 2005 which has a term of six years.
     In addition, we are required to make a series of annual payments under one of our collaboration agreements beginning on the date that we commercially launched Oncotype DX. For a period of seven years on each anniversary of this first payment, we are required to make additional payments in increasing amounts. The initial payment of $150,000 was made in January 2004. Subsequent payments of $150,000, $300,000 and $300,000 were made in January 2005, 2006 and 2007, respectively. We are required to make additional payments of $475,000 in each of the years 2008 through 2011. However, because either party may terminate the agreement upon thirty days prior written notice, these payments are not included in the table above.
     Off-Balance Sheet Arrangements
     As of March 31, 2007, we have no material off-balance sheet arrangements other than the lease obligations and collaboration payments discussed above.
     Operating Capital and Capital Expenditure Requirements
     We expect to continue to incur substantial operating losses in the future and to make capital expenditures to keep pace with the expansion of our research and development programs and to scale our commercial operations. It may take several years to move any one of a number of product candidates in research through development and validation to commercialization. We expect that our cash and cash equivalents will be used to fund working capital and for capital expenditures and other general corporate purposes, such as licensing technology rights, partnering arrangements for our tests outside the United States or reduction of debt obligations. We may also use cash to acquire or invest in complementary businesses, technologies, services or products. We have no current plans, agreements or commitments with respect to any such acquisition or investment, and we are not currently engaged in any negotiations with respect to any such transaction.

     The amount and timing of actual expenditures may vary significantly depending upon a number of factors, such as the progress of our product development, regulatory requirements, commercialization efforts, the amount of cash used by operations and progress in reimbursement. As reimbursement contracts with third-party payors continue to be put into place, we expect an increase in the number and level of payments received for Oncotype DX billings.
     We currently anticipate that our cash, cash equivalents and short-term investments, together with collections for Oncotype DX and amounts available under our equipment financing facility, will be sufficient to fund our operations and expansion plans for at least the next twelve months. We cannot be certain that any of our reimbursement contract programs or development of future products will be successful or that we will be able to raise sufficient additional funds to see these programs through to a successful result.
     Our future funding requirements will depend on many factors, including the following:
•	the rate of progress in establishing reimbursement arrangements with third-party payors;

•	the cost of expanding our commercial and laboratory operations, including our selling and marketing efforts;

•	the rate of progress and cost of research and development activities associated with product expansion of Oncotype DX for breast cancer;

•	the rate of progress and cost of research and development activities associated with products in the early development and development phase focused on cancers other than breast cancer;

•	the cost of acquiring or achieving access to tissue samples and technologies;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the effect of competing technological and market developments;

•	the cost and delays in product development as a result of any changes in regulatory oversight applicable to our products; and

•	the economic and other terms and timing of any collaborations, licensing or other arrangements into which we may enter.
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
     Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159, which includes an amendment to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, permits entities the option to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are in the process of determining the impact that SFAS 159 will have on our financial condition, results of operations and cash flows.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to interest rate risk primarily through our investment portfolio. Our marketable securities consist of high-quality debt securities with maturities beyond ninety days at the date of acquisition, which mature within one year or less. As of March 31,

2007, we had cash, cash equivalents and short-term investments totaling $35.1 million. Our investment policy calls for investments in short-term, low risk, investment-grade instruments. Based on our portfolio content and our ability to hold investments to maturity, we believe that, if market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2007, the decline in fair value would not be material.
ITEM 4. CONTROLS AND PROCEDURES.
     (a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
     Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     (b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS.
RISKS RELATED TO OUR COMPANY
We are an early stage company with a history of losses, and we expect to incur net losses for the foreseeable future.
     We have incurred substantial net losses since our inception. For the three months ended March 31, 2007 and the year ended December 31, 2006, we incurred net losses of $6.9 million and $28.9 million, respectively. From our inception in August 2000 through March 31, 2007, we had an accumulated deficit of approximately $132.0 million. To date, we have not, and we may never, achieve revenues sufficient to offset expenses. We expect to devote substantially all of our resources to continue commercializing and enhancing our existing test, Oncotype DX, and to develop future tests.
     We expect to incur additional losses in the future and we may never achieve profitability. We do not expect our losses to be substantially mitigated by revenues from Oncotype DX or future products, if any, for a number of years.
We expect to continue to incur significant research and development expenses, which may make it difficult for us to achieve profitability.
     In recent years, we have incurred significant costs in connection with the development of Oncotype DX. Our research and development expenses were $5.2 million for the three months ended March 31, 2007 and $12.8 million for the year ended December 31, 2006. We expect our research and development expense levels to remain high for the foreseeable future as we seek to expand the clinical utility of our existing test and develop new tests. As a result, we will need to generate significant revenues in order to achieve profitability. Our failure to achieve profitability in the future could cause the market price of our common stock to decline.

If third-party payors, including managed care organizations and Medicare, do not provide reimbursement or rescind their reimbursement policies for Oncotype DX, its commercial success could be compromised.
     Oncotype DX has a current list price of $3,460. Physicians and patients may decide not to order Oncotype DX unless third-party payors, such as managed care organizations as well as government payors such as Medicare and Medicaid, pay a substantial portion of the test’s price. There is significant uncertainty concerning third-party reimbursement of any test incorporating new technology, including Oncotype DX. Reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that tests using our technologies are:
•	not experimental or investigational,

•	medically necessary,

•	appropriate for the specific patient,

•	cost-effective, and

•	supported by peer-reviewed publications.
     Since each payor makes its own decision as to whether to establish a policy to reimburse, seeking these approvals is a time-consuming and costly process. To date, we have secured policy-level reimbursement approval from a limited number of third-party payors and have a limited number of approvals for state Medicaid programs. We cannot be certain that coverage for Oncotype DX will be provided in the future by any third-party payors.
     Several entities conduct technology assessments of new medical tests and devices and provide the results of their assessments for informational purposes to other parties. These assessments may be used by third-party payors and health care providers such as Blue Cross and Blue Shield plans, which collectively provide healthcare coverage for nearly one-third of all Americans, as grounds to deny coverage for a test or procedure. Oncotype DX has received negative assessments and may receive additional negative assessments in the future. For example, in early 2005, the Medical Advisory Panel of the Blue Cross and Blue Shield Association’s Technology Evaluation Center, a technology assessment group, concluded that the existing clinical data in support of Oncotype DX did not meet the panel’s technology criteria for clinical effectiveness and appropriateness.
     In January 2006, NHIC, the California Medicare contractor with responsibility for processing and paying claims submitted by us, released a local coverage determination providing coverage for Oncotype DX when used in accordance with the terms of the determination. The local coverage determination is effective for Oncotype DX tests provided on or after February 27, 2006. Until recently, there had been some question as to whether claims for Oncotype DX tests performed on Medicare beneficiaries who were hospital inpatients at the time the tumor tissue samples were obtained may be billed by us to NHIC or must be incorporated in the payment that the hospital receives for their services related to the patient’s breast cancer. As of March 31, 2007, the volume of patients who fell into this category represented approximately 2% of our total testing population.
     Based on a final rule effective January 1, 2007, we are permitted to submit claims to NHIC for the Oncotype DX tests performed on Medicare beneficiaries who were hospital inpatients or outpatients at the time the tumor tissue samples were obtained, but only if the test was ordered at least 14 days following the date of the patient’s discharge from the hospital and where other specified conditions are met. We are in the process of making arrangements with hospitals for payment of the test when performed for the small portion of Medicare beneficiaries, representing approximately 3% of our total testing population, who are hospital inpatients or outpatients at the time specimens are collected and who do not meet criteria under the final rule for billing by us. Finally, we have been engaged in discussions with the Centers for Medicare/Medicaid Services, or CMS, about the application of the final rule to hospital outpatients, including the effective date and any transition policy for compliance with the final rule. We believe the final rule should not apply to the Oncotype DX tests performed on tumor tissue samples obtained while the patient is a hospital outpatient, and that tests performed on tissue samples taken from hospital outpatients should be billable by us under the Medicare program, regardless of when the testing of such tissue samples takes place. While we are continuing to pursue this matter, at this point, CMS intends for the final rule to apply to outpatients as well as inpatients, and we are notifying hospitals accordingly.

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
     If we are unable to obtain reimbursement approval from private payors and Medicare and Medicaid programs for Oncotype DX, or if the amount reimbursed is inadequate, our ability to generate revenues from Oncotype DX could be limited. Even if we are being reimbursed, insurers may withdraw their coverage policies or cancel their contracts with us at any time or stop paying for our test, which would reduce our revenue.
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
     In January 2006, we received a letter from FDA regarding Oncotype DX inviting us to meet with FDA to discuss the nature and appropriate regulatory status of and the least burdensome ways that we may fulfill any FDA pre-market review requirements that may apply. In September 2006, FDA issued draft guidance on a new class of tests called “In Vitro Diagnostic Multivariate Index Assays.” This draft guidance represents the first public discussion surrounding FDA’s position regarding the regulation of certain laboratory-developed tests. Under this draft guidance, Oncotype DX could be classified as either a Class II or a Class III medical device, which may require varying levels of FDA pre-market review depending upon intended use and on the level of control necessary to assure the safety and effectiveness of the test. The draft guidance was open for public comment until March 5, 2007, during which time we and others submitted comments on the draft guidance. In addition, FDA held a public meeting on February 8, 2007 at which several interested parties commented on the draft guidance.
     We cannot provide any assurance that FDA regulation, including pre-market review, will not be required in the future for Oncotype DX, either through new enforcement policies adopted by FDA or new legislation enacted by Congress. On March 1, 2007, Senator Edward Kennedy introduced the Laboratory Test Improvement Act which, if enacted as introduced, would deem laboratory-developed tests to be medical devices subject to labeling and registration requirements for laboratory-developed tests as set forth in the bill. On March 23, 2007, Senator Barack Obama introduced the Genomics and Personalized Medicine Act of 2007 which, if enacted as introduced, would call for an Institute of Medicine study to make recommendations to improve federal oversight and regulation of genetic tests and would also require the Secretary of the U.S. Department of Health and Human Services to implement a decision matrix, taking into consideration the recommendations of the Institute of Medicine report, to improve the oversight and regulation of genetic tests. In addition, on May 9, 2007, the Senate passed the Food and Drug Administration Revitalization Act, which included an amendment, introduced by Senator Obama, calling for the Institute of Medicine to conduct a study to assess the overall safety and quality of genetic tests and prepare a report that includes recommendations to improve federal oversight and regulation of genetic tests. The House of Representatives has not considered comparable legislation at this point. It is unclear whether any of these proposals will be passed by Congress. If one of these proposals does pass, it is unclear what the final legislative language would be. It is possible that one of these proposals will be enacted into law and may result in increased regulatory burdens for us to continue to offer the Oncotype DX assay.
     On March 26, 2007, the Secretary’s Advisory Committee on Genetics, Health and Society discussed a charge the Committee was given by the Secretary of the Department of Health and Human Services to make recommendations about the oversight of genetic testing. Draft recommendations are expected to be submitted to the Secretary in the summer of 2007.
     On May 9, 2007, FDA issued a guidance document “Class II Special Controls Guidance Document: Gene Expression Profiling Test System for Breast Cancer Prognosis.” This guidance document was developed to support the classification of gene expression profiling test systems for breast cancer prognosis into Class II. We do not believe the release of this guidance document directly or immediately impacts the status of FDA’s draft guidance on In Vitro Diagnostic Multivariate Index Assays. We are studying this guidance document and may submit comments on the guidance to FDA in the future.
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
     Should any of the reagents obtained by us from vendors and used in conducting our LDT be affected by future regulatory actions, our business could be adversely affected by those actions, including increasing the cost of testing or delaying, limiting or prohibiting the purchase of reagents necessary to perform testing.

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

     The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of these laws and regulations, we may be subject to any applicable penalty associated with the violation, including civil and criminal penalties, damages and fines, we could be required to refund payments received by us, and we could be required to curtail or cease our operations. Any of the foregoing consequences could seriously harm our business and our financial results.
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
     Some patients may decide not to order our test due to its price, part or all of which may be payable directly by the patient if the applicable payor denies reimbursement in full or in part. Even if medical practitioners recommend that their patients use our test, patients may still decide not to use Oncotype DX, either because they do not want to be made aware of the likelihood of recurrence or they wish to pursue a particular course of therapy regardless of test results. If only a small portion of the patient population decides to use our test, we will experience limits on our revenues and our ability to achieve profitability.
If we are unable to develop products to keep pace with rapid technological, medical and scientific change, our operating results and competitive position would be harmed.
     In recent years, there have been numerous advances in technologies relating to the diagnosis and treatment of cancer. For example, technologies in addition to ours now reportedly permit measurement of gene expression in fixed, paraffin embedded tissue specimens. Also, new hormonal therapies such as aromatase inhibitors are viewed by physicians as promising therapies for breast cancer with more tolerable side effects than those associated with tamoxifen, the hormonal therapy commonly used today in treatment. For advanced cancer, new chemotherapeutic strategies are being developed that may increase survival time and reduce toxic side effects. These advances require us to continuously develop new products and enhance existing products to keep pace with evolving standards of care. Our test could become obsolete unless we continually innovate and expand our product to demonstrate recurrence and treatment benefit in patients treated with new therapies. New treatment therapies typically have only a few years of clinical data associated with them, which limits our ability to perform clinical studies and correlate sets of genes to a new treatment’s effectiveness. If we are unable to demonstrate the applicability of our test to new treatments, then sales of our test could decline, which would harm our revenues.
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
     Our ability to compete and to achieve and maintain profitability depends on our ability to protect our proprietary discoveries and technologies. We currently rely on a combination of patent applications, copyrights, trademarks, trade secret laws and confidentiality agreements, material data transfer agreements, license agreements and invention assignment agreements to protect our intellectual property rights. We also rely upon unpatented know-how and continuing technological innovation to develop and maintain our competitive position. Patents may be granted to us jointly with other organizations, and while we may have a right of first refusal, we cannot guarantee that a joint owner will not license rights to another party, and cannot guarantee that a joint owner will cooperate with us in the enforcement of patent rights.
     As of March 31, 2007, we had two issued patents, one of which was issued jointly to us and to NSABP. Our pending patent applications may not result in issued patents, and we cannot assure you that our issued patent or any patents that might ultimately be issued by the U.S. Patent and Trademark Office will protect our technology. Any patents that may be issued to us might be challenged by third parties as being invalid or unenforceable, or third parties may independently develop similar or competing technology that avoids our patents. We cannot be certain that the steps we have taken will prevent the misappropriation and use of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.
     From time to time, the United States Supreme Court, other federal courts, the U.S. Congress or the U.S. Patent and Trademark Office may change the standards of patentability and any such changes could have a negative impact on our business.
We may face intellectual property infringement claims that could be time-consuming and costly to defend and could result in our loss of significant rights and the assessment of treble damages.
     We have received notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights and may from time to time receive additional notices. Some of these claims may lead to litigation. We cannot assure you that we will prevail in such actions, or that other actions alleging misappropriation or misuse by us of third-party trade secrets, infringement by us of third-party patents and trademarks or the validity of our patents, will not be asserted or prosecuted against us. We may also initiate claims to defend our intellectual property. Intellectual property litigation, regardless of outcome, is expensive and time-consuming, could divert management’s attention from our business and have a material negative effect on our business, operating results or financial condition. If there is a successful claim of infringement against us, we may be required to pay substantial damages (including treble damages if we were to be found to have willfully infringed a third party’s patent) to the party claiming infringement, develop non-infringing technology, stop selling our test or using technology that contains the allegedly infringing intellectual property or enter into royalty or license agreements that may not be available on acceptable or commercially practical terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis could harm our business. In addition, revising our test to include the non-infringing technologies would require us to re-validate our test, which would be costly and time-consuming. Also, we may be unaware of pending patent applications that relate to our test. Parties making infringement claims on future issued patents may be able to obtain an injunction that would prevent us from selling our test or using technology that contains the allegedly infringing intellectual property, which could harm our business.

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
     We also face competition from many companies that offer products or have conducted research to profile genes, gene expression or protein expression in breast cancer, including Agendia B.V., Applied Genomics, Inc., AviaraDX, Celera Genomics, a business segment of Applera Corporation, and Exagen Diagnostics, Inc. Commercial laboratories with strong distribution networks for diagnostic tests, such as Genzyme Corporation, Laboratory Corporation of America Holdings and Quest Diagnostics Incorporated, may become competitors. Other potential competitors include companies that develop diagnostic tests such as Bayer Diagnostics, a division of Siemens AG, Roche Diagnostics, a division of F. Hoffmann-La Roche Ltd, and Veridex LLC, a Johnson & Johnson company, as well as other companies and academic and research institutions. Our competitors may invent and commercialize technology platforms that compete with ours. In addition, in December 2005, the federal government allocated a significant amount funding to The Cancer Genome Atlas, a project aimed at developing a comprehensive catalog of the genetic mutations and other genomic changes that occur in cancers and maintaining the information in a free public database. As more information regarding cancer genomics becomes available to the public, we anticipate that more products aimed at identifying targeted treatment options will be developed and these products may compete with ours.
     Our test is considered relatively expensive for a diagnostic test, and we expect to raise prices in the future. This could impact reimbursement of and demand for Oncotype DX. Many of our present and potential competitors have widespread brand recognition and substantially greater financial and technical resources and development, production and marketing capabilities than we do. Others may develop lower-priced, less complex tests that could be viewed by physicians and payors as functionally equivalent to our test, which could force us to lower the list price of our test and impact our operating margins and our ability to achieve profitability. Some competitors have developed tests cleared for marketing by FDA. There may be a marketing differentiation or perception that an FDA-cleared test is more desirable than Oncotype DX, and that may discourage adoption and reimbursement of our test. If we are unable to compete successfully against current or future competitors, we may be unable to increase market acceptance for and sales of our test, which could prevent us from increasing or sustaining our revenues or achieving or sustaining profitability and could cause the market price of our common stock to decline.
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
     In the past, we have entered into clinical trial collaborations with highly regarded organizations in the cancer field, including NSABP and Northern California Kaiser Permanente. Our success in the future depends in part on our ability to enter into agreements with other leading cancer organizations. This can be difficult due to internal and external constraints placed on these organizations. Some organizations may limit the number of collaborations they have with any one company so as to not be perceived as biased or conflicted. Organizations may also have insufficient administrative and related infrastructure to enable collaborations with many companies at once, which can extend the time it takes to develop, negotiate and implement a collaboration. Additionally, organizations often insist on retaining the rights to publish the clinical data resulting from the collaboration. The publication of clinical data in peer-reviewed journals is a crucial step in commercializing and obtaining reimbursement for a test such as ours, and our inability to control when, if ever, results are published may delay or limit our ability to derive sufficient revenues from any product that may result from a collaboration.
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
     We have multiple tests in various stages of development and devote considerable resources to research and development. For example, we are currently in the development stage of the application of our technology to predict recurrence and the therapeutic benefit of chemotherapy in colon cancer, and we are conducting early development studies in prostate, renal cell and lung cancers and melanoma. We plan to complete two studies in N+ breast cancer with Oncotype DX in 2007. There can be no assurance that our technologies will be capable of reliably predicting the recurrence of other types of cancer or other cancers, such as colon, with the sensitivity and specificity necessary to be clinically and commercially useful for the treatment of other cancers, or that we can develop those technologies at all. In addition, before we can develop diagnostic tests for new cancers and commercialize any new products, we will need to:
•	conduct substantial research and development;

•	conduct validation studies;

•	expend significant funds; and

•	develop and scale our laboratory processes to accommodate different tests.
     This process involves a high degree of risk and takes several years. Our product development efforts may fail for many reasons, including:
•	failure of the product at the research or development stage;

•	difficulty in accessing archival tissue samples, especially tissue samples with known clinical results; or

•	lack of clinical validation data to support the effectiveness of the product.
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
     We also rely on several sole suppliers for certain laboratory materials which we use to perform our tests. While we have developed alternate sourcing strategies for these materials, we cannot be certain that these strategies will be effective. If we should encounter delays or difficulties in securing these laboratory materials, delays in commercialization or an interruption in sales could occur.
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
We may acquire other businesses or form joint ventures that could harm our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expense.
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
     To finance any acquisitions, we may choose to issue shares of our common stock as consideration, which would dilute the ownership of our stockholders. If the price of our common stock is low or volatile, we may not be able to acquire other companies for stock. Alternatively, it may be necessary for us to raise additional funds for acquisitions through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all.
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
     As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 and other requirements has increased our costs and required additional management resources. We will need to continue to implement additional finance and accounting systems, procedures and controls as we grow our business and organization and to satisfy existing reporting requirements. If we fail to maintain or implement adequate controls, if we are unable to complete the required Section 404 assessment as to the adequacy of our internal control over financial reporting in future Form 10-K filings, or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting in future Form 10-K filings, our ability to obtain additional financing could be impaired. In addition, investors could lose confidence in the reliability of our internal control over financial reporting and in the accuracy of our periodic reports filed under the Exchange Act. A lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline.

     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     On September 28, 2005, a Registration Statement on Form S-1 (File No. 333-126626) relating to our initial public offering was declared effective by the Securities and Exchange Commission. The closing was October 4, 2005 and the net offering proceeds to us were approximately $53.5 million, all of which had been used as of March 31, 2007. We used $31.4 million of the net proceeds to build our commercial capabilities in selling and marketing related to Oncotype DX, $15.3 million to fund research and development programs for Oncotype DX and for other cancers, and $6.8 million to expand facilities and laboratory operations capacity and for information systems infrastructure.

ITEM 6. EXHIBITS

Exhibit
Number	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1#	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32.2#	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENOMIC HEALTH, INC.
Date: May 10, 2007	By:	/s/ Randal W. Scott
Randal W. Scott, Ph.D.
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 10, 2007	By:	/s/ G. Bradley Cole
G. Bradley Cole
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

GENOMIC HEALTH, INC.
EXHIBIT INDEX

Exhibit
Number	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1#	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32.2#	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.