Form 10-Q
period 2007-06-30
GENOMIC HEALTH INC
filed 2007-08-09
CIK 1131324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☑
     The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 28,111,503 as of July 31, 2007.

GENOMIC HEALTH, INC.
INDEX

PART 1: FINANCIAL INFORMATION
Item 1. Financial Statements
GENOMIC HEALTH, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,573	$14,926
Short-term investments	36,108	29,289
Accounts receivable (net of allowance for doubtful accounts; 2007-$69, 2006-$510)	3,033	1,862
Prepaid expenses and other current assets	3,235	1,609

Total current assets	85,949	47,686
Property and equipment, net	9,866	9,421
Restricted cash	500	500
Other assets	516	417

Total assets	$96,831	$58,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,292	$2,523
Accrued compensation	2,625	1,868
Accrued expenses and other current liabilities	2,666	1,474
Accrued license fees	1,172	907
Notes payable — current portion	2,689	2,547
Deferred revenues — current portion	423	710
Lease incentive obligations — current portion	199	141

Total current liabilities	11,066	10,170
Notes payable — long-term portion	3,345	4,726
Deferred revenues — long-term portion	459	137
Lease incentive obligations — long-term portion	728	587
Other liabilities	676	575

Total liabilities	16,274	16,195
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 28,108,643 and 24,548,060 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	2	2
Additional paid-in capital	219,678	166,922
Accumulated other comprehensive income	28	8
Accumulated deficit	(139,151)	(125,103)

Total stockholders’ equity	80,557	41,829

Total liabilities and stockholders’ equity	$96,831	$58,024

See accompanying notes.

GENOMIC HEALTH, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Product revenues	$14,555	$7,815	$27,701	$12,005
Contract revenues	135	564	1,077	1,434

Total revenues	14,690	8,379	28,778	13,439
Operating expenses:
Cost of product revenues	4,172	2,468	8,019	4,527
Research and development	5,224	2,738	10,394	5,449
Selling and marketing	8,740	5,806	16,893	10,901
General and administrative	4,186	2,818	8,275	5,440

Total operating expenses	22,322	13,830	43,581	26,317

Loss from operations	(7,632)	(5,451)	(14,803)	(12,878)
Interest income	608	646	1,124	1,338
Interest expense	(178)	(113)	(373)	(208)
Other income	4	3	4	3

Net loss	$(7,198)	$(4,915)	$(14,048)	$(11,745)

Basic and diluted net loss per share	$(0.28)	$(0.20)	$(0.55)	$(0.48)

Shares used in computing basic and diluted net loss per share	26,141,476	24,500,912	25,355,685	24,490,432

See accompanying notes.

GENOMIC HEALTH, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006

Operating activities
Net loss	$(14,048)	$(11,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,763	1,024
Employee stock-based compensation	2,801	1,182
Non-employee stock-based compensation	27	53
Changes in assets and liabilities:
Accounts receivable, net	(1,171)	(730)
Employee note receivable	—	37
Prepaid expenses and other current assets	(1,626)	(610)
Other assets	(152)	88
Accounts payable	(1,231)	(553)
Accrued expenses and other liabilities	1,558	261
Accrued compensation	757	410
Deferred revenues	35	265
Lease incentive obligations	199	799

Net cash used in operating activities	(11,088)	(9,519)

Investing activities
Purchase of short-term investments	(35,847)	(8,138)
Maturities of short-term investments	29,048	25,091
Purchase of property and equipment	(2,155)	(5,339)

Net cash provided (used in) by investing activities	(8,954)	11,614

Financing activities
Proceeds from notes payable	—	910
Principal payments for notes payable	(1,239)	(568)
Proceeds from issuance of common stock, net	49,928	78

Net cash provided by financing activities	48,689	420

Net increase in cash and cash equivalents	28,647	2,515
Cash and cash equivalents at the beginning of period	14,926	18,839

Cash and cash equivalents at the end of period	$43,573	$21,354

Supplemental disclosure of cash flow information
Cash paid for interest	$373	$208
See accompanying notes.

GENOMIC HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
The Company
     Genomic Health, Inc. (the “Company”) is a life science company focused on the development and commercialization of genomic-based clinical diagnostic tests for cancer that allow physicians and patients to make individualized treatment decisions. The Company was incorporated in Delaware in August 2000. The Company’s first test, Oncotype DX™, was launched in 2004 and is used for early stage breast cancer patients to predict the likelihood of cancer recurrence, the likelihood of patient survival within ten years of diagnosis and the likelihood of chemotherapy benefit. The Company has incurred significant losses and expects to incur additional losses for at least the next two years as commercial and development efforts continue.
     Basis of Presentation
     The accompanying interim period condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated balance sheet as of June 30, 2007, condensed consolidated statements of operations for the three and six months ended June 30, 2007 and 2006 and condensed consolidated statements of cash flows for the six months ended June 30, 2007 and 2006 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2006 has been derived from audited financial statements. However, it does not include certain information and notes required by GAAP for complete consolidated financial statements.
     Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006, as subsequently amended.
     Income Taxes
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which became effective for the Company beginning January 1, 2007. FIN 48 addresses how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the tax benefit from an uncertain tax position can be recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution or settlement. In May 2007, FASB issued Financial Staff Position FSP FIN 48-1 (“FSP FIN 48-1”), which provides guidance on determining whether a tax position is effectively settled for purposes of recognizing previously unrecognized tax benefits and is effective upon the Company’s initial adoption of FIN 48. The adoption of FIN 48 and FSP FIN 48-1 had no impact on the Company’s financial condition, results of operations or cash flows.
     At December 31, 2006, the Company had federal and state tax net operating loss (“NOL”) carryforwards of approximately $114.2 million and $111.1 million, respectively, and federal and state research and development (“R&D”) tax credit carryforwards of approximately $1.6 million and $1.6 million, respectively. The NOL and R&D tax credit carryforwards will expire at various dates beginning in 2013 if not utilized. Because realization of such tax benefits is uncertain, the Company has provided a 100% valuation allowance as of December 31, 2006 and June 30, 2007. Utilization of the NOL and R&D tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future as provided in Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than fifty percentage points over a three-year period. Since its formation, the Company has raised capital through the issuance of capital stock which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition.
     If the Company has experienced a change of control at any time since its formation, utilization of NOL or R&D tax credit carryforwards would be subject to an annual limitation under Section 382. This annual limitation is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and could then be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D tax credit carryforwards before utilization. The Company recently completed a high-level study to assess whether a change in control has occurred or whether there have been multiple changes of control since the Company’s formation. While there may have been some recent changes in control that could result in a limitation on the usage of NOL or R&D tax credits in a given year, depending upon the level of income generated, we do not expect such limitations to result in expiration of these credits before utilization. Therefore, no amounts are being presented as an uncertain tax position.
     Interest and penalties related to uncertain tax positions will be reflected in income tax expense. As of June 30, 2007, the Company had not recognized any tax penalties or interest in its balance sheets or statements of operations. All tax years since the Company’s inception remain subject to future examination by the major tax jurisdictions in which it is subject to tax.
     Recent Accounting Pronouncements
     In June 2007, FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”). Pursuant to EITF 07-3, nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or services are performed, or when the goods or services are no longer expected to be received. EITF 07-3 is effective for the fiscal years beginning after December 15, 2007 and is to be applied prospectively for contracts entered into on or after the effective date. The Company is in the process of determining the impact that EITF 07-3 will have on its financial condition or results of operations.
     In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159, which includes an amendment to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, permits entities the option to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining the impact that SFAS 159 will have on its financial condition or results of operations.
     In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements, is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining the impact that SFAS 157 will have on its financial condition or results of operations.
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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
	(In thousands)
	(Unaudited)
Net loss	$(7,198)	$(4,915)	$(14,048)	$(11,745)

Weighted-average net common shares outstanding for basic and diluted loss per common share	26,141,476	24,500,912	25,355,685	24,490,432

Basic and diluted net loss per share	$(0.28)	$(0.20)	$(0.55)	$(0.48)

Outstanding potential common shares not included in diluted net loss per share calculation:
Options to purchase common stock	3,118,078	2,102,604	3,118,078	2,102,604

     Comprehensive Loss
     The Company reports comprehensive loss and its components as part of total stockholders’ equity.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
	(In thousands)
	(Unaudited)
Net loss	$(7,198)	$(4,915)	$(14,048)	$(11,745)
Change in unrealized gain on available-for-sale securities	24	23	21	5

Comprehensive loss	$(7,174)	$(4,892)	$14,027	$(11,740)

Note 3. Public Offering of Common Stock
     In May 2007, the Company received $49.7 million in net proceeds from an underwritten public offering of 3,450,000 shares of common stock pursuant to the Company’s outstanding shelf registration statement on Form S-3. Entities affiliated with Julian Baker, an outside director and a principal stockholder of the Company, purchased 1,000,000 shares of the Company’s common stock in this offering. As of August 9, 2007, the Company had approximately $46.5 million of securities available for sale remaining under the shelf registration statement.
Note 4. Commercial Technology and Licensing Agreements
     The Company is a party to various agreements under which it licenses technology on a nonexclusive basis in the field of human diagnostics. Access to these licenses enables the Company to process its laboratory tests for Oncotype DX. Costs recorded under these agreements for the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006 were $1.1 million, $605,000, $2.2 million and $987,000, respectively, and were included in cost of product revenues.
Note 5. Notes Payable
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
     As of June 30, 2007, the Company’s aggregate commitments under its financing arrangement were as follows:

Annual
Payment
Amounts
(In thousands)
(Unaudited)

Years Ending December 31, 2007 (remainder of the year)	$1,611
2008	3,073
2009	1,934
2010	238

Total minimum payments	6,856
Less: interest portion	(822)

Present value of net minimum payments	6,034
Less: current portion of obligations	(2,689)

Long-term obligations	$3,345

Note 6. Commitments
Lease Obligations
     In September 2005, the Company entered into a non-cancelable lease for 48,000 square feet of laboratory and office space. The lease expires in February 2012 and includes lease incentive obligations totaling $834,000 that are being amortized on a straight-line basis over the life of the lease. In connection with this lease, the Company was required to secure a $500,000 letter of credit, which is classified as restricted cash on its condensed consolidated balance sheet.
     In January 2007, the Company entered into a non-cancelable lease for an additional 48,000 square feet of laboratory and office space in a nearby location. The lease expires in February 2012 and includes lease incentive obligations totaling $283,000 that are being amortized on a straight-line basis over the life of the lease. In connection with this lease, the Company paid a $151,000 cash security deposit, which is included in other assets on its condensed consolidated balance sheet.
     Future non-cancelable commitments at June 30, 2007 under these leases, which are considered operating leases, were as follows:

Annual
Payment
Amounts
(In thousands)
(Unaudited)

Years Ending December 31, 2007 (remainder of the year)	$592
2008	1,348
2009	1,520
2010	1,634
2011	1,723
Thereafter	290

Total minimum payments	$7,107

Note 7. Stock-Based Compensation
     Employee Stock-based Compensation Expense
     The Company uses the Black-Scholes option valuation model to value stock options to employees and outside directors under Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). Employee stock-based compensation expense was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The following table presents the impact of SFAS 123R on selected statements of operations line items for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
	(In thousands)
	(Unaudited)
Cost of product revenues	$106	$31	$184	$63
Research and development	449	180	840	355
Selling and marketing	475	159	831	315
General and administrative	488	243	946	449

Total employee stock-based compensation expense	$1,518	$613	$2,801	$1,182

     Employee stock-based compensation expense represents expense related to stock options granted on or after January 1, 2006, as well as stock options granted prior to, but not yet vested as of, January 1, 2006. As of June 30, 2007, total compensation expense related to non-vested stock options not yet recognized, net of estimated forfeitures, was $15.2 million, which is expected to be allocated to expenses over a remaining vesting period of 40 months.
     Valuation Assumptions
     Option valuation models require the input of highly subjective assumptions that can vary over time. The Company’s common stock has been publicly traded for less than two years, so expected volatility is based primarily on comparable peer data. The expected life of options granted is estimated based on historical option exercise data and assumptions related to unsettled options. The risk-free interest rate is estimated using published rates for U.S. Treasury securities with a remaining term approximating the expected life of the options granted. The Company uses a dividend yield of zero as it has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future. The Company granted 215,125 and 374,580 stock options to employees and outside directors for the three and six months ended June 30, 2007, respectively, compared with 105,100 and 175,900 stock options granted for the three and six months ended June 30, 2006, respectively. The weighted-average fair values and the assumptions or range of assumptions used in calculating such values for stock options granted during these periods were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Volatility factor	60.5%	75.0%	62.4%	75.0%
Risk-free interest rate	4.66%	5.10%	4.54-4.66%	4.60-5.10%
Dividend yield	0%	0%	0%	0%
Expected life of options in years	5.50–5.86	5.50	5.50-5.86	5.00-5.50
Weighted-average fair value	$10.37	$6.71	$11.24	$7.02
     Stock Options Exercised
     For the three and six months ended June 30, 2007, the Company issued 88,402 and 110,583 shares of common stock in connection with the exercise of stock options by employees and consultants with a weighted-average exercise price of $1.66 and $2.03 per share, respectively, and total intrinsic value of $146,636 and $224,811, respectively. For the three and six months ended June 30, 2006, the Company issued 23,820 and 41,231 shares of common stock in connection with the exercise of stock options by employees and consultants with a weighted-average exercise price of $1.92 and $1.90 per share, respectively, and total intrinsic value of $45,817 and $78,513, respectively.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and our audited financial statements for the year ended December 31, 2006 included in our Annual Report on Form 10-K, as subsequently amended. This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our expectation that, for the foreseeable future, substantially all of our revenues will be derived from Oncotype DX; the factors we believe to be driving demand for Oncotype DX and our ability to sustain such demand; our expectation that our research and development expense levels will remain high as we seek to increase the clinical utility of Oncotype DX and develop new tests; our expectation that our general and administrative and sales and marketing expenses will increase and our anticipated uses of those funds; our expectations regarding capital expenditures; the factors that may impact our financial results; the extent and duration of our net losses; our ability to comply with the requirements of being a public company; our ability to attract and retain experienced personnel; the impact changes in healthcare policy or regulation could have on our business; the adequacy of our product liability insurance; our ability to recognize revenues other than on a cash basis and when we expect we will recognize a majority of revenues upon providing tests; the level of investment in our sales force; the capacity of our commercial laboratory to process tests and our expectations regarding expanded capacity; our dependence on collaborative relationships and the success of those relationships; whether any tests will result from our collaborations; our belief that clinical results support our development of a test for colon cancer; our expectations regarding clinical development processes future tests may follow; the applicability of clinical results to actual outcomes; our estimates and assumptions with respect to disease incidence; the ability of our test to impact treatment decisions; the economic benefits of our test to the healthcare system; our compliance with federal, state and foreign regulatory requirements; our expectation that product revenues will increase; how we intend to spend our existing cash and cash equivalents and how long we expect our existing cash to last; our expected future sources of cash; our plans to borrow additional amounts under existing or new financing arrangements; the potential impact resulting from the regulation of Oncotype DX by the U.S. Food and Drug Administration, or FDA, and our belief that Oncotype DX is properly regulated under the Clinical Laboratory Improvement Amendments of 1988, or CLIA; the impact of new or changing regulation or legislation on our business; our beliefs regarding reimbursement for Medicare inpatients; our plans to pursue reimbursement on a case-by-case basis; our ability, and expectations as to the amount of time it will take, to achieve successful reimbursement from third-party payors and government insurance programs; our intent to enter into additional foreign distribution arrangements; the factors that we believe will drive the establishment of coverage policies; the impact of changing interest rates; the amount of future revenues that we may derive from Medicare patients or categories of patients; our success in increasing patient and physician demand as a result of our direct sales approach; plans for enhancements of Oncotype DX to address different patient populations of breast cancer or to report single gene results; plans for, and the timeframe for the development or commercial launch of, future tests addressing different patient populations or other cancers; our expectation regarding when we may move another potential test into development; the occurrence, timing, outcome or success of clinical trials; our intellectual property and our strategies regarding filing additional patent applications to strengthen our intellectual property rights; the impact of accounting pronouncements and our critical accounting policies, estimates, models and assumptions on our financial results; our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing; and anticipated trends and challenges in our business and the markets in which we operate.
     Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A of this report, as well as our ability to develop and commercialize new products; the risk of unanticipated delays in research and development efforts; the risk that we may not obtain reimbursement for our existing test and any future tests we may develop; the risks and uncertainties associated with the regulation of our test by FDA; our ability to compete against third parties; our ability to obtain capital when needed; and our history of operating losses. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to update any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
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
     Our diagnostic test, Oncotype DX™, is used for early stage breast cancer patients to predict the likelihood of cancer recurrence, the likelihood of patient survival within ten years of diagnosis and the likelihood of chemotherapy benefit. All tumor samples are sent to our laboratory in Redwood City, California for analysis. Upon generation and delivery of a Recurrence Score™ report to the physician, we generally bill third-party payors for Oncotype DX. Effective June 1, 2007, we increased the list price of our test from $3,460 to $3,650.
     We have experienced a significant increase in demand for Oncotype DX since the test was launched in January 2004. For the three months ended June 30, 2007, more than 5,750 test reports were delivered for use in treatment planning, compared to more than 3,250 for the three months ended June 30, 2006. As of June 30, 2007, more than 33,000 test reports had been delivered for use in treatment planning by more than 6,000 physicians. We believe this increased demand resulted from the continued publication of our peer-reviewed articles on studies we conducted or collaborated on supporting the use and reimbursement of Oncotype DX, clinical presentations at major symposia, and the continued expansion of our domestic field sales organization. However, this increased demand is not necessarily indicative of future growth rates, and we cannot assure you that this level of increased demand can be sustained or that future appearances or presentations at medical conferences, publication of articles or increases in sales personnel will have a similar impact on demand for Oncotype DX. Moreover, we believe that each year we may experience softer demand for our test in the second and third calendar quarters, which may be attributed to physicians and patients scheduling vacations during this time. As of June 30, 2007, our laboratory had the capacity to process up to 8,000 tests per quarter.
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
     As of July 2007, Cigna HealthCare, Humana, Inc., Health Net, Inc., United HealthCare Insurance Company, Aetna, Inc., Kaiser Foundation Health Plan, Inc. and National Heritage Insurance Company, or NHIC, the local Medicare carrier for California with jurisdiction for claims submitted by us for Medicare patients, had issued positive coverage determinations for Oncotype DX. We believe that as much as 20% of our future test volume may be derived from Medicare patients. In addition, a number of regional payors had issued policies supporting reimbursement for our test. In July 2007, the Blue Cross and Blue Shield Association Technology Evaluation Center, or BCBSA TEC, concluded that use of Oncotype DX to inform decision making about adjuvant chemotherapy meets the BCBSA TEC criteria for women with estrogen receptor-positive, or E+, node-negative, or N-, tumors who have been treated with tamoxifen. As of July 2007, health plans covering approximately 145 million lives had approved our test for coverage through either a reimbursement contract or policy.
     Until we reach agreement with a payor on contract terms or a payor establishes a policy for payment of Oncotype DX, we recognize revenue on a cash basis. Where contracts or policies are not in place, we pursue case-by-case reimbursement. We are working with many payors to establish policy-level reimbursement which, if in place, should allow us to recognize revenues upon completing our test, generating and delivering a Recurrence Score report to the physician and submitting an invoice to the payor when we have established enough history with each payor to reliably estimate their individual payment patterns. We do not expect to recognize the majority of revenues in this manner until the end of 2007 or later.
     We are conducting studies with the goal of expanding the clinical utility of Oncotype DX in breast cancer. Our test is currently used for breast cancer patients with tumors that are N- and ER+. During 2007, we may introduce single gene reporting for ER and progesterone receptor, or PR, genes into the Oncotype DX patient report to provide better information for improved treatment decision-making. We are also conducting studies using Oncotype DX in N-, ER+ patients who were treated with an aromatase inhibitor. We are continuing to work on extending Oncotype DX for breast cancer into node positive, or N+, and estrogen receptor negative, or ER-, populations. At the June 2007 ASCO meeting, we presented a study suggesting that Oncotype DX Recurrence Score results provide accurate recurrence risk information for patients with ER+ breast cancer, regardless of whether they were N- or N+. Studies ongoing in 2007 using Oncotype DX in N+ patients could, if successful, result in a product offering in 2008.
     We continue to conduct research and early development studies in a variety of cancers other than breast cancer. In January 2007 we announced that we had moved our program for early stage colon cancer patients into full-scale development. We expect our colon program will follow a clinical development process similar to that of our Oncotype DX breast cancer test. We have established a collaborative agreement with the National Surgical Adjuvant Breast and Bowel Project, or NSABP, as well as other academic groups to access colon tissue samples that have associated clinical outcome data. We developed an investigational gene panel for colon cancer and completed two studies to enable the refinement of a final gene set and algorithm. We expect to begin analytical validation work with the final gene set and algorithm in the second half of 2007 leading to a clinical validation study in 2008 which, if successful, could be followed by a commercial product launch in 2009.
     Since our inception, we have generated significant net losses. We incurred a net loss of $14.0 million for the six months ended June 30, 2007. As of June 30, 2007, our accumulated deficit was $139.2 million. We expect our net losses to continue for at least the next two years. We anticipate that a substantial portion of our capital resources and efforts over the next several years will be focused on research and development, both to develop additional tests for breast cancer and to develop tests for colon and other cancers, to scale up our commercial organization, and for other general corporate purposes. Our financial results will be limited by a number of factors, including establishment of coverage policies by third-party insurers and government payors, our ability in the short term to collect from payors often requiring a case-by-case manual appeals process, and our ability to recognize revenues other than from cash collections on tests billed until such time as reimbursement agreements or contracts are in effect. Until we have established consistent payment patterns and are able to record revenues as tests are performed and reports delivered, we are likely to continue reporting net losses.

Financial Operations Overview
     Revenues
     We derive our revenues from product sales and contract research arrangements. We operate in one industry segment. Our product revenues are derived solely from the sale of our Oncotype DX test. Payors are billed upon generation and delivery of a Recurrence Score report to the physician. Product revenues are recorded on a cash basis unless a contract or agreement is in place with the payor at the time of billing and collectibility is reasonably assured based upon collection experience. Contract revenues are derived from studies conducted with biopharmaceutical and pharmaceutical companies and are recognized as costs are incurred, assays are processed or milestones are completed.
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
     General and Administrative Expenses
     Our general and administrative expenses consist primarily of personnel-related costs, legal costs, including intellectual property, accounting costs, billing and collections costs, bad debt expense and other professional and administrative costs.

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
Revenue Recognition
     Product revenues for Oncotype DX, from its commercial launch in January 2004 through June 30, 2007, have largely been recognized on a cash basis because we have limited collection experience and a limited number of contracts or agreements with payors. We recognize a portion of product revenue from third-party payors, including some private payors and Medicare, on an accrual basis.
     Our product revenues for tests performed are recognized when the following revenue recognition criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Criterion (2) is satisfied when we perform the test and generate and deliver a report to the physician. Determination of criteria (3) and (4) is based on management’s judgments regarding the nature of the fee charged for products or services delivered, contractual agreements entered into, and the collectibility of those fees under any contract or agreement. Product revenues where all the criteria set forth above are not met are recognized when cash is received.
     We generally bill third-party payors for Oncotype DX upon generation and delivery of a Recurrence Score report to the physician. As such, we take assignment of benefits and the risk of collection with the third-party payor. We usually bill the patient directly for amounts owed after multiple requests for payment have been denied or only partially paid by the insurance carrier. As a relatively new test, Oncotype DX may be considered investigational by payors and therefore not covered under their reimbursement policies. Consequently, we pursue case-by-case reimbursement where policies are not in place or payment history has not been established.
     In late 2006 we began accruing an allowance for doubtful accounts against our accounts receivable consistent with historical payment experience. Bad debt expense is included in general and administrative expense on our condensed consolidated statements of operations. Accounts receivable are written off against the allowance when the appeals process is exhausted, when an unfavorable coverage decision is received, or when there is other substantive evidence that the account will not be paid. As of June 30, 2007, our allowance for doubtful accounts was $69,000 compared to $510,000 at December 31, 2006. Changes in our estimate of allowance for doubtful accounts resulted in a $187,000 reduction of bad debt expense for the first six months of 2007. Write-offs for doubtful accounts of $254,000 were recorded against the allowance during the six months ended June 30, 2007; no write-offs were recorded during the year ended December 31, 2006.
     Contract revenues are generally derived from studies conducted with biopharmaceutical and pharmaceutical companies and are recognized on a contract-specific basis. Under certain contracts, our input, measured in terms of full-time equivalent level of effort or running a set of assays through our laboratory under a contractual protocol, triggers payment obligations and revenues are recognized as costs are incurred or assays are processed. Certain contracts have payment obligations that are triggered as milestones are completed, such as completion of a successful set of experiments. In these cases, revenues are recognized when the milestones are achieved.
Stock-based Compensation Expense
     On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, or SFAS 123R. SFAS 123R addresses the accounting for stock-based payment transactions whereby an entity receives employee services in exchange for equity instruments, including stock options. SFAS 123R requires that such transactions be accounted for using a fair-value based method. The application of SFAS 123R requires significant judgment and the use of estimates, particularly surrounding assumptions used in determining fair value. We use the Black-Scholes valuation method, which requires the use of estimates such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value stock-based compensation. We have limited historical evidence with respect to developing these assumptions. Our common stock has been publicly traded for less than two years, so expected volatility is based primarily on comparable peer data. The expected life of options granted is estimated based on historical option exercise data and assumptions related to unsettled options.
     We elected the modified prospective transition method, which requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation expense resulting from the adoption of SFAS 123R represents expense related to stock options granted since January 1, 2006, as well as stock options granted prior to, but not yet vested as of, January 1, 2006. As of June 30, 2007, total compensation expense related to non-vested stock options not yet recognized was $15.2 million, which is expected to be recognized over a period of 40 months.
     Equity instruments granted to non-employees are valued using the Black-Scholes method and accounted for as prescribed by SFAS 123R and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and will be subject to periodic revaluation over their vesting terms.
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
Results of Operations
     Three Months Ended June 30, 2007 and 2006
     Revenues. Total revenues were $14.7 million for the three months ended June 30, 2007 compared to $8.4 million for the comparable period in 2006. Product revenues from Oncotype DX were $14.6 million for the three months ended June 30, 2007 compared to $7.8 million for the comparable period in 2006. This increase resulted from increased adoption and expanded reimbursement coverage for our test. Approximately 34% of product revenue for the three months ended June 30, 2007 was recorded on an accrual basis, reflecting established payment patterns from payors with coverage policies in place, compared to 30% for the three months ended June 30, 2006. The balance of product revenue was recognized upon cash collection. Product revenue from Medicare was $3.3 million, representing 23% of total product revenue for the three months ended June 30, 2007, compared to $4.8 million or 61% of total product revenue for the three months ended June 30, 2006. Medicare revenue for the three months ended June 30, 2006 included the receipt of $2.8 million in payments for services provided to Medicare patients prior to Medicare’s February 27, 2006 effective coverage date for Oncotype DX.
     Contract revenues were $135,000 for the three months ended June 30, 2007, compared to $563,000 for the comparable period in 2006. Contract revenues are from studies assessing our gene expression technology or collaborative work in gene selection and protocol design with our pharmaceutical partners and include ongoing collaboration work with Bristol-Meyers Squibb and Imclone Systems as well as Aventis, Inc., a member of the sanofi-aventis group, and the Eastern Cooperative Oncology Group, or ECOG. The decrease in contract revenues for the three months ended June 30, 2007, as compared with the three months ended June 30, 2006, was due to the timing of milestones related to our collaboration work with Aventis and ECOG.
     Cost of Product Revenues. For the three months ended June 30, 2007, cost of product revenues was $4.2 million for Oncotype DX, consisting of tissue sample processing costs of $3.1 million and license fees of $1.1 million. For the three months ended June 30, 2006, cost of product revenues was $2.5 million, consisting of tissue sample processing costs of $1.9 million and license fees of $605,000. Test volume for the three months ended June 30, 2007 increased 77% from the comparable period in 2006, resulting in a decrease in the cost per test delivered. During the three months ended June 30, 2007 and 2006, we recorded tissue sample processing costs for Oncotype DX that included direct material costs, direct labor costs, equipment costs, shipping costs and other infrastructure costs. All costs recorded for tissue sample processing in those periods represent the cost of all the tests processed regardless of whether revenue was recognized with respect to that test. License fees were recorded in cost of product revenues for contractual obligations and royalties due on product revenues recognized.
     Research and Development Expenses. Research and development expenses increased to $5.2 million for the three months ended June 30, 2007, from $2.7 million for the comparable period in 2006. The increase in research and development expenses was primarily due to a $1.5 million increase in personnel-related costs, a $420,000 increase in infrastructure-related expenses, a $195,000 increase in clinical collaboration expenses, and a $259,000 increase in reagents and lab supplies. We expect that our research and development expenses will increase as we increase investment in our product pipeline for a variety of cancers, including cancers other than breast and colon.
     Selling and Marketing Expenses. Selling and marketing expenses increased to $8.7 million for the three months ended June 30, 2007 from $5.8 million for the comparable period in 2006. The $2.9 million increase in selling and marketing expenses was primarily due to a $1.8 million increase in personnel-related costs, mostly to expand our domestic field sales organization, $540,000 in higher travel-related expenses associated with field sales personnel, $350,000 in higher promotional field and marketing expenses and $305,000 in higher infrastructure-related expenses. We expanded our field sales team to 60 representatives as of June 30, 2007, up from 40 representatives at December 31, 2006. We expect that selling and marketing expenses will continue to increase in future periods as we continue to expand our sales force and our marketing programs, including ongoing physician and patient education programs.
     General and Administrative Expenses. General and administrative expenses increased to $4.2 million for the three months ended June 30, 2007 from $2.8 million for the comparable period in 2006. The $1.4 million increase in general and administrative expenses was primarily due to a $1.0 million increase in personnel-related costs, $169,000 in higher legal and accounting fees and $131,000 in higher billing and collection fees paid to third-party billing and collection vendors. We expect general and administrative expenses to continue to increase as we spend more on fees for billing and collections due to revenue growth and continue to incur costs associated with being a public company and other expenses related to the growth of our business.
     Interest Income. Interest income was $608,000 for the three months ended June 30, 2007 compared to $646,000 for the comparable period in 2006. The decrease in interest income was primarily due to lower average short-term investment balances.
     Interest Expense. Interest expense was $178,000 for the three months ended June 30, 2007 compared to $113,000 for the comparable period in 2006. This increase was related to higher borrowings on our equipment financing line under which draws have been made and interest expense has been incurred.
     Six Months Ended June 30, 2007 and 2006
     Revenues. Total revenues were $28.8 million for the six months ended June 30, 2007 compared to $13.4 million for the six months ended June 30, 2006. Product revenues from Oncotype DX were $27.7 million for the six months ended June 30, 2007 compared to $12.0 million for the comparable period in 2006. This increase resulted from increased adoption and expanded reimbursement coverage for our test. Approximately 34% of product revenue for the six months ended June 30, 2007 was recorded on an accrual basis compared to 28% for the six months ended June 30, 2006. Product revenue from Medicare was $6.6 million, representing 24% of total product revenue for the six months ended June 30, 2007, compared to $6.8 million or 57% of total product revenue for the six months ended June 30, 2006. Medicare revenue for the six months ended June 30, 2006 included the receipt of payments for services provided to Medicare patients prior to Medicare’s February 27, 2006 effective coverage date for Oncotype DX. Contract revenues were $1.1 million for the six months ended June 30, 2007, compared to $1.4 million for the six months ended June 30, 2006.
     Cost of Product Revenues. For the six months ended June 30, 2007, cost of product revenues was $8.0 million for Oncotype DX, consisting of tissue sample processing costs of $5.8 million and license fees of $2.2 million. For the six months ended June 30, 2006, cost of product revenues was $4.5 million, consisting of tissue sample processing costs of $3.5 million and license fees of $987,000. During the six months ended June 30, 2007 and 2006, we recorded tissue sample processing costs for Oncotype DX that included direct material costs, direct labor costs, equipment costs, shipping costs and other infrastructure costs.
     Research and Development Expenses. Research and development expenses increased to $10.4 million for the six months ended June 30, 2007, from $5.4 million for the comparable period in 2006. The increase was primarily due to a $2.8 million increase in personnel-related costs, an $898,000 increase in infrastructure-related expenses, a $749,000 increase in clinical collaboration expenses, and a $396,000 increase in reagents and lab supplies.

     Selling and Marketing Expenses. Selling and marketing expenses increased to $16.9 million for the six months ended June 30, 2007 from $10.9 million for the comparable period in 2006. The $6.0 million increase in selling and marketing expenses was primarily due to a $3.1 million increase in personnel-related costs, $1.2 million in higher promotional field and marketing expenses, $1.2 million in higher travel-related expenses and $632,000 in higher infrastructure-related expenses.
     General and Administrative Expenses. General and administrative expenses increased to $8.3 million for the six months ended June 30, 2007 from $5.4 million for the comparable period in 2006. The $2.8 million increase in general and administrative expenses was primarily due to a $2.1 million increase in personnel-related costs, $414,000 in higher legal and accounting fees and $288,000 in higher billing and collection fees paid to third-party billing and collection vendors.
     Interest Income. Interest income was $1.1 million for the six months ended June 30, 2007 compared to $1.3 million for the comparable period in 2006. The decrease in interest income was primarily due to lower average short-term investment balances.
     Interest Expense. Interest expense was $373,000 for the six months ended June 30, 2007 compared to $208,000 for the comparable period in 2006. This increase was related to higher borrowings on our equipment financing line under which draws have been made and interest expense has been incurred.
Liquidity and Capital Resources
     Since our inception in August 2000, we have incurred significant losses and, as of June 30, 2007, we had an accumulated deficit of $139.2 million. We have not yet achieved profitability and anticipate that we will continue to incur net losses for at least the next two years. We expect that our research and development, selling and marketing and general and administrative expenses will continue to grow and, as a result, we will need to generate significant product revenue to achieve profitability. We may never achieve profitability.
     Sources of Liquidity
     At June 30, 2007, cash, cash equivalents and short-term investments and working capital increased to $79.7 million and $74.9 million, respectively, from cash, cash equivalents and short-term investments and working capital at December 31, 2006 of $44.2 million and $37.5 million, respectively. These increases were primarily attributable to net proceeds of $49.7 million from the public offering of 3,450,000 shares of our common stock in May 2007. Historically we have financed our operations primarily through sales of our equity securities. Purchases of equipment and leasehold improvements have been partially financed through loans. Notes payable under our equipment loan were $6.0 million and $7.3 million at June 30, 2007 and December 31, 2006, respectively.
     Cash Flows
     For the six months ended June 30, 2007, we used $11.1 million of net cash for operating activities principally as the result of our net loss of $14.0 million and a net change in operating assets and liabilities of $1.6 million, partially offset by non-cash charges for stock-based compensation of $2.8 million and depreciation and amortization of $1.8 million. For the six months ended June 30, 2006, we used $9.5 million of cash for operating activities due primarily to our net loss for the period of $11.7 million, partially offset by non-cash charges for stock-based compensation of $1.2 million and depreciation and amortization of $1.0 million.
     Net cash used by investing activities was $9.0 million for the six months ended June 30, 2007, compared to $11.6 million of cash provided by investing activities for the six months ended June 30, 2006. The increase of $20.6 million of cash used in investing activities was due primarily to a $23.8 million net increase in short-term investments due to the investment of a portion of the cash proceeds from our May 2007 public offering of common stock, partially offset by a $3.2 million decrease in cash used for the acquisition of property and equipment and for leasehold improvements.
     Net cash provided by financing activities was $48.7 million for the six months ended June 30, 2007, compared to $420,000 of net cash provided by financing activities for the six months ended June 30, 2006, The increase in net cash provided by financing activities was due to $49.7 million in net proceeds from our May 2007 public offering of common stock and $149,000 in higher net proceeds from the exercise of stock options by employees and outside consultants, partially offset by $1.2 million in payments on our capital equipment financing loan.

     Contractual Obligations
     The following summarizes our significant contractual obligations as of June 30, 2007 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
					More
		Less than			than 5
	Total	1 Year	1-3 Years	3-5 Years	Years
	(In thousands)
Notes payable obligations	$6,856	$3,223	$3,525	$108	$—
Non-cancelable operating lease obligations	7,107	1,250	3,018	2,839	—

Total	$13,963	$4,473	$6,543	$2,947	$

     Our notes payable obligations are for principal and interest payments on capital equipment financing. In March 2005, we entered into an arrangement to finance the acquisition of laboratory equipment, computer hardware and software, leasehold improvements and office equipment. In connection with this arrangement, we granted the lender a security interest in the assets purchased with these borrowings. We can prepay all, but not part, of the amounts owing under the arrangement so long as we also pay a 5% premium on the remaining payments. This premium is reduced to 4% in 2008. As of June 30, 2007, notes payable under this arrangement totaled $6.0 million at annual interest rates ranging from 10.23% to 11.30%, depending upon the applicable note.
     Our non-cancelable operating lease obligations are for laboratory and office space. In January 2007, we executed an agreement to lease an additional 48,000 square feet of office space. This space is located near 48,000 square feet of laboratory and office space we occupy under a lease we entered into in September 2005. Both leases expire in February 2012.
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
     Off-Balance Sheet Arrangements
     As of June 30, 2007, we have no material off-balance sheet arrangements other than the lease obligations and collaboration payments discussed above.
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
     Recent Accounting Pronouncements
     In June 2007, FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, or EITF 07-3. Pursuant to EITF 07-3, nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or services are performed, or when the goods or services are no longer expected to be received. EITF 07-3 is effective for fiscal years beginning after December 15, 2007, and is to be applied prospectively for contracts entered into on or after the effective date. We are in the process of determining the impact that EITF 07-3 will have on our financial condition or results of operations.
     In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159, which includes an amendment to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, permits entities the option to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are in the process of determining the impact that SFAS 159 will have on our financial condition or results of operations.
     In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157. SFAS 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements, is effective for fiscal years beginning after November 15, 2007. We are in the process of determining the impact that SFAS 157 will have on our financial condition or results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to interest rate risk primarily through our investment portfolio. Our marketable securities consist of high-quality debt securities with maturities beyond ninety days at the date of acquisition, which mature within one year or less. As of June 30,

2007, we had cash, cash equivalents and short-term investments totaling $79.7 million. Our investment policy calls for investments in short-term, low risk, investment-grade instruments. Based on our portfolio content and our ability to hold investments to maturity, we believe that, if market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2007, the decline in fair value would not be material.
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
     We have incurred substantial net losses since our inception. For the six months ended June 30, 2007 and the year ended December 31, 2006, we incurred net losses of $14.0 million and $28.9 million, respectively. From our inception in August 2000 through June 30, 2007, we had an accumulated deficit of $139.2 million. To date, we have not, and we may never, achieve revenues sufficient to offset expenses. We expect to devote substantially all of our resources to continue commercializing and enhancing our existing test, Oncotype DX, and to develop future tests.
     We expect to incur additional losses in the future and we may never achieve profitability. We do not expect our losses to be substantially mitigated by revenues from Oncotype DX or future products, if any, for a number of years.
We expect to continue to incur significant research and development expenses, which may make it difficult for us to achieve profitability.
     In recent years, we have incurred significant costs in connection with the development of Oncotype DX. Our research and development expenses were $10.4 million for the six months ended June 30, 2007 and $12.8 million for the year ended December 31, 2006. We expect our research and development expense levels to remain high for the foreseeable future as we seek to expand the clinical utility of our existing test and develop new tests. As a result, we will need to generate significant revenues in order to achieve profitability. Our failure to achieve profitability in the future could cause the market price of our common stock to decline.
If third-party payors, including managed care organizations and Medicare, do not provide reimbursement or rescind their reimbursement policies for Oncotype DX, its commercial success could be compromised.

     Oncotype DX has a current list price of $3,650. Physicians and patients may decide not to order Oncotype DX unless third-party payors, such as managed care organizations as well as government payors such as Medicare and Medicaid, pay a substantial portion of the test’s price. There is significant uncertainty concerning third-party reimbursement of any test incorporating new technology, including Oncotype DX. Reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that tests using our technologies are:
•	not experimental or investigational,

•	medically necessary,

•	appropriate for the specific patient,

•	cost-effective, and

•	supported by peer-reviewed publications.
     Since each payor makes its own decision as to whether to establish a policy to reimburse, seeking these approvals is a time-consuming and costly process. To date, we have secured policy-level reimbursement approval from a limited number of third-party payors and have a limited number of approvals for state Medicaid programs. We cannot be certain that coverage for Oncotype DX will be provided in the future by additional third-party payors or that reimbursement policies will remain in place in the future.
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
     Based on a final rule effective January 1, 2007, we are permitted to submit claims to NHIC for the Oncotype DX tests performed on Medicare beneficiaries who were hospital inpatients or outpatients at the time the tumor tissue samples were obtained, but only if the test was ordered at least 14 days following the date of the patient’s discharge from the hospital and where other specified conditions are met. We are in the process of making arrangements with hospitals for payment of the test when performed for the small portion of Medicare beneficiaries, representing approximately 2% of our total testing population, who are hospital inpatients or outpatients at the time specimens are collected and who do not meet criteria under the final rule for billing by us. Finally, we have been engaged in discussions with the Centers for Medicare/Medicaid Services, or CMS, about the application of the final rule to hospital outpatients, including the effective date and any transition policy for compliance with the final rule. We believe the final rule should not apply to the Oncotype DX tests performed on tumor tissue samples obtained while the patient is a hospital outpatient, and that tests performed on tissue samples taken from hospital outpatients should be billable by us under the Medicare program, regardless of when the testing of such tissue samples takes place. While we are continuing to pursue this matter, at this point, CMS intends for the final rule to apply to outpatients as well as inpatients, and we are notifying hospitals accordingly.
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
     Clinical laboratory tests like Oncotype DX are regulated under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, as administered through CMS, as well as by applicable state laws. Diagnostic kits that are sold and distributed through interstate commerce are regulated as medical devices by FDA. Clinical laboratory tests that are developed and validated by a laboratory for its own use are called laboratory developed tests, or LDTs. Most LDTs currently are not subject to FDA regulation, although reagents or software provided by third parties and used to perform LDTs may be subject to regulation. We believe that Oncotype DX is not a diagnostic kit and also believe that it is an LDT. As a result, we believe Oncotype DX should not be subject to regulation under established FDA policies. The container we provide for collection and transport of tumor samples from a pathology laboratory to our laboratory is a medical device subject to FDA regulation but is currently exempt from pre-market review by FDA.
     In January 2006, we received a letter from FDA regarding Oncotype DX inviting us to meet with FDA to discuss the nature and appropriate regulatory status of and the least burdensome ways that we may fulfill any FDA pre-market review requirements that may apply. In September 2006, FDA issued draft guidance on a new class of tests called “In Vitro Diagnostic Multivariate Index Assays.” This draft guidance represented the first public discussion surrounding FDA’s position regarding the regulation of certain laboratory-developed tests. Under this draft guidance, Oncotype DX could be classified as either a Class II or a Class III medical device, which may require varying levels of FDA pre-market review depending upon intended use and on the level of control necessary to assure the safety and effectiveness of the test. The draft guidance was open for public comment until March 5, 2007, during which time we and others submitted comments on the draft guidance. In addition, FDA held a public meeting on February 8, 2007 at which several interested parties commented on the draft guidance.
     The Secretary’s Advisory Committee on Genetics, Health and Society has been given a charge by the Secretary of the Department of Health and Human Services to make recommendations about the oversight of genetic testing. Draft recommendations are expected to be submitted to the Secretary by the fall of 2007 and a final report issued in early 2008.
     On May 9, 2007, FDA issued a guidance document “Class II Special Controls Guidance Document: Gene Expression Profiling Test System for Breast Cancer Prognosis.” This guidance document was developed to support the classification of gene expression profiling test systems for breast cancer prognosis into Class II. We may submit comments on the guidance to FDA in the future. In addition, on June 19, 2007, FDA issued a guidance document “Pharmacogenetic Tests and Genetic Tests for Heritable Markers” which provides recommendations to sponsors and FDA reviewers in preparing and reviewing premarket approval applications (PMA) and premarket notification (510(k)) submissions for pharmacogenetic and other human genetic tests, whether testing is for single markers or for multiple markers simultaneously (multiplex tests).
     On July 26, 2007, FDA posted revised draft guidance on “In Vitro Diagnostic Multivariate Index Assays” that addressed some of the comments submitted in response to the September 2006 draft guidance. The revised draft guidance includes an 18 month transition period of FDA enforcement discretion following release of final guidance for currently available tests if the laboratory submits a pre-market review submission within 12 months of the publication of final guidance. We are continuing our ongoing dialogue with FDA regarding the Oncotype DX breast cancer assay.
     We cannot provide any assurance that FDA regulation, including pre-market review, will not be required in the future for Oncotype DX, either through new enforcement policies adopted by FDA or new legislation enacted by Congress. It is possible that legislation will be enacted into law and may result in increased regulatory burdens for us to continue to offer the Oncotype DX assay.
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
     We have adopted policies and procedures designed to comply with these laws, including policies and procedures relating to financial arrangements between us and physicians who refer patients to us. In the ordinary course of our business, we conduct internal reviews of our compliance with these laws. Our compliance is also subject to governmental review. The growth of our business and sales organization may increase the potential of violating these laws or our internal policies and procedures. The risk of our being found in violation of these laws and regulations is further increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of these laws and regulations, we may be subject to any applicable penalty associated with the violation, including civil and criminal penalties, damages and fines, we could be required to refund payments received by us, and we could be required to curtail or cease our operations. Any of the foregoing consequences could seriously harm our business and our financial results.
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
     As of June 30, 2007, we had two issued patents, one of which was issued jointly to us and to NSABP. Our pending patent applications may not result in issued patents, and we cannot assure you that our issued patent or any patents that might ultimately be issued by the U.S. Patent and Trademark Office will protect our technology. Any patents that may be issued to us might be challenged by third parties as being invalid or unenforceable, or third parties may independently develop similar or competing technology that avoids our patents. We cannot be certain that the steps we have taken will prevent the misappropriation and use of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.
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
     We have received notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights and may from time to time receive additional notices. Some of these claims may lead to litigation. We cannot assure you that we will prevail in such actions, or that other actions alleging misappropriation or misuse by us of third-party trade secrets, infringement by us of third-party patents and trademarks or the validity of our patents, will not be asserted or prosecuted against us. We may also initiate claims to defend our intellectual property. Intellectual property litigation, regardless of outcome, is expensive and time-consuming, could divert management’s attention from our business and have a material negative effect on our business, operating results or financial condition. If there is a successful claim of infringement against us, we may be required to pay substantial damages (including treble damages if we were to be found to have willfully infringed a third party’s patent) to the party claiming infringement, develop non-infringing technology, stop selling our test or using technology that contains the allegedly infringing intellectual property or enter into royalty or license agreements that may not be available on acceptable or commercially practical terms, if at all. Our failure to develop non-

infringing technologies or license the proprietary rights on a timely basis could harm our business. In addition, revising our test to include the non-infringing technologies would require us to re-validate our test, which would be costly and time-consuming. Also, we may be unaware of pending patent applications that relate to our test. Parties making infringement claims on future issued patents may be able to obtain an injunction that would prevent us from selling our test or using technology that contains the allegedly infringing intellectual property, which could harm our business.
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
     Our test is considered relatively expensive for a diagnostic test. We increased the price of our test from $3,460 to $3,650 effective June 1, 2007, and we may raise prices in the future. This could impact reimbursement of and demand for Oncotype DX. Many of our present and potential competitors have widespread brand recognition and substantially greater financial and technical resources and development, production and marketing capabilities than we do. Others may develop lower-priced, less complex tests that could be viewed by physicians and payors as functionally equivalent to our test, which could force us to lower the list price of our test and impact our operating margins and our ability to achieve profitability. Some competitors have developed tests cleared for marketing by FDA. There may be a marketing differentiation or perception that an FDA-cleared test is more desirable than Oncotype DX, and that may discourage adoption and reimbursement of our test. If we are unable to compete successfully against current or future competitors, we may be unable to increase market acceptance for and sales of our test, which could prevent us from increasing or sustaining our revenues or achieving or sustaining profitability and could cause the market price of our common stock to decline.
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
     We have multiple tests in various stages of development and devote considerable resources to research and development. For example, we are currently in the development stage of the application of our technology to predict recurrence and the therapeutic benefit of chemotherapy in colon cancer, and we are conducting early development studies in prostate, renal cell and lung cancers and melanoma. We have completed one study in N+ breast cancer with Oncotype DX and plan to complete a second study in 2007. There can be no assurance that our technologies will be capable of reliably predicting the recurrence of other types of cancer or other cancers, such as colon, with the sensitivity and specificity necessary to be clinically and commercially useful for the treatment of other cancers, or that we can develop those technologies at all. In addition, before we can develop diagnostic tests for new cancers and commercialize any new products, we will need to:
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
     International sales as a percentage of net revenues are expected to remain minimal in the near term as we focus our efforts on the sale of Oncotype DX in the United States. We have established exclusive distribution networks for Oncotype DX in Israel, Japan and the United Kingdom, and may enter into other similar arrangements in other countries in the future. Over the long term, we intend to grow our business internationally, and to do so we will need to attract additional distributors to expand the territories in which we sell Oncotype DX. Distributors may not commit the necessary resources to market and sell Oncotype DX to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to locate distributors in particular geographic areas, we may not realize long-term international revenue growth.
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
We must implement additional and expensive finance and accounting systems, procedures and controls as we grow our business and organization and to satisfy public company reporting requirements, which will increase our costs and require additional management resources.
     As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission. Compliance with Section 404 of the Sarbanes-Oxley Act and other requirements has increased our costs and required additional management resources. We will need to continue to implement additional finance and accounting systems, procedures and controls as we grow our business and organization and to satisfy existing reporting requirements. If we fail to maintain or implement adequate controls, if we are unable to complete the required Section 404 assessment as to the adequacy of our internal control over financial reporting in future Form 10-K filings, or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting in future Form 10-K filings, our ability to obtain additional financing could be impaired. In addition, investors could lose confidence in the reliability of our internal control over financial reporting and in the accuracy of our periodic reports filed under the Exchange Act. A lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On June 12, 2007 we held our Annual Meeting of Stockholders. The following actions were taken at the annual meeting:
1. The following directors were elected:

	For	Withheld
Randal W. Scott	21,529,879	108,930
Kimberly J. Popovits	21,624,755	14,054
Julian C. Baker	21,570,058	68,751
Brook H. Byers	21,623,468	15,341
Fred E. Cohen	21,143,875	494,394

	For	Withheld
Samuel D. Colella	21,571,408	67,401
Michael D. Goldberg	21,622,658	16,151
Randall S. Livingston	21,622,158	16,651
Woodrow A. Myers, Jr.	21,622,158	16,651
2. The appointment of Ernst & Young LLP as our independent registered public accounting firm was ratified.

For	Against	Abstain
21,613,674	13,849	11,286

ITEM 6. EXHIBITS

Exhibit
Number	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1#	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32.2#	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENOMIC HEALTH, INC.
Date: August 9, 2007	By:	/s/ Randal W. Scott
Randal W. Scott, Ph.D.
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 9, 2007	By:	/s/ G. Bradley Cole
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