Form 10-Q
period 2007-09-30
GENOMIC HEALTH INC
filed 2007-11-09
CIK 1131324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 28,152,522 as of October 31, 2007.

GENOMIC HEALTH, INC.
INDEX

PART 1: FINANCIAL INFORMATION
Item 1. Financial Statements
GENOMIC HEALTH, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,796	$14,926
Short-term investments	47,122	29,289
Accounts receivable (net of allowance for doubtful accounts; 2007-$147, 2006-$510)	3,168	1,862
Prepaid expenses and other current assets	2,315	1,609

Total current assets	79,401	47,686
Property and equipment, net	9,747	9,421
Restricted cash	500	500
Other assets	490	417

Total assets	$90,138	$58,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$459	$2,523
Accrued compensation	2,725	1,868
Accrued expenses and other current liabilities	2,522	1,474
Accrued license fees	1,386	907
Notes payable — current portion	2,695	2,547
Deferred revenues — current portion	511	710
Lease incentive obligations — current portion	198	141

Total current liabilities	10,496	10,170
Notes payable — long-term portion	2,694	4,726
Deferred revenues — long-term portion	482	137
Lease incentive obligations — long-term portion	678	587
Other liabilities	748	575

Total liabilities	15,098	16,195
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 28,132,566 and 24,548,060 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	2	2
Additional paid-in capital	221,384	166,922
Accumulated other comprehensive income	58	8
Accumulated deficit	(146,404)	(125,103)

Total stockholders’ equity	75,040	41,829

Total liabilities and stockholders’ equity	$90,138	$58,024

See accompanying notes.

GENOMIC HEALTH, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Product revenues	$15,781	$6,928	$43,482	$18,932
Contract revenues	120	191	1,197	1,626

Total revenues	15,901	7,119	44,679	20,558
Operating expenses:
Cost of product revenues	4,398	2,674	12,417	7,201
Research and development	5,643	3,229	16,037	8,678
Selling and marketing	9,484	6,429	26,377	17,331
General and administrative	4,488	3,464	12,763	8,904

Total operating expenses	24,013	15,796	67,594	42,114

Loss from operations	(8,112)	(8,677)	(22,915)	(21,556)
Interest and other income	1,021	602	2,149	1,943
Interest expense	(162)	(105)	(535)	(312)

Net loss	$(7,253)	$(8,180)	$(21,301)	$(19,925)

Basic and diluted net loss per share	$(0.26)	$(0.33)	$(0.81)	$(0.81)

Shares used in computing basic and diluted net loss per share	28,119,786	24,516,761	26,287,177	24,499,316

See accompanying notes.

GENOMIC HEALTH, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Operating activities
Net loss	$(21,301)	$(19,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,783	1,752
Employee stock-based compensation	4,411	1,973
Non-employee stock-based compensation	50	70
Changes in assets and liabilities:
Accounts receivable, net	(1,306)	(1,593)
Employee note receivable	—	37
Prepaid expenses and other current assets	(706)	(544)
Other assets	(152)	89
Accounts payable	(2,064)	331
Accrued expenses and other liabilities	1,700	414
Accrued compensation	857	731
Deferred revenues	146	923
Lease incentive obligations	148	763

Net cash used in operating activities	(15,434)	(14,979)

Investing activities
Purchase of short-term investments	(57,313)	(14,329)
Maturities of short-term investments	39,530	43,291
Purchase of property and equipment	(3,030)	(6,385)

Net cash provided by (used in) investing activities	(20,813)	22,577

Financing activities
Proceeds from notes payable	—	910
Principal payments on notes payable	(1,884)	(891)
Proceeds from issuance of common stock, net	50,001	109

Net cash provided by financing activities	48,117	128

Net increase in cash and cash equivalents	11,870	7,726
Cash and cash equivalents at the beginning of period	14,926	18,839

Cash and cash equivalents at the end of period	$26,796	$26,565

Supplemental disclosure of cash flow information
Cash paid for interest	$535	$105
See accompanying notes.

GENOMIC HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
The Company
     Genomic Health, Inc. (the “Company”) is a life science company focused on the development and commercialization of genomic-based clinical diagnostic tests for cancer that allow physicians and patients to make individualized treatment decisions. The Company was incorporated in Delaware in August 2000. The Company’s first test, Oncotype DX™, was launched in 2004 and is used for early-stage breast cancer patients to predict the likelihood of breast cancer recurrence and the likelihood of chemotherapy benefit. The Company has incurred significant losses and expects to incur additional losses for at least the next year as commercial and development efforts continue.
Basis of Presentation
     The accompanying interim period condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated balance sheet as of September 30, 2007, condensed consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006 and condensed consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2006 has been derived from audited financial statements. However, it does not include certain information and notes required by GAAP for complete consolidated financial statements.
     Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as subsequently amended.
Income Taxes
     The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. FIN 48 addresses how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the tax benefit from an uncertain tax position can be recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution or settlement. In May 2007, FASB issued Financial Staff Position FSP FIN 48-1 (“FSP FIN 48-1”), which provides guidance on determining whether a tax position is effectively settled for purposes of recognizing previously unrecognized tax benefits and is effective upon the Company’s initial adoption of FIN 48. The adoption of FIN 48 and FSP FIN 48-1 had no impact on the Company’s financial condition, results of operations or cash flows.
     Interest and penalties related to uncertain tax positions will be reflected in income tax expense. As of September 30, 2007, the Company had not recognized any tax penalties or interest in its balance sheets or statements of operations. All tax years since the Company’s inception remain subject to future examination by the major tax jurisdictions in which the Company is subject to tax.
Recent Accounting Pronouncements
     In June 2007, FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”). Pursuant to EITF 07-3, nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or services are performed, or when the goods or services are no longer expected to be received. EITF 07-3 is effective for fiscal years beginning after December 15, 2007 and is to be applied prospectively for contracts entered into on or after the effective date. The Company is in the process of determining the impact that EITF 07-3 will have on its financial condition or results of operations.

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
Note 2. Net Loss Per Share and Comprehensive Loss
     Net Loss Per Share
     Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period without consideration of potential common shares. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period less the weighted-average unvested common shares subject to repurchase and dilutive potential common shares for the period determined using the treasury-stock method. Options to purchase common stock have not been included in the calculation of diluted net loss per share as their inclusion would be anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
		(In thousands)
		(Unaudited)
Net loss	$(7,253)	$(8,180)	$(21,301)	$(19,925)

Weighted-average net common shares outstanding for basic and diluted loss per common share	28,119,786	24,516,761	26,287,177	24,449,316

Basic and diluted net loss per share	$(0.26)	$(0.33)	$(0.81)	$(0.81)

Potential common shares outstanding at period end not included in diluted net loss per share calculation:
Options to purchase common stock	3,143,329	2,206,736	3,143,329	2,206,736

     Comprehensive Loss
     The Company reports comprehensive loss and its components as part of total stockholders’ equity.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(In thousands)
		(Unaudited)
Net loss	$(7,253)	$(8,180)	$(21,301)	$(19,925)
Change in unrealized gain on available-for-sale securities	29	47	50	52

Comprehensive loss	$(7,224)	$(8,133)	$(21,251)	$(19,873)

Note 3. Public Offering of Common Stock
     In May 2007, the Company received $49.7 million in net proceeds from an underwritten public offering of 3,450,000 shares of common stock pursuant to the Company’s outstanding shelf registration statement on Form S-3. Entities affiliated with Julian Baker, an outside director and a principal stockholder of the Company, purchased 1,000,000 shares of the Company’s common stock in this offering. As of November 9, 2007, the Company had approximately $46.5 million of securities available for sale under the shelf registration statement.
Note 4. Commercial Technology and Licensing Agreements
     The Company is a party to various agreements under which it licenses technology on a nonexclusive basis in the field of human diagnostics. Access to these licenses enables the Company to process its laboratory tests for Oncotype DX. The Company recognized costs recorded under these agreements for the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006 of $1.2 million, $541,000, $3.4 million and $1.5 million, respectively, which were included in cost of product revenues.
Note 5. Notes Payable
     In March 2005, the Company entered into an arrangement to finance the acquisition of laboratory equipment, computer hardware and software, leasehold improvements and office equipment. In connection with this arrangement, the Company granted the lender a security interest in the assets purchased with the borrowed amounts. The Company can prepay all, but not part, of the amounts outstanding under the arrangement so long as the Company also pays a 5% premium on the outstanding principal balance. This premium is reduced to 4% of the outstanding principal balance in April 2008.
     As of September 30, 2007, the Company’s aggregate commitments under this financing arrangement were as follows:

Annual
Payment
Amounts
(In thousands)
(Unaudited)
Years Ending December 31:
2007 (remainder of the year)	$805
2008	3,073
2009	1,934
2010	238

Total minimum payments	6,050
Less: interest portion	(661)

Present value of net minimum payments	5,389
Less: current portion of obligations	(2,695)

Long-term obligations	$2,694

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
     Future non-cancelable commitments at September 30, 2007 under these leases, which are considered operating leases, were as follows:

Annual
Payment
Amounts
(In thousands)
(Unaudited)
Years Ending December 31:
2007 (remainder of the year)	$296
2008	1,348
2009	1,520
2010	1,634
2011	1,723
Thereafter	290

Total minimum payments	$6,811

Note 7. Stock-Based Compensation
     Employee Stock-based Compensation Expense
     The Company uses the Black-Scholes option valuation model to value stock options to employees and outside directors under Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). Employee stock-based compensation expense was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The following table presents the impact of SFAS 123R on selected statements of operations line items for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
		(In thousands)
		(Unaudited)
Cost of product revenues	$99	$47	$283	$111
Research and development	468	202	1,308	557
Selling and marketing	481	218	1,312	533
General and administrative	562	323	1,508	772

Total employee stock-based compensation expense	$1,610	$790	$4,411	$1,973

     Employee stock-based compensation expense represents expense related to stock options granted on or after January 1, 2006, as well as stock options granted prior to, but not yet vested as of, January 1, 2006. As of September 30, 2007, total unrecognized compensation expense related to non-vested stock options, net of estimated forfeitures, was $14.2 million. The Company expects to recognize this expense over a weighted-average period of 41 months.

     Valuation Assumptions
     Option valuation models require the input of highly subjective assumptions that can vary over time. The Company’s common stock has been publicly traded for less than three years, so expected volatility is based primarily on comparable peer data. The expected life of options granted is estimated based on historical option exercise data and assumptions related to unsettled options. The risk-free interest rate is estimated using published rates for U.S. Treasury securities with a remaining term approximating the expected life of the options granted. The Company uses a dividend yield of zero as it has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future. The Company granted 63,755 and 438,335 stock options to employees and outside directors for the three and nine months ended September 30, 2007, respectively, compared with 125,850 and 301,750 stock options granted for the three and nine months ended September 30, 2006, respectively. The weighted-average fair values and the assumptions or range of assumptions used in calculating such values for stock options granted during these periods were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Volatility factor	60.5%	65%	60.5-65%	65%-75%
Risk-free interest rate	4.44%	4.59%	4.44-4.66%	4.59-5.10%
Dividend yield	0%	0%	0%	0%
Expected life of options in years	5.86	5.50	5.50-5.86	5.00-5.50
Weighted-average fair value	$12.00	$8.04	$11.35	$7.61
Stock Options Granted to Non-employees
     The Company grants options to outside consultants from time to time in exchange for services performed for the Company. The Company granted 3,100 and 9,600 stock options to consultants for the three and nine months ended September 30, 2007, respectively, compared with 500 and 2,850 stock options granted for the three and nine months ended September 30, 2006, respectively. The fair value of these option grants was determined using the Black-Scholes option pricing model and accounted for as prescribed by SFAS 123R and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. In general, the options vest over the contractual period of the consulting arrangement and, therefore, the Company revalues the options periodically and records additional compensation expense related to these options over the remaining vesting periods. Stock-based compensation expense for options granted to outside consultants was $23,000 and $50,000 for the three and nine months ended September 30, 2007, respectively, compared with $18,000 and $70,000 for the three and nine months ended September 30, 2006, respectively.
     Stock Options Exercised
     For the three and nine months ended September 30, 2007, the Company issued 23,923 and 134,506 shares of common stock in connection with the exercise of stock options by employees and consultants with a weighted-average exercise price of $4.43 and $2.46 per share, respectively, and total intrinsic value of $106,000 and $331,000, respectively. For the three and nine months ended September 30, 2006, the Company issued 17,002 and 58,233 shares of common stock in connection with the exercise of stock options by employees and consultants with a weighted-average exercise price of $1.82 and $1.88 per share, respectively, and total intrinsic value of $31,000 and $109,000, respectively.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and our audited financial statements for the year ended December 31, 2006 included in our Annual Report on Form 10-K, as subsequently amended. This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our expectation that, for the foreseeable future, substantially all of our revenues will be derived from Oncotype DX; the factors we believe to be driving demand for Oncotype DX and our ability to sustain such demand; our expectation that our research and development expense levels will remain high as we seek to increase the clinical utility of Oncotype DX and develop new tests; our expectation that our general and administrative and sales and marketing expenses will increase and our anticipated uses of those funds; our expectations regarding capital expenditures; the factors that may impact our financial results; the extent and duration of our net losses; our ability to comply with the requirements of being a public company; our ability to attract and retain experienced personnel; the impact changes in healthcare policy or regulation could have on our business; the adequacy of our product liability insurance; our ability to recognize revenues other than on a cash basis and when we expect we will recognize a majority of revenues upon providing tests; the level of investment in our sales force; the capacity of our commercial laboratory to process tests and our expectations regarding expanded capacity; our dependence on collaborative relationships and the success of those relationships; whether any tests will result from our collaborations; our belief that clinical results support our development of a test for colon cancer; our expectations regarding clinical development processes future tests may follow; the applicability of clinical results to actual outcomes; our estimates and assumptions with respect to disease incidence; the ability of our test to impact treatment decisions; the economic benefits of our test to the healthcare system; our compliance with federal, state and foreign regulatory requirements; our expectation that product revenues will increase; how we intend to spend our existing cash and cash equivalents and how long we expect our existing cash to last; our expected future sources of cash; our plans to borrow additional amounts under existing or new financing arrangements; the potential impact resulting from the regulation of Oncotype DX by the U.S. Food and Drug Administration, or FDA, and our belief that Oncotype DX is properly regulated under the Clinical Laboratory Improvement Amendments of 1988, or CLIA; the impact of new or changing regulation or legislation on our business; our plans to pursue reimbursement on a case-by-case basis; our ability, and expectations as to the amount of time it will take, to achieve successful reimbursement from third-party payors and government insurance programs; our intent to enter into additional foreign distribution arrangements; the factors that we believe will drive the establishment of coverage policies; the impact of changing interest rates; the amount of future revenues that we may derive from Medicare patients or categories of patients; our success in increasing patient and physician demand as a result of our direct sales approach; plans for enhancements of Oncotype DX to address different patient populations of breast cancer or to report single gene results; plans for, and the timeframe for the development or commercial launch of, future tests addressing different patient populations or other cancers; our expectation regarding when we may move another potential test into development; the occurrence, timing, outcome or success of clinical trials; our intellectual property and our strategies regarding filing additional patent applications to strengthen our intellectual property rights; the impact of accounting pronouncements and our critical accounting policies, estimates, models and assumptions on our financial results; our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing; and anticipated trends and challenges in our business and the markets in which we operate.
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
     In the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, all references to “Genomic Health,” “we,” “us,” or “our” mean Genomic Health, Inc.
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
     Our diagnostic test, Oncotype DX™, is used for early-stage breast cancer patients to predict the likelihood of breast cancer recurrence and the likelihood of chemotherapy benefit. All tumor samples are sent to our laboratory in Redwood City, California for analysis. Upon generation and delivery of a Recurrence Score™ report to the physician, we generally bill third-party payors for Oncotype DX. Effective June 1, 2007, we increased the list price of our test from $3,460 to $3,650.
     We have experienced a significant increase in demand for Oncotype DX since the test was launched in January 2004. For the three months ended September 30, 2007, more than 5,950 test reports were delivered for use in treatment planning, compared to approximately 3,800 for the three months ended September 30, 2006. As of September 30, 2007, more than 39,000 test reports had been delivered for use in treatment planning by more than 6,600 physicians. We believe this increased demand resulted from the continued publication of peer-reviewed articles on studies we sponsored, conducted or collaborated on that support the use and reimbursement of Oncotype DX, clinical presentations at major symposia, and the continued expansion of our domestic field sales organization. However, this increased demand is not necessarily indicative of future growth rates, and we cannot assure you that this level of increased demand can be sustained or that future appearances or presentations at medical conferences, publication of articles or increases in sales personnel will have a similar impact on demand for Oncotype DX. Moreover, we believe that each year we may experience softer demand for our test in the second and third calendar quarters, which may be attributed to physicians and patients scheduling vacations during this time. As of September 30, 2007, our laboratory had the capacity to process up to 9,000 tests per quarter. We believe that with additional equipment and personnel, the capacity of our existing facility can be significantly increased in the future.
     In October 2007, the American Society of Clinical Oncology, or ASCO, issued updated clinical practice guidelines that include the use of Oncotype DX to predict the likelihood of disease recurrence and the likelihood of chemotherapy benefit for a large portion of early-stage breast cancer patients. In addition to the inclusion of Oncotype DX in clinical treatment guidelines, we believe the key factors that will drive broader adoption of Oncotype DX will be acceptance by healthcare providers of its clinical benefits, demonstration of the cost-effectiveness of using our test, expanded reimbursement by third-party payors, and increased marketing and sales efforts.
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
     Cigna HealthCare, Humana, Inc., Health Net, Inc., United HealthCare Insurance Company, Aetna, Inc., Kaiser Foundation Health Plan, Inc. and National Heritage Insurance Company, or NHIC, the current local Medicare carrier for California with jurisdiction for claims submitted by us for Medicare patients, have issued positive coverage determinations for Oncotype DX. In October 2007, WellPoint, Inc., a leading health benefits provider, adopted a policy covering Oncotype DX with certain restrictions. In addition, a number of regional payors have issued policies supporting reimbursement for our test. In July 2007, the Blue Cross and Blue Shield Association Technology Evaluation Center, or BCBSA TEC, concluded that the use of Oncotype DX to inform decision making about adjuvant chemotherapy meets the BCBSA TEC criteria for women with estrogen receptor positive, or ER+, node negative, or N-, tumors who have been treated with tamoxifen. More than half of all U.S. insured lives are now covered by health plans that provide reimbursement for Oncotype DX through contracts, agreements and policy decisions.
     Until we reach agreement with a payor on contract terms or a payor establishes a policy for payment of Oncotype DX and collectibility from that payor is reasonably assured based upon collection experience, we recognize revenue on a cash basis. Where contracts or policies are not in place, we pursue case-by-case reimbursement. We are working with many payors to establish policy-level reimbursement which, if in place, should allow us to recognize revenues upon completing our test, generating and delivering a Recurrence Score report to the physician and submitting an invoice to the payor when we have established enough history with each payor to reliably estimate their individual payment patterns. We do not expect to recognize the majority of revenues in this manner until 2008 or later.
     We are conducting studies with the goal of expanding the clinical utility of Oncotype DX in breast cancer. Our test is currently used for breast cancer patients with tumors that are ER+ and N-. In early 2008, we plan to introduce single gene reporting for estrogen receptor, or ER, and progesterone receptor, or PR, genes with the Oncotype DX Recurrence Score report to provide better information for improved treatment decision-making. We are also conducting studies using Oncotype DX in ER+, N- patients who were treated with an aromatase inhibitor. We are continuing to work on extending Oncotype DX for breast cancer into estrogen receptor negative, or ER-, and node positive, or N+, populations. At the June 2007 ASCO meeting, we presented a study suggesting that Oncotype DX Recurrence Score results provide accurate recurrence risk information for patients with ER+ breast cancer, regardless of whether they were N- or N+. In October 2007, we announced preliminary results from a second study suggesting that Oncotype DX may be useful in predicting survival without disease recurrence and the benefit of chemotherapy for N+ patients, in addition to those with ER+, N- breast cancer. Based upon the final results from these studies, we may offer Oncotype DX for N+ patients in 2008.
     We continue to conduct research and early development studies in a variety of cancers other than breast cancer. In January 2007 we announced that we had moved our program for early-stage colon cancer patients into full-scale development. We expect our colon cancer program will follow a clinical development process similar to that of our Oncotype DX breast cancer test. We have established a collaborative agreement with the National Surgical Adjuvant Breast and Bowel Project, or NSABP, as well as other academic groups to access colon cancer tissue samples that have associated clinical outcome data. At the June 2007 ASCO meeting, we presented data from two colon cancer gene identification studies. Further, we developed an investigational gene panel for colon cancer and completed two additional studies to enable the refinement of a final gene set and algorithm. We expect to complete analytical validation work with the final gene set and algorithm and a clinical validation study in 2008.
     The FDA has issued draft guidance on a new class of tests called “In Vitro Diagnostic Multivariate Index Assays.” Under this draft guidance, Oncotype DX could be classified as either a Class II or a Class III medical device, which may require varying levels of FDA pre-market review depending upon intended use and on the level of control necessary to assure the safety and effectiveness of the test.  We are continuing our ongoing dialogue with FDA and the Department of Health and Human Services regarding the Oncotype DX breast cancer assay.   If the draft guidance is finalized and pre-market review is required, our business could be negatively impacted until such review is completed and approval or clearance to market is obtained, and FDA could require that we stop selling our test pending pre-market approval or clearance. We may also decide voluntarily to pursue FDA pre-market review of Oncotype DX if we determine that doing so would be appropriate.
     Since our inception, we have generated significant net losses. We incurred a net loss of $21.3 million for the nine months ended September 30, 2007. Our accumulated deficit was $146.4 million at September 30, 2007. We expect our net losses to continue for at least the next year. We anticipate that a substantial portion of our capital resources and efforts over the next several years will be focused on research and development, both to develop additional tests for breast cancer and to develop tests for colon and other cancers, to scale up our commercial organization, and for other general corporate purposes. Our financial results will be limited by a number of factors, including establishment of coverage policies by third-party insurers and government payors, our ability in the short term to collect from payors, which often requires that we pursue a case-by-case manual appeals process, and our ability to recognize revenues on an accrual basis. Until we have established consistent payment patterns with most of our contracted payors, we will be unable to record the majority of our revenues as tests are performed and reports delivered.

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
     Cost of Product Revenues
     Cost of product revenues represents the direct material costs, direct labor costs, equipment costs and other infrastructure costs associated with processing tissue samples (including histopathology, anatomical pathology, paraffin extraction, reverse transcription polymerase chain reaction, or RT-PCR, and quality control analyses), license fees and shipping charges necessary to provide an individualized test result. Costs associated with performing our test are recorded as tests are processed. License fees are recorded at the time product revenues are recognized or in accordance with other contractual obligations. License fees represent a significant component of our cost of product revenues and are expected to remain so for the foreseeable future.
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
Revenue Recognition
     Product revenues for Oncotype DX, from its commercial launch in January 2004 through September 30, 2007, have largely been recognized on a cash basis because we have limited collection experience and a limited number of contracts or agreements with payors. We recognize a portion of product revenue from third-party payors, including some private payors and Medicare, on an accrual basis.
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
     In late 2006 we began accruing an allowance for doubtful accounts against our accounts receivable consistent with historical payment experience. Bad debt expense is included in general and administrative expense in our condensed consolidated statements of operations. Accounts receivable are written off against the allowance when the appeals process is exhausted, when an unfavorable coverage decision is received, or when there is other substantive evidence that the account will not be paid. As of September 30, 2007, our allowance for doubtful accounts was $147,000 compared to $510,000 at December 31, 2006. Changes in our estimate of allowance for doubtful accounts resulted in a $101,000 reduction of bad debt expense for the first nine months of 2007. Write-offs for doubtful accounts of $261,000 were recorded against the allowance during the nine months ended September 30, 2007; no write-offs were recorded during the year ended December 31, 2006.
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
Stock-based Compensation Expense
     On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, or SFAS 123R. SFAS 123R addresses the accounting for stock-based payment transactions whereby an entity receives employee services in exchange for equity instruments, including stock options. SFAS 123R requires that such transactions be accounted for using a fair-value based method. The application of SFAS 123R requires significant judgment and the use of estimates, particularly surrounding assumptions used in determining fair value. We use the Black-Scholes valuation method, which requires the use of estimates such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value stock-based compensation. We have limited historical evidence with respect to developing these assumptions. Our common stock has been publicly traded for less than three years, so expected volatility is based primarily on comparable peer data. The expected life of options granted is estimated based on historical option exercise data and assumptions related to unsettled options.
     We elected the modified prospective transition method, which requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation expense resulting from the adoption of SFAS 123R represents expense related to stock options granted since January 1, 2006, as well as stock options granted prior to, but not yet vested as of, January 1, 2006. As of September 30, 2007, total unrecognized compensation expense related to unvested stock options, net of estimated forfeitures, was $14.2 million. We expect to recognize this expense over a weighted-average period of 41 months.
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
     In addition to costs for research and development, we make annual payments resulting from the commercial launch of Oncotype DX under one of our collaboration agreements. These payments are recorded in cost of product revenues as a license payment. Expense is recorded ratably over the year before the relevant payment is made. If at any time we discontinue the sale of commercial products or services resulting from the collaboration, including Oncotype DX, no future milestone payments will be payable and we will have no further obligation under the agreement.
Results of Operations
     Three Months Ended September 30, 2007 and 2006
     Revenues. Total revenues were $15.9 million for the three months ended September 30, 2007 compared to $7.1 million for the comparable period in 2006. Product revenues from Oncotype DX were $15.8 million for the three months ended September 30, 2007 compared to $6.9 million for the comparable period in 2006. This increase resulted from increased adoption and expanded reimbursement coverage for our test. As in prior periods, the majority of product revenues were recognized upon cash collection as payments were received. Approximately $4.8 million, or 31%, of product revenue for the three months ended September 30, 2007 was recorded on an accrual basis, reflecting established payment patterns from payors with coverage policies in place, compared to $3.2 million, or 47%, of product revenue for the three months ended September 30, 2006. Product revenue from Medicare, which was recorded on an accrual basis, was $3.3 million, representing 21% of product revenue for the three months ended September 30, 2007, compared to $2.8 million, or 41%, of product revenue for the three months ended September 30, 2006. Medicare revenue for the nine months ended September 30, 2006 included the receipt of $264,000 in payments for services provided to Medicare patients prior to Medicare’s February 27, 2006 effective coverage date for Oncotype DX.
     Contract revenues were $120,000 for the three months ended September 30, 2007, compared to $191,000 for the comparable period in 2006. Contract revenues are from studies assessing our gene expression technology or collaborative work in gene selection and protocol design with our pharmaceutical partners and include ongoing collaboration work with Bristol-Meyers Squibb and Imclone Systems as well as Aventis, Inc., a member of the sanofi-aventis group, and the Eastern Cooperative Oncology Group, or ECOG. The decrease in contract revenues for the three months ended September 30, 2007, as compared with the three months ended September 30, 2006, was due to the timing of milestones related to our collaboration work with Aventis and ECOG.
     Cost of Product Revenues. For the three months ended September 30, 2007, cost of product revenues was $4.4 million for Oncotype DX, consisting of tissue sample processing costs of $3.2 million and license fees of $1.2 million. For the three months ended September 30, 2006, cost of product revenues was $2.7 million, consisting of tissue sample processing costs of $2.1 million and license fees of $541,000. Test volume for the three months ended September 30, 2007 increased 57% from the comparable period in

2006, resulting in a decrease in the cost per test delivered. During the three months ended September 30, 2007 and 2006, we recorded tissue sample processing costs for Oncotype DX that included direct material costs, direct labor costs, equipment costs, shipping costs and other infrastructure costs. All costs recorded for tissue sample processing in those periods represent the cost of all tests processed regardless of whether revenue was recognized with respect to a specific test. License fees were recorded in cost of product revenues for contractual obligations and royalties due on product revenues recognized.
     Research and Development Expenses. Research and development expenses increased to $5.6 million for the three months ended September 30, 2007 from $3.2 million for the comparable period in 2006. The increase in research and development expenses was primarily due to a $1.6 million increase in personnel-related costs, a $312,000 increase in infrastructure-related expenses and a $354,000 increase in reagents and lab supplies. We expect that our research and development expenses will increase as we increase investment in our product pipeline for a variety of cancers, including cancers other than breast and colon.
     Selling and Marketing Expenses. Selling and marketing expenses increased to $9.5 million for the three months ended September 30, 2007 from $6.4 million for the comparable period in 2006. The $3.1 million increase in selling and marketing expenses was primarily due to a $1.6 million increase in personnel-related costs, mostly to expand our domestic field sales organization, $603,000 in higher travel-related expenses associated with field sales personnel, $604,000 in higher promotional field and marketing expenses and $232,000 in higher infrastructure-related expenses. We expanded our field sales team to 60 representatives during the first half of 2007, up from 40 representatives at September 30, 2006. We expect that selling and marketing expenses will continue to increase in future periods as we expand our marketing and sales programs, including ongoing physician and patient education programs.
     General and Administrative Expenses. General and administrative expenses increased to $4.5 million for the three months ended September 30, 2007 from $3.5 million for the comparable period in 2006. The $1.0 million increase in general and administrative expenses was primarily due to a $1.0 million increase in personnel-related costs and $333,000 in higher billing and collection fees paid to third-party billing and collection vendors, partially offset by a $344,000 decrease in infrastructure-related expenses. We expect general and administrative expenses to continue to increase as we spend more on fees for billing and collections due to revenue growth and continue to incur costs associated with being a public company and other expenses related to the growth of our business.
     Interest and Other Income. Interest and other income was $1.0 million for the three months ended September 30, 2007 compared to $602,000 for the comparable period in 2006. The increase was due to increased interest income from higher average short-term investment balances resulting from our investment of a large portion of the cash proceeds from our May 2007 public offering of common stock.
     Interest Expense. Interest expense was $162,000 for the three months ended September 30, 2007 compared to $105,000 for the comparable period in 2006. This increase was related to higher borrowings on our equipment financing line under which draws have been made and interest expense has been incurred.
     Nine Months Ended September 30, 2007 and 2006
     Revenues. Total revenues were $44.7 million for the nine months ended September 30, 2007 compared to $20.6 million for the nine months ended September 30, 2006. Product revenues from Oncotype DX were $43.5 million for the nine months ended September 30, 2007 compared to $18.9 million for the comparable period in 2006. This increase resulted from increased adoption and expanded reimbursement coverage for our test. Approximately $14.4 million, or 33%, of product revenue for the nine months ended September 30, 2007 was recorded on an accrual basis compared to $6.6 million, or 35%, for the nine months ended September 30, 2006. The majority of product revenue was recognized upon cash collection as payments were received. Product revenue from Medicare, which was recorded on an accrual basis, was $9.9 million, representing 23% of total product revenue for the nine months ended September 30, 2007, compared to $9.6 million, or 51%, of total product revenue for the nine months ended September 30, 2006. Medicare revenue for the nine months ended September 30, 2006 included the receipt of $4.6 million in payments for services provided to Medicare patients prior to Medicare’s February 27, 2006 effective coverage date for Oncotype DX. Contract revenues were $1.2 million for the nine months ended September 30, 2007, compared to $1.6 million for the nine months ended September 30, 2006.
     Cost of Product Revenues. For the nine months ended September 30, 2007, cost of product revenues was $12.4 million for Oncotype DX, consisting of tissue sample processing costs of $9.0 million and license fees of $3.4 million. For the nine months ended September 30, 2006, cost of product revenues was $7.2 million, consisting of tissue sample processing costs of $5.7 million and license fees of $1.5 million. During the nine months ended September 30, 2007 and 2006, we recorded tissue sample processing costs for Oncotype DX that included direct material costs, direct labor costs, equipment costs, shipping costs and other infrastructure costs.

     Research and Development Expenses. Research and development expenses increased to $16.0 million for the nine months ended September 30, 2007 from $8.7 million for the comparable period in 2006. The $7.3 million increase was primarily due to a $4.4 million increase in personnel-related costs, a $1.2 million increase in infrastructure-related expenses, a $654,000 increase in clinical collaboration expenses, a $751,000 increase in reagents and lab supplies and $214,000 in higher travel and meeting expenses.
     Selling and Marketing Expenses. Selling and marketing expenses increased to $26.4 million for the nine months ended September 30, 2007 from $17.3 million for the comparable period in 2006. The $9.1 million increase in selling and marketing expenses was primarily due to a $4.7 million increase in personnel-related costs, $1.8 million in higher promotional field and marketing expenses, $1.8 million in higher travel-related expenses and $863,000 in higher infrastructure-related expenses.
     General and Administrative Expenses. General and administrative expenses increased to $12.8 million for the nine months ended September 30, 2007 from $8.9 million for the comparable period in 2006. The $3.9 million increase in general and administrative expenses was primarily due to a $3.1 million increase in personnel-related costs and $621,000 in higher billing and collection fees paid to third-party billing and collection vendors.
     Interest and Other Income. Interest and other income was $2.1 million for the nine months ended September 30, 2007 compared to $1.9 million for the comparable period in 2006. The increase was due to increased interest income from higher average short-term investment balances.
     Interest Expense. Interest expense was $535,000 for the nine months ended September 30, 2007 compared to $312,000 for the comparable period in 2006. This increase was related to higher borrowings on our equipment financing line under which draws have been made and interest expense has been incurred.
Liquidity and Capital Resources
     Since our inception in August 2000, we have incurred significant losses and, as of September 30, 2007, we had an accumulated deficit of $146.4 million. We have not yet achieved profitability and anticipate that we will continue to incur net losses for at least the next year. We expect that our research and development, selling and marketing and general and administrative expenses will continue to increase and, as a result, we will need to generate significant product revenue to achieve profitability. We may never achieve profitability.
     Sources of Liquidity
     At September 30, 2007, cash, cash equivalents and short-term investments and working capital increased to $73.9 million and $68.9 million, respectively, from $44.2 million and $37.5 million, respectively, at December 31, 2006. These increases were primarily attributable to net proceeds of $49.7 million from the public offering of 3,450,000 shares of our common stock in May 2007. Historically we have financed our operations primarily through sales of our equity securities. Purchases of equipment and leasehold improvements have been partially financed through loans. Notes payable under our equipment loan were $5.4 million and $7.3 million at September 30, 2007 and December 31, 2006, respectively.
     Cash Flows
     For the nine months ended September 30, 2007, we used $15.4 million of net cash for operating activities principally as the result of our net loss of $21.3 million and a net increase in operating assets of $1.4 million, partially offset by non-cash charges for stock-based compensation of $4.5 million and depreciation and amortization of $2.8 million. For the nine months ended September 30, 2006, we used $15.0 million of cash for operating activities due primarily to our net loss for the period of $19.9 million, partially offset by a net increase in operating liabilities of $1.1 million, non-cash charges for stock-based compensation of $2.0 million and depreciation and amortization of $1.8 million.
     Net cash used by investing activities was $20.8 million for the nine months ended September 30, 2007, compared to $22.6 million of cash provided by investing activities for the nine months ended September 30, 2006. The increase of $43.4 million of cash used in investing activities was due primarily to a $46.8 million increase in net purchases of short-term investments as we invested of a portion of the cash proceeds from our May 2007 public offering of common stock, partially offset by a $3.4 million decrease in cash used for the acquisition of property and equipment and for leasehold improvements.
     Net cash provided by financing activities was $48.1 million for the nine months ended September 30, 2007, compared to $128,000 of net cash provided by financing activities for the nine months ended September 30, 2006, The increase in net cash provided by financing activities was due to $49.7 million in net proceeds from our May 2007 public offering of common stock and $202,000 in higher net proceeds from the exercise of stock options by employees and outside consultants, partially offset by $1.9 million in payments on our capital equipment financing loan.
     Contractual Obligations
     The following summarizes our significant contractual obligations as of September 30, 2007 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
					More
		Less than			than 5
	Total	1 Year	1-3 Years	3-5 Years	Years
	(In thousands)
Notes payable obligations	$6,050	$3,155	$2,852	$43	$—
Non-cancelable operating lease obligations	6,811	1,299	3,086	2,426	—

Total	$12,861	$4,454	$5,938	$2,469	$—

     Our notes payable obligations are for principal and interest payments on capital equipment financing. In March 2005, we entered into an arrangement to finance the acquisition of laboratory equipment, computer hardware and software, leasehold improvements and office equipment. In connection with this arrangement, we granted the lender a security interest in the assets purchased with these borrowings. We can prepay all, but not part, of the amounts owing under the arrangement so long as we also pay a 5% premium on the remaining payments. This premium will be reduced to 4% in 2008. As of September 30, 2007, notes payable under this arrangement totaled $5.4 million at annual interest rates ranging from 10.23% to 11.30%, depending upon the applicable note.
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
     Off-Balance Sheet Arrangements
     As of September 30, 2007, we have no material off-balance sheet arrangements other than the lease obligations and collaboration payments discussed above.
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
     Our future funding requirements will depend on many factors, including the following:
•	the rate of progress in establishing reimbursement arrangements with third-party payors;

•	the cost of expanding our commercial and laboratory operations, including our selling and marketing efforts;

•	the rate of progress and cost of research and development activities associated with product expansion of Oncotype DX for breast cancer;

•	the rate of progress and cost of research and development activities associated with products in the early development and development phase focused on cancers other than breast cancer;

•	the cost of acquiring or achieving access to tissue samples and technologies;

•	the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the effect of competing technological and market developments;

•	the cost and delays in product development as a result of any changes in regulatory oversight applicable to our products or operations; and

•	the economic and other terms and timing of any collaborations, licensing or other arrangements into which we may enter.
     Until we can generate a sufficient amount of product revenues to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations. The issuance of equity securities may result in dilution to stockholders, or may provide for rights, preferences or privileges senior to those of our holders of common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock. The terms of debt securities or borrowings could impose significant restrictions on our operations. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives. In addition, we may have to work with a partner on one or more of our product development programs or market development programs, which would lower the economic value of those programs to our company.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to interest rate risk primarily through our investment portfolio. Our marketable securities consist of high-quality debt securities with maturities beyond ninety days at the date of acquisition, which mature within one year or less. As of September 30, 2007, we had cash, cash equivalents and short-term investments totaling $73.9 million. Our investment policy provides for investments in short-term, low risk, investment-grade instruments. Based on our portfolio content and our ability to hold investments to maturity, we believe that, if market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2007, the decline in fair value would not be material.
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
     We have incurred substantial net losses since our inception. For the nine months ended September 30, 2007 and the year ended December 31, 2006, we incurred net losses of $21.3 million and $28.9 million, respectively. From our inception in August 2000 through September 30, 2007, we had an accumulated deficit of $146.4 million. To date, we have not, and we may never, achieve revenues sufficient to offset expenses. We expect to devote substantially all of our resources to continue commercializing and enhancing our existing test, Oncotype DX, and to develop future tests.
     We expect to incur additional losses in the future and we may never achieve profitability. We do not expect our losses to be substantially mitigated by revenues from Oncotype DX or future products, if any, at least the next year.

We expect to continue to incur significant research and development expenses, which may make it difficult for us to achieve profitability.
     In recent years, we have incurred significant costs in connection with the development of Oncotype DX. Our research and development expenses were $16.0 million for the nine months ended September 30, 2007 and $12.8 million for the year ended December 31, 2006. We expect our research and development expense levels to remain high for the foreseeable future as we seek to expand the clinical utility of our existing test and develop new tests. As a result, we will need to generate significant revenues in order to achieve profitability. Our failure to achieve profitability in the future could cause the market price of our common stock to decline.
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
     Since each payor makes its own decision as to whether to establish a policy to reimburse, seeking these approvals is a time-consuming and costly process. To date, we have secured policy-level reimbursement approval from a number of third-party payors and have a limited number of approvals for state Medicaid programs. We cannot be certain that coverage for Oncotype DX will be provided in the future by additional third-party payors or that reimbursement policies will remain in place in the future.
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
     In January 2006, NHIC, the current California Medicare contractor with responsibility for processing and paying claims submitted by us, released a local coverage determination providing coverage for Oncotype DX when used in accordance with the terms of the determination. As a result, we are permitted to submit claims to NHIC for the Oncotype DX tests performed on Medicare beneficiaries who were hospital inpatients or outpatients at the time the tumor tissue samples were obtained, but only if the test was ordered at least 14 days following the date of the patient’s discharge from the hospital and where other specified conditions are met. The local coverage determination is effective for Oncotype DX tests provided on or after February 27, 2006. Until recently, there had been some question as to whether claims for Oncotype DX tests performed on Medicare beneficiaries who were hospital patients at the time the tumor tissue samples were obtained may be billed by us to NHIC or must be incorporated in the payment that the hospital receives for their services related to the patient’s breast cancer. We have confirmed that the policy is intended to apply to outpatients as well as inpatients, and we are notifying hospitals accordingly. We are in the process of making arrangements with hospitals for payment of the test when performed for the small portion of Medicare beneficiaries, representing approximately 2-3% of our total testing population, who are hospital inpatients or outpatients at the time specimens are collected and who do not meet criteria under the final rule for billing by us.
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

     The Centers for Medicare and Medicaid Services, or CMS, recently announced that Palmetto Government Benefits Administrators, or Palmetto, will be replacing NHIC as the Medicare administrative contractor with jurisdiction over claims submitted by us to Medicare. Medicare claims processing responsibility will transition from NHIC to Palmetto over the next several months with Palmetto assuming full responsibility by July 2008. It is possible that Palmetto will adopt different coverage or payment policies from those of NHIC, and its policies may not include reimbursement for Oncotype DX or may provide for reimbursement on different terms than are presently in effect.
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
If the U.S. Food and Drug Administration, or FDA, were to begin regulating our test, we could be forced to stop sales of Oncotype DX, we could experience significant delays in commercializing any future products, we could incur substantial costs and time delays associated with meeting requirements for pre-market clearance or approval or we could experience decreased demand for or reimbursement of our test.
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
     In January 2006, we received a letter from FDA regarding Oncotype DX inviting us to meet with FDA to discuss the nature and appropriate regulatory status of and the least burdensome ways that we may fulfill any FDA pre-market review requirements that may apply. In September 2006, FDA issued draft guidance on a new class of tests called “In Vitro Diagnostic Multivariate Index Assays.” Under this draft guidance, Oncotype DX could be classified as either a Class II or a Class III medical device, which may require varying levels of FDA pre-market review depending upon intended use and on the level of control necessary to assure the safety and effectiveness of the test. In July 2007, FDA posted revised draft guidance that addressed some of the comments submitted in response to the September 2006 draft guidance. The revised draft guidance includes an 18 month transition period of FDA enforcement discretion following release of final guidance for currently available tests if the laboratory submits a pre-market review submission within 12 months of the publication of final guidance. The comment period for this revised guidance expired in October 2007.
     In May 2007, FDA issued a guidance document “Class II Special Controls Guidance Document: Gene Expression Profiling Test System for Breast Cancer Prognosis.” This guidance document was developed to support the classification of gene expression profiling test systems for breast cancer prognosis into Class II. We may submit comments on the guidance to FDA in the future. In addition, in June 2007, FDA issued a guidance document “Pharmacogenetic Tests and Genetic Tests for Heritable Markers” which provides recommendations to sponsors and FDA reviewers in preparing and reviewing pre-market approval applications, or PMA, and pre-market notification, or 510(k), submissions for pharmacogenetic and other human genetic tests, whether testing is for single markers or for multiple markers simultaneously (multiplex tests). In addition, the Secretary of the Department of Health and Human Services, or HHS, has requested that its Advisory Committee on Genetics, Health and Society make recommendations about the oversight of genetic testing. Draft recommendations were published in November 2007 and are open for public comment through late December 2007. A final report is expected in the spring of 2008.
     We are continuing our ongoing dialogue with FDA and HHS regarding the Oncotype DX breast cancer assay. We cannot provide any assurance that FDA regulation, including pre-market review, will not be required in the future for Oncotype DX, either through new enforcement policies adopted by FDA or new legislation enacted by Congress. It is possible that legislation will be enacted into law and may result in increased regulatory burdens for us to continue to offer the Oncotype DX assay.
     If pre-market review is required, our business could be negatively impacted until such review is completed and clearance to market or approval is obtained, and FDA could require that we stop selling our test pending pre-market clearance or approval. If our test is allowed to remain on the market but there is uncertainty about our test or if it is labeled investigational by FDA, orders or reimbursement may decline. The regulatory approval process may involve, among other things, successfully completing additional clinical trials and submitting a pre-market clearance notice or filing a PMA application with FDA. If pre-market review is required by FDA, there can be no assurance that our test will be cleared or approved on a timely basis, if at all. Ongoing compliance with FDA regulations would increase the cost of conducting our business, and subject us to inspection by FDA and to the requirements of FDA and penalties for failure to comply with these requirements. We may also decide voluntarily to pursue FDA pre-market review of Oncotype DX if we determine that doing so would be appropriate.
     Should any of the reagents obtained by us from vendors and used in conducting our test be affected by future regulatory actions, our business could be adversely affected by those actions, including increasing the cost of testing or delaying, limiting or prohibiting the purchase of reagents necessary to perform testing.
If we were required to conduct additional clinical trials prior to continuing to sell Oncotype DX or marketing any new test, those trials could lead to delays or failure to obtain necessary regulatory approvals and harm our ability to become profitable.
     If FDA decides to regulate our tests, it may require extensive pre-market clinical testing prior to submitting a regulatory application for commercial sales. If we are required to conduct pre-market clinical trials, whether using prospectively acquired samples or archival samples, delays in the commencement or completion of clinical testing could significantly increase our test development costs and delay commercialization. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to delay or denial of regulatory clearance or approval. The commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the clinical trial. We may find it necessary to engage contract research organizations to perform data collection and analysis and other aspects of our clinical trials, which might increase the cost and complexity of our trials. We may also depend on clinical investigators, medical institutions and contract research organizations to perform the trials properly. If these parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality, completeness or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical trials may have to be extended, delayed or terminated. Many of these factors would be beyond our control. We may not be able to enter into replacement arrangements without undue delays or considerable expenditures. If there are delays in testing or approvals as a result of the failure to perform by third parties, our research and development costs would increase, and we may not be able to obtain regulatory clearance or approval for our test. In addition, we may not be able to establish or maintain relationships with these parties on favorable terms, if at all. Each of these outcomes would harm our ability to market our test, or to become profitable.
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
     For the foreseeable future, we expect to derive substantially all of our revenues from sales of one test, Oncotype DX. We have been selling this test since January 2004. We are in various stages of research and development for other tests that we may offer as well as for enhancements to our existing test. We do not currently expect to commercialize tests for colon cancer until at least 2009, and we are not currently able to estimate when we may be able to commercialize tests for other cancers or whether we will be successful in doing so. If we are unable to increase sales of Oncotype DX or to successfully develop and commercialize other tests or enhancements, our revenues and our ability to achieve profitability would be impaired, and the market price of our common stock could decline.
New test development involves a lengthy and complex process, and we may be unable to commercialize any of the tests we are currently developing.
     We have multiple tests in various stages of development and devote considerable resources to research and development. For example, we are currently in the development stage of the application of our technology to predict recurrence and the therapeutic benefit of chemotherapy in colon cancer and N+ breast cancer, and we are conducting early development studies in prostate, renal cell and lung cancers and melanoma. There can be no assurance that our technologies will be capable of reliably predicting the recurrence of other types of cancer or other cancers, such as colon, with the sensitivity and specificity necessary to be clinically and commercially useful for the treatment of other cancers, or that we can develop those technologies at all. In addition, before we can develop diagnostic tests for new cancers and commercialize any new products, we will need to:
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
     Existing guidelines and practices regarding the treatment of breast cancer recommend that chemotherapy be considered in most cases, including many cases in which our test may indicate that, based on our clinical trial results, chemotherapy is of little or no benefit. Accordingly, physicians may be reluctant to order a test that may suggest recommending against chemotherapy in treating breast cancer where current guidelines recommend consideration of such treatment. Moreover, our test provides quantitative information not currently provided by pathologists and it is performed at our facility rather than by the pathologist in a local laboratory, so pathologists may be reluctant to support our test. These facts may make it difficult for us to convince medical practitioners to order Oncotype DX for their patients, which could limit our ability to generate revenues and our ability to achieve profitability.
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
     As of September 30, 2007, we had two issued patents, one of which was issued jointly to us and to NSABP. Our pending patent applications may not result in issued patents, and we cannot assure you that our issued patent or any patents that might ultimately be issued by the U.S. Patent and Trademark Office will protect our technology. Any patents that may be issued to us might be challenged by third parties as being invalid or unenforceable, or third parties may independently develop similar or competing technology that avoids our patents. We cannot be certain that the steps we have taken will prevent the misappropriation and use of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.
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
     In the past, we have entered into clinical trial collaborations with highly regarded organizations in the cancer field including, for example, NSABP. Our success in the future depends in part on our ability to enter into agreements with other leading cancer organizations. This can be difficult due to internal and external constraints placed on these organizations. Some organizations may limit the number of collaborations they have with any one company so as to not be perceived as biased or conflicted. Organizations may also have insufficient administrative and related infrastructure to enable collaborations with many companies at once, which can extend the time it takes to develop, negotiate and implement a collaboration. Additionally, organizations often insist on retaining the rights to publish the clinical data resulting from the collaboration. The publication of clinical data in peer-reviewed journals is a crucial step in commercializing and obtaining reimbursement for a test such as ours, and our inability to control when, if ever, results are published may delay or limit our ability to derive sufficient revenues from any product that may result from a collaboration.

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
Changes in healthcare policy could subject us to additional regulatory requirements that may interrupt sales of Oncotype DX and increase our costs.
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
We rely on a limited number of suppliers or, in some cases, a sole supplier, for some of our laboratory instruments and materials and may not be able to find replacements in the event our suppliers no longer supply that equipment or those materials.
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
     International sales as a percentage of net revenues are expected to remain minimal in the near term as we focus our efforts on the sale of Oncotype DX in the United States. We have established exclusive distribution networks for Oncotype DX in Israel, Japan and the United Kingdom, and may enter into other similar arrangements in other countries in the future. Over the long term, we intend to grow our business internationally, and to do so we will need to attract additional distributors to expand the territories in which we sell Oncotype DX. Distributors may not commit the necessary resources to market and sell Oncotype DX to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to locate distributors in particular geographic areas, we may not realize long-term international revenue growth. Regulatory requirements in foreign markets may also impact our ability to realize long-term international revenue growth.
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

GENOMIC HEALTH, INC.
Date: November 9, 2007	By:	/s/ Randal W. Scott
Randal W. Scott, Ph.D.
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: November 9, 2007	By:	/s/ G. Bradley Cole
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