Form 10-K
period 2007-12-31
GENOMIC HEALTH INC
filed 2008-03-14
CIK 1131324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2007, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was approximately $528.4 million, based on the closing price of the common stock as reported on the NASDAQ Global Market for that date.

There were 28,232,689 shares of the registrant’s Common Stock issued and outstanding on February 29, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2008 Annual Meeting of Stockholders to be held on May 21, 2008.

PART I

ITEM 1.	Business.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our expectation that, for the foreseeable future, substantially all of our revenues will be derived from Oncotype DX, the factors we believe to be driving demand for Oncotype DX and our ability to sustain such demand; our expectation that our research and development expense levels will remain high as we seek to increase the clinical utility of Oncotype DX and develop new tests; our expectation that our general and administrative and sales and marketing expenses will increase and our anticipated uses of those funds; our expectations regarding capital expenditures; the factors that may impact our financial results; the extent and duration of our net losses; our ability to comply with the requirements of being a public company; our ability to attract and retain experienced personnel; the impact changes in healthcare policy or regulation could have on our business; the adequacy of our product liability insurance; our ability to recognize revenues other than on a cash basis and when we expect we will recognize a majority of revenues upon providing tests; the level of investment in our sales force; the capacity of our commercial laboratory to process tests and our expectations regarding expanded capacity; our dependence on collaborative relationships and the success of those relationships; whether any tests will result from our collaborations; our business strategy and our ability to achieve our strategic goals; our belief that multi-gene analysis provides better analytical information; our belief regarding the timing of a potential test for colon cancer; our expectations regarding clinical development processes future tests may follow; the applicability of clinical results to actual outcomes; our estimates and assumptions with respect to disease incidence; the ability of our test to impact treatment decisions; our plans to provide a report specific to N+ patients in 2008; our beliefs regarding the benefits of individual gene reporting; our plans with respect to potential tests for ductal carcinoma in situ, or other cancers or for patients treated with aromatase inhibitors or other treatments; the economic benefits of our test to the healthcare system; our compliance with federal, state and foreign regulatory requirements; our expectation that product revenues will increase; how we intend to spend our existing cash and cash equivalents and how long we expect our existing cash to last; our expected future sources of cash; our plans to borrow additional amounts under existing or new financing arrangements; the potential impact resulting from the regulation of Oncotype DX by the U.S. Food and Drug Administration, or FDA, and our belief that Oncotype DX is properly regulated under the Clinical Laboratory Improvement Amendments of 1988, or CLIA; the impact of new or changing regulation or legislation on our business; our plans to pursue reimbursement on a case-by-case basis; our ability, and expectations as to the amount of time it will take, to achieve successful reimbursement from third-party payors and government insurance programs; our intent to enter into additional foreign distribution arrangements; the benefits of our technology platform; our beliefs regarding our competitive benefits; the factors that we believe will drive the establishment of coverage policies; the impact of changing interest rates; the amount of future revenues that we may derive from Medicare patients or categories of patients; our success in increasing patient and physician demand as a result of our direct sales approach; plans for enhancements of Oncotype DX to address different patient populations of breast cancer or to report single gene results; plans for, and the timeframe for the development or commercial launch of, future tests addressing different patient populations or other cancers; the occurrence, timing, outcome or success of clinical trials; our intellectual property and our strategies regarding filing additional patent applications to strengthen our intellectual property rights; the impact of accounting pronouncements and our critical accounting policies, estimates, models and assumptions on our financial results; our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing; and anticipated trends and challenges in our business and the markets in which we operate.

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

In this report, all references to “Genomic Health,” “we,” “us,” or “our” mean Genomic Health, Inc.

Genomic Health, the Genomic Health logo, Oncotype, Oncotype DX and Recurrence Score are trademarks or registered trademarks of Genomic Health, Inc. We also refer to trademarks of other corporations and organizations in this report.

Company Overview

Genomic Health is a life science company focused on the development and commercialization of genomic-based clinical diagnostic tests for cancer that allow physicians and patients to make individualized treatment decisions. In January 2004, we launched our first test under the brand name Oncotype DX for early stage breast cancer patients. Oncotype DX is the first multi-gene expression test commercially available that has clinical evidence validating its ability to predict the likelihood of breast cancer recurrence and the likelihood of chemotherapy benefit. Oncotype DX utilizes quantitative genomic analysis in standard tumor pathology specimens to provide tumor-specific information, or the “oncotype” of a tumor, in order to improve cancer treatment decisions. We offer Oncotype DX as a clinical laboratory service, where we analyze the expression levels of 21 genes in tumor tissue samples in our laboratory and provide physicians with a quantitative gene expression profile expressed as a single quantitative score, which we call a Recurrence Score. In February 2008, the Oncotype DX report began including measurements of quantitative gene expression for estrogen receptor, or ER, and progesterone receptor, or PR, which are used in the calculation of the Recurrence Score result.

Oncotype DX has been extensively evaluated in multiple independent studies involving more than 3,300 breast cancer patients, including a large validation study published in The New England Journal of Medicine and a chemotherapy benefit study published in the Journal of Oncology. As of December 31, 2007, more than 46,500 tests had been delivered for use in treatment planning by more than 7,000 physicians. As of February 2008, more than 70% of all U.S. insured lives were covered by health plans that provide reimbursement for Oncotype DX through contracts, agreements and policy decisions. In late 2007, The American Society of Clinical Oncologists, or ASCO, and the National Comprehensive Cancer Network, or NCCN, issued updated clinical practice guidelines that include the use of Oncotype DX to predict the likelihood of disease recurrence and the likelihood of chemotherapy benefit for a large portion of early stage breast cancer patients. Oncotype DX is commercially available at a list price of $3,650 through our laboratory located in Redwood City, California, which is accredited under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and by the College of American Pathologists, or CAP.

Our Strategy

Our goal is to improve the quality of treatment decisions for cancer patients by providing individualized information to patients and their physicians through the genomic analysis of tumor biopsies. Key elements of our strategy include:

•	Deliver high-value genomic-based diagnostics. We believe that many treatment decisions are currently being made with little understanding of the molecular profile of a patient’s tumor and that economic inefficiencies result in the healthcare system when crucial and expensive treatment decisions are made based on inadequate and often subjective information. Our strategy is to identify treatment decisions that can benefit from, and be guided by, the patient’s individual genomic information. We are focused on developing high-value tests that address these treatment decisions, with the goal of making our genomic-based tests a standard of care. We believe our value lies in our ability to deliver individualized information during the crucial period of time after diagnosis but prior to the decision to undergo a specific cancer treatment.

•	Achieve broad-based adoption and reimbursement. We intend to continue to build a strong sales, marketing and reimbursement effort by interacting directly with medical and surgical oncologists, pathologists and payors. Because oncology is a concentrated specialty, we believe that a focused marketing organization and specialized sales force can effectively serve the oncology community and provide us with a competitive advantage. We believe our direct sales approach, coupled with our plans to continue to conduct multiple clinical studies with results published in peer-reviewed journals, will continue to increase patient and physician demand and the number of favorable reimbursement coverage decisions by payors.

•	Enhance existing products and technologies. Our goal is to enhance our marketed products by validating additional individualized patient information to improve treatment planning. We also intend to deliver added value by expanding the clinical categories of patients we can address within a cancer population. For example, we plan to expand our breast cancer product to address late stage breast cancer patients as well as questions about the responsiveness of an individual tumor to therapeutic agents such as aromatase inhibitors and taxanes. We believe that continuous innovation can sustain a competitive advantage by delivering more information to physicians in comparison with new competitive products entering the market.

•	Apply our clinical development platform to other cancers. We are applying our clinical development platform to address multiple cancers for which quantitative molecular pathology could improve the assessment of the risk of disease progression and the prediction of response to therapy. Our test for colon cancer is in development and we are conducting research and early development studies in renal cell, prostate and lung cancers and melanoma. We designed our clinical development platform to enable us to conduct studies with clinical study groups and opinion leaders using archived biopsy specimens with years of associated patient data to correlate genomic information to clinical outcomes.

Scientific Background

Limits of Existing Approaches for Determining Cancer Treatments

Cancer is a group of complex molecular diseases characterized by the uncontrolled growth and spread of abnormal cells resulting from genetic mutations or damage that can severely disrupt normal body functions. In 2007, approximately 1.5 million people in the United States were expected to be diagnosed with cancer. Common types of cancer include breast, prostate, lung and colon. Cancers are difficult to treat because each type responds differently to treatments, depending upon the individual and the type and location of the cancer.

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

Once a pathologist diagnoses cancer, the patient’s physician determines the stage of the cancer based on further analysis of the patient’s condition using a variety of clinical measures, including the tumor pathology grade, size of the tumor, how deeply the tumor has invaded tissues at the site of origin and the extent of any invasion into surrounding organs, lymph nodes or distant sites. Patient history, physical signs, symptoms and information obtained from existing tests are also evaluated and considered.

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

For many cancer patients, chemotherapy is commonly used as a treatment. Chemotherapy involves the use of highly toxic drugs to kill cancer cells. It is often given after surgery to kill remaining cancer cells that could not be physically removed in order to reduce the risk of disease recurrence. Chemotherapy can take months to complete and can dramatically impact a patient’s quality of life. Patients usually experience a wide range of acute toxicities, including infection, pain in the mouth and throat, weight loss, fatigue, hair loss, rashes and injection site reactions. In addition, long-term effects of chemotherapy can include cognitive impairment, cardiac tissue damage, infertility, disease of the central nervous system, chronic fatigue, secondary malignancies and personality changes. Overall benefits of chemotherapy vary significantly across cancer populations, and the benefit of treatment may not always justify the cost of the therapy or the physical and mental burden patients endure.

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

We believe that our multi-gene analysis, as opposed to single-gene analysis, provides a more powerful approach to distinguish tumors as being more or less likely to recur or progress. Furthermore, as shown in breast cancer, our approach can be used to determine whether a patient is more or less likely to benefit from therapy. This information ultimately allows the physician and patient to choose a course of treatment that is individualized for each patient.

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

We believe our solution provides information that has the following benefits:

•	Improved Quality of Treatment Decisions. We believe our approach to genomic-based cancer analysis improves the quality of cancer treatment decisions by providing an individualized analysis of each patient’s tumor that is correlated to clinical outcome. Our approach represents a substantial departure from existing approaches to treatment, which often use subjective, anatomic and qualitative factors to determine treatments. Oncotype DX has been shown in clinical studies to classify many patients into recurrence risk categories different from classifications based primarily on tumor pathology grade and stage. Thus, our solution enables patients and physicians to make more informed decisions about treatment risk-benefit considerations and, consequently, design an individualized treatment plan.

•	Improved Economics of Cancer Care. We believe that improving the quality of treatment decisions can result in significant economic benefits. In early stage breast cancer, our data shows that many patients are misclassified as high or low risk under existing treatment guidelines. Many low risk patients misclassified as high risk receive toxic and expensive chemotherapy treatment regimens. Chemotherapy and related costs may exceed $20,000, as compared to Oncotype DX’s list price of $3,650. On the other hand, some high risk patients misclassified as low risk are not provided chemotherapy treatment, possibly necessitating future treatment costing up to $50,000 or more if the cancer recurs.

Oncotype DX

Oncotype DX uses quantitative molecular pathology to improve cancer treatment decisions. We offer Oncotype DX as a clinical laboratory test, where we analyze tumor tissue samples in our laboratory and provide physicians with genomic information specific to the patient’s tumor. Early stage breast cancer is the first patient population where we have commercialized a genomic test that has been shown clinically to predict the likelihood of cancer recurrence and the likelihood of chemotherapy benefit.

Our technology provides quantitative gene expression information for each patient’s tumor, which we refer to as an oncotype. When an oncotype is correlated with known clinical outcomes, it can be useful in predicting the likelihood of an individual patient’s tumor behavior. This allows the physician and patient to address key issues such as risk of disease recurrence or progression and potential benefit from chemotherapy or other treatments. In breast cancer, we developed our gene panel by narrowing the field of approximately 25,000 human genes down to 250 cancer-related genes through review of existing research literature and computer analysis of genomic databases. We evaluated the 250 genes in three independent clinical studies to identify a 21-gene panel whose composite gene expression profile can be represented by a single quantitative score, which we call a Recurrence Score. The higher the Recurrence Score, the more aggressive the tumor and the more likely it is to recur. The lower the Recurrence Score, the less aggressive the tumor and the less likely it is to recur. Moreover, we have demonstrated that the Recurrence Score also correlates with the likelihood of chemotherapy benefit, and we are undertaking further studies to support this finding.

Oncotype DX for Breast Cancer

Approximately 255,000 new cases of breast cancer, including ductal carcinoma in situ, or DCIS, were diagnosed in the United States in 2007. Following diagnosis, a physician determines the stage of the breast cancer by examining the following:

•	the pathology of the tumor,

•	the size of the tumor,

•	node status, referred to as node positive, or N+, where the tumor has spread to the lymph nodes, and node negative, or N−, where the tumor has not spread to the lymph nodes, and

•	the extent to which the cancer has spread to other parts of the body.

Breast cancer tumors are classified as stage 0, I, II, III or IV. Stage 0, or DCIS, generally refers to a pre-invasive tumor with reduced risk of recurrence. DCIS is typically not treated with chemotherapy but may be treated with lumpectomy or mastectomy, followed by radiation therapy and hormonal therapy. Stage I and II are generally referred to as early stage breast cancer, and stage III and IV are generally referred to as late stage breast cancer. Standard treatment guidelines weigh the stage of the cancer and additional factors to predict cancer recurrence and determine treatment protocol such as:

•	the presence or absence of estrogen receptors, referred to as estrogen receptor positive, or ER+, where estrogen receptors are present, and estrogen receptor negative, or ER-, where estrogen receptors are not present,

•	the abundance of human epidermal growth factor receptor-type 2, or HER2, genes or protein in the tumor,

•	the age of the patient, and

•	the histological type and grading of the tumor as reported by the pathologist.

Because these diagnostic factors have limited capability to predict future recurrence and chemotherapy benefit, and some are subjective, a large percentage of early stage breast cancer patients are classified as high risk. As a consequence, the use of chemotherapy has become standard practice in Stage I and II patients even though the benefit to this patient group as a whole is small. Most early stage breast cancer patients have N−, ER+ tumors. These patients have been demonstrated to respond well to hormonal therapy, such as tamoxifen. Identifying which of these patients will further benefit from chemotherapy is a difficult decision under these guidelines. A National Surgical Adjuvant Breast and Bowel Project, or NSABP, study published in 2004 showed that after 12 years of follow-up, overall survival in N−, ER+ breast cancer patients using tamoxifen hormonal therapy alone was approximately 83% and the overall survival using tamoxifen hormonal therapy and chemotherapy was 87%. Therefore, the incremental survival benefit of chemotherapy in this study was only 4%. Our test is designed to help identify those patients with aggressive tumors who are most likely to benefit from chemotherapy and to identify those patients with less aggressive tumors who may receive minimal clinical benefit from chemotherapy.

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

The Recurrence Score has been clinically validated to correlate with an individual’s likelihood of breast cancer recurrence within 10 years of diagnosis. The lower the Recurrence Score the less likely the tumor is to recur and the higher the Recurrence Score the more likely the tumor is to recur. A Recurrence Score range from 0 to 100 correlates to an actual recurrence range from about 3% recurrence to over 30% recurrence for patients in our validation study. The study involved 668 patients who were enrolled in the NSABP Study B-14 between 1982 and 1988. The continuous range of scores differentiates Oncotype DX from other tests that predict only high or low risk by providing an individualized level of risk. To evaluate our clinical validation studies and compare Oncotype DX to other methods of classifying risk, we defined Recurrence Score ranges for low, intermediate and high risk groups. A Recurrence Score below 18 correlates with a low likelihood of recurrence; a Recurrence Score equal to or greater than 18 but less than 31 correlates with an intermediate likelihood of recurrence; and a Recurrence Score equal to or greater than 31 correlates with a high likelihood of recurrence. Within each risk category, Oncotype DX further quantifies the risk for any given patient. For example, a low risk patient may have as low as a 3% likelihood of recurrence of breast cancer within 10 years or as high as an 11% likelihood of recurrence, depending on the individual Recurrence Score. We believe this represents a substantial improvement upon existing methods for classifying patient risk.

Clinical Development and Validation of Oncotype DX

Clinical Development of the Oncotype DX Recurrence Score

We developed Oncotype DX using a multi-step approach, conducting clinical studies on thousands of tumor specimens. First, we developed methods using reverse transcription polymerase chain reaction, or RT-PCR, to quantify the expression of hundreds of genes in RNA isolated from fixed paraffin embedded tumor tissue. We then selected 250 cancer-related genes using computer analysis of genomic databases and our knowledge of cancer pathways. Third, we performed three independent breast cancer clinical studies in a total of 447 patients with known clinical outcomes to test the relationship between the expression of the 250 cancer-related genes and recurrence. Two of these studies were conducted using samples from patients with N− and N+ tumors who received tamoxifen, chemotherapy or both. A third study was conducted in our specific target population of N−, ER+ patients treated with tamoxifen.

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

Clinical Validation of Prediction of Recurrence and Survival in N−, ER+ Patients Treated with Tamoxifen

Our initial validation study was performed in 2003 in collaboration with NSABP to determine whether Oncotype DX predicts the likelihood of breast cancer recurrence. This study, which was published in The New England Journal of Medicine in December 2004, used the NSABP Study B-14 population to evaluate the ability of Oncotype DX to quantify the likelihood of breast cancer recurrence over 10 years. The Recurrence Score was used to prospectively define the following three risk groups based on our clinical development studies described above:

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

In collaboration with Northern California Kaiser Permanente, we conducted a large, case-control, epidemiological study of breast cancer patients diagnosed from 1985 to 1994 at 14 Northern California Kaiser hospitals. This study was published in the Journal of Clinical Oncology in May 2006. This study, conducted in a community hospital setting, demonstrates that the Recurrence Score is independently associated with risk of breast cancer death and is able to identify subgroups of patients according to low, intermediate and high risk of death at 10 years.

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

We conducted a study in 2004 with NSABP to determine whether Oncotype DX is predictive of the likelihood of chemotherapy benefit. This study included 651 patients from the NSABP Study B-20 with N−, ER+ breast cancer enrolled from 1988 to 1993. The results of this study demonstrated that low risk patients, as defined by the Recurrence Score, had a 96% recurrence-free survival rate at 10 years without chemotherapy compared with a 95% survival rate with chemotherapy, and intermediate risk patients as defined by the Recurrence Score had a 90% survival rate without chemotherapy compared with an 89% rate with chemotherapy. High risk patients as defined by the Recurrence Score had a 60% survival rate without chemotherapy compared with an 88% rate with chemotherapy (p<0.001). These results demonstrate that Oncotype DX not only quantifies recurrence and survival risk but also correlates with the likelihood of chemotherapy benefit in early stage N−, ER+ breast cancer patients.

In 2004, we conducted an expanded study with the NSABP Study B-14 population to determine whether Oncotype DX captures information regarding likelihood of distant recurrence, tamoxifen benefit, or both. This study’s conclusions were published in the Journal of Clinical Oncology in May 2006. The study included 645 patients with N−, ER+ breast cancer enrolled from 1982 to 1988. The results of this study demonstrated that Oncotype DX predicts the likelihood of distant disease recurrence in tamoxifen-treated patients with N−, ER+ breast cancer because it captures both prognosis and tamoxifen benefit. Furthermore, this study of Oncotype DX demonstrates that low and intermediate risk patients as defined by the Recurrence Score had the largest benefit of tamoxifen and high risk patients as defined by the Recurrence Score had minimal benefit of tamoxifen. The quantitative levels of ER, as defined by Oncotype DX, varied by over two-hundred fold within the ER+ population and increasing levels of quantitative ER gene expression correlated with increasing tamoxifen benefit. Finally, Oncotype DX was able to discriminate between high and low risk patients in a subset of patients not treated with tamoxifen.

In 2003, we conducted a trial with the M.D. Anderson Cancer Center to test the predictive power of Oncotype DX in untreated breast cancer patients who were either ER− or ER+. This study was published in Clinical Cancer Research in May 2005. Out of a pool of over 4,000 N− patient tissue samples, only 149 patients were untreated and had a sufficient tissue sample and RNA available to make them eligible for the study. The study population differed significantly from the NSABP Study B-14 treatment arm used for our initial validation study in that none of the patients were treated with tamoxifen, and the population included ER− and ER+ patients. This study did not demonstrate a significant predictive power for Oncotype DX in untreated N-patients. Importantly, it also did not demonstrate the expected predictive power for other known predictive factors. For example, tumor grade inversely correlated with expected outcomes. Subsequent evaluations of Oncotype DX in the NSABP Study B-14 placebo arm using samples from untreated ER+ patients and in the Kaiser Permanente population-based study using samples from untreated ER+ and ER− patients demonstrated a correlation between the Recurrence Score and recurrence and survival.

Health Economic Benefits and Clinical Utility of Oncotype DX

We sponsor third-party studies conducted by researchers affiliated with academic institutions to examine the health economic implications of Oncotype DX. Two such studies, one of which was published in The American Journal of Managed Care in May 2005, analyzed data from patients in the NSABP Study B-14 multi-center clinical trial to compare risk classification based on guideline criteria from NCCN to risk classification by Oncotype DX. Of the 668 patients in the NSABP study population, NCCN guidelines classified 615, or 92%, as high risk and 53, or 8%, as low risk. Of the 615 patients classified as high risk by NCCN, Oncotype DX classified 49% as low risk, 22% as intermediate risk and 29% as high risk. Of the 53 patients that NCCN classified as low risk, Oncotype DX classified 6% as high risk, 22% as intermediate risk and 72% as low risk. In each case, Oncotype DX provided a more accurate classification of risk than the NCCN guidelines as measured by 10 year distant recurrence-free survival.

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

In December 2007, eight studies were presented at the San Antonio Breast Cancer Symposium, or SABCS, reinforcing the clinical utility of Oncotype DX. The SABCS presentations included a study presented by the Southwest Oncology Group, or SWOG, suggesting that Oncotype DX may be useful in predicting survival without disease recurrence and the benefit of chemotherapy for N+ patients, in addition to those with N−, ER+ breast cancer. Additionally, three of the studies assessing the impact of Oncotype DX on treatment decisions concluded that use of the test resulted in less recommendation for and use of chemotherapy, demonstrating the actionable nature of Oncotype DX in its ability to help reduce unnecessary use of chemotherapy. The Agency for Healthcare Research and Quality, the lead Federal agency charged with improving the quality, safety, efficiency, and effectiveness of health care, released an online report in December 2007 reviewing the field of genomic classifiers in breast cancer including Oncotype DX and other tests. This report, sponsored by the Centers for Disease Control and prepared by the Johns Hopkins Evidence-based Practice Center, indicates that there is strong evidence that Oncotype DX provides meaningful information beyond standard measures to predict recurrence and chemotherapy benefit, with demonstrated clinical utility.

New Product Development

We developed Oncotype DX using the following multi-phased clinical development program that we are also using to develop future products for breast, colon and other cancers:

•	Research phase. Prior to development, we may conduct exploratory studies to identify genes, pathways or new disease opportunities of potential scientific interest.

•	Early development phase. In this phase, we establish a product definition and development plan and select from the approximately 25,000 genes in the human genome to identify candidate genes. To date, we have compiled a library of over 1,300 individual cancer gene tests. Typically, we secure access to archival tumor biopsy samples correlated with clinical data in order to identify genes that correlate with a specific clinical outcome.

•	Development phase. If early development studies successfully identify genes, we conduct additional clinical studies to refine the gene set in the specific patient population of interest. We select the final gene panel through statistical modeling of the gene correlation data. With a gene panel established, we then finalize the remaining assay parameters.

•	Validation phase. Once the gene panel, assay chemistry, automation and analysis specifications are finalized, tested and verified, we begin clinical validation. In this phase, we conduct one or more validation studies with prospectively designed endpoints to test our candidate gene panel and the corresponding quantitative expression score. We are often able to conduct large validation studies using archived samples with years of clinical outcomes, thus saving clinical development time.

•	Commercialization and product expansion phase. Once a test is commercialized, we may perform additional studies designed to support the test’s clinical utility and potentially to broaden its use in additional patient populations or for additional indications. These studies may include prospective studies to verify that our test is changing physician behavior as well as tests of a commercial product in new populations.

Product Development Opportunities in Breast Cancer

The following table describes our current breast cancer product and our other breast cancer product opportunities:

Breast Cancer	Breast Cancer	Anticipated
Products	Population	Product Attributes	Product Stage

Oncotype DX	N−, ER+	• Recurrence • Chemotherapy benefit	Commercial
	Quantitative ER/PR reporting	• Hormonal therapy benefit	Commercial
	N+, hormone receptor+	• Recurrence • Chemotherapy benefit	Product Expansion

	DCIS	• Recurrence	Product Expansion
• Radiation therapy or other therapeutic regimens benefit

Oncotype DX — Second Generation	N−, N+ and DCIS	• Enhanced recurrence • Enhanced chemotherapy benefit	Research/Early Development

New Product Opportunities	N−, ER+	• Taxane benefit • Recurrence	Early Development

	N−, ER−	• Taxane benefit • Chemotherapy benefit • Recurrence	Early Development
	DCIS	• Recurrence • Radiation therapy or other therapeutic regimens benefit	Early Development

Oncotype DX

Many patients diagnosed with N+ breast cancer may not benefit from chemotherapy or may have other health issues that increase the risk of chemotherapy treatment. Results from studies of Oncotype DX in N+ patients utilizing tumor samples from chemotherapy treated patients (anthracycline plus cytoxin or anthracycline plus taxotere), completed in collaboration with the Eastern Cooperative Oncology Group and Aventis, Inc., a member of the sanofi-aventis group, or Aventis, were presented at the June 2007 ASCO annual meeting. The results of these studies suggest that Oncotype DX Recurrence Score results provide accurate recurrence risk information for patients with ER+ breast cancer, regardless of whether they were N− or N+. At SABCS, we presented results from a second study conducted in conjunction with the Southwest Oncology Group suggesting that Oncotype DX may be useful in predicting survival without disease recurrence and the benefit of chemotherapy for N+ patients, in addition to N−, ER+ patients. Based upon the results from these studies, we currently provide Oncotype DX for N+ patients through a medical consultation.

In February 2008, we introduced quantitative gene expression reporting for ER and PR genes with the Oncotype DX Recurrence Score report to provide better information for improved decision making. We believe that reporting individual gene scores in addition to the Recurrence Score result may have additional utility in predicting outcomes for specific therapies or disease subtypes. For example, a quantitative ER score may be a clinically useful predictor of tamoxifen benefit based on our clinical studies of the NSABP Study B-14 population.

We are investigating the utility of Oncotype DX in patients with DCIS, which affects approximately 60,000 women per year in the United States. We plan to evaluate the use of the Oncotype DX 21-gene panel and also seek to identify other genes that may be used for treatment planning in DCIS. We are also conducting studies of Oncotype DX with clinical samples from postmenopausal women with breast cancer who were treated with aromatase inhibitors. Aromatase inhibitors and tamoxifen are both used as standard treatment for early stage ER+ breast cancer patients.

Second generation Oncotype DX

We are investigating additional genes and gene combinations that may add to the predictive power of Oncotype DX. A second generation product, if successful, could further refine and improve the classification of patients and result in better information for treatment decisions. We have identified multiple genes through research and development studies that, in varying combinations, may provide improved prediction of recurrence risk and likelihood of chemotherapy benefit in breast cancer patients.

Taxane benefit test

We are in the early development phase for a product to predict the likelihood of taxane benefit in breast cancer patients. Taxanes are a class of chemotherapy drugs that are used in addition to traditional chemotherapy regimens in some patients but have additional side effects and are most often used in patients with aggressive or later stage tumors.

Product Development Opportunities in Other Cancers

The following table describes our products in various stages of development for cancers other than breast cancer:

Anticipated Product
Product Opportunity	Attributes	Product Stage

Colon Cancer	• Recurrence	Development
• Prediction of drug response
Renal Cell Cancer	• Recurrence	Early Development
Prostate Cancer	• Progression	Early Development
• Recurrence
Non-small Cell Lung Cancer	• Prediction of drug response	Early Development
Melanoma	• Recurrence	Early Development
• Prediction of drug response

We have conducted studies of selected genes from four clinical studies across over 1,800 patient samples in order to identify clinically useful markers for colon cancer recurrence and response to chemotherapy. As a result, we have now identified multiple genes that have been observed to be statistically significantly correlated to clinical outcome. We expect to conduct analytical validation work with the final gene set and algorithm and a clinical validation study in 2008.

In late 2007, we executed a collaboration agreement with Pfizer Inc. for the development of a genomic test to estimate the risk of recurrence following surgery for patients with Stage I-III renal carcinoma, clear cell type, that has not spread to other parts of the body. The clear cell type of renal carcinoma is the most common type of kidney cancer in adults. As part of the collaboration, we plan to apply the same molecular technology and clinical strategy used to develop the Oncotype DX breast cancer test.

Product Development Opportunities for Targeted Cancer Therapeutics

Anti-cancer drugs recently approved by the U.S. Food and Drug Administration, or FDA, and new anti-cancer drugs in clinical development are designed to provide more targeted treatment, which should improve efficacy and reduce side effects. A need exists to identify those patients who, based on the genomic profile of their tumors, are most likely to benefit from these therapies. We believe our individualized genomic analysis has the potential to improve patient selection for these therapies. We have had a number of discussions with pharmaceutical companies regarding the use of Oncotype DX or our clinical development platform to identify subsets of patients more likely to respond to a particular therapy.

EGFR inhibitor response test

We are in the early development phase to develop tests to predict the likelihood of response to the epidermal growth factor receptor, or EGFR, inhibitor class of drugs. For example, we entered into a collaborative agreement with Bristol-Myers Squibb Company and ImClone Systems Incorporated to develop a genomic test to predict the likelihood of response to Erbitux in colorectal cancer. Erbitux is a targeted therapy currently approved for the treatment of metastatic colorectal cancer. The agreement provides for research funding support and milestone payments and provides us commercial rights to diagnostic tests that result from the collaboration. We are currently conducting studies in collaboration with Bristol-Myers Squibb and ImClone, the results of which will determine the next steps in developing a test to predict Erbitux benefit.

Targeted therapies in breast cancer

We entered into collaborative agreements with Aventis and the Eastern Cooperative Oncology Group to investigate the ability of gene expression in FPE tissues to predict the likelihood of response to adjuvant chemotherapy, including the taxane Taxotere, in patients with early breast cancer and zero to three involved lymph nodes. The agreements provide us with commercial rights to diagnostic tests that may result from the collaboration. Initial studies are underway and the results will guide us in determining the next steps in an effort to develop a test to predict the likelihood of benefit from Taxotere.

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

Amplify and Detect Diminished Amounts of RNA Consistently

We use a well-established technology that we license from Roche Molecular Systems Inc., or Roche, called RT-PCR, as the basis for our quantitative molecular pathology assays. This technology uses polymerase chain reaction, or PCR, along with fluorescent detection methods to quantify the relative amount of RNA in a biological specimen. We believe our technology platform has the following advantages:

•	Sensitivity. We have developed protocols for extracting and quantifying RNA utilizing RT-PCR. Our method for amplifying small fragmented RNA is designed to allow us in the future to conduct studies with hundreds to thousands of genes from 10 micron sections of FPE tissue. The ability to amplify RNA allows us to maintain a repository of RNA from limited tissue samples that can be used for later studies.

•	Specificity. Our RT-PCR platform is highly specific because it works only when three different test reagents, called DNA probes and primers, independently match each target RNA sequence to be measured. In addition, we have designed and implemented proprietary software for selecting optimal probe and primer sequences in an automated, high-throughput process. The ability to utilize these sequences allows us to design highly specific assays for closely related sequences.

•	Precision and Reproducibility. The reagents, materials, instruments and controls in our processes are used by trained personnel following validated standard operating procedures. Validation studies have shown that these standard operating procedures precisely quantify tested RNA with minimal variability in the assay

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

Competition

We believe that we compete primarily on the basis of:

•	the value of the quantitative information Oncotype DX provides;

•	the clinical validation of Oncotype DX’s ability to predict recurrence and survival, and the demonstration of Oncotype DX’s ability to predict the likelihood of chemotherapy benefit;

•	our ability to perform clinical studies using archival tissue as it is currently processed, handled and stored;

•	our ability to screen hundreds of genes at a time;

•	the speed with which our clinical development platform can commercialize products;

•	our clinical collaborations with clinical study groups;

•	the level of customer service we provide, both to patients and health care professionals;

•	our ability to obtain appropriate regulatory approvals in a timely fashion; and

•	the inclusion of Oncotype DX in clinical practice guidelines.

We believe that we compete favorably with respect to these factors, although we cannot assure you that we will be able to continue to do so in the future or that new products that perform better than Oncotype DX will not be introduced. We believe that our continued success depends on our ability to:

•	continue to innovate and maintain scientifically advanced technology;

•	enhance Oncotype DX for breast cancer to provide information in response to additional indications;

•	continue to validate our products, especially with respect to chemotherapy benefit;

•	continue to obtain positive reimbursement decisions from payors;

•	expand Oncotype DX for use in other forms of cancer;

•	attract and retain skilled scientific and sales personnel;

•	obtain patents or other protection for our products and technology;

•	obtain and maintain our clinical laboratory accreditations and licenses; and

•	successfully market and sell Oncotype DX.

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

We also face competition from many companies that offer products or have conducted research to profile genes, gene expression or protein expression in breast cancer, including Celera Genomics, a business segment of Applera Corporation, and Clarient Diagnostic Services as well as Agendia B.V. and other private companies. Commercial laboratories with strong distribution networks for diagnostic tests, such as Genzyme Corporation, Laboratory Corporation of America Holdings and Quest Diagnostics Incorporated, may become competitors. Other potential competitors include companies that develop diagnostic tests such as Bayer Diagnostics, a division of Siemens AG, Roche Diagnostics, a division of F. Hoffmann-La Roche Ltd, and Veridex LLC, a Johnson & Johnson company, as well as other companies and academic and research institutions. Our competitors may invent and commercialize technology platforms that compete with ours. In addition, in December 2005, the federal government allocated a significant amount of funding to The Cancer Genome Atlas, a project aimed at developing a comprehensive catalog of the genetic mutations and other genomic changes that occur in cancers and maintaining the information in a free public database. As more information regarding cancer genomics becomes available to the public, we anticipate that more products aimed at identifying targeted treatment options will be developed and these products may compete with ours. In addition, competitors may develop their own versions of our test in countries where we did not apply for patents or where our patents have not issued and compete with us in those countries, including encouraging the use of their test by physicians or patients in other countries.

Our test is considered relatively expensive for a diagnostic test. We increased the price of our test from $3,460 to $3,650 effective June 1, 2007, and we may raise prices in the future. This could impact reimbursement of and demand for Oncotype DX. Many of our present and potential competitors have widespread brand recognition and substantially greater financial and technical resources and development, production and marketing capabilities than we do. Others may develop lower-priced, less complex tests that could be viewed by physicians and payors as functionally equivalent to our test, which could force us to lower the list price of our test and impact our operating margins and our ability to achieve profitability. Some competitors have developed tests cleared for marketing by FDA. There may be a marketing differentiation or perception that an FDA-cleared test is more desirable than Oncotype DX, and that could discourage adoption and reimbursement of our test. If we are unable to compete successfully against current or future competitors, we may be unable to increase market acceptance for and sales of our test, which could prevent us from increasing or sustaining our revenues or achieving or sustaining profitability and could cause the market price of our common stock to decline.

Reimbursement

Revenues for clinical laboratory tests may come from several sources, including commercial third-party payors, such as insurance companies and health maintenance organizations, government payors, such as Medicare and Medicaid, patients and, in some cases, from hospitals or referring laboratories who, in turn, bill third-party payors for testing. Reimbursement of Oncotype DX by third-party payors is essential to our commercial success.

In December 2007, the NCCN included Oncotype DX in its updated 2008 breast cancer treatment guidelines as an option for guiding adjuvant chemotherapy treatment decisions in patients with hormone receptor positive, HER-2 negative tumors with specified features. In October 2007, ASCO issued updated clinical practice guidelines that include the use of Oncotype DX to predict the likelihood of disease recurrence and the likelihood of chemotherapy benefit for newly diagnosed, early stage N−, ER+ breast cancer patients. In July 2007, the Blue Cross and Blue Shield Association Technology Evaluation Center concluded that the use of Oncotype DX to inform decision making about adjuvant chemotherapy meets its criteria for women with N−, ER+ tumors who have been treated with tamoxifen. In addition to the inclusion of Oncotype DX in these clinical treatment guidelines, we believe the key factors that will drive broader adoption of Oncotype DX will be acceptance by healthcare providers of its clinical benefits, demonstration of the cost-effectiveness of using our test, expanded reimbursement by third-party payors, and appropriate increases in marketing and sales efforts.

Cigna HealthCare, Humana, Inc., Health Net, Inc., United HealthCare Insurance Company, Aetna, Inc., Kaiser Foundation Health Plan, Inc., National Heritage Insurance Company, or NHIC, the local Medicare carrier for California with jurisdiction for claims submitted by us for Medicare patients, and Medi-Cal, the Medicaid program for the state of California, have issued positive coverage determinations for Oncotype DX. WellPoint, Inc., a leading health benefits company, adopted a policy covering Oncotype DX with certain restrictions. In addition, a number of regional payors, including many regional Blue Cross and Blue Shield providers, have issued policies supporting reimbursement for our test. As of February 2008, more than 70% of all U.S. insured lives were covered by health plans that provide reimbursement for Oncotype DX through contracts, agreements and policy decisions.

Where policies, contracts or agreements are not in place, we pursue case-by-case reimbursement. We believe that it may take several years to achieve successful reimbursement with nearly all payors. However, we cannot predict whether, or under what circumstances, payors will reimburse for our tests. Payment amounts can also vary across individual policies and coverage and payment policies, when adopted, are generally applied prospectively rather than retroactively. Denial of coverage by payors, or payment at inadequate levels, would have a material adverse impact on market acceptance of our products.

Commercial Third-party Payors and Patient Pay.  Where there is a payor policy in place, we bill the payor, the hospital or referring laboratory as well as the patient (for deductibles and coinsurance or copayments, where applicable) in accordance with the established policy. Where there is no payor policy in place, we pursue reimbursement on behalf of each patient on a case-by-case basis. We request that physicians have a billing conversation with patients prior to a test being submitted to discuss the patient’s responsibility should their policy not cover the test. We also request that the physician inform the patient that we will take on the primary responsibility for obtaining third-party reimbursement on behalf of patients, including appeals for initial denials, prior to billing a patient. With this practice established, we believe that most patients receiving the Oncotype DX test have agreed to the test knowing that they may be responsible for all or some portion of the cost of the test should their medical insurer deny or limit coverage. Our efforts on behalf of patients take a substantial amount of time, and bills may not be paid for many months, if at all. Furthermore, if a third-party payor denies coverage after final appeal, it may take a substantial amount of time to collect from the patient, and we may not be successful.

Medicare and Medicaid.  In determining whether or not Medicare will pay for a test, the Centers for Medicare and Medicaid Services, or CMS, which oversees Medicare, can permit the contractors who process and pay Medicare claims to make that determination or it can make a national coverage determination, which will bind all Medicare contractors. To date, CMS has not issued a national coverage determination on Oncotype DX. As a result, whether or not Medicare will cover the test when billed by us is the decision of the local Medicare carrier for California with jurisdiction to process claims submitted by us. In January 2006, NHIC, the California Medicare contractor with responsibility for processing and paying claims submitted by us, released a local coverage determination providing coverage for Oncotype DX when used in accordance with the terms of the determination. As a result, we are permitted to submit claims to Medicare for the Oncotype DX tests performed on Medicare beneficiaries who were hospital inpatients or outpatients at the time the tumor tissue samples were obtained, but only if the test was ordered at least 14 days following the date of the patient’s discharge from the hospital and where other specified conditions are met. The local coverage determination is effective for Oncotype DX tests provided on or after February 27, 2006. Under Medicare billing rules, claims for Oncotype DX tests performed on Medicare beneficiaries who were hospital inpatients at the time the tumor tissue samples were obtained or when the test is ordered less than 14 days from discharge must be incorporated in the payment that the hospital receives for their inpatient services provided related to the patient’s breast cancer. Medicare billing rules also require hospitals to bill for the test when performed or ordered for hospital outpatients less than 14 days following the date of the hospital outpatient procedure where the tumor tissue samples were obtained. We are in the process of making arrangements with hospitals for payment of the test when performed for the portion of Medicare beneficiaries, representing approximately 2-3% of our total testing population, who are hospital inpatients or outpatients at the time specimens are collected and who do not meet criteria under the Medicare billing rules for billing by us. We are also working with Medicare to revise or reverse these billing rules to allow us to bill for tests performed after discharge from the hospital. However, we have no assurance that Medicare will revise or reverse these billing rules, and we also cannot ensure that hospitals will agree to arrangements to pay us for tests performed on patients falling under these billing rules.

In addition, each state Medicaid program, which pays for services furnished to the eligible medically indigent, will usually make its own decision whether or not to cover Oncotype DX. In December 2007, Medi-Cal became the first Medicaid payor to establish a policy covering Oncotype DX. We have also received a limited number of approvals from other state Medicaid programs.

In late 2007, CMS announced that Palmetto Government Benefits Administrators, or Palmetto, will be replacing NHIC as the Medicare administrative contractor with jurisdiction over claims submitted by us to Medicare. Medicare claims processing responsibility will transition from NHIC to Palmetto over the next several months with Palmetto expected to assume full responsibility by the summer of 2008. It is possible that Palmetto will adopt different coverage or payment policies from those of NHIC, and its policies may not include reimbursement for Oncotype DX or may provide for reimbursement on different terms than are presently in effect.

We recently conducted clinical studies to support the use of Oncotype DX in post-menopausal women with N+, ER+ breast cancer. Most of our existing reimbursement coverage is specifically for women with early stage N−, ER+ breast cancer. When we begin to offer Oncotype DX for post-menopausal female breast cancer patients who are N+, ER+ patients, we may not be able to obtain reimbursement coverage for these patients that is similar to the coverage we have obtained for early state N−, ER+ patients.

Payment

Clinical laboratory testing services, when covered by third-party payors, are paid under various methodologies, including prospective payment systems and fee schedules. Under Medicare, payment is generally made under the Clinical Laboratory Fee Schedule with amounts assigned to specific procedure billing codes. Each Medicare carrier jurisdiction has a fee schedule that establishes the price for each specific laboratory billing code. The Social Security Act establishes that these fee schedule amounts are to be increased annually by the percentage increase in the consumer price index, or CPI, for the prior year. Congress has frequently legislated that the CPI increase not be implemented. In the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, Congress eliminated the CPI update through 2008. In addition, the National Limitation Amount, or NLA, which acts as a ceiling on Medicare reimbursement, is set at a percentage of the median of all the carrier fee schedule amounts for each test code. In the past, Congress has frequently lowered the percentage of the median used to calculate the NLA in order to achieve budget savings. Currently, the NLA ceiling is set at 74% of the medians for established tests and 100% of the median for diagnostic tests for which no limitation amount was established prior to 2001. Thus, no Medicare carrier can pay more than the NLA amount for any specific code.

At the present time, there is no specific Current Procedural Terminology, or CPT, procedure code or group of codes to report Oncotype DX. Therefore, the test generally must be reported under a non-specific, unlisted procedure code, which is subject to manual review of each claim. We have been informed by NHIC that, under the local coverage determination, we may expect claims to be paid consistent with the average allowed reimbursement rate for Oncotype DX claims that were billed and processed to completion as of September 30, 2005.

A Healthcare Common Procedure Coding System, or HCPCS code has been issued effective January 1, 2006 that some private third-party payors may accept on claims for the Oncotype DX test. Medicare will not accept this HCPCS code, however. In the future, we may move forward with plans to obtain specific CPT procedure coding. If we do move forward with plans to obtain specific CPT coding, there is no assurance that specific coding will be adopted or that adequate payment will be assigned if and when a specific procedure code is adopted.

In the MMA, Congress authorized the Medicare program to conduct a demonstration project on applying competitive bidding to certain clinical laboratory tests. It is not clear whether competitive bidding will be applied more broadly to clinical laboratory services under Medicare at some point in the future and, if so, whether this would impact payment for Oncotype DX, which is provided solely by us. In addition, on several occasions, including in 2003 during the negotiations over the MMA, Congress has considered imposing a 20% co-insurance amount on clinical laboratory services, which would require beneficiaries to pay a portion of the cost of their clinical laboratory testing. Although that requirement has not been enacted at this time, Congress could decide to impose such an obligation at some point in the future. If so, it could make it more difficult for us to collect payment for Oncotype DX.

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

U.S. Food and Drug Administration

FDA regulates the sale or distribution through interstate commerce of medical devices, including in vitro diagnostic test kits. Devices subject to FDA regulation must undergo pre-market review prior to commercialization unless the device is of a type exempted from such review. In addition, manufacturers of medical devices must comply with various regulatory requirements under the Federal Food, Drug and Cosmetic Act and regulations promulgated under that Act, including quality system review regulations, unless exempted from those requirements for particular types of devices. Entities that fail to comply with FDA requirements can be liable for criminal or civil penalties, such as recalls, detentions, orders to cease manufacturing and restrictions on labeling and promotion.

Clinical laboratory tests like Oncotype DX are regulated under CLIA, as administered by CMS, as well as by applicable state laws. Diagnostic kits that are sold and distributed through interstate commerce are regulated as medical devices by FDA. Clinical laboratory tests that are developed and validated by a laboratory for its own use are called laboratory developed tests, or LDTs. Most LDTs currently are not subject to FDA regulation, although reagents or software provided by third parties and used to perform LDTs may be subject to regulation. We believe that Oncotype DX is not a diagnostic kit and also believe that it is an LDT. As a result, we believe Oncotype DX should not be subject to regulation under established FDA policies. The container we provide for collection and transport of tumor samples from a pathology laboratory to our laboratory may be considered a medical device subject to FDA regulation but is currently exempt from pre-market review by FDA.

In January 2006, we received a letter from FDA regarding Oncotype DX inviting us to meet with FDA to discuss the nature and appropriate regulatory status of and the least burdensome ways that we may fulfill any FDA pre-market review requirements that may apply. In September 2006, FDA issued draft guidance on a new class of tests called “In Vitro Diagnostic Multivariate Index Assays”, or IVDMIAs. Under this draft guidance, Oncotype DX could be classified as either a Class II or a Class III medical device, which may require varying levels of FDA pre-

market review depending upon intended use and on the level of control necessary to assure the safety and effectiveness of the test. In July 2007, FDA posted revised draft guidance that addressed some of the comments submitted in response to the September 2006 draft guidance. The revised draft guidance includes an 18 month transition period of FDA enforcement discretion following release of final guidance for currently available tests if the laboratory submits a pre-market review submission within 12 months of the publication of final guidance. The comment period for this revised guidance expired in October 2007.

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

In addition, the Secretary of the Department of Health and Human Services, or HHS, has requested that its Advisory Committee on Genetics, Health and Society make recommendations about the oversight of genetic testing. Draft recommendations were published in November 2007 and were open for public comment through late December 2007, and a final report is expected in the spring of 2008.

We are continuing our ongoing dialogue with FDA and HHS regarding the Oncotype DX breast cancer assay, but FDA may finalize its policy on IVDMIAs at any time. We cannot provide any assurance that FDA regulation, including pre-market review, will not be required in the future for Oncotype DX, either through new enforcement policies adopted by FDA or new legislation enacted by Congress. It is possible that legislation will be enacted into law and may result in increased regulatory burdens for us to continue to offer the Oncotype DX assay.

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

Health Insurance Portability and Accountability Act

Under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, HHS has issued regulations to protect the privacy and security of protected health information used or disclosed by health care providers, such as us. HIPAA also regulates standardization of data content, codes and formats used in health care transactions and standardization of identifiers for health plans and providers. Penalties for violations of HIPAA regulations include civil and criminal penalties.

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

Federal and State Physician Self-referral Prohibitions

We are subject to the federal physician self-referral prohibitions commonly known as the Stark Law, and to similar restrictions under California’s Physician Ownership and Referral Act, commonly known as PORA. Together these restrictions generally prohibit us from billing a patient or any governmental or private payor for any test when the physician ordering the test, or any member of such physician’s immediate family, has an investment interest in or compensation arrangement with us, unless the arrangement meets an exception to the prohibition.

Both the Stark Law and PORA contain an exception for referrals made by physicians who hold investment interests in a publicly traded company that has stockholders’ equity exceeding $75 million at the end of its most recent fiscal year or on average during the previous three fiscal years, and which satisfies certain other requirements. In addition, both the Stark Law and PORA contain an exception for compensation paid to a physician for personal services rendered by the physician. We have compensation arrangements with a number of physicians for personal services, such as speaking engagements and specimen tissue preparation. We have structured these arrangements with terms intended to comply with the requirements of the personal services exception to Stark and PORA. However, we can not be certain that regulators would find these arrangements to be in compliance with Stark, PORA or similar state laws. We would be required to refund any payments we receive pursuant to a referral prohibited by these laws to the patient, the payor or the Medicare program, as applicable.

Sanctions for a violation of the Stark Law include the following:

•	denial of payment for the services provided in violation of the prohibition;

•	refunds of amounts collected by an entity in violation of the Stark Law;

•	a civil penalty of up to $15,000 for each service arising out of the prohibited referral;

•	possible exclusion from federal healthcare programs, including Medicare and Medicaid; and

•	a civil penalty of up to $100,000 against parties that enter into a scheme to circumvent the Stark Law’s prohibition.

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

Federal and State Anti-kickback Laws

The Federal Anti-kickback Law makes it a felony for a provider or supplier, including a laboratory, to knowingly and willfully offer, pay, solicit or receive remuneration, directly or indirectly, in order to induce business that is reimbursable under any federal health care program. A violation of the Anti-kickback Law may result in imprisonment for up to five years and fines of up to $250,000 in the case of individuals and $500,000 in the case of organizations. Convictions under the Anti-kickback Law result in mandatory exclusion from federal health care programs for a minimum of five years. In addition, HHS has the authority to impose civil assessments and fines and to exclude health care providers and others engaged in prohibited activities from Medicare, Medicaid and other federal health care programs.

Actions which violate the Anti-kickback Law or similar laws may also involve liability under the Federal False Claims Act, which prohibits the knowing presentation of a false, fictitious or fraudulent claim for payment to the U.S. Government. Actions under the Federal False Claims Act may be brought by the Department of Justice or by a private individual in the name of the government.

Although the Anti-kickback Law applies only to federal health care programs, a number of states, including California, have passed statutes substantially similar to the Anti-kickback Law pursuant to which similar types of prohibitions are made applicable to all other health plans and third-party payors. Both California’s fee-splitting statute, Business and Professions Section 650, and its Medi-Cal anti-kickback statute, Welfare and Institutions Code Section 14107.2, have been interpreted by the California Attorney General and California courts in substantially the same way as HHS and the courts have interpreted the Anti-kickback Law. A violation of Section 650 is punishable by imprisonment and fines of up to $50,000. A violation of Section 14107.2 is punishable by imprisonment and fines of up to $10,000.

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

In addition to statutory exceptions to the Anti-kickback Law, regulations provide for a number of safe harbors. If an arrangement meets the provisions of a safe harbor, it is deemed not to violate the Anti-kickback Law. An arrangement must fully comply with each element of an applicable safe harbor in order to qualify for protection. There are no regulatory safe harbors to California’s Section 650.

Among the safe harbors that may be relevant to us is the discount safe harbor. The discount safe harbor potentially applies to discounts provided by providers and suppliers, including laboratories, to physicians or institutions where the physician or institution bills the payor for the test, not when the laboratory bills the payor directly. If the terms of the discount safe harbor are met, the discounts will not be considered prohibited remuneration under the Anti-kickback Law. This safe harbor may therefore be potentially applicable to our agreements to sell tests to hospitals where the hospital submits a claim to the payor.

California does not have a discount safe harbor. However, as noted above, Section 650 has generally been interpreted consistent with the Anti-kickback Law.

The personal services safe harbor to the Anti-kickback Law provides that remuneration paid to a referral source for personal services will not violate the Anti-kickback Law provided all of the elements of that safe harbor are met. One element is that, if the agreement is intended to provide for the services of the physician on a periodic, sporadic or part-time basis, rather than on a full-time basis for the term of the agreement, the agreement specifies exactly the schedule of such intervals, their precise length, and the exact charge for such intervals. Our personal services arrangements with some physicians did not meet the specific requirement of this safe harbor that the agreement specify exactly the schedule of the intervals of time to be spent on the services because the nature of the services, such as speaking engagements, does not lend itself to exact scheduling and therefore meeting this element of the personal services safe harbor is impractical. Failure to meet the terms of the safe harbor does not render an arrangement illegal. Rather, such arrangements must be evaluated under the language of the statute, taking into account all facts and circumstances.

While we believe that we are in compliance with the Anti-kickback Law and Section 650, there can be no assurance that our relationships with physicians, hospitals and other customers will not be subject to investigation or a successful challenge under such laws. If imposed for any reason, sanctions under the Anti-kickback Law and Section 650 could have a negative effect on our business.

Other Federal and State Fraud and Abuse Laws

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

Further, the Federal False Claims Act prohibits a person from knowingly submitting a claim or making a false record or statement in order to secure payment by the federal government. In addition to actions initiated by the government itself, the statute authorizes actions to be brought on behalf of the federal government by a private party having knowledge of the alleged fraud. Because the complaint is initially filed under seal, the action may be pending for some time before the defendant is even aware of the action. If the government is ultimately successful in obtaining redress in the matter or if the plaintiff succeeds in obtaining redress without the government’s involvement, then the plaintiff will receive a percentage of the recovery. Finally, the Social Security Act includes its own provisions that prohibit the filing of false claims or submitting false statements in order to obtain payment. Violation of these provisions may result in fines, imprisonment or both, and possible exclusion from Medicare or Medicaid programs. California has an analogous state false claims act applicable to all payors, as do many other states.

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

If our laboratory is out of compliance with California standards, the California Department of Health Services, or DHS, may suspend, restrict or revoke our license to operate our laboratory, assess substantial civil money penalties, or impose specific corrective action plans. Any such actions could materially affect our business. We maintain a current license in good standing with DHS. However, we cannot provide assurance that DHS will at all times in the future find us to be in compliance with all such laws.

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

New York law also mandates proficiency testing for laboratories licensed under New York state law, regardless of whether or not such laboratories are located in New York. If a laboratory is out of compliance with New York statutory or regulatory standards, the New York State Department of Health, or DOH, may suspend, limit, revoke or annul the laboratory’s New York license, censure us as the holder of the license or assess civil money penalties. Statutory or regulatory noncompliance may result in a laboratory’s being found guilty of a misdemeanor under New York law. Should we be found out of compliance with New York laboratory requirements, we could be subject to such sanctions, which could harm our business. We maintain a current license in good standing with DOH. However, we cannot provide assurance that DOH will at all times find us to be in compliance with all such laws.

Other States’ Laboratory Testing

Florida, Maryland, Pennsylvania and Rhode Island require out-of-state laboratories which accept specimens from those states to be licensed. We have obtained licenses in those four states and believe we are in compliance with applicable licensing laws.

From time to time, we may become aware of other states that require out-of-state laboratories to obtain licensure in order to accept specimens from the state, and it is possible that other states do have such requirements or will have such requirements in the future. If we identify any other state with such requirements or if we are contacted by any other state advising us of such requirements, we intend to follow instructions from the state regulators as to how we should comply with such requirements.

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

As of December 31, 2007, we had two issued patents, one of which was issued jointly to us and to NSABP, and a number of pending U.S. patent applications, including provisional and non-provisional filings. Our issued patents expire in 2023 and 2024, respectively. Some of these U.S. patent applications also have corresponding pending applications under the Patent Cooperation Treaty in Canada, Europe, Japan and Australia. In these patent applications, we have either sole or joint ownership positions. In those cases where joint ownership positions were created, we have negotiated contractual provisions providing us with the opportunity to acquire exclusive rights under the patent applications. Under three patent applications, we have elected to allow exclusive options to lapse without exercising the option. The joint ownership agreements generally are in the form of material data transfer agreements that were executed at the onset of our collaborations with third parties.

Our patent applications relate to two main areas: gene expression technology methods, and gene markers for cancer recurrence and drug response in certain forms of cancer. We intend to file additional patent applications in the United States and abroad to strengthen our intellectual property rights. Our patent applications may not result in issued patents, and we cannot assure you that any patents that might issue will protect our technology. Any patents issued to us in the future may be challenged by third parties as being invalid or unenforceable, or third parties may independently develop similar or competing technology that is not covered by our patents. We cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

We have received notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights in the past and may from time to time receive additional notices. Some of these claims may lead to litigation. We cannot assure you that we will prevail in these actions, or that other actions alleging misappropriation or misuse by us of third-party trade secrets, infringement by us of third-party patents and trademarks or the validity of patents issued to us in the future, will not be asserted or prosecuted against us, or that any assertions of misappropriation, infringement or misuse or prosecutions seeking to establish the validity of our patents will not materially or adversely affect our business, financial condition and results of operations.

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

Roche License Agreement

We have obtained from Roche a non-exclusive license under a number of U.S. patents claiming nucleic acid amplification processes known as polymerase chain reaction, or PCR, homogeneous polymerase chain reaction, and reverse transcription polymerase chain reaction, or RT-PCR. We use these processes in our research and development and in the processing of our tests. The Roche license is limited to the performance of clinical laboratory services within the United States and Puerto Rico, and does not include the right to make or sell products using the patented processes. The license continues as long as the underlying patent rights are in effect, but is subject to early termination by Roche under the following circumstances:

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

Oxford Finance Agreements

We have entered into a master security agreement and a number of promissory notes with Oxford Finance Corporation, or Oxford, to finance the acquisition of laboratory and office equipment, computer hardware and software, and leasehold improvements. Under the master security agreement, we granted a security interest to Oxford in the assets purchased with the borrowed amounts. Events that would constitute a default by us under the master security agreement include, among others, our failure to pay an obligation when due, an attempt by us to sell, lease, transfer or encumber the collateral, our failure to maintain liability insurance as required by the agreement; our dissolving, becoming insolvent, filing for bankruptcy or having a receiver appointed, a change in our ownership or a material adverse change in our financial condition, business or operations.

The promissory notes provide that amounts borrowed will be repaid in periodic installments. Principal underlying promissory notes to finance laboratory and office equipment and computer hardware and software must be paid in 45 to 48 monthly installments, and principal underlying promissory notes to finance leasehold improvements must be paid in 36 monthly installments. Prepayment of indebtedness under a promissory note is allowed only after the first anniversary of the note and is subject to a prepayment penalty. If we default under the master security agreement, Oxford may declare all of our indebtedness under the promissory notes to be immediately due and payable. As of December 31, 2007, the outstanding principal amount under these promissory notes was $4.7 million.

Research and Development Expenses

Research and development expenses were $22.1 million, $12.8 million and $9.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Employees

As of December 31, 2007, we had 288 employees. None of our employees are covered by collective bargaining arrangements, and our management considers its relationships with employees to be good.

Available Information

We were incorporated in Delaware in August 2000, and our website is located at www.genomichealth.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

ITEM 1A.	Risk Factors.

RISKS RELATED TO OUR COMPANY

We are an early stage company with a history of net losses, and we expect to incur net losses for the foreseeable future.

We have incurred substantial net losses since our inception. For the year ended December 31, 2007, we incurred net losses of $27.3 million. From our inception in August 2000 through December 31, 2007, we had an accumulated deficit of $152.4 million. To date, we have not, and we may never, achieve revenues sufficient to offset expenses. We expect to devote substantially all of our resources to continue commercializing and enhancing our existing test, Oncotype DX, and to develop future tests.

We expect to incur additional losses in the future and we may never achieve profitability. We do not expect our losses to be substantially mitigated by revenues from Oncotype DX or future products, if any, for at least the next year.

We expect to continue to incur significant research and development expenses, which may make it difficult for us to achieve profitability.

In recent years, we have incurred significant costs in connection with the development of Oncotype DX. Our research and development expenses were $22.1 million for the year ended December 31, 2007. We expect our research and development expense levels to remain high and to continue to increase for the foreseeable future as we seek to expand the clinical utility of our existing test and develop new tests. As a result, we will need to generate significant revenues in order to achieve profitability. Our failure to achieve profitability in the future could cause the market price of our common stock to decline.

If third-party payors, including managed care organizations and Medicare, do not provide reimbursement or rescind their reimbursement policies for Oncotype DX, its commercial success could be compromised.

Oncotype DX has a current list price of $3,650. Physicians and patients may decide not to order Oncotype DX unless third-party payors, such as managed care organizations as well as government payors such as Medicare and Medicaid, pay a substantial portion of the test price. Reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that tests using our technologies are:

•	not experimental or investigational,

•	medically necessary,

•	appropriate for the specific patient,

•	cost-effective,

•	supported by peer-reviewed publications, and

•	included in clinical practice guidelines.

There is significant uncertainty concerning third-party reimbursement of any test incorporating new technology, including Oncotype DX. Several entities conduct technology assessments of new medical tests and devices and provide the results of their assessments for informational purposes to other parties. These assessments may be used by third-party payors and health care providers as grounds to deny coverage for a test or procedure. Oncotype DX has in the past received negative assessments and may receive additional negative assessments in the future.

Since each payor makes its own decision as to whether to establish a policy to reimburse our test, seeking these approvals is a time-consuming and costly process. To date, we have secured policy-level reimbursement approval from a number of third-party payors. We cannot be certain that coverage for Oncotype DX will be provided in the future by additional third-party payors or that existing reimbursement policies will remain in place in the future.

In January 2006, NHIC, the local Medicare carrier for California with jurisdiction for claims submitted by us for Medicare patients, released a local coverage determination providing coverage for Oncotype DX when used in accordance with the terms of the determination. As a result, we are permitted to submit claims to Medicare for the Oncotype DX tests performed on Medicare beneficiaries who were hospital inpatients or outpatients at the time the tumor tissue samples were obtained, but only if the test was ordered at least 14 days following the date of the patient’s discharge from the hospital and where other specified conditions are met. The local coverage determination is effective for Oncotype DX tests provided on or after February 27, 2006. Under Medicare billing rules, claims for Oncotype DX tests performed on Medicare beneficiaries who were hospital inpatients at the time the tumor tissue samples were obtained or when the test is ordered less than 14 days from discharge must be incorporated in the payment that the hospital receives for the inpatient services provided related to the patient’s breast cancer. Medicare billing rules also require hospitals to bill for the test when performed or ordered for hospital outpatients less than 14 days following the date of the hospital outpatient procedure where the tumor tissue samples were obtained. We are in the process of making arrangements with hospitals for payment of the test when performed for the portion of Medicare beneficiaries, representing approximately 2-3% of our total testing population, who are hospital inpatients or outpatients at the time specimens are collected and who do not meet criteria under the Medicare billing rules for billing by us. We are also working with Medicare to revise or reverse these billing rules to allow us to bill for tests performed after discharge from the hospital. However, we have no assurance that Medicare will revise or reverse these billing rules, and we also cannot ensure that hospitals will agree to arrangements to pay us for tests performed on patients falling under these billing rules.

Insurers, including managed care organizations as well as government payors such as Medicare, have increased their efforts to control the cost, utilization and delivery of health care services. From time to time, Congress has considered and implemented changes in the Medicare fee schedules in conjunction with budgetary legislation. Further reductions of reimbursement for Medicare services may be implemented from time to time. Reductions in the reimbursement rates of other third-party payors have occurred and may occur in the future. These measures have resulted in reduced prices and decreased test utilization for the clinical laboratory industry.

We recently conducted clinical studies to support the use of Oncotype DX in post-menopausal women with N+, ER+ breast cancer. Most of our existing reimbursement coverage is specifically for women with early stage N−, ER+ breast cancer. We may not be able to obtain reimbursement coverage for Oncotype DX for post-menopausal female breast cancer patients who are N+, ER+ patients that is similar to the coverage we have obtained for early stage N−, ER+ patients.

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

We depend on a limited number of payors for a significant portion of our product revenues and if these payors stop providing reimbursement or decrease the amount of reimbursement for our test, our revenues could decline.

For the years ended December 31, 2007 and 2006, one payor, Medicare, as administered by NHIC, accounted for 23% and 47%, respectively, of our product revenues. Another payor, United HealthCare Insurance Company, accounted for 13% of our product revenues for the year ended December 31, 2007. NHIC is the local Medicare carrier for California with jurisdiction for claims submitted by us for Medicare patients in the United States. The responsibility for processing Medicare claims submitted by us is being transitioned from NHIC to another entity, Palmetto, which is expected to take over full responsibility for processing such claims by us by summer 2008. We cannot assure you that this new Medicare administrative contractor will adopt the same coverage or payment policies as those adopted by NHIC. In addition, payors that currently provide reimbursement for our test may suspend, revoke or discontinue coverage at any time, or may reduce the reimbursement rates payable to us. Any such changes could have a negative impact on our revenues.

If FDA were to begin regulating our test, we could be forced to stop sales of Oncotype DX, we could experience significant delays in commercializing any future products, we could incur substantial costs and time delays associated with meeting requirements for pre-market clearance or approval or we could experience decreased demand for or reimbursement of our test.

Clinical laboratory tests like Oncotype DX are regulated under CLIA, as administered through CMS, as well as by applicable state laws. Diagnostic kits that are sold and distributed through interstate commerce are regulated as medical devices by FDA. Clinical laboratory tests that are developed and validated by a laboratory for its own use are called laboratory developed tests, or LDTs. Most LDTs currently are not subject to FDA regulation, although reagents or software provided by third parties and used to perform LDTs may be subject to regulation. We believe that Oncotype DX is not a diagnostic kit and also believe that it is an LDT. As a result, we believe Oncotype DX should not be subject to regulation under established FDA policies. The container we provide for collection and transport of tumor samples from a pathology laboratory to our laboratory may be a medical device subject to FDA regulation but is currently exempt from pre-market review by FDA.

In January 2006, we received a letter from FDA regarding Oncotype DX inviting us to meet with FDA to discuss the nature and appropriate regulatory status of and the least burdensome ways that we may fulfill any FDA pre-market review requirements that may apply. In September 2006, FDA issued draft guidance on a new class of tests called “In Vitro Diagnostic Multivariate Index Assays”, or IVDMIAs. Under this draft guidance, Oncotype DX could be classified as either a Class II or a Class III medical device, which may require varying levels of FDA pre-market review depending upon intended use and on the level of control necessary to assure the safety and effectiveness of the test. In July 2007, FDA posted revised draft guidance that addressed some of the comments submitted in response to the September 2006 draft guidance. The revised draft guidance includes an 18 month transition period of FDA enforcement discretion following release of final guidance for currently available tests if the laboratory submits a pre-market review submission within 12 months of the publication of final guidance. The comment period for this revised guidance expired in October 2007.

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

In addition, the Secretary of the Department of Health and Human Services, or HHS, has requested that its Advisory Committee on Genetics, Health and Society make recommendations about the oversight of genetic testing. Draft recommendations were published in November 2007 and were open for public comment through late December 2007, and a final report is expected in the spring of 2008.

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

We are also required to maintain a license to conduct testing in California. California laws establish standards for day-to-day operation of our clinical laboratory, including the training and skills required of personnel and quality control. Moreover, several states require that we hold licenses to test specimens from patients residing in those states. Other states may have similar requirements or may adopt similar requirements in the future. Finally, we may be subject to regulation in foreign jurisdictions as we seek to expand international distribution of our test.

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

If we are unable to support demand for our tests, our business may suffer.

We have recently added a second shift at our clinical laboratory facility and will need to ramp up our testing capacity as our test volume grows. We continue to implement increases in scale and related processing, customer service, billing and systems process improvements, and to expand our internal quality assurance program to support testing on a larger scale. We will also need additional certified laboratory scientists and other scientific and technical personnel to process higher volumes of our tests. We cannot assure you that any increases in scale, related improvements and quality assurance will be successfully implemented or that appropriate personnel will be available. As additional products are commercialized, we will need to bring new equipment on-line, implement new systems, controls and procedures and hire personnel with different qualifications. Failure to implement necessary procedures or to hire the necessary personnel could result in higher cost of processing or an inability to meet market demand. There can be no assurance that we will be able to perform tests on a timely basis at a level consistent with demand or that we will be successful in responding to the growing complexity of our testing operations. If we encounter difficulty meeting market demand for Oncotype DX or future products, our reputation could be harmed and our future prospects and our business could suffer.

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

Until recently, guidelines and practices regarding the treatment of breast cancer often recommended that chemotherapy be considered in most cases, including many cases in which our test might indicate that, based on our clinical trial results, chemotherapy would be of little or no benefit. Accordingly, physicians may be reluctant to order a test that may suggest recommending against chemotherapy in treating breast cancer. Moreover, our test provides quantitative information not currently provided by pathologists and it is performed at our facility rather than by the pathologist in a local laboratory, so pathologists may be reluctant to support our test. These facts may make it difficult for us to convince medical practitioners to order Oncotype DX for their patients, which could limit our ability to generate revenues and our ability to achieve profitability.

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

In recent years, there have been numerous advances in technologies relating to the diagnosis and treatment of cancer. For example, technologies in addition to ours now reportedly permit measurement of gene expression in FPE tissue specimens. Also, new hormonal therapies such as aromatase inhibitors are viewed by physicians as promising therapies for breast cancer with more tolerable side effects than those associated with tamoxifen, the hormonal therapy commonly used today in treatment. For advanced cancer, new chemotherapeutic strategies are being developed that may increase survival time and reduce toxic side effects. These advances require us to continuously develop new products and enhance existing products to keep pace with evolving standards of care. Our test could become obsolete unless we continually innovate and expand our product to demonstrate recurrence and treatment benefit in patients treated with new therapies. New treatment therapies typically have only a few years of clinical data associated with them, which limits our ability to perform clinical studies and correlate sets of genes to a new treatment’s effectiveness. If we are unable to demonstrate the applicability of our test to new treatments, then sales of our test could decline, which would harm our revenues.

Our rights to use technologies licensed from third parties are not within our control, and we may not be able to sell our products if we lose our existing rights or cannot obtain new rights on reasonable terms.

We license from third parties technology necessary to develop our products. For example, we license technology from Roche that we use to analyze genes for possible inclusion in our tests and that we use in our laboratory to conduct our test. In return for the use of a third party’s technology, we may agree to pay the licensor royalties based on sales of our products. Royalties are a component of cost of product revenues and impact the margin on our test. We may need to license other technology to commercialize future products. Our business may suffer if these licenses terminate, if the licensors fail to abide by the terms of the license or fail to prevent infringement by third parties, if the licensed patents or other rights are found to be invalid or if we are unable to enter into necessary licenses on acceptable terms.

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

As of December 31, 2007, we had two issued patents, one of which was issued jointly to us and to NSABP. Our pending patent applications may not result in issued patents, and we cannot assure you that our issued patent or any patents that might ultimately be issued by the U.S. Patent and Trademark Office will protect our technology. Any patents that may be issued to us might be challenged by third parties as being invalid or unenforceable, or third parties may independently develop similar or competing technology that avoids our patents. We cannot be certain that the steps we have taken will prevent the misappropriation and use of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

From time to time, the United States Supreme Court, other federal courts, the U.S. Congress or the U.S. Patent and Trademark Office may change the standards of patentability and any such changes could have a negative impact on our business. In addition, competitors may develop their own versions of our test in countries where we did not apply for patents or where our patents have not issued and compete with us in those countries, including encouraging the use of their test by physicians or patients in other countries.

We may face intellectual property infringement claims that could be time-consuming and costly to defend and could result in our loss of significant rights and the assessment of treble damages.

We have received notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights in the past and may from time to time receive additional notices. Some of these claims may lead to litigation. We cannot assure you that we will prevail in such actions, or that other actions alleging misappropriation or misuse by us of third-party trade secrets, infringement by us of third-party patents and trademarks or the validity of our patents, will not be asserted or prosecuted against us. We may also initiate claims to defend our intellectual property. Intellectual property litigation, regardless of outcome, is expensive and time-consuming, could divert management’s attention from our business and have a material negative effect on our business, operating results or financial condition. If there is a successful claim of infringement against us, we may be required to pay substantial damages (including treble damages if we were to be found to have willfully infringed a third party’s patent) to the party claiming infringement, develop non-infringing technology, stop selling our test or using technology that contains the allegedly infringing intellectual property or enter into royalty or license agreements that may not be available on acceptable or commercially practical terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis could harm our business. In addition, revising our test to include the non-infringing technologies would require us to re-validate our test, which would be costly and time-consuming. Also, we may be unaware of pending patent applications that relate to our test. Parties making infringement claims on future issued patents may be able to obtain an injunction that would prevent us from selling our test or using technology that contains the allegedly infringing intellectual property, which could harm our business.

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

We also face competition from many companies that offer products or have conducted research to profile genes, gene expression or protein expression in breast cancer, including Celera Genomics, a business segment of Applera Corporation, and Clarient Diagnostic Services as well as Agendia B.V. and other private companies. Commercial laboratories with strong distribution networks for diagnostic tests, such as Genzyme Corporation, Laboratory Corporation of America Holdings and Quest Diagnostics Incorporated, may become competitors. Other potential competitors include companies that develop diagnostic tests such as Bayer Diagnostics, a division of Siemens AG, Roche Diagnostics, a division of F. Hoffmann-La Roche Ltd, and Veridex LLC, a Johnson & Johnson company, as well as other companies and academic and research institutions. Our competitors may invent and commercialize technology platforms that compete with ours. In addition, in December 2005, the federal government allocated a significant amount of funding to The Cancer Genome Atlas, a project aimed at developing a comprehensive catalog of the genetic mutations and other genomic changes that occur in cancers and maintaining the information in a free public database. As more information regarding cancer genomics becomes available to the public, we anticipate that more products aimed at identifying targeted treatment options will be developed and these products may compete with ours. In addition, competitors may develop their own versions of our test in countries where we did not apply for patents or where our patents have not issued and compete with us in those countries, including encouraging the use of their test by physicians or patients in other countries.

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

We rely on and expect to continue to rely on clinical collaborators to perform a substantial portion of our clinical trial functions. If any of our collaborators were to breach or terminate its agreement with us or otherwise fail to conduct its collaborative activities successfully and in a timely manner, the research, development or commercialization of the products contemplated by the collaboration could be delayed or terminated. If any of our collaboration agreements are terminated, or if we are unable to renew those collaborations on acceptable terms, we would be required to seek alternative collaborations. We may not be able to negotiate additional collaborations on acceptable terms, if at all, and these collaborations may not be successful.

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

We do not have redundant laboratory facilities. We perform all of our diagnostic testing in our laboratory located in Redwood City, California. Redwood City is situated on or near earthquake fault lines. Our facility and the equipment we use to perform our tests would be costly to replace and could require substantial lead time to repair or replace. The facility may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding and power outages, which may render it difficult or impossible for us to perform our tests for some period of time. The inability to perform our tests or the backlog of tests that could develop if our facility is inoperable for even a short period of time may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

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

Healthcare policy has been a subject of extensive discussion in the executive and legislative branches of the federal and many state governments. We developed our commercialization strategy for Oncotype DX based on existing healthcare policies. Changes in healthcare policy, such as changes in the FDA regulatory policy for LDT’s, the creation of broad limits for diagnostic products in general or requirements that Medicare patients pay for portions of clinical laboratory tests or services received, could substantially interrupt the sales of Oncotype DX, increase costs and divert management’s attention. For example, in 1989, the U.S. Congress passed federal self-referral prohibitions commonly known as the Stark Law, significantly restricting, regulating and changing laboratories’ relationships with physicians. We cannot predict what changes, if any, will be proposed or adopted or the effect that such proposals or adoption may have on our business, financial condition and results of operations.

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

If we were sued for product liability or professional liability, we could face substantial liabilities that exceed our resources.

The marketing, sale and use of our test could lead to the filing of product liability claims if someone were to allege that our test failed to perform as it was designed. We may also be subject to liability for errors in the information we provide to customers or for a misunderstanding of, or inappropriate reliance upon, the information we provide. For example, physicians sometimes order Oncotype DX for patients who do not have the same specific clinical attributes indicated on the Oncotype DX report form as those for which the test provides clinical experience information from validation studies. It is our practice to offer medical consultation to physicians ordering Oncotype

DX for such patients, including N+ patients, ER- patients, or male breast cancer patients. A product liability or professional liability claim could result in substantial damages and be costly and time consuming for us to defend. Although we believe that our existing product and professional liability insurance is adequate, we cannot assure you that our insurance would fully protect us from the financial impact of defending against product liability or professional liability claims. Any product liability or professional liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any product liability lawsuit could cause injury to our reputation, result in the recall of our products, or cause current collaborators to terminate existing agreements and potential collaborators to seek other partners, any of which could impact our results of operations.

If we use biological and hazardous materials in a manner that causes injury, we could be liable for damages.

Our activities currently require the controlled use of potentially harmful biological materials, hazardous materials and chemicals and may in the future require the use of radioactive compounds. We cannot eliminate the risk of accidental contamination or injury to employees or third parties from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our resources or any applicable insurance coverage we may have. Additionally, we are subject on an ongoing basis to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations may be significant and could negatively affect our operating results.

Our dependence on distributors for foreign sales of Oncotype DX could limit or prevent us from selling our test in foreign markets and from realizing long-term international revenue growth.

International sales as a percentage of net revenues are expected to remain modest in the near term as we focus our efforts on the sale of Oncotype DX in the United States. We have established exclusive distribution networks for Oncotype DX in Israel, Japan and the United Kingdom, and may enter into other similar arrangements in other countries in the future. Over the long term, we intend to grow our business internationally, and to do so we will need to attract additional distributors to expand the territories in which we sell Oncotype DX. Distributors may not commit the necessary resources to market and sell Oncotype DX to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to locate distributors in particular geographic areas, we may not realize long-term international revenue growth. Regulatory requirements in foreign markets may also impact our ability to realize long-term international revenue growth.

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

At December 31, 2007, we occupied approximately 96,000 square feet of laboratory and office space in Redwood City, California under operating leases that expire in February 2012. We believe that these facilities are adequate to meet our business requirements for the near-term and that additional space, when needed, will be available on commercially reasonable terms.

ITEM 3.	Legal Proceedings.

We were not a party to any legal proceedings, other than immaterial proceedings in the ordinary course of our business, at December 31, 2007, or at the date of this report.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

Executive Officers

The names of our executive officers and their ages as of March 1, 2008, are as follows:

Name	Age	Position

Randal W. Scott, Ph.D.	50	Chief Executive Officer and Chairman of the Board
Kimberly J. Popovits	49	President, Chief Operating Officer and Director
G. Bradley Cole	52	Executive Vice President, Operations and Chief Financial Officer; Secretary
Steven Shak, M.D.	57	Chief Medical Officer
Joffre B. Baker, Ph.D.	60	Chief Scientific Officer

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

G. Bradley Cole has served as our Executive Vice President, Operations since January 2008, as Executive Vice President and Chief Financial Officer since July 2004 and as Secretary since February 2005. From December 1997 to May 2004, he served in various positions at Guidant Corporation, a medical device company, most recently serving as Vice President, Finance and Business Development for the Endovascular Solutions Group from January 2001 until May 2004. From July 1994 to December 1997, Mr. Cole was Vice President, Finance and Chief Financial Officer of Endovascular Technologies, Inc., a medical device company that was acquired by Guidant Corporation. From December 1988 to February 1994, he served as Vice President, Finance and Chief Financial Officer of Applied Biosystems Incorporated, a life sciences systems company. Mr. Cole holds a B.S. in Business from Biola University and an M.B.A. from San Jose State University.

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

Joffre B. Baker, Ph.D., has served as our Chief Scientific Officer since December 2000. From March 1997 to October 2000, Dr. Baker served as the Vice President for Research Discovery at Genentech. From March 1993 to October 2000, Dr. Baker oversaw Research Discovery at Genentech, which included the departments of Cardiovascular Research, Oncology, Immunology, Endocrinology, and Pathology. From July 1991 to October 1993, he served as Genentech’s Director of Cardiovascular Research. Prior to joining Genentech, Dr. Baker was a member of the faculty of the Department of Biochemistry at the University of Kansas. He holds a B.S. in Biology and Chemistry from the University of California, San Diego and a Ph.D. in Biochemistry from the University of Hawaii.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock, par value $0.0001, is traded on the NASDAQ Global Market under the symbol “GHDX.” The following table sets forth the range of high and low sales prices for our common stock for the periods indicated:

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Stock price — high	$24.68	$19.70	$22.25	$26.17
Stock price — low	$16.47	$14.80	$18.25	$19.12

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Stock price — high	$17.73	$11.82	$14.87	$24.30
Stock price — low	$9.08	$9.60	$10.83	$13.56

According to the records of our transfer agent, we had 138 stockholders of record as of February 29, 2008.

Dividends

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

Set forth below is a line graph showing the cumulative total stockholder return (change in stock price plus reinvested dividends) assuming the investment of $100 on September 29, 2005 (the day of our initial public offering) in each of our common stock, the NASDAQ Market Index and the NASDAQ Biotechnology Index for the period commencing on September 29, 2005 and ending on December 31, 2007. The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG GENOMIC HEALTH INC.,
NASDAQ MARKET AND NASDAQ BIOTECH INDEX

		December 31,	December 31,	December 31,
	September 29, 2005	2005	2006	2007

Genomic Health, Inc.	$100.00	$77.53	$158.30	$192.68
NASDAQ Market Index	$100.00	$102.82	$113.47	$124.76
NASDAQ Biotechnology Index	$100.00	$103.65	$102.75	$103.93

ITEM 6.	Selected Financial Data.

The following selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. The selected consolidated balance sheets data at December 31, 2007 and 2006 and the selected consolidated statements of operations data for each year ended December 31, 2007, 2006 and 2005 have been derived from our audited consolidated financial statements that are included elsewhere in this report. The selected consolidated balance sheets data at December 31, 2005, 2004 and 2003 and the selected consolidated statements of operations data for each year ended December 31, 2004 and 2003 have been derived from our audited consolidated financial statements not included in this report. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except share and per share data)

Consolidated Statements of Operations Data:
Revenues:
Product revenues	$62,745	$27,006	$4,823	$227	$—
Contract revenues	1,282	2,168	379	100	125

Total revenues	64,027	29,174	5,202	327	125
Operating expenses(1):
Cost of product revenues	17,331	9,908	6,249	1,828	—
Research and development	22,053	12,841	9,465	10,040	9,069
Selling and marketing	36,456	24,625	15,348	9,856	2,805
General and administrative	17,849	12,765	6,485	3,869	3,686

Total operating expenses	93,689	60,139	37,547	25,593	15,560

Loss from operations	(29,662)	(30,965)	(32,345)	(25,266)	(15,435)
Interest and other income, net	2,370	2,045	984	271	185

Net loss	$(27,292)	$(28,920)	$(31,361)	$(24,995)	$(15,250)

Basic and diluted net loss per share	$(1.02)	$(1.18)	$(4.15)	$(13.82)	$(12.43)

Weighted-average shares used in computing basic and diluted net loss per share	26,759,798	24,508,845	7,557,106	1,808,022	1,226,444

(1)	Includes non-cash charges for employee stock-based compensation expense as follows:

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Cost of product revenues	$375	$167	$53	$5	$—
Research and development	1,882	821	323	42	—
Selling and marketing	1,876	779	274	38	—
General and administrative	2,152	1,137	426	106	—

	$6,285	$2,904	$1,076	$191	$—

On January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123R, Share-based Payment, using the modified prospective method. Prior to 2006, stock-based compensation was recognized in accordance with Accounting Principles Board Opinion No. 25.

	At December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$68,360	$44,215	$69,527	$38,275	$11,062
Working capital	63,948	37,516	65,801	36,771	10,046
Total assets	87,929	58,024	75,799	41,538	13,096
Notes payable, short-term	2,687	2,547	1,052	—	161
Notes payable, long-term	2,039	4,726	2,621	—	—
Convertible preferred stock	—	—	—	103,212	51,064
Accumulated deficit	(152,395)	(125,103)	(96,183)	(64,822)	(39,827)
Total stockholders’ equity (deficit)	71,166	41,829	67,517	(64,154)	(39,547)

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included in Item 8 of this report. Historical results are not necessarily indicative of future results.

Business Overview

We are a life science company focused on the development and commercialization of genomic-based clinical diagnostic tests for cancer that allow physicians and patients to make individualized treatment decisions. Our diagnostic test, Oncotype DX, is used for early stage breast cancer patients to predict the likelihood of cancer recurrence and the likelihood of chemotherapy benefit. All tumor samples are sent to our laboratory in Redwood City, California for analysis. Upon generation and delivery of a Recurrence Score report to the physician, we generally bill third-party payors for Oncotype DX. Effective June 1, 2007, we increased the list price of our test from $3,460 to $3,650.

We have experienced a significant increase in demand for Oncotype DX since the test was launched in January 2004. For the year ended December 31, 2007, more than 24,450 test reports were delivered for use in treatment planning, compared to more than 14,500 and more than 7,000 tests delivered for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2007, more than 46,500 tests had been delivered for use in treatment planning by more than 7,000 physicians. We believe this increased demand resulted from the continued publication of peer-reviewed articles on studies we sponsored, conducted or collaborated on that support the use and reimbursement of Oncotype DX, clinical presentations at major symposia, inclusion of Oncotype DX in clinical practice guidelines, and the expansion of our domestic field sales organization. However, this increased demand is not necessarily indicative of future growth rates, and we cannot assure you that this level of increased demand can be sustained or that future appearances or presentations at medical conferences, publication of articles or increases in sales personnel will have similar impact on demand for Oncotype DX. We believe that each year we may experience slower growth in demand for our test in the second and third calendar quarters, which may be attributed to physicians, surgeons and patients scheduling vacations during this time.

Substantially all of our tests to date have been delivered to physicians in the United States. One payor, Medicare, as administered by National Heritage Insurance Company, or NHIC, accounted for approximately 23% and 47% of our product revenues for the years ended December 31, 2007 and 2006, respectively. Another payor, United HealthCare Insurance Company, accounted for approximately 13% of our product revenues in 2007. As of December 31, 2007, our laboratory had the capacity to process up to 11,000 tests per quarter. We believe that with additional equipment and personnel, the capacity of our existing facility can be significantly increased in the future.

Since our inception, we have generated significant net losses. As of December 31, 2007, we had an accumulated deficit of $152.4 million. We incurred net losses of $27.3 million, $28.9 million and $31.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. We expect our net losses to continue for at least the next year. We anticipate that a substantial portion of our capital resources and efforts over the next several years will be focused on research and development, both to develop additional tests for breast cancer and to develop tests for colon and other cancers, to scale up our commercial organization, and for other general corporate purposes. Our financial results will be limited by a number of factors, including establishment of coverage policies by third-party insurers and government payors, our ability in the short term to collect from payors, which often requires that we pursue a case-by-case manual appeals process, and our ability to recognize revenues on an accrual basis as tests are performed and reports are delivered. Unless a contract or policy is in place with a payor at the time of billing and collectibility from that payor is reasonably assured, we recognize revenue when cash is received. We do not expect to recognize the majority of revenues from our current customers on an accrual basis until the end of 2008 or later.

Adoption and Reimbursement

In December 2007, the National Comprehensive Cancer Network, or NCCN, included the use of Oncotype DX to set treatment planning in its 2008 breast cancer treatment guidelines. In October 2007, the American Society of Clinical Oncologists, or ASCO, issued updated clinical practice guidelines that include the use of Oncotype DX to predict the likelihood of disease recurrence and the likelihood of chemotherapy benefit for node negative, or N−, estrogen receptor positive, or ER+, early stage breast cancer patients. In July 2007, the Blue Cross and Blue Shield Association Technology Evaluation Center concluded that the use of Oncotype DX to inform decision making about adjuvant chemotherapy meets its criteria for women with N−, ER+ tumors who have been treated with tamoxifen. In addition to the inclusion of Oncotype DX in these clinical treatment guidelines, we believe the key factors that will drive broader adoption of Oncotype DX will be acceptance by healthcare providers of its clinical benefits, demonstration of the cost-effectiveness of using our test, expanded reimbursement by third-party payors, and increased marketing and sales efforts.

As of December 31, 2007, Cigna HealthCare, Humana, Inc., Health Net, Inc., United HealthCare Insurance Company, Aetna, Inc., Kaiser Foundation Health Plan, Inc. and NHIC had issued positive coverage determinations for Oncotype DX. WellPoint, Inc., a leading health benefits provider, adopted a policy covering Oncotype DX with certain restrictions. In January 2008, Medi-Cal, our first Medicaid payor, established a policy covering our test. In addition, a number of regional payors, including many regional Blue Cross and Blue Shield providers, have issued policies supporting reimbursement for Oncotype DX. As of February 2008, more than 70% of all U.S. insured lives were covered by health plans that provide reimbursement for Oncotype DX through contracts, agreements and policy decisions.

In late 2007, The Centers for Medicare and Medicaid Services, or CMS, announced that Palmetto Government Benefits Administrators, or Palmetto, will be replacing NHIC as the Medicare administrative contractor with jurisdiction over claims submitted by us to Medicare. Medicare claims processing responsibility will transition from NHIC to Palmetto over the next several months with Palmetto expected to assume full responsibility by the summer of 2008. It is possible that Palmetto will adopt different coverage or payment policies from those of NHIC, and its policies may not include reimbursement for Oncotype DX or may provide for reimbursement on different terms than are presently in effect.

Product Pipeline

We are conducting studies with the goal of expanding the clinical utility of Oncotype DX in breast cancer. In February 2008, we introduced quantitative gene expression reporting for ER and PR with the Oncotype DX Recurrence Score report to provide better information for improved treatment decision-making. We are also conducting studies using Oncotype DX in N−, ER+ patients who were treated with an aromatase inhibitor. At the June 2007 ASCO meeting, we presented a study suggesting that Oncotype DX Recurrence Score results provide accurate recurrence risk information for patients with ER+ breast cancer, regardless of whether they were N- or N+. At the December 2007 SABCS, we presented results from a second study suggesting that Oncotype DX may be useful in predicting survival without disease recurrence and the benefit of chemotherapy for N+ patients, in addition to those with N−, ER+ breast cancer. We currently provide Oncotype DX for N+ patients through a medical consultation. We also plan to investigate the utility of Oncotype DX in patients with DCIS, a pre-invasive form of breast cancer.

Most of our existing reimbursement coverage is specifically for women with early stage N−, ER+ breast cancer. We may not be able to obtain reimbursement coverage for Oncotype DX for post menopausal female breast cancer patients who are N+, ER+ patients that is similar to the coverage we have obtained for early stage N−, ER+ patients.

We continue to conduct research and development studies in a variety of cancers other than breast cancer. For example, we have now identified multiple genes that have been observed to be statistically significantly correlated to clinical outcome in colon cancer. We expect to conduct analytical validation work with the final gene set and algorithm and a clinical validation study in 2008. In addition, we entered into a collaboration with Pfizer for the development of a genomic test to estimate the risk of recurrence following surgery for patients with Stage I-III renal carcinoma, clear cell type, which is the most common type of kidney cancer in adults.

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

Revenue Recognition

We generally bill third-party payors for Oncotype DX upon generation and delivery of a Recurrence Score report to the physician. As such, we take assignment of benefits and the risk of collection with the third-party payor. We usually bill the patient directly for amounts owed after multiple requests for payment have been denied or only partially paid by the insurance carrier. As a relatively new test, Oncotype DX may be considered investigational by some payors and not covered under their reimbursement policies. Consequently, we pursue case-by-case reimbursement where policies are not in place.

Our product revenues for tests performed are recognized when the following revenue recognition criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Criterion (1) is satisfied when we have an agreement or contract with the payor in place, or when the payor has issued a policy addressing reimbursement for our Oncotype DX test. Criterion (2) is satisfied when we perform the test and generate and deliver a Recurrence Score report to the physician. Determination of criteria (3) and (4) is based on management’s judgments regarding the nature of the fee charged for products or services delivered, contractual agreements entered into, and the collectibility of those fees under any contract or agreement. When evaluating collectibility, we consider whether we can reliably estimate a payor’s individual payment patterns. Based upon at least several months of payment history, we review the number of tests paid against the number of tests billed and the payor’s outstanding balance for unpaid tests to determine whether payments are being made at a consistently high percentage of tests billed and at appropriate amounts given the contracted payment amount. Product revenues where all criteria set forth above are not met are recognized when cash is received from the payor.

Product revenues for Oncotype DX, from its commercial launch in January 2004 through December 31, 2007, have largely been recognized on a cash basis due to a limited number of contracts or agreements with third-party payors and limited collections experience. Beginning in the fourth quarter of 2005 and continuing through 2007, we recognized a portion of product revenue from third-party payors, including some private payors and Medicare, on an accrual basis when the criteria described in the preceding paragraph were satisfied.

Contract revenues are generally derived from studies conducted with biopharmaceutical and pharmaceutical companies and are recognized on a contract-specific basis. Under certain contracts, our input, measured in terms of full-time equivalent level of effort or running a set of assays through our laboratory under a contractual protocol, triggers payment obligations and revenues are recognized as costs are incurred or assays are processed. Certain contracts have payment obligations that are triggered as milestones are complete, such as completion of a successful set of experiments. In these cases, revenues are recognized when the milestones are achieved under contracts that satisfy our other revenue recognition criteria.

Allowance for Doubtful Accounts

In late 2006 we began accruing an allowance for doubtful accounts against our accounts receivable consistent with historical payment experience. Bad debt expense is included in general and administrative expense on our consolidated statements of operations. Accounts receivable are written off against the allowance when the appeals process is exhausted, when an unfavorable coverage decision is received, or when there is other substantive evidence that the account will not be paid. As of December 31, 2007 and 2006, our allowance for doubtful accounts was $133,000 and $510,000, respectively. Write-offs for doubtful accounts of $261,000 were recorded against the allowance during the year ended December 31, 2007; no write-offs were recorded against the allowance during the year ended December 31, 2006. Changes in our estimate of allowance for doubtful accounts resulted in a $115,000 credit to bad debt expense for the year ended December 31, 2007. Bad debt expense was $510,000 for the year ended December 31, 2006. No bad debt expense was recorded for the year ended December 31, 2005 because the vast majority of revenues were recorded on a cash basis.

Stock-based Compensation Expense

Through December 31, 2005, we accounted for stock-based payment transactions under Accounting Principles Board Opinion No. 25, or APB 25. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, or SFAS 123R. SFAS 123R addresses the accounting for stock-based payment transactions whereby an entity receives employee services in exchange for equity instruments, including stock options. SFAS 123R eliminates the ability to account for stock-based payment transactions using the intrinsic value method under APB 25, and instead requires that such transactions be accounted for using a fair-value based method. The application of SFAS 123R requires significant judgment and the use of estimates, particularly surrounding assumptions used in determining fair value. We use the Black-Scholes valuation method, which requires the use of estimates such as stock price volatility and expected options lives, as well as expected option forfeiture rates, to value stock-based compensation. We have limited historical evidence with respect to developing these assumptions. Our common stock has been publicly traded for less than three years, so our expected volatility is based primarily on comparable peer data. The expected life of options granted is estimated based on historical option exercise data and assumptions related to unsettled options.

We elected the modified prospective transition method as permitted under SFAS 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation expense resulting from the adoption of SFAS 123R represents expense related to stock options granted on or after January 1, 2006, as well as stock options granted prior to, but not yet vested as of January 1, 2006. As of December 31, 2007, total unrecognized compensation expense related to unvested stock options, net of estimated forfeitures, was $22.6 million. We expect to recognize this expense over a weighted-average period of 42 months.

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

Under one of our collaboration agreements, we make fixed annual payments resulting from the commercial launch of Oncotype DX. The expense related to these payments is recorded as license fee expense. We recognize the accrued liability and related expense ratably over the year before the relevant payment is made. If at any time we discontinue the sale of commercial products or services resulting from the collaboration, including Oncotype DX, no future milestone payments will be payable and we will have no further obligation under the agreement.

Results of Operations

Years Ended December 31, 2007 and 2006

We recorded net loss for the years ended December 31, 2007 and 2006 of $27.3 million and $28.9 million, respectively. On a basic and diluted per share basis, net loss was $1.02 and $1.18 for the years ended December 31, 2007 and 2006, respectively.

Revenues

We derive our revenues from product sales and contract research arrangements. We operate in one industry segment. Our product revenues are derived solely from the sale of our Oncotype DX test. Payors are billed upon generation and delivery of a Recurrence Score report to the physician. Product revenues are recorded on a cash basis unless a contract or policy is in place with the payor at the time of billing and collectibility is reasonably assured. Contract revenues are derived from studies conducted with biopharmaceutical and pharmaceutical companies and are recorded as contractual obligations are completed.

Total revenues were $64.0 million and $29.2 million for the years ended December 31, 2007 and 2006, respectively. Product revenues from Oncotype DX were $62.7 million and $27.0 million for the years ended December 31, 2007 and 2006, respectively. The increase in product revenues resulted from increased adoption, reflected by a 61% increase in test volume year over year, and expanded reimbursement coverage, resulting in an increase in the amount paid per test. As in prior periods, the majority of product revenues were recognized upon cash collection as payments were received. Approximately $23.0 million, or 37%, of product revenue for the year ended December 31, 2007 was recorded on an accrual basis, reflecting established payment patterns from payors with coverage policies in place, compared to $10.8 million, or 40%, of product revenue for the year ended December 31, 2006.

Product revenue from Medicare for the year ended December 31, 2007 was $14.3 million, or 23% of product revenue compared to $12.7 million, or 47%, for the year ended December 31, 2006. Medicare revenue for the year ended December 31, 2006 included the receipt of $4.7 million in payments for services provided to Medicare patients prior to Medicare’s February 27, 2006 effective coverage date for Oncotype DX.

Contract revenues were $1.3 million and $2.2 million for the years ended December 31, 2007 and 2006, respectively. Contract revenues represented studies assessing our gene expression technology or collaborative work in gene selection and protocol design with our pharmaceutical partners. The decrease in contract revenues was due to project timing for our collaboration with Aventis and the Eastern Cooperative Oncology Group, partially offset by an increase in revenue from our ongoing work with Bristol-Myers Squibb and ImClone Systems.

Cost of Product Revenues

Cost of product revenues represents the cost of materials, direct labor, equipment and infrastructure expenses associated with processing tissue samples (including histopathology, anatomical pathology, paraffin extraction, RT-PCR and quality control analyses), shipping charges to transport tissue samples and license fees. Infrastructure expenses include allocated facility occupancy and information technology costs. Costs associated with performing our test are recorded as tests are processed. Costs recorded for tissue sample processing and shipping charges represent the cost of all the tests processed during the period regardless of whether revenue was recognized with respect to that test. License fees for royalties due on product revenues and contractual obligations are recorded in cost of product revenues at the time product revenues are recognized or in accordance with other contractual obligations. License fees represent a significant component of our cost of product revenues and are expected to remain so for the foreseeable future.

For the year ended December 31, 2007, cost of product revenues was $17.3 million for Oncotype DX, consisting of tissue sample processing costs of $10.7 million, license fees of $4.9 million and shipping charges of $1.7 million. For the year ended December 31, 2006, cost of product revenues was $9.9 million, consisting of tissue sample processing costs of $6.7 million, license fees of $2.2 million and shipping charges of $928,000. Test volume increased 61% year over year, driving the $4.0 million, or 60%, increase in tissue processing costs. The increase in tissue sampling costs for 2007 also reflected higher infrastructure expenses related to facilities expansion and improvements. The $2.7 million increase in license fees included higher royalties due to an increase of $35.7 million, or 130%, in product revenues recognized. The $758,000 increase in shipping charges reflected increased test volume and higher international shipping costs.

Research and Development Expenses

Research and development expenses represent costs incurred to develop our technology and to carry out our clinical studies to validate our multi-gene tests and include personnel-related expenses, infrastructure expenses, including allocated facility occupancy and information technology costs, contract services, and other outside costs. Research and development expenses also include costs related to activities performed under contracts with biopharmaceutical and pharmaceutical companies. We charge all research and development expenses to operations as they are incurred.

All potential future product programs outside of breast and colon cancer are in the research or early development phase. The expected time frame in which a test for one of these other cancers can be brought to market is uncertain given the technical challenges and clinical variables that exist between different types of cancers. We do not record or maintain information regarding costs incurred in research and development on a program or project specific basis, including activities performed under contracts with biopharmaceutical and pharmaceutical companies. Our research and development staff and associated infrastructure resources are deployed across several programs. Many of our costs are thus not attributable to individual programs. As a result, we are unable to determine the duration and completion costs of our research and development programs or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product.

Research and development expenses increased to $22.1 million for the year ended December 31, 2007 from $12.8 million for the year ended December 31, 2006. The $9.3 million increase in research and development expenses was primarily due to a $6.3 million increase in personnel-related expenses, a $1.6 million increase in infrastructure expenses, including facilities expansion and improvements, a $936,000 increase in costs incurred for reagents and lab supplies and a $340,000 increase in travel-related expenses, partially offset by a $166,000 decrease in collaboration expense related to timing of projects. We expect that our research and development expenses will increase as we increase investment in our product pipeline for a variety of cancers, including cancers other than breast and colon.

Selling and Marketing Expenses

Our selling and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses associated with Oncotype DX, and infrastructure expenses, including allocated facility occupancy and information technology costs. These expenses include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding our genomic technologies, how our Oncotype DX test was developed and validated and the value of the quantitative information that Oncotype DX provides. Selling and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation and dissemination of our scientific and economic publications related to Oncotype DX.

Selling and marketing expenses increased to $36.5 million for the year ended December 31, 2007 from $24.6 million for the year ended December 31, 2006. The $11.9 million increase in selling and marketing expenses was due to a $7.0 million increase in personnel-related expenses, due mostly to the expansion of our domestic field sales and support organization, $2.4 million in higher travel-related expenses primarily associated with field personnel, a $1.5 million increase in promotional field and marketing expense and a $1.0 million increase in infrastructure expenses, including facilities expansion and improvements. Of the $7.0 million increase in personnel-related expenses, $6.9 million was attributable to an increase in the number of selling and marketing personnel. The average cost per employee remained constant year over year. We expect that selling and marketing expenses will continue to increase in future periods as we expand our marketing and sales programs, including ongoing physician and patient education programs.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel-related expenses, legal costs, including intellectual property defense and prosecution costs, advisory and auditing expenses, billing and collection costs, bad debt expense, and other professional and administrative costs, and related infrastructure expenses, including allocated facility occupancy and information technology costs.

General and administrative expenses increased to $17.8 million for the year ended December 31, 2007 from $12.8 million for the year ended December 31, 2006. The $5.0 million increase in general and administrative expenses included a $2.5 million increase in personnel-related expense due primarily to an increase in headcount year over year, $966,000 in higher billing and collection fees paid to third-party billing and collection vendors, a $612,000 increase in infrastructure expenses, including facilities expansion and improvements, a $436,000 increase in advocacy and industry relations expenses, a $406,000 increase in legal fees, a $216,000 increase in travel-related expenses and a $163,000 increase in costs for third-party service providers related to being a public company, including investor relations. These increases were partially offset by a decrease in bad debt expense due to changes in our estimate of our allowance for doubtful accounts which resulted in a $115,000 credit to bad debt expense for the year ended December 31, 2007. We expect general and administrative expenses to continue to increase as we spend more on fees for billing and collections due to revenue growth and continue to incur costs associated with regulatory matters and other expenses associated with the growth of our business.

Interest and Other Income

Interest and other income was $3.0 million for the year ended December 31, 2007 compared to $2.5 million for the year ended December 31, 2006. The increase was due to increased interest income from higher average short-term investment balances resulting from our investment of a large portion of the cash proceeds from our May 2007 public offering of common stock and higher market yields.

Interest Expense

Interest expense was $678,000 for the year ended December 31, 2007 compared to $446,000 for the year ended December 31, 2006, reflecting interest expense incurred on our equipment financing line established at the end of March 2005 under which draws have been made and interest expense has been incurred.

Years Ended December 31, 2006 and 2005

We recorded net loss for the years ended December 31, 2006 and 2005 of $28.9 million and $31.4 million, respectively. On a basic and diluted per share basis, net loss was $1.18 and $4.15 for the years ended December 31, 2006 and 2005, respectively. The decrease in net loss per basic and diluted share was primarily due to an increase in weighted-average shares outstanding related to our initial public offering of common stock which closed on October 4, 2005.

Revenues

Total revenues were $29.2 million and $5.2 million for the years ended December 31, 2006 and 2005, respectively. Product revenues from Oncotype DX were $27.0 million and $4.8 million for the years ended December 31, 2006 and 2005, respectively. Approximately $10.8 million, or 40%, of product revenue for the year ended December 31, 2006 was recorded on an accrual basis compared to $314,000, or 7%, for the year ended December 31, 2005. The majority of product revenue was recognized upon cash collection as payments were received.

Product revenue from Medicare was $12.7 million, representing 47% of total product revenue for the year ended December 31, 2006; we had no product revenue from Medicare in 2005. This increase was a result of the February 27, 2006 effective coverage date for Medicare patients and the receipt of payments for tests provided to Medicare patients prior to the effective coverage date.

Contract revenues were $2.2 million and $379,000 for the years ended December 31, 2006 and 2005, respectively. The increase in contract revenues reflected the initiation of the collaboration with Aventis, Inc., and the Eastern Cooperative Oncology Group as well as our ongoing work with Bristol-Myers Squibb and ImClone Systems.

Cost of Product Revenues

For the year ended December 31, 2006, cost of product revenues was $9.9 million for Oncotype DX, consisting of tissue sample processing costs of $6.8 million, license fees of $2.2 million and shipping charges of $928,000. For the year ended December 31, 2005, cost of product revenues was $6.2 million, consisting of tissue sample processing costs of $4.9 million, license fees of $786,000 and shipping charges of $536,000. Test volume for the year ended December 31, 2006 more than doubled over the prior year, resulting in a decrease in the cost per test delivered.

Research and Development Expenses

Research and development expenses increased to $12.8 million for the year ended December 31, 2006 from $9.5 million for the year ended December 31, 2005. The increase in research and development expenses was primarily due to a $1.7 million increase in personnel-related expenses, a $1.2 million increase in collaboration expense and a $595,000 increase in infrastructure expenses.

Selling and Marketing Expenses

Selling and marketing expenses increased to $24.6 million for the year ended December 31, 2006 from $15.3 million for the year ended December 31, 2005. The $9.3 million increase in selling and marketing expenses was primarily due to a $4.9 million increase in personnel-related expenses, a $2.7 million increase in promotional field and marketing expense, $944,000 in higher travel-related expenses associated with field personnel and a $698,000 increase in infrastructure expenses. We expanded our domestic field sales force to support Oncotype DX in the second half of 2006.

General and Administrative Expenses

General and administrative expenses increased to $12.8 million for the year ended December 31, 2006 from $6.5 million for the year ended December 31, 2005. The $6.3 million increase in general and administrative expenses included a $2.1 million increase in personnel-related expenses, $1.2 million in higher billing and collection fees paid to third-party billing and collection vendors, an increase of $1.1 million in legal and accounting fees, an increase of $633,000 in infrastructure expenses, an increase of $510,000 in expense to establish a bad debt reserve against accounts receivable, an increase of $310,000 in insurance-related expense and an increase of $293,000 in costs for third-party service providers related to being a public company, including investor relations.

Interest and Other Income

Interest and other income was $2.5 million for the year ended December 31, 2006 compared to $1.2 million for the year ended December 31, 2005, The $1.3 million increase was due to increased interest income from higher average cash balances and higher market yields.

Interest Expense

Interest expense was $446,000 for the year ended December 31, 2006 compared to $258,000 for year ended December 31, 2005. The $188,000 increase was related to higher borrowings on our equipment financing line established at the end of March 2005, under which draws have been made and interest expense has been incurred.

Liquidity and Capital Resources

Since our inception in August 2000, we have incurred significant losses and, as of December 31, 2007, we had an accumulated deficit of approximately $152.4 million. We have not yet achieved profitability and anticipate that we will continue to incur net losses for at least the next year. We expect that our research and development, selling and marketing and general and administrative expenses will continue to increase and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability.

	2007	2006	2005
	(In thousands)

As of December 31:
Cash, cash equivalents and short-term investments	$68,360	$44,215	$69,527
Working capital	63,948	37,516	65,801
For the year ended December 31:
Cash provided by (used in):
Operating activities	(18,706)	(20,733)	(27,601)
Investing activities	(4,744)	13,041	(54,218)
Financing activities	47,688	3,779	62,383
Capital expenditures (included in investing activities above)	(4,881)	(8,424)	(2,972)

Sources of Liquidity

At December 31, 2007, we had cash, cash equivalents and short-term investments of $68.4 million. Our cash and short-term investments are held in a variety of interest-bearing instruments including money market accounts, obligations of U.S. Government agencies and government-sponsored entities, high-grade corporate bonds and commercial paper. In accordance with our investment policy, available cash is invested in short-term, low-risk, investment-grade debt instruments.

Historically we have financed our operations primarily through sales of our equity securities and cash received from customers. In October 2005, we completed an initial public offering and a concurrent private placement of our common stock, resulting in net proceeds of $58.5 million. In May 2007, we completed a public offering of our common stock, resulting in net proceeds of $49.7 million. Purchases of equipment and leasehold improvements have been partially financed through capital equipment financing arrangements. At December 31, 2007 and 2006, we had notes payable under these equipment financing arrangements of $4.7 million and $7.3 million, respectively.

Cash Flows

Net cash used in operating activities was $18.7 million, $20.7 million and $27.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. Net cash used in operating activities includes net loss adjusted for certain non-cash items and changes in assets and liabilities. The $2.0 million decrease in net cash used in operating activities from 2006 to 2007 was primarily due to a $6.4 million decrease in net loss excluding depreciation and stock-based compensation expense and a $489,000 decrease in net cash used related to increases in accrued expenses and other liabilities, partially offset by a $3.1 million increase in net cash used related to increases in accounts receivable, prepaid expenses and other assets and a $1.7 million increase in cash used due to a decrease in accounts payable. The $6.9 million decrease in net cash used in operating activities from 2006 to 2005 was primarily due to a $5.4 million decrease in net loss excluding depreciation and stock-based compensation expense, a $2.2 million decrease in net cash used related to increases in accounts payable, accrued expenses and other liabilities and a $523,000 decrease in net cash used due to a decrease in prepaid expenses and other assets, partially offset by a $1.2 million increase in net cash used due to an increase in accounts receivable.

Net cash used in investing activities was $4.7 million for the year ended December 31, 2007, compared to net cash provided by investing activities of $13.0 million for the year ended December 31, 2006 and net cash used in investing activities of $54.2 million for the year ended December 31, 2005. Our investing activities have consisted predominately of purchases and maturities of marketable securities and capital expenditures. The $17.7 million increase in net cash used in investing activities from 2006 to 2007 was due to a $21.3 million increase in net purchases of short-term investments as we invested a portion of the cash proceeds from our May 2007 public offering of common stock, partially offset by a $3.5 million decrease in capital expenditures for facility expansion and improvements. The $67.2 million increase in net cash provided by investing activities from 2005 to 2006 was due primarily to a $72.1 million increase in net maturities of short-term investments, the majority of which were purchased with the cash proceeds of our October 2005 initial public offering, partially offset by a $5.5 million increase in capital expenditures for facility expansion and improvements.

Net cash provided by financing activities was $47.7 million, $3.8 million and $62.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. Our financing activities include sales of our equity securities and capital equipment financing arrangements. The $43.9 million increase in net cash provided by financing activities from 2006 to 2007 includes net proceeds of $49.7 million from our May 2007 public offering of common stock, partially offset by a $6.1 million decrease in cash provided by capital equipment financing. The $58.6 million decrease in net cash provided by financing activities from 2006 to 2005 reflects the impact of net proceeds of $58.5 million from our October 2005 initial public offering.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2007 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
			(In thousands)

Notes payable obligations	$5,245	$3,073	$2,172	$—	$—
Non-cancelable operating lease obligations	6,515	1,348	3,154	2,013	—

Total	$11,760	$4,421	$5,326	$2,013	$—

Our notes payable obligations are for principal and interest payments on capital equipment financing. In March 2005, we entered into an arrangement to finance the acquisition of laboratory equipment, computer hardware and software, leasehold improvements and office equipment. In connection with this arrangement, we granted the lender a security interest in the assets purchased with these borrowings. Beginning in April 2006, we could prepay all, but not part, of any amounts owing under the arrangement so long as we also paid a 6% premium on the remaining outstanding principal balance. This premium was reduced to 5% in April 2007 and will be reduced to 4% in April 2008. As of December 31, 2007, the outstanding principal balance under this arrangement was $4.7 million at annual interest rates ranging from 10.23% to 11.30%, depending upon the applicable note.

Our non-cancelable operating lease obligations are for laboratory and office space. In September 2005, we entered into a non-cancelable lease for 48,000 square feet of laboratory and office space in Redwood City, California. In January 2007, we entered into a non-cancelable lease for an additional 48,000 square feet of laboratory and office space in a nearby location. Both leases expire in February 2012.

In addition to the above, we are required to make a series of fixed annual payments under one of our collaboration agreements beginning on the date that we commercially launched Oncotype DX. For a period of seven years on each anniversary of this first payment, we are required to make additional payments in increasing amounts. The initial payment of $150,000 was made in January 2004. Payments of $150,000, $300,000 and $300,000 were made in January 2005, 2006 and 2007, respectively. We are required to make additional payments of $475,000 in each of 2008 through 2011. However, because either party may terminate the agreement upon 30 days’ prior written notice, these payments are not included in the table above.

We have also committed to make potential future payments to third parties as part of our collaboration agreements. Payments under these agreements generally become due and payable only upon achievement of specific project milestones. Because the achievement of these milestones is generally neither probable nor reasonably estimable, such commitments have not been included in the table above.

Off-Balance Sheet Activities

As of December 31, 2007, we had no material off-balance sheet arrangements other than the lease obligations and collaboration payments discussed above.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur substantial operating losses in the future and to make capital expenditures to keep pace with the expansion of our research and development programs and to scale our commercial operations. It may take years to move any one of a number of product candidates in research through development and validation to commercialization. We expect that our cash and cash equivalents will be used to fund working capital and for capital expenditures and other general corporate purposes, such as licensing technology rights, partnering arrangements for our tests outside the United States or reduction of debt obligations. We may also use cash to acquire or invest in complementary businesses, technologies, services or products. We have no current plans, agreements or commitments with respect to any such acquisition or investment, and we are not currently engaged in any negotiations with respect to any such transaction.

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

Recent Accounting Pronouncements

In June 2007, FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, or EITF 07-3. EITF 07-3 requires nonrefundable advance payments for goods or services to be used in future research and development activities to be capitalized and recognized as expense as the related goods are delivered or services are performed, or when the goods or services are no longer expected to be received. EITF 07-3 is effective for fiscal years beginning after December 15, 2007, and is to be applied prospectively for contracts entered into on or after the effective date. We do not expect the adoption of EITF 07-3 to have a material impact on our financial condition or results of operations.

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a material impact on our financial condition or results of operations.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, or FSP 157-2. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for fiscal years beginning after November 15, 2007. We have elected a partial deferral of SFAS 157 under the provisions of FSP 157-2. We do not expect the partial adoption of SFAS 157 for financial assets and financial liabilities, which is effective for us as of January 1, 2008, to have a significant impact on our financial condition or results of operations. However, the resulting fair values calculated under SFAS 157 after adoption may be different from the fair values that would have been calculated under previous guidance. We are currently evaluating the impact that SFAS 157 will have on our financial condition and results of operations when it is applied to non-financial assets and non-financial liabilities beginning January 1, 2009.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Our investment policy provides for investments in short-term, low-risk, investment-grade debt instruments. Our investments in marketable securities, which are comprised primarily of money market funds, obligations of U.S. Government agencies and government-sponsored entities, high-grade corporate bonds and commercial paper, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market rate interest rates increase.

In 2007, the U.S. economy was affected by increased defaults on consumer subprime mortgages, which caused a tightening in the credit markets and created volatility in the capital markets. In an attempt to increase liquidity and stimulate the economy, the U.S. Government has recently reduced the interest rate charged to institutional borrowers. Short term interest rates have declined into early 2008 and may fluctuate in the near term in excess of historical norms.

Our cash, cash equivalents and short-term investments totaling $68.4 million at December 31, 2007 did not include any auction preferred stock, auction rate securities or mortgage-backed investments. Based on our portfolio content and our ability to hold investments to maturity, we believe that, if market interest rates were to change immediately and uniformly by 10% from levels at December 31, 2007, the impact on the fair value of these securities or our cash flows or income would not be material.

ITEM 8.	Financial Statements and Supplementary Data.

Genomic Health, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Genomic Health, Inc.

We have audited the accompanying consolidated balance sheets of Genomic Health, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genomic Health, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 10 to the consolidated financial statements, under the heading Stock-Based Compensation, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Genomic Health, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California
March 14, 2008

GENOMIC HEALTH, INC.

Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$39,164	$14,926
Short-term investments	29,196	29,289
Accounts receivable (net of allowance for doubtful accounts; 2007 — $133, 2006 — $510)	5,089	1,862
Prepaid expenses and other current assets	3,105	1,609

Total current assets	76,554	47,686
Property and equipment, net	10,412	9,421
Restricted cash	500	500
Other assets	463	417

Total assets	$87,929	$58,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,966	$2,523
Accrued compensation	3,672	1,868
Accrued license fees	1,798	907
Accrued expenses and other current liabilities	1,948	1,474
Notes payable — current portion	2,687	2,547
Deferred revenues — current portion	337	710
Lease incentive obligations — current portion	198	141

Total current liabilities	12,606	10,170
Notes payable — long-term portion	2,039	4,726
Deferred revenues — long-term portion	671	137
Lease incentive obligations — long-term portion	629	587
Other liabilities	818	575
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding at December 31, 2007 and 2006	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 28,181,859 and 24,548,060 shares issued and outstanding at December 31, 2007 and 2006, respectively	2	2
Additional paid-in capital	223,507	166,922
Accumulated other comprehensive income	52	8
Accumulated deficit	(152,395)	(125,103)

Total stockholders’ equity	71,166	41,829

Total liabilities and stockholders’ equity	$87,929	$58,024

See accompanying notes.

GENOMIC HEALTH, INC.

Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2007	2006	2005

Revenues:
Product revenues	$62,745	$27,006	$4,823
Contract revenues	1,282	2,168	379

Total revenues	64,027	29,174	5,202
Operating expenses:
Cost of product revenues	17,331	9,908	6,249
Research and development	22,053	12,841	9,465
Selling and marketing	36,456	24,625	15,348
General and administrative	17,849	12,765	6,485

Total operating expenses	93,689	60,139	37,547

Loss from operations	(29,662)	(30,965)	(32,345)
Interest and other income	3,048	2,491	1,242
Interest expense	(678)	(446)	(258)

Net loss	$(27,292)	$(28,920)	$(31,361)

Basic and diluted net loss per share	$(1.02)	$(1.18)	$(4.15)

Shares used in computing basic and diluted net loss per share	26,759,798	24,508,845	7,557,106

See accompanying notes.

GENOMIC HEALTH, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share amounts)

							Accumulated		Total
					Additional	Deferred	Other		Stockholders’
	Convertible Preferred Stock		Common Stock		Paid-In	Stock-based	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	(Deficit)
Balance at January 1, 2005	48,480,819	$103,212	1,951,161	$—	$4,124	$(3,456)	$—	$(64,822)	$(64,154)
Issuance of common stock to employees upon exercise of stock options for cash	—	—	266,916	—	245	—	—	—	245
Issuance of common stock to consultants upon exercise of stock options for cash	—	—	5,197	—	7	—	—	—	7
Issuance of common stock for cash, net of issuance costs	—	—	5,016,722	—	53,458	—	—	—	53,458
Issuance of common stock to Incyte for cash	—	—	416,666	—	5,000	—	—	—	5,000
Conversion of preferred stock into common stock	(48,480,819)	(103,212)	16,814,319	2	103,210	—	—	—	103,212
Stock-based compensation expense related to consultant options	—	—	—	—	92	—	—	—	92
Deferred stock-based compensation	—	—	—	—	917	(917)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	1,076	—	—	1,076
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(31,361)	(31,361)
Change in unrealized loss on investments	—	—	—	—	—	—	(58)	—	(58)

Comprehensive loss									(31,419)

Balance at December 31, 2005	—	—	24,470,981	2	167,053	(3,297)	(58)	(96,183)	67,517
Deferred stock-based compensation reclassified upon adoption of SFAS 123R on January 1, 2006	—	—	—	—	(3,297)	3,297	—	—	—
Issuance of common stock to employees upon exercise of stock options for cash	—	—	74,826	—	173	—	—	—	173
Issuance of common stock to consultants upon exercise of stock options for cash	—	—	2,253	—	6	—	—	—	6
Stock-based compensation expense related to employee stock options	—	—	—	—	2,904	—	—	—	2,904
Stock-based compensation expense related to consultant stock options	—	—	—	—	83	—	—	—	83
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(28,920)	(28,920)
Change in unrealized loss on investments	—	—	—	—	—	—	66	—	66

Comprehensive loss									(28,854)

Balance at December 31, 2006	—	—	24,548,060	2	166,922	—	8	(125,103)	41,829
Issuance of common stock for cash, net of issuance costs	—	—	3,450,000	—	49,668	—	—	—	49,668
Issuance of common stock to employees upon exercise of stock options for cash	—	—	174,287	—	552	—	—	—	552
Issuance of common stock to consultants upon exercise of stock options for cash	—	—	9,512	—	15	—	—	—	15
Stock-based compensation expense related to employee stock options	—	—	—	—	6,285	—	—	—	6,285
Stock-based compensation expense related to consultant stock options	—	—	—	—	65	—	—	—	65
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(27,292)	(27,292)
Change in unrealized gain on investments	—	—	—	—	—	—	44	—	44

Comprehensive loss									(27,248)

Balance at December 31, 2007	—	$—	28,181,859	$2	$223,507	$—	$52	$(152,395)	$71,166

See accompanying notes.

GENOMIC HEALTH, INC.

Consolidated Statements of Cash Flows
(In thousands)

	December 31,
	2007	2006	2005

Operating activities
Net loss	$(27,292)	$(28,920)	$(31,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,995	2,629	1,522
Employee stock-based compensation	6,285	2,904	1,076
Non-employee stock-based compensation	65	83	92
Gain on disposal of property and equipment	—	(3)	(31)
Changes in assets and liabilities:
Accounts receivable	(3,227)	(1,548)	(314)
Employee note receivable	—	37	76
Prepaid expenses and other assets	(1,647)	(228)	(790)
Accounts payable	(557)	1,130	292
Accrued expenses and other liabilities	1,608	933	1,247
Accrued compensation	1,804	913	352
Deferred revenues	161	609	238
Lease incentive obligations	99	728	—

Net cash used in operating activities	(18,706)	(20,733)	(27,601)

Investing activities
Purchase of property and equipment	(4,881)	(8,424)	(2,972)
Purchase of short-term investments	(66,065)	(40,068)	(50,688)
Maturities of short-term investments	66,158	61,467	—
Unrealized gains (losses) on investment securities	44	66	(58)
Restricted cash	—	—	(500)

Net cash provided by (used in) investing activities	(4,744)	13,041	(54,218)

Financing activities
Proceeds from notes payable	—	4,912	4,090
Principal payments of notes payable	(2,547)	(1,312)	(417)
Net proceeds from issuance of common stock	50,235	179	58,710

Net cash provided by financing activities	47,688	3,779	62,383

Net increase (decrease) in cash and cash equivalents	24,238	(3,913)	(19,436)
Cash and cash equivalents at the beginning of period	14,926	18,839	38,275

Cash and cash equivalents at the end of period	$39,164	$14,926	$18,839

Supplemental disclosure of cash flow information
Cash paid for interest	$678	$446	$258
Non-cash transactions:
Preferred stock converted to common stock upon initial public offering	$—	$—	$103,212

See accompanying notes.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 1.	Organization and Summary of Significant Accounting Policies

The Company

Genomic Health, Inc. (the “Company”) is a life science company focused on the development and commercialization of genomic-based clinical diagnostic tests for cancer that allow physicians and patients to make individualized treatment decisions. The Company was incorporated in Delaware in August 2000. The Company’s first test, Oncotype DX, was launched in 2004 and is used for early-stage breast cancer patients to predict the likelihood of breast cancer recurrence and the likelihood of chemotherapy benefit. The Company has incurred significant losses and expects to incur additional losses for at least the next year as commercial and development efforts continue.

Principles of Consolidation

The consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiary. The Company has one wholly-owned subsidiary, Oncotype Laboratories, Inc., which was established in 2003 and is inactive.

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

On September 23, 2005, the Company effected a 1-for-3 reverse stock split of its common stock. All share and per share amounts have been retroactively restated in the accompanying consolidated financial statements and notes for all periods presented.

Certain reclassifications of prior period amounts, including lease incentive obligations and other liabilities, have been made to the Company’s consolidated financial statements to conform to the current period presentation.

Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

The Company invests in marketable securities, primarily money market securities, obligations of U.S. Government agencies and government-sponsored entities, corporate bonds and commercial paper. The Company considers all investments with a maturity date less than one year as of the balance sheet date to be short-term investments. These securities are carried at estimated fair value with unrealized gains and losses included in stockholders’ equity. Those investments with a maturity date greater than one year as of the balance sheet date are considered to be long-term investments. All investments are available for sale.

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

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash

In September 2005, the Company entered into a non-cancelable facilities lease with the facility owner that has a term of six years. In connection with this lease, the Company was required to secure a letter of credit, which totaled $500,000 and is classified as restricted cash on the consolidated balance sheets.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, short-term investments, trade receivables and accounts payable, approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans and capital lease obligations with similar terms, the carrying value of the Company’s debt obligations approximates fair value.

Concentration of Risk

Cash, cash equivalents, short-term investments and accounts receivable are financial instruments which potentially subject the Company to concentrations of credit risk. The Company invests in money market securities through a major U.S. bank and is exposed to credit risk in the event of default by the financial institution to the extent of amounts recorded on the balance sheets. The Company invests in short-term, investment-grade debt instruments and by policy limits the amount in any one type of investment, except for securities issued or guaranteed by the U.S. Government. Through December 31, 2007, no material losses had been incurred.

Substantially all of the Company’s tests to date have been delivered to physicians in the United States. One third-party payor accounted for approximately 23% and 47% of the Company’s product revenue for the years ended December 31, 2007 and 2006, respectively. This payor represented 55% and 59% of the Company’s net accounts receivable balance as of December 31, 2007 and 2006, respectively. Another third-party payor accounted for approximately 13% and 5% of the Company’s revenue in 2007 and 2006, respectively. This payor represented 10% and 0% of the Company’s accounts receivable balance as of December 31, 2007 and 2006, respectively.

Allowance for Doubtful Accounts

In late 2006 the Company began accruing an allowance for doubtful accounts against its accounts receivable consistent with historical payment experience. Bad debt expense is included in general and administrative expense on the Company’s consolidated statements of operations. Accounts receivable are written off against the allowance when the appeals process is exhausted, when an unfavorable coverage decision is received, or when there is other substantive evidence that the account will not be paid. As of December 31, 2007 and 2006, the Company’s allowance for doubtful accounts was $133,000 and $510,000, respectively. Write-offs for doubtful accounts of $261,000 were recorded against the allowance during the year ended December 31, 2007; no write-offs were recorded against the allowance during the year ended December 31, 2006. Changes in the Company’s estimate of allowance for doubtful accounts resulted in a $115,000 reduction of bad debt expense for the year ended December 31, 2007. Bad debt expense was $510,000 for the year ended December 31, 2006. No bad debt expense was recorded for the year ended December 31, 2005 because the vast majority of revenues were recorded on a cash basis.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the remaining term of the lease, whichever is shorter.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Leases

The Company enters into lease agreements for its laboratory and office facilities. These leases are classified as operating leases. Rent expense is recognized on a straight-line basis over the term of the lease. Incentives granted under the Company’s facilities leases, including allowances to fund leasehold improvements and rent holidays, are capitalized and are recognized as reductions to rental expense on a straight-line basis over the term of the lease.

Intangible Assets

Intangible assets with definite useful lives are recorded at cost, less accumulated amortization. Amortization is recognized over the estimated useful lives of the assets.

Impairment of Long-lived Assets

The Company reviews long-lived assets, which include property and equipment and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. An impairment loss would be recognized when estimated discounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. Through December 31, 2007, there have been no such losses.

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2007 and 2006.

Income Taxes

The Company uses the liability method for income taxes, whereby deferred income taxes are provided on items recognized for financial reporting purposes over different periods than for income tax purposes. Valuation allowances are provided when the expected realization of tax assets does not meet a more-likely-than-not criterion.

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FASB Staff Position FIN 48-1 (“FSP FIN 48-1”), which provides guidance on determining whether a tax position is effectively settled for purposes of recognizing previously unrecognized tax benefits, was issued in May 2007 and is effective upon the Company’s initial adoption of FIN 48.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The adoption of FIN 48 and FSP FIN 48-1 had no impact on the Company’s financial condition, results of operations or cash flows. See Note 12, “Income Taxes,” for additional FIN 48 disclosures.

Comprehensive Gain or Loss

The Company displays comprehensive gain or loss and its components within its consolidated statements of stockholders’ equity. Other comprehensive gain or loss consists entirely of unrealized gains and losses on investments available for sale.

Revenue Recognition

The Company derives its revenues from product sales and contract research arrangements. The Company operates in one industry segment. Product revenues are derived solely from the sale of the Oncotype DX test for breast cancer. The Company generally bills third-party payors for Oncotype DX upon generation and delivery of a Recurrence Score report to the physician. As such, the Company takes assignment of benefits and the risk of collection with the third-party payor. The Company usually bills the patient directly for amounts owed after multiple requests for payment have been denied or only partially paid by the insurance carrier. As a relatively new test, Oncotype DX may be considered investigational by some payors and therefore not covered under their reimbursement policies. Consequently, the Company pursues case-by-case reimbursement where policies are not in place or payment history has not been established.

The Company’s product revenues for tests performed are recognized when the following revenue recognition criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Criterion (1) is satisfied when the Company has an agreement or contract with the payor in place, or when the payor has issued a policy addressing reimbursement for the Oncotype DX test. Criterion (2) is satisfied when the Company performs the test and generates and delivers a Recurrence Score report to the physician. Determination of criteria (3) and (4) is based on management’s judgments regarding the nature of the fee charged for products or services delivered, contractual agreements entered into, and the collectibility of those fees under any contract or agreement. When evaluating collectibility, the Company considers whether it can reliably estimate a payor’s individual payment patterns. Based upon at least several months of payment history, the Company reviews the number of tests paid against the number of tests billed and the payor’s outstanding balance for unpaid tests to determine whether payments are being made at a consistently high percentage of tests billed and at appropriate amounts given the contracted payment amount. Product revenues where all criteria set forth above are not met are recognized when cash is received from the payor.

To date, product revenues have largely been recognized on a cash basis because the Company has a limited number of contracts or agreements with payors and limited collections experience. The Company recognizes a portion of product revenue from third-party payors, including some private payors and Medicare, on an accrual basis when the criteria described in the preceding paragraph are satisfied.

Contract revenues are generally derived from studies conducted with biopharmaceutical and pharmaceutical companies and are recognized on a contract-specific basis. Under certain contracts, the Company’s input, measured in terms of full-time equivalent level of effort or running a set of assays through its laboratory under a contractual protocol, triggers payment obligations and revenues are recognized as costs are incurred or assays are processed. Certain contracts have payment obligations that are triggered as milestones are complete, such as completion of a successful set of experiments. In these cases, revenues are recognized when the milestones are achieved under contracts that satisfy the Company’s other revenue recognition criteria.

Stock-based Compensation

Through December 31, 2005, the Company accounted for stock-based payment transactions under Accounting Principles Board Opinion No. 25 (“APB 25”). On January 1, 2006, the Company adopted Statement of Financial

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R). SFAS 123R addresses the accounting for stock-based payment transactions whereby an entity receives employee services in exchange for equity instruments, including stock options. SFAS 123R eliminates the ability to account for stock-based payment transactions using the intrinsic value method under APB 25, and instead requires that such transactions be accounted for using a fair-value based method. The application of SFAS 123R requires significant judgment and the use of estimates, particularly surrounding assumptions used in determining fair value. The Company uses the Black-Scholes valuation method, which requires the use of estimates such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value stock-based compensation. The Company has limited historical evidence with respect to developing these assumptions. The Company’s common stock has been publicly traded for just over two years, so expected volatility is based primarily on comparable peer data. The expected life of options granted is estimated based on historical option exercise data and assumptions related to unsettled options.

The Company elected the modified prospective transition method as permitted under SFAS 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation expense resulting from the adoption of SFAS 123R represents expense related to stock options granted on or after January 1, 2006, as well as stock options granted prior to, but not yet vested as of, January 1, 2006. As of December 31, 2007, total unrecognized compensation expense related to unvested stock options, net of estimated forfeitures, was $22.6 million. The Company expects to recognize this expense over a weighted-average period of 42 months.

Equity instruments granted to non-employees are valued using the Black-Scholes method and accounted for as prescribed by SFAS 123R and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”), and will be subject to periodic revaluation over their vesting terms.

Cost of Product Revenues

Cost of product revenues includes the cost of materials, direct labor, equipment and infrastructure expenses associated with processing tissue samples (including histopathology, anatomical pathology, paraffin extraction, RT-PCR and quality control analyses), shipping charges to transport tissue samples and license fees. Infrastructure expenses include allocated facility occupancy and information technology costs. Costs associated with performing the Company’s tests are recorded as tests are processed. Costs recorded for tissue sample processing and shipping charges represent the cost of all the tests processed during the period regardless of whether revenue was recognized with respect to that test. License fees for royalties due on product revenues and contractual obligations are recorded in cost of product revenues at the time product revenues are recognized or in accordance with other contractual obligations.

Research and Development

Research and development expenses are comprised of the following types of costs incurred in performing research and development activities: salaries and benefits, allocated overhead and facility occupancy costs, contract services and other outside costs, and costs to acquire in-process research and development projects and technologies that have no alternative future use. Research and development expenses also include costs related to activities performed under contracts with biopharmaceutical and pharmaceutical companies. Research and development costs are expensed as incurred.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Clinical Collaborator Costs

The Company enters into collaboration and clinical trial agreements with clinical collaborators and record these costs as research and development expenses. The Company records accruals for estimated study costs comprised of work performed by our collaborators under contract terms.

Under one of these collaboration agreements, the Company makes fixed annual payments resulting from the commercial launch of Oncotype DX. These payments are recorded in cost of product revenues as license payments. Expense is recorded ratably over the year before the relevant payment is made. If at any time the Company discontinues the sale of commercial products or services resulting from the collaboration, including Oncotype DX, no future annual payments will be payable and the Company will have no further obligation under the agreement.

Recently Issued Accounting Pronouncements

In June 2007, FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires nonrefundable advance payments for goods or services to be used in future research and development activities to be capitalized and recognized as expense as the related goods are delivered or services are performed, or when the goods or services are no longer expected to be received. EITF 07-3 is effective for fiscal years beginning after December 15, 2007, and is to be applied prospectively for contracts entered into on or after the effective date. The Company does not expect the adoption of EITF 07-3 to have a material impact on its financial condition or results of operations.

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material impact on its financial condition or results of operations.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for fiscal years beginning after November 15, 2007. The Company has elected a partial deferral of SFAS 157 under the provisions of FSP 157-2. The Company does not expect the partial adoption of SFAS 157 for financial assets and financial liabilities, which is effective for the Company as of January 1, 2008, to have a significant impact on its financial condition or results of operations. However, the resulting fair values calculated under SFAS 157 after adoption may be different from the fair values that would have been calculated under previous guidance. The Company is currently evaluating the impact that SFAS 157 will have on its financial condition and results of operations when the standard is applied to non-financial assets and non-financial liabilities beginning January 1, 2009.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Net Loss Per Share

Basic net loss per share is calculated by dividing net loss for the period by the weighted-average number of common shares outstanding for the period without consideration for potential common shares. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period less the weighted-average unvested common shares subject to repurchase and dilutive potential common shares for the period determined using the treasury-stock method. Options to purchase common stock have not been included in the calculation of diluted net loss per share as their inclusion would be anti-dilutive.

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except share and per share data)

Net loss	$(27,292)	$(28,920)	$(31,361)

Weighted-average net common shares outstanding for basic and diluted loss per common share	26,759,798	24,508,845	7,557,106

Basic and diluted net loss per share	$(1.02)	$(1.18)	$(4.15)

Potential common shares at period end not included in diluted net loss per share calculation:
Options to purchase common stock	3,919,720	2,940,803	2,021,276

Note 3.	Public Offering of Common Stock

On May 25, 2007, the Company closed an underwritten public offering of 3,450,000 shares of common stock at $15.50 per share pursuant to the Company’s shelf registration statement on Form S-3. Net proceeds from the offering after deducting underwriting discounts, commissions and expenses were $49.7 million. Entities affiliated with Julian Baker, an outside director and a principal stockholder of the Company, purchased 1,000,000 shares of the Company’s common stock in this offering. As of December 31, 2007, the Company had approximately $46.5 million of securities available for sale under the shelf registration statement.

On October 4, 2005, the Company closed the initial public offering of 5,016,722 shares of its common stock at $12.00 per share. Net proceeds from the offering were $53.5 million. An additional $5.0 million was raised on October 4, 2005, through the private sale of 416,666 shares of common stock to Incyte Corporation, a related party. As of December 31, 2006, to the Company’s knowledge, Incyte Corporation had divested its holdings in the Company’s common stock. See Note 10 for further information on related parties.

Note 4.	Commercial Technology Licensing Agreements

The Company is a party to various agreements under which it licenses technology on a nonexclusive basis in the field of human diagnostics. Access to these licenses enables the Company to process its laboratory tests for Oncotype DX. The Company recognized costs recorded under these agreements for the years ended December 31, 2007, 2006 and 2005 of $4.9 million, $2.2 million and $786,000, respectively, which were included in cost of product revenues.

Note 5.	Collaboration and Specimen Transfer Agreements

The Company has entered into a variety of collaboration and specimen transfer agreements relating to its development efforts. The Company recorded collaboration expenses of $1.3 million, $1.5 million and $333,000 for the years ended December 31, 2007, 2006 and 2005, respectively, relating to services provided in connection with these agreements. In addition to these expenses, certain agreements contain provisions for royalties from inventions resulting from these collaborations.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007, future fixed annual payments, exclusive of royalty payments, relating to the launch and commercialization of Oncotype DX totaled approximately $1.9 million and were payable as follows (in thousands):

Annual
Payments
(In thousands)

January 2008	$475
January 2009	475
January 2010	475
January 2011	475

Total	$1,900

If at any time the Company discontinues the sale of commercial products or services resulting from the collaboration, no future annual payments will be payable and the Company will have no further obligation under the agreement. If the Company’s cash balance is less than $5.0 million on the due date of any of the annual payments, the Company may be able to defer any current annual payment due for a period of up to 12 months.

In addition, the Company has secured certain options and rights relating to any joint inventions arising out of the collaborations.

Note 6.	Short-term Investments

The following tables illustrate the Company’s available-for-sale securities as of the dates indicated:

	December 31, 2007
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
		(In thousands)

Debt securities of U.S. government-sponsored entities	$2,848	$1	$—	$2,849
Corporate debt securities	26,296	51	—	26,347

Total	$29,144	$52	$—	$29,196

	December 31, 2006
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
		(In thousands)

Debt securities of U.S. government-sponsored entities	$9,082	$3	$—	$9,085
Corporate debt securities	20,199	5	—	20,204

Total	$29,281	$8	$—	$29,289

The Company had no realized gains or losses on its available-for-sale securities for the years ended December 31, 2007, 2006 and 2005, respectively.

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at December 31, 2007 was as follows:

	December 31, 2007
	Cost	Market Value
	(In thousands)

Due in one year or less	$29,144	$29,196

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Property and Equipment

The following table summarizes the Company’s property and equipment as of the dates indicated:

	December 31,
	2007	2006
	(In thousands)

Laboratory equipment	$9,881	$7,007
Computer equipment and software	1,520	1,264
Furniture and fixtures	1,736	914
Leasehold improvements	7,297	6,663
Construction in progress	276	122

	20,710	15,970
Less accumulated depreciation and amortization	(10,298)	(6,549)

Total	$10,412	$9,421

For the years ended December 31, 2007, 2006 and 2005, the Company recorded depreciation and amortization expense of $3.9 million, $2.6 million and $1.5 million, respectively.

Note 8.	Commitments

Notes Payable

In March 2005, the Company entered into an arrangement to finance the acquisition of laboratory and office equipment, computer hardware and software and leasehold improvements. In connection with this arrangement, the Company granted the lender a security interest in the assets purchased with the borrowed amounts. Beginning in April 2006, the Company could prepay all, but not part of, the amounts outstanding under the arrangement so long as the Company also paid a 6% premium on the outstanding principal balance. This premium was reduced to 5% in April 2007 and will be reduced to 4% in April 2008. As of December 31, 2007, the outstanding notes payable principal balance under this arrangement was $4.7 million at annual interest rates ranging from 10.23% to 11.30%, depending on the applicable note. According to the terms of the arrangement, the Company is required to notify the lender if there is a material adverse change in its financial condition, business or operations. The Company believes it has complied with all the material covenants of the financing arrangement during the years ended December 31, 2007, 2006 and 2005.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, the Company’s aggregate commitments under its financing arrangement were as follows:

Annual
Payment
Amounts
(In thousands)

Years Ending December 31,
2008	$3,073
2009	1,934
2010	238

Total minimum payments	5,245
Less: interest portion	(519)

Present value of net minimum payments	4,726
Less: current portion of obligations	(2,687)

Long-term obligations	$2,039

Lease Obligations

In September 2005, the Company entered into a non-cancelable lease directly with the facility owner for 48,000 square feet of laboratory and office space that the Company currently occupies in Redwood City, California. The lease expires in February 2012 and includes lease incentive obligations of $834,000 that are being amortized on a straight-line basis over the life of the lease. In connection with this lease, the Company was required to secure a $500,000 letter of credit, which is classified as restricted cash on its consolidated balance sheets.

In January 2007, the Company entered into a non-cancelable lease for an additional 48,000 square feet of laboratory and office space in a nearby location. The lease expires in February 2012 and includes lease incentive obligations totaling $283,000 that are being amortized on a straight-line basis over the life of the lease. In connection with this lease, the Company paid a $151,000 cash security deposit, which is included in other assets on its consolidated balance sheets.

Rent expense under all operating leases amounted to $1.2 million, $810,000 and $838,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Future non-cancelable commitments under these operating leases at December 31, 2007 were as follows (in thousands):

Annual
Payment
Amounts
(In thousands)

Years Ending December 31,
2008	$1,348
2009	1,520
2010	1,634
2011	1,723
2012	290

Total minimum payments	$6,515

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Capital Stock

Common Stock

As of December 31, 2007, the Company had 28,181,859 shares of common stock outstanding. Shares of common stock reserved for future issuance as of December 31, 2007 were as follows:

Stock options outstanding	3,919,720
Future stock option grants	2,084,461

Shares of common stock reserved for future issuance	6,004,181

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

Convertible Preferred Stock

From November 2000 through December 2004, the Company completed private placements for the sale of 48,480,819 shares of Series A through Series E convertible preferred stock resulting in gross proceeds of $103.6 million. On October 4, 2005, the Company completed its initial public offering of 5,016,722 shares of common stock at a price to the public of $12.00 per share. Upon consummation of the offering, all 48,480,819 outstanding shares of preferred stock were converted into 16,160,273 of shares of common stock and a dividend of 654,046 common shares was distributed to the stockholders on conversion.

Note 10.	Stock-based Compensation

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

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

2001 Stock Incentive Plan

The Company’s 2001 Stock Incentive Plan (the “2001 Plan”) was terminated upon completion of the Company’s initial public offering on October 4, 2005. No shares of common stock are available under the 2001 Plan other than to satisfy exercises of stock options granted under the 2001 Plan prior to its termination. Under the 2001 Plan, incentive stock options and nonstatutory stock options were granted to employees, officers, and directors of, or consultants to, the Company and its affiliates. Options granted under the 2001 Plan expire no later than 10 years from the date of grant.

Adoption of SFAS 123R

Until December 31, 2005, the Company followed APB 25 to account for employee stock options using the intrinsic value method. Under APB 25, no compensation expense is recognized when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant. On January 1, 2006, the Company adopted SFAS 123R, which addresses the accounting for stock-based payment transactions whereby an entity receives employee services in exchange for equity instruments, including stock options. SFAS 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under APB 25, and instead requires that such transactions be accounted for using a fair-value based method. The Company uses the Black-Scholes option valuation model to value stock options under SFAS 123R.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects (if any) of stock-based compensation expense pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool, or APIC pool, related to the tax effects of employee stock-based compensation (if any), and to determine the subsequent impact to the APIC pool and the consolidated statements of operations and cash flows of the tax effects (if any) of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Information for Period Prior to Adoption of SFAS 123R

For the year ended December 31, 2005, the following pro forma net loss and loss per share were determined as if the Company had accounted for employee stock-based compensation for its stock option plans under the fair value method prescribed by SFAS 123:

Year Ended
December 31,
2005
(In thousands,
except per share
amounts)

Net loss — as reported	$(31,361)
Add: Total stock-based employee compensation expense included in net loss	1,076
Deduct: Total stock-based employee compensation expense determined under the fair-value based method for all awards	(1,482)

Net loss, pro forma	$(31,767)

Net loss per share:
Basic and diluted, pro forma	$(4.20)

Employee Stock-Based Compensation Expense

Employee stock-based compensation expense for the years ended December 31, 2007 and 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Employee stock-based compensation expense includes expense related to options granted to outside directors of the Company. The Company recorded employee stock-based compensation expense of $6.3 million and $2.9 million for the years ended December 31, 2007 and 2006, respectively, as a result of the adoption of SFAS 123R. The following table presents the impact of employee stock-based compensation expense on selected statements of operations line items for the years ended December 31, 2007 and 2006:

	Year Ended December 31,
	2007	2006
	(In thousands)

Cost of product revenues	$375	$167
Research and development	1,882	821
Selling and marketing	1,876	779
General and administrative	2,152	1,137

Total	$6,285	$2,904

Employee stock-based compensation expense represents expense related to stock options granted on or after January 1, 2006, as well as stock options granted prior to, but not yet vested as of, January 1, 2006. As of December 31, 2007, total unrecognized compensation expense related to unvested stock options, net of estimated forfeitures, was $22.6 million. The Company expects to recognize this expense over a weighted-average period of 42 months.

Valuation Assumptions

The employee stock-based compensation expense recognized under SFAS 123R and presented in the pro forma disclosure required under SFAS 123 was determined using the Black-Scholes option valuation model. Option

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuation models require the input of highly subjective assumptions that can vary over time. The Company’s common stock has been publicly traded for just over two years, so expected volatility is based primarily on comparable peer data. The expected life of options granted is estimated based on historical option exercise data and assumptions related to unsettled options. The risk-free interest rate is estimated using published rates for U.S. Treasury securities with a remaining term approximating the expected life of the options granted. The Company uses a dividend yield of zero as it has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future. The weighted-average fair values and assumptions used in calculating such values during each fiscal period are as follows:

	Year Ended December 31,
	2007	2006	2005

Expected volatility	61%	68%	77%
Risk-free interest rate	3.93%	4.76%	4.00%
Expected life of options in years	5.8	5.5	4.8
Weighted-average fair value	$12.77	$10.27	$6.39

Stock Options Granted to Non-employees

The Company grants stock options to outside consultants from time to time in exchange for services performed for the Company. During the years ended December 31, 2007, 2006 and 2005, the Company granted options to purchase 9,600, 2,850 and 10,172 shares, respectively, to outside consultants. The fair value of these option grants was determined using the Black-Scholes option pricing model and accounted for as prescribed by SFAS 123R and EITF 96-18. In general, the options vest over the contractual period of the consulting arrangement and, therefore, the Company revalues the options periodically and records additional compensation expense related to these options over the remaining vesting periods. During the years ended December 31, 2007, 2006 and 2005, compensation expense related to these options was $65,000, $83,000 and $92,000, respectively.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Activity

The following is a summary of option activity for the years ended December 31, 2007, 2006 and 2005:

	Outstanding Options
	Shares Available	Number of	Weighted-Average
	for Grant	Shares	Exercise Price

Balance at January 1, 2004	604,510	1,423,508	$1.71
Options authorized	5,000,000	—
Options granted	(877,606)	877,606	$8.48
Options exercised	—	(272,113)	$0.93
2001 Plan shares expired	(443,998)	—
Options cancelled	7,725	(7,725)	$1.92

Balance at December 31, 2005	4,290,631	2,021,276	$4.75
Options granted	(1,043,705)	1,043,705	$16.61
Options exercised	—	(77,079)	$2.36
2001 Plan shares expired	(35,589)	—
Options cancelled	71,499	(71,499)	$5.94

Balance at December 31, 2006	3,282,836	2,916,403	$9.04
Options granted	(1,287,917)	1,287,917	$21.71
Options exercised	—	(183,799)	$3.07
2001 Plan shares expired	(11,259)	—
Options cancelled	100,801	(100,801)	$15.09

Balance at December 31, 2007	2,084,461	3,919,720	$13.33

The intrinsic value of stock options exercised during 2007, 2006 and 2005 was $2.9 million, $948,000 and $942,000 respectively. The estimated fair value of options vesting in 2007, 2006 and 2005 was $5.6 million, $2.7 million and $1.6 million, respectively.

The following table summarizes information concerning outstanding and exercisable options under the 2001 and 2005 Plans as of December 31, 2007:

	Options Outstanding
		Weighted-Average		Options Exercisable
Exercise	Number	Years Remaining	Weighted-Average	Number	Weighted-Average
Price Range	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$0.58 – $1.33	472,171	5.89	$1.14	422,191	$1.12
$2.88 – $2.88	462,525	6.95	$2.88	323,660	$2.88
$3.17 – $3.17	69,348	1.92	$3.17	52,011	$3.17
$9.39 – $9.39	582,439	7.73	$9.39	283,230	$9.39
$9.55 – $16.02	435,815	7.79	$11.91	198,629	$11.31
$16.51 – $18.88	227,395	9.33	$17.66	15,635	$17.32
$18.89 – $18.89	646,040	8.71	$18.89	174,627	$18.89
$18.97 – $22.82	226,457	9.44	$20.61	4,550	$20.91
$23.31 – $24.60	797,530	9.91	$23.34	—	$—

	3,919,720			1,474,533

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007, the aggregate intrinsic value of the outstanding options was $37.1 million and the aggregate intrinsic value of the exercisable options was $23.2 million. The weighted-average remaining contractual life for exercisable options was 6.93 years.

Deferred Stock-based Compensation

During 2004, stock options were granted with exercise prices that were equal to the estimated fair value of the common stock on the date of grant as determined by the Board of Directors. Subsequent to the commencement of the initial public offering process, the Company reassessed the fair value of its common stock and determined that options granted from January 2004 through September 2005 were granted at exercise prices that were below the reassessed fair value of the common stock on the date of grant. Accordingly, deferred stock-based compensation of $3.6 million was recorded during 2004 in accordance with APB 25 and presented as a separate component of stockholder’s equity. In the year ended December 31, 2005, an additional $917,000 of deferred stock-based compensation was recorded. The Company recorded stock-based compensation expense of $1.1 million for the years ended December 31, 2005.

On January 1, 2006, in accordance with the provisions of SFAS 123R, the Company reversed the balance of deferred compensation to additional paid-in capital on its consolidated balance sheet.

Note 11.	Related Party Transactions

During 2000 and 2001, Incyte Corporation purchased shares of the Company’s Series A Preferred Stock and Series C Preferred Stock for an aggregate purchase price of $6.0 million. The Company has two active agreements with Incyte that were entered into in March 2001 in connection with the sale of convertible preferred stock to Incyte; a LifeSeq collaborative agreement and a patent license agreement. The Company also entered into a collaboration and technology transfer agreement with Incyte and a Proteome BioKnowledge Library license agreement with Proteome, Inc., a then wholly-owned subsidiary of Incyte, both of which have been terminated. Under these agreements, the Company incurred royalties expense of $627,000, $270,000 and $48,000 in 2007, 2006 and 2005, respectively.

In connection with the completion of the Company’s initial public offering on October 4, 2005, Incyte’s shares of the Company’s preferred stock were converted into common stock. Additionally, in connection with its initial public offering, the Company exercised an election under which Incyte was required to acquire an additional $5.0 million of the Company’s common stock. One of the Company’s directors is also a director of Incyte and holds shares, directly or beneficially, of both companies. As of December 31, 2006, to the Company’s knowledge, Incyte had divested its holdings in the Company’s common stock.

Note 12.	Income Taxes

The Company has not recognized a provision for income taxes for any of the periods presented because the Company has incurred net operating losses since inception.

As of December 31, 2007 and 2006, the Company had deferred tax assets of approximately $59.6 million and $50.7 million, respectively. Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by approximately $8.9 million, $11.3 million and $12.3 million during the years ended December 31, 2007, 2006 and 2005, respectively. Deferred tax assets primarily relate to net operating loss and tax credit carryforwards.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	December 31,
	2007	2006
	(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$52,508	$45,503
Research tax credits	3,396	2,684
Capitalized costs	1,193	1,310
Other	2,457	1,170

Total deferred tax assets	59,554	50,667
Valuation allowance	(59,554)	(50,667)

Net deferred tax assets	$—	$—

As of December 31, 2007, the Company had federal and state net operating loss carryforwards of approximately $132.6 million and $127.5 million, respectively, and federal and state research and development tax credit carryforwards of approximately $2.1 million and $2.0 million, respectively. The net operating loss and tax credit carryforwards will expire at various dates beginning in 2013 if not utilized.

The Company is tracking a portion of its deferred tax assets attributable to stock option benefits in a separate memorandum account pursuant to SFAS 123R. Therefore, these amounts are no longer included in the Company’s gross or net deferred tax assets. Pursuant to SFAS 123R, the benefit of these stock options will not be recorded in equity unless it reduces taxes payable. As of December 31, 2007, the portion of the federal and state net operating loss related to stock option benefits was approximately $984,000.

Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations defined by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

The Company adopted FIN 48 as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company did not recognize any adjustment to its liability for uncertain tax positions as a result of the implementation of FIN 48, and therefore did not record any adjustment to the beginning balance of retained earnings on its consolidated balance sheet.

The Company had $413,000 of unrecognized tax benefits as of December 31, 2007. The following table summarizes the activity related to our unrecognized tax benefits:

Year Ended
December 31,
2007
(In thousands)

Balance at January 1, 2007	$—
Increases related to prior year tax positions	413

Balance at December 31, 2007	$413

Interest and penalties related to unrecognized tax benefits would be included as income tax expense in the Company’s consolidated statements of operations. As of December 31, 2007, the Company had not recognized any tax-related penalties or interest in its consolidated balance sheets or statements of operations. The Company does

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not anticipate a material change to its unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

The Company files federal and state income tax returns with varying statutes of limitations. Due to the Company’s net carryover of unused net operating losses and tax credits, all tax years from 2001 forward remain subject to future examination by tax authorities.

Note 13.	Selected Quarterly Financial Data (Unaudited)

The following table contains selected unaudited statement of operations information for each of the quarters in 2007 and 2006. The Company believes that the following information reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Quarter Ended	March 31	June 30	September 30	December 31
	(In thousands, except per share data)

2007:
Revenue	$14,088	$14,690	$15,901	$19,348
Net loss	(6,850)	(7,198)	(7,253)	(5,991)
Basic and diluted net loss per common share	$(0.28)	$(0.28)	$(0.26)	$(0.21)
2006:
Revenue	$5,060	$8,379	$7,119	$8,616
Net loss	(6,830)	(4,915)	(8,180)	(8,995)
Basic and diluted net loss per common share	$(0.28)	$(0.20)	$(0.33)	$(0.37)

The increase in revenue for the first quarter of 2007 was attributable to increased reimbursement for Oncotype DX by third-party payors and the continued expansion of the Company’s domestic field sales organization. The increase in revenue for the fourth quarter of 2007 was also attributable to the inclusion of Oncotype DX in the American Society of Clinical Oncology’s updated clinical practice guidelines in October 2007.

The increase in revenue in the second quarter of 2006 was attributable to increased demand following clinical presentations at major symposia in December 2005 and February 2006, as well as the May 2006 publication of two peer-reviewed articles supporting the use and reimbursement of Oncotype DX. In addition, several third-party payors, including National Heritage Insurance Company (NHIC), the local Medicare carrier for California with jurisdiction for claims submitted by the Company for Medicare patients, issued positive coverage determinations for the test.

Per share amounts for the quarters and full year have been calculated separately. Accordingly, quarterly amounts may not add to the annual amount because of differences in the weighted-average common shares outstanding during each period, due primarily to the effect of the Company’s issuing shares of its common stock during the year.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining internal control over our financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework. Based on the assessment using those criteria, our management concluded that, as of December 31, 2007, our internal control over financial reporting was effective. Our independent registered public accounting firm, Ernst & Young LLP, audited the effectiveness of our internal control over financial reporting. Their report appears below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Genomic Health, Inc.

We have audited Genomic Health, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Genomic Health, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Genomic Health, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Genomic Health, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California
March 14, 2008

(c) Changes in internal controls.  There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 9A(a) above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to directors is incorporated by reference from the information under the caption “Election of Directors” contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2008 Annual Meeting of Stockholders to be held on May 21, 2008, or Proxy Statement. Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

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

The information required by this item is incorporated by reference from the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” contained in the Proxy Statement.

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

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

(3) Exhibits

See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b)	Exhibits

Exhibit No.		Description of Document

3(i)		Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.3 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
3(ii)		Amended and Restated Bylaws of the Company, as amended April 27, 2006 (incorporated by reference to exhibit 3(ii) to the Company’s Current Report on Form 8-K filed on May 2, 2006.
4.1		Specimen Common Stock Certificate (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
4.2		Amended and Restated Investors’ Rights Agreement, dated February 9, 2004 between the Company and certain of its stockholders (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10	.1#	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10	.2#	2001 Stock Incentive Plan and forms of agreements thereunder (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10	.3#	2005 Stock Incentive Plan and forms of agreements thereunder (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File 333-126626), as amended, declared effective on September 28, 2005).
10	.4.1	Sublease Agreement dated June 1, 2001 between the Company and Corixa Corporation (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10	.4.2	First Amendment to Sublease Agreement dated October 29, 2003 between the Company and Corixa Corporation (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10	.4.3	Second Amendment to Sublease Agreement dated January 31, 2005 between the Company and Corixa Corporation (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10	.5†	PCR Patent License Agreement dated February 21, 2005 between the Company and Roche Molecular Systems, Inc. (incorporated by reference to exhibit 10.8 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10	.6.1	Master Security Agreement dated March 30, 2005 between the Company and Oxford Finance Corporation (incorporated by reference to exhibit 10.9.1 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10	.6.2	Form of Promissory Note (Equipment) issued by the Company in favor of Oxford Finance Corporation (incorporated by reference to exhibit 10.9.2 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10	.6.3	Form of Promissory Note (Computers and Software) issued by the Company in favor of Oxford Finance Corporation (incorporated by reference to exhibit 10.9.3 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10	.6.4	Schedule of Promissory Notes issued by the Company in favor of Oxford Finance Corporation (incorporated by reference to exhibit 10.6.4 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
10.7		Lease dated September 23, 2005 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.10 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

Exhibit No.		Description of Document

10.8		Lease dated January 2, 2007 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.8 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
12	.1*	Statement Regarding Computation of Ratios.
21.1		List of Subsidiaries (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
23	.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.
24	.1*	Power of Attorney (see page 88 of this Form 10-K).
31	.1*	Rule 13a — 14(a) Certification of Chief Executive Officer.
31	.2*	Rule 13a — 14(a) Certification of the Chief Financial Officer.
32	.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32	.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	Filed herewith.

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

†	Confidential treatment has been granted with respect to certain portions of these agreements.

#	Indicates management contract or compensatory plan or arrangement.

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

Date: March 14, 2008

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

Signature	Title	Date

/s/ Randal W. Scott Randal W. Scott, Ph.D.	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 14, 2008

/s/ G. Bradley Cole G. Bradley Cole	Executive Vice President, Operations and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2008

/s/ Kimberly J. Popovits Kimberly J. Popovits	President, Chief Operating Officer and Director	March 14, 2008

/s/ Julian C. Baker Julian C. Baker	Director	March 14, 2008

/s/ Brook H. Byers Brook H. Byers	Director	March 14, 2008

/s/ Fred E. Cohen Fred E. Cohen, MD., Ph.D.	Director	March 14, 2008

/s/ Samuel D. Colella Samuel D. Colella	Director	March 14, 2008

Signature	Title	Date

/s/ Michael D. Goldberg Michael D. Goldberg	Director	March 14, 2008

/s/ Randall S. Livingston Randall S. Livingston	Director	March 14, 2008

/s/ Woodrow A. Myers Woodrow A. Myers Jr., MD	Director	March 14, 2008

EXHIBIT INDEX

Exhibit No.		Description of Document

3(i)		Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.3 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
3(ii)		Amended and Restated Bylaws of the Company, as amended April 27, 2006 (incorporated by reference to exhibit 3(ii) to the Company’s Current Report on Form 8-K filed on May 2, 2006).
4.1		Specimen Common Stock Certificate (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
4.2		Amended and Restated Investors’ Rights Agreement, dated February 9, 2004 between the Company and certain of its stockholders (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10	.1#	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (FileNo. 333-126626), as amended, declared effective on September 28, 2005).
10	.2#	2001 Stock Incentive Plan and forms of agreements thereunder (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10	.3#	2005 Stock Incentive Plan and forms of agreements thereunder (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10	.4.1	Sublease Agreement dated June 1, 2001 between the Company and Corixa Corporation (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10	.4.2	First Amendment to Sublease Agreement dated October 29, 2003 between the Company and Corixa Corporation (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10	.4.3	Second Amendment to Sublease Agreement dated January 31, 2005 between the Company and Corixa Corporation (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10	.5†	PCR Patent License Agreement dated February 21, 2005 between the Company and Roche Molecular Systems, Inc. (incorporated by reference to exhibit 10.8 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10	.6.1	Master Security Agreement dated March 30, 2005 between the Company and Oxford Finance Corporation (incorporated by reference to exhibit 10.9.1 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10	.6.2	Form of Promissory Note (Equipment) issued by the Company in favor of Oxford Finance Corporation (incorporated by reference to exhibit 10.9.2 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10	.6.3	Form of Promissory Note (Computers and Software) issued by the Company in favor of Oxford Finance Corporation (incorporated by reference to exhibit 10.9.3 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10	.6.4	Schedule of Promissory Notes issued by the Company in favor of Oxford Finance Corporation (incorporated by reference to exhibit 10.6.4 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
10.7		Lease dated September 23, 2005 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.10 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10.8		Lease dated January 2, 2007 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.8 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
12	.1*	Statement Regarding Computation of Ratios.

Exhibit No.		Description of Document

21.1		List of Subsidiaries (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
23	.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.
24	.1*	Power of Attorney (see page 88 of this Form 10-K).
31	.1*	Rule 13a — 14(a) Certification of Chief Executive Officer.
31	.2*	Rule 13a — 14(a) Certification of the Chief Financial Officer.
32	.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32	.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	Filed herewith.

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

†	Confidential treatment has been granted with respect to certain portions of these agreements.

#	Indicates management contract or compensatory plan or arrangement.

Copies of above exhibits not contained herein are available to any stockholder, upon payment of a reasonable per page fee, upon written request to: Chief Financial Officer, Genomic Health, Inc., 301 Penobscot Drive, Redwood City, California 94063.