Form 10-Q
period 2008-03-31
GENOMIC HEALTH INC
filed 2008-05-12
CIK 1131324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 28,245,371 as of April 30, 2008.

GENOMIC HEALTH, INC.
INDEX

PART 1: FINANCIAL INFORMATION
Item 1. Financial Statements
GENOMIC HEALTH, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,355	$39,164
Short-term investments	51,012	29,196
Accounts receivable (net of allowance for doubtful accounts; March 31, 2008 — $211, December 31, 2007 — $133)	6,736	5,089
Prepaid expenses and other current assets	3,095	3,105

Total current assets	75,198	76,554
Property and equipment, net	12,010	10,412
Restricted cash	500	500
Other assets	437	463

Total assets	$88,145	$87,929

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,957	$1,966
Accrued compensation	3,633	3,672
Accrued license fees	1,773	1,798
Accrued expenses and other current liabilities	3,292	1,948
Notes payable — current portion	2,665	2,687
Deferred revenues — current portion	2,201	337
Lease incentive obligations — current portion	198	198

Total current liabilities	15,719	12,606
Notes payable — long-term portion	1,380	2,039
Deferred revenues — long-term portion	2,423	671
Lease incentive obligations — long-term portion	579	629
Other liabilities	830	818
Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 5,000,000 shares authorized, none issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized, 28,245,089 and 28,181,859 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	2	2
Additional paid-in capital	226,128	223,507
Accumulated other comprehensive income	113	52
Accumulated deficit	(159,029)	(152,395)

Total stockholders’ equity	67,214	71,166

Total liabilities and stockholders’ equity	$88,145	$87,929

See accompanying notes.

GENOMIC HEALTH, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Product revenues	$23,356	$13,146
Contract revenues	84	942

Total revenues	23,440	14,088
Operating expenses:
Cost of product revenues	5,884	3,847
Research and development	6,405	5,170
Selling and marketing	12,367	8,153
General and administrative	5,906	4,089

Total operating expenses	30,562	21,259

Loss from operations	(7,122)	(7,171)
Interest income	621	516
Interest and other expense	(133)	(195)

Net loss	$(6,634)	$(6,850)

Basic and diluted net loss per share	$(0.24)	$(0.28)

Shares used in computing basic and diluted net loss per share	28,217,160	24,561,164

See accompanying notes.

GENOMIC HEALTH, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Operating activities:
Net loss	$(6,634)	$(6,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,036	918
Stock-based compensation	2,257	1,284
Changes in assets and liabilities:
Accounts receivable, net	(1,647)	(617)
Collaboration revenue receivable	—	(712)
Prepaid expenses and other assets	10	(1,529)
Accounts payable	(9)	(1,435)
Accrued expenses and other liabilities	1,292	1,693
Deferred revenues	3,616	169
Lease incentive obligations	(50)	249

Net cash used in operating activities	(129)	(6,830)

Investing activities:
Purchases of short-term investments	(41,904)	(8,726)
Maturities of short-term investments	20,149	13,464
Purchases of property and equipment	(2,608)	(1,755)

Net cash provided by (used in) investing activities	(24,363)	2,983

Financing activities:
Principal payments for notes payable	(681)	(611)
Proceeds from issuance of common stock	364	80

Net cash used in financing activities	(317)	(531)

Net decrease in cash and cash equivalents	(24,809)	(4,378)
Cash and cash equivalents at the beginning of period	39,164	14,926

Cash and cash equivalents at the end of period	$14,355	$10,548

Supplemental disclosure of cash flow information:
Cash paid for interest	$125	$195
See accompanying notes.

GENOMIC HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
The Company
     Genomic Health, Inc. (the “Company”) is a life science company focused on the development and commercialization of genomic-based clinical diagnostic tests for cancer that allow physicians and patients to make individualized treatment decisions. The Company was incorporated in Delaware in August 2000. The Company’s first test, Oncotype DX, was launched in 2004 and has been shown to predict the likelihood of breast cancer recurrence and the likelihood of chemotherapy benefit in a large portion of early-stage breast cancer patients. The Company has incurred significant losses since inception and expects to incur additional losses for at least the next year as commercial and development efforts continue.
Principles of Consolidation
     The condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiary. The Company has one wholly-owned subsidiary, Oncotype Laboratories, Inc., which was established in 2003 and is inactive.
Basis of Presentation and Use of Estimates
     The accompanying interim period condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated balance sheet as of March 31, 2008, condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007 and condensed consolidated statements of cash flows for the three months ended March 31, 2008 and 2007 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2007 has been derived from audited financial statements. However, it does not include certain information and notes required by GAAP for complete consolidated financial statements.
     The preparation of financial statements in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
Fair Value of Financial Instruments
     The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, trade receivables and accounts payable, approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans and capital lease obligations with similar terms, the carrying value of the Company’s debt obligations approximates fair value.
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies whenever standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances.
     The Company adopted SFAS 157 as of January 1, 2008 for financial assets and liabilities measured at fair value as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis (at least annually) in the financial statements. For all other non-financial assets and liabilities, SFAS 157 will be effective for fiscal years beginning after November 15, 2008. There was no financial statement impact as a result of adoption. See Note 7 for more information.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, issued debt and other financial assets and liabilities. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007.
     The Company adopted SFAS 159 effective January 1, 2008 and did not elect fair value as an alternative measurement for any financial instruments not previously carried at fair value.
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
     To date, product revenues have largely been recognized on a cash basis because the Company has a limited number of contracts or agreements with third-party payors and limited collections experience. The Company recognizes a portion of product revenue from third-party payors, including some private payors and Medicare, on an accrual basis prospectively when the criteria described in the preceding paragraph are satisfied.
     Contract revenues are generally derived from studies conducted with biopharmaceutical and pharmaceutical companies and are recognized on a contract-specific basis. Under certain contracts, the Company’s input, measured in terms of full-time equivalent level of effort or running a set of assays through its laboratory under a contractual protocol, triggers payment obligations and revenues are recognized as costs are incurred or assays are processed. Certain contracts have payments that are triggered as milestones are complete, such as completion of a successful set of experiments. In these cases, revenues are recognized when the milestones are achieved under contracts that satisfy the Company’s other revenue recognition criteria.
Allowance for Doubtful Accounts
     The Company accrues an allowance for doubtful accounts against its accounts receivable consistent with historical payment experience. Bad debt expense is included in general and administrative expense on the Company’s condensed consolidated statements of operations. Accounts receivable are written off against the allowance when the appeals process is exhausted, when an unfavorable coverage decision is received or when there is other substantive evidence that the account will not be paid. As of March 31, 2008 and December 31, 2007, the Company’s allowance for doubtful accounts was $211,000 and $133,000, respectively. Write-offs for doubtful accounts of $7,000 and $254,000 were recorded against the allowance during the three months ended March 31, 2008 and 2007, respectively. Bad debt expense was $84,000 for the three months ended March 31, 2008. Changes in the Company’s estimate of allowance for doubtful accounts resulted in a $12,000 reduction of bad debt expense for the three months ended March 31, 2007.

Research and Development Expenses
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
     The Company enters into collaboration and clinical trial agreements with clinical collaborators and records these costs as research and development expenses. The Company records accruals for estimated study costs comprised of work performed by its collaborators under contract terms.
     In June 2007, FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-3, “Accounting for Non-Refundable Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed.
     The Company adopted EITF 07-03 effective January 1, 2008 for arrangements that were entered into after that date. There was no financial statement impact as a result of adoption.
Recently Issued Accounting Pronouncements
     In February 2008, FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. The Company has elected a partial deferral of SFAS 157 under the provisions of FSP 157-2. The Company is currently evaluating the impact that SFAS 157 will have on its financial condition and results of operations when the standard is applied to non-financial assets and non-financial liabilities beginning January 1, 2009.
     In November 2007, FASB ratified EITF No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in a collaborative arrangement and third parties. EITF 07-1 is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The Company is currently evaluating the impact that EITF 07-01 will have on its financial condition and results of operations when the standard is applied beginning January 1, 2009.
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

	Three Months Ended
	March 31,
	2008	2007
	(In thousands, except share and per
	share amounts)
	(Unaudited)
Net loss	$(6,634)	$(6,850)

Weighted-average net common shares outstanding for basic and diluted loss per common share	28,217,160	24,561,164

Basic and diluted net loss per share	$(0.24)	$(0.28)

Outstanding dilutive securities not included in diluted net loss per share calculation:
Options to purchase common stock	3,841,521	3,016,944

     Comprehensive Loss
     The Company reports comprehensive loss and its components as part of total stockholders’ equity.

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
	(Unaudited)
Net loss	$(6,634)	$(6,850)
Unrealized gain (loss) on available-for-sale securities	61	(4)

Comprehensive loss	$(6,573)	$(6,854)

Note 3. Public Offering of Common Stock
     On May 25, 2007, the Company closed an underwritten public offering of 3,450,000 shares of common stock at $15.50 per share pursuant to the Company’s shelf registration statement on Form S-3. Net proceeds from the offering after deducting underwriting discounts, commissions and expenses were $49.7 million. Entities affiliated with Julian Baker, an outside director and a principal stockholder of the Company, purchased 1,000,000 shares of the Company’s common stock in this offering. As of March 31, 2008, the Company had approximately $46.5 million of securities available for sale under the shelf registration statement.
Note 4. Commercial Technology and Licensing Agreements
     The Company is a party to various agreements under which it licenses technology on a nonexclusive basis in the field of human diagnostics. Access to these licenses enables the Company to process its laboratory tests for Oncotype DX. The Company recognized costs recorded under these agreements of $1.7 million and $1.1 million for the three months ended March 31, 2008 and 2007, respectively, which were included in cost of product revenues.
Note 5. Commitments
     Notes Payable
     In March 2005, the Company entered into an arrangement to finance the acquisition of laboratory and office equipment, computer hardware and software and leasehold improvements. In connection with this arrangement, the Company granted the lender a security interest in the assets purchased with the borrowed amounts. The Company can prepay all, but not part of, the amounts outstanding under the arrangement so long as the Company also pays a 5% premium on the outstanding principal balance. This premium will be reduced to 4% in April 2008. As of March 31, 2008, the outstanding notes payable principal balance under this arrangement was $4.0 million at annual interest rates ranging from 10.23% to 11.30%, depending on the applicable note. According to the terms of the arrangement, the Company is required to notify the lender if there is a material adverse change in its financial condition, business or operations. The Company believes it has complied with all the material covenants of the financing arrangement during the three months ended March 31, 2008.
     As of March 31, 2008, the Company’s aggregate commitments under its financing arrangement were as follows:

Annual
Payments
(In thousands)
(Unaudited)
Years Ending December 31,
2008	$2,267
2009	1,934
2010	238

Total minimum payments	4,439
Less: interest portion	(394)

Present value of net minimum payments	4,045
Less: current portion of obligations	(2,665)

Long-term obligations	$1,380

     Lease Obligations
     In September 2005, the Company entered into a non-cancelable lease directly with the facility owner for 48,000 square feet of laboratory and office space that the Company currently occupies in Redwood City, California. The lease expires in February 2012 and includes lease incentive obligations of $834,000 that are being amortized on a straight-line basis over the life of the lease. In connection with this lease, the Company was required to secure a $500,000 letter of credit, which is classified as restricted cash on its condensed consolidated balance sheets.
     In January 2007, the Company entered into a non-cancelable lease for an additional 48,000 square feet of laboratory and office space in a nearby location. The lease expires in February 2012 and includes lease incentive obligations totaling $283,000 that are being amortized on a straight-line basis over the life of the lease. In connection with this lease, the Company paid a $151,000 cash security deposit, which is included in other assets on its condensed consolidated balance sheets.
     Future non-cancelable commitments under these operating leases at March 31, 2008 were as follows:

Annual
Payments
(In thousands)
(Unaudited)
Years Ending December 31,
2008	$1,036
2009	1,520
2010	1,634
2011	1,723
2012	290

Total minimum payments	$6,203

     Clinical Collaborator Costs
     The Company has entered into a variety of collaboration and specimen transfer agreements relating to its development efforts. Certain agreements contain provisions for royalties from inventions resulting from these collaborations.
     At March 31, 2008, future fixed annual payments, exclusive of royalty payments, relating to the launch and commercialization of Oncotype DX totaled $1.4 million and were payable as follows:

Annual
Payments
(In thousands)
(Unaudited)
January 2009	475
January 2010	475
January 2011	475

Total	$1,425

     These payments are recorded in cost of product revenues as license fees. Expense is recorded ratably over the year before the relevant payment is made. If at any time the Company discontinues the sale of commercial products or services resulting from the collaboration, no future annual payments will be payable and the Company will have no further obligation under the agreement. If the Company’s cash balance is less than $5.0 million on the due date of any of the annual payments, the Company may be able to defer any current annual payment due for a period of up to 12 months.
     In addition, the Company has secured certain options and rights relating to any joint inventions arising out of the collaborations.
Note 6. Stock-Based Compensation
     The Company uses the Black-Scholes option valuation model to value stock options under Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). The Company recorded stock-based compensation expense of $2.3 million and $1.3 million for the three months ended March 31, 2008 and 2007, respectively. Stock-based compensation expense was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The following table presents the impact of the adoption of SFAS 123R on selected statements of operations line items for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
	(Unaudited)
Cost of product revenues	$115	$79
Research and development	735	393
Selling and marketing	630	356
General and administrative	777	456

Total stock-based compensation expense	$2,257	$1,284

     Stock-based compensation expense resulting from the adoption of SFAS 123R represents expense related to stock options granted on or after January 1, 2006, as well as stock options granted prior to, but not yet vested as of, January 1, 2006. As of March 31, 2008, total unrecognized compensation expense related to unvested stock options, net of estimated forfeitures, was $20.4 million. The Company expects to recognize this expense over a weighted-average period of 41 months.
     Valuation Assumptions
     Option valuation models require the input of highly subjective assumptions that can vary over time. As of January 2008, expected volatility is based on the historical volatility of the Company’s common stock. Prior to January 2008, the Company’s expected volatility was based primarily on comparable peer data because the Company’s common stock had been publicly traded for less than two years. The expected life of options granted is estimated based on historical option exercise data and assumptions related to unsettled options. The risk-free interest rate is estimated using published rates for U.S. Treasury securities with a remaining term approximating the expected life of the options granted. The Company uses a dividend yield of zero as it has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future. The Company granted 43,600 and 159,455 employee stock options for the three months ended March 31, 2008 and 2007, respectively. The weighted-average fair values and the assumptions used in calculating such values for stock options granted during these periods were as follows:

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
Expected volatility	60%	65%
Risk-free interest rate	2.87%	4.54%
Expected life of options in years	5.86	5.5
Weighted-average fair value	$12.01	$12.39
     Stock Options Exercised
     For the three months ended March 31, 2008, the Company issued 63,230 shares of common stock in connection with the exercise of stock options with a weighted-average exercise price of $5.76 per share and total intrinsic value of $364,000. For the three months ended March 31, 2007, the Company issued 22,181 shares of common stock in connection with the exercise of stock options with a weighted-average exercise price of $3.52 per share and total intrinsic value of $78,000.
Note 7. Fair Value Measurements
     On January 1, 2008, the Company adopted the provisions of SFAS 157 for its financial assets and liabilities. As permitted by FSP 157-2, the Company elected to defer the adoption of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in its financial statements on a recurring basis (at least annually), until January 1, 2009. SFAS 157 provides a framework for measuring fair value under GAAP and requires expanded disclosures regarding fair value measurements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability, or an exit price, in the principal or most advantageous market for that asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices in active markets for identical assets or liabilities.
Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
     The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis at March 31, 2008 by level within the fair value hierarchy. The Company did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis at March 31, 2008. As required by SFAS 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and considers factors specific to the asset or liability:

	Actively Quoted
	Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	Balance at
	Level 1	Level 2	Level 3	March 31, 2008
	(In thousands)
	(Unaudited)
As of March 31, 2008:
Assets
Money market deposits	$7,143	$—	$—	$7,143
U.S. Treasury securities	—	2,749	—	2,749
Debt securities of U.S. government sponsored agencies	—	41,679	—	41,679
Commercial paper	—	10,175	—	10,175
Corporate bonds	—	2,654	—	2,654
Note 8. Income Tax
     The Company has not recognized a provision for income taxes for any of the periods presented because the Company has had net operating losses since inception.
     The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) effective January 1, 2007. The Company did not recognize any adjustment to its liability for uncertain tax positions as a result of the implementation of FIN 48, and therefore did not record any cumulative adjustment to retained earnings. The Company had $413,000 of unrecognized tax benefits as of March 31, 2008. The Company does not anticipate a material change in its unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.
     The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense when and if incurred. As of March 31, 2008, the Company had not recognized any tax-related penalties or interest in its consolidated balance sheets or statements of operations. All tax years from 2001 forward remain subject to future examination by tax authorities.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our expectation that, for the foreseeable future, substantially all of our revenues will be derived from Oncotype DX; the factors we believe to be driving demand for Oncotype DX and our ability to sustain such demand; our expectation that our research and development expense levels will remain high as we seek to increase the clinical utility of Oncotype DX and develop new tests; our expectation that our general and administrative and sales and marketing expenses will increase and our anticipated uses of those funds; our expectations regarding capital expenditures; the factors that may impact our financial results; the extent and duration of our net losses; our ability to comply with the requirements of being a public company; our ability to attract and retain experienced personnel; the impact changes in healthcare policy or regulation could have on our business; the adequacy of our product liability insurance; our ability to recognize revenues other than on a cash basis and when we expect we will recognize a majority of revenues upon providing tests; the level of investment in our sales force; the capacity of our commercial laboratory to process tests and our expectations regarding future capacity; our dependence on collaborative relationships and the success of those relationships; whether any tests will result from our collaborations; our business strategy and our ability to achieve our strategic goals; our belief that multi-gene analysis provides better analytical information; our belief regarding the timing of a clinical validation study and a potential test for colon cancer; our expectations regarding clinical development processes future tests may follow; the applicability of clinical results to actual outcomes; our estimates and assumptions with respect to disease incidence; the ability of our test to impact treatment decisions; our beliefs regarding the benefits of a report specific to N+ patients; our beliefs regarding the benefits of individual gene reporting; our plans with respect to potential tests for ductal carcinoma in situ, or other cancers or for patients treated with aromatase inhibitors or other treatments; the economic benefits of our test to the healthcare system; our compliance with federal, state and foreign regulatory requirements; our expectations regarding levels of product revenues; how we intend to spend our existing cash and cash equivalents and how long we expect our existing cash to last; our expected future sources of cash; our plans to borrow additional amounts under existing or new financing arrangements; the potential impact resulting from the regulation of Oncotype DX by the U.S. Food and Drug Administration, or FDA, and our belief that Oncotype DX is properly regulated under the Clinical Laboratory Improvement Amendments of 1988, or CLIA; the impact of new or changing regulation or legislation on our business; our plans to pursue reimbursement on a case-by-case basis; our ability, and expectations as to the amount of time it will take, to achieve successful reimbursement from third-party payors and government insurance programs; our beliefs regarding Palmetto's coverage of our test; our intent to enter into additional foreign distribution arrangements; the benefits of our technology platform; our beliefs regarding our competitive benefits; the factors that we believe will drive the establishment of coverage policies; the impact of changing interest rates; the amount of future revenues that we may derive from Medicare patients or categories of patients; our success in increasing patient and physician demand as a result of our direct sales approach; plans for enhancements of Oncotype DX to address different patient populations of breast cancer or to report single gene results; plans for, and the timeframe for the development or commercial launch of, future tests addressing different patient populations or other cancers; the occurrence, timing, outcome or success of clinical trials; our intellectual property and our strategies regarding filing additional patent applications to strengthen our intellectual property rights; our belief that we are in material compliance with our financial covenants; our beliefs regarding our unrecognized tax benefits; the impact of accounting pronouncements and our critical accounting policies, estimates, models and assumptions on our financial results; our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing; and anticipated trends and challenges in our business and the markets in which we operate.
     Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A of this report, as well as our ability to develop and commercialize new products; the risk of unanticipated delays in research and development efforts; the risk that we may not obtain reimbursement for our existing test and any future tests we may develop; the risks and uncertainties associated with the regulation of our test by FDA; our ability to compete against third parties; our ability to successfully respond to rapid growth; our ability to obtain capital when needed; and our history of operating losses. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to update any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
     In this report, all references to “Genomic Health,” “we,” “us,” or “our” mean Genomic Health, Inc.
     Genomic Health, the Genomic Health logo, Oncotype, Oncotype DX and Recurrence Score are trademarks or registered trademarks of Genomic Health, Inc. We also refer to trademarks of other corporations and organizations in this report.
Business Overview
     We are a life science company focused on the development and commercialization of genomic-based clinical diagnostic tests for cancer that allow physicians and patients to make individualized treatment decisions. Our first test, Oncotype DX, was launched in 2004 and has been shown to predict the likelihood of breast cancer recurrence and the likelihood of chemotherapy benefit in a large portion of early-stage breast cancer patients. All tumor samples are sent to our laboratory in Redwood City, California for analysis. Upon generation and delivery of a Recurrence Score report to the physician, we generally bill third-party payors for Oncotype DX. Effective June 1, 2007, we increased the list price of our test from $3,460 to $3,650.
     Adoption and Reimbursement
     For the three months ended March 31, 2008, more than 9,150 test reports were delivered for use in treatment planning, compared to more than 5,450 test reports for the three months ended March 31, 2007. As of March 31, 2008, more than 55,000 test reports had been delivered for use in treatment planning. We believe increased demand resulted from the inclusion of Oncotype DX in the clinical practice guidelines of the American Society of Clinical Oncologists, or ASCO, and the National Comprehensive Cancer Network, or NCCN, continued publication of peer-reviewed articles on studies we sponsored, conducted or collaborated on that support the use and reimbursement of Oncotype DX, clinical presentations at major symposia, and our ongoing commercial efforts. However, this increased demand is not necessarily indicative of future growth rates, and we cannot assure you that this level of increased demand can be sustained or that publication of articles, future appearances or presentations at medical conferences or increased commercial efforts will have a similar impact on demand for Oncotype DX. We believe that each year we may experience slower growth in demand for our test in the second and third calendar quarters, which may be attributed to physicians, surgeons and patients scheduling vacations during this time. As of March 31, 2008, our laboratory had the capacity to process up to 12,000 tests per quarter.
     We have recently expanded the clinical utility of Oncotype DX. In February 2008, we introduced quantitative gene expression reporting for estrogen receptor, or ER, and progesterone receptor, or PR, genes with the Oncotype DX Recurrence Score report to provide additional information for clinical decision making. We believe that reporting individual gene scores in addition to the Recurrence Score result may have utility in predicting outcomes for specific therapies or disease subtypes. At the December 2007 San Antonio Breast Cancer Symposium, we presented results from a study suggesting that Oncotype DX may be useful in predicting survival without disease recurrence and the benefit of chemotherapy for node positive, or N+, patients, in addition to patients with node negative, or N-, estrogen receptor positive, or ER+, breast cancer. As a result, we have experienced an increase in usage of Oncotype DX for N+ patients. However, most of our existing reimbursement coverage is specifically for women with early-stage N-, ER+ breast cancer. We may not be able to obtain reimbursement coverage for Oncotype DX for breast cancer patients with N+, ER+ disease.

     As of March 31, 2008, Cigna HealthCare, Humana, Inc., Health Net, Inc., United HealthCare Insurance Company, Aetna, Inc., Kaiser Foundation Health Plan, Inc. and National Heritage Insurance Company, or NHIC, the local Medicare carrier for California with jurisdiction for claims submitted by us for Medicare patients, have issued positive coverage determinations for Oncotype DX for patients with N-, ER+ disease. WellPoint, Inc. adopted an expanded policy covering Oncotype DX for the majority of women diagnosed with N-, ER+ breast cancer. In January 2008, Medi-Cal, our first Medicaid payor, established a policy covering our test. In addition, a number of regional payors, including many regional Blue Cross and Blue Shield providers, have issued policies supporting reimbursement for Oncotype DX. As of May 2008, approximately 80% of all U.S. insured lives were covered by health plans that provide reimbursement for Oncotype DX through contracts, agreements or policy decisions.
     In late 2007, the Centers for Medicare and Medicaid Services, or CMS, announced that Palmetto Government Benefits Administrators, or Palmetto, will be replacing NHIC as the California Medicare administrative contractor with jurisdiction for all claims submitted in California to Medicare. Medicare claims processing responsibility will transition from NHIC to Palmetto over the next several months with Palmetto expected to assume full responsibility by October 2008. It is possible that Palmetto could adopt different coverage or payment policies from those of NHIC, and its policies may not include reimbursement for Oncotype DX or may provide for reimbursement on different terms than are presently in effect.
     Product Pipeline
     We are conducting studies with the goal of continuing to expand the clinical utility of Oncotype DX in breast cancer. We are investigating the utility of Oncotype DX in patients with ductal carcinoma in situ, or DCIS, which generally refers to a pre-invasive tumor with reduced risk of recurrence. We plan to evaluate the use of the Oncotype DX gene panel and also seek to identify other genes that may be used for treatment planning in DCIS. We are also conducting studies of Oncotype DX with clinical samples from post-menopausal women with N-, ER+ breast cancer who were treated with aromatase inhibitors.
     We continue to conduct research and development studies in a variety of cancers other than breast cancer. For example, we have now selected a final set of genes that have been observed to be statistically significantly correlated to clinical outcome in colon cancer, which is now undergoing analytical validation. We expect to begin a clinical validation study for colon cancer in the second half of 2008. In addition, we initiated a collaboration with Pfizer for the development of a genomic test to estimate the risk of recurrence following surgery for patients with Stage I-III renal carcinoma, clear cell type, which is the most common type of kidney cancer in adults.
Critical Accounting Policies and Significant Judgments and Estimates
     This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from those estimates under different assumptions or conditions.
     We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements.
     Revenue Recognition
     Our product revenues for tests performed are recognized when the following revenue recognition criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Criterion (1) is satisfied when we have an agreement or contract with the payor in place, or when the payor has issued a policy addressing reimbursement for our Oncotype DX test. Criterion (2) is satisfied when we perform the test and generate and deliver a Recurrence Score report to the physician. We exercise judgment in determining when criteria (3) and (4) are satisfied. We assess whether the fee is fixed or determinable based on the nature of the fee charged for products or services delivered and contractual agreements entered into. When evaluating collectibility under any contract or agreement,, we consider whether we can reliably estimate a payor’s individual payment patterns based upon payment history. Product revenues where all criteria set forth above are not met are recognized when cash is received from the payor.
     Contract revenues are generally derived from studies conducted with biopharmaceutical and pharmaceutical companies and are recognized on a contract-specific basis. Under certain contracts, our input, measured in terms of full-time equivalent level of effort or running a set of assays through our laboratory under a contractual protocol, triggers payment obligations and revenues are recognized as costs are incurred or assays are processed. We may exercise judgment when estimating full-time equivalent level of effort and time to project completion.

Allowance for Doubtful Accounts
     We accrue an allowance for doubtful accounts against our accounts receivable consistent with historical payment experience. Bad debt expense is included in general and administrative expense on our consolidated statements of operations. Accounts receivable are written off against the allowance when the appeals process is exhausted, when an unfavorable coverage decision is received or when there is other substantive evidence that the account will not be paid. As of March 31, 2008 and December 31, 2007, our allowance for doubtful accounts was $211,000 and $133,000, respectively. Write-offs for doubtful accounts of $7,000 and $254,000 were recorded against the allowance during the three months ended March 31, 2008 and 2007, respectively. Bad debt expense was $84,000 for the three months ended March 31, 2008. Changes in our allowance for doubtful accounts resulted in a $12,000 reduction of bad debt expense for the three months ended March 31, 2007.
Research and Development Expenses
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
     All potential future product programs outside of breast and colon cancer are in the research or early development phase. The expected time frame in which a test for one of these other cancers can be brought to market is uncertain given the technical challenges and clinical variables that exist between different types of cancers. We do not generally record or maintain information regarding costs incurred in research and development on a program or project specific basis, including activities performed under contracts with biopharmaceutical and pharmaceutical companies. Our research and development staff and associated infrastructure resources are deployed across several programs. Many of our costs are thus not attributable to individual programs. As a result, we are unable to determine the duration and completion costs of our research and development programs or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product.

Stock-based Compensation Expense
     Under the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, or SFAS 123R, our employee stock-based compensation is estimated at the date of grant based on the fair value of the award using the Black-Scholes option-pricing model and is recognized as expense ratably over the requisite service period. The application of SFAS 123R requires significant judgment and the use of estimates, particularly surrounding assumptions used in determining fair value. The Black-Scholes valuation method requires the use of estimates such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value stock-based compensation. We have limited historical evidence with respect to developing these assumptions. As of January 2008, expected volatility was based on the historical volatility of our common stock. Prior to January 2008, expected volatility was based primarily on comparable peer data because our common stock had been publicly traded for less than three years. The expected life of options is estimated based on historical option exercise data and assumptions related to unsettled options. Expected option forfeiture rates are based on historical data, and compensation expense is adjusted for actual results.
     As required under SFAS 123R, we review our valuation assumptions on an ongoing basis, and, as a result, our valuation assumptions used to value employee stock-based awards granted in future periods may change. See Note 6, “Stock-Based Compensation,” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
Results of Operations
     Three Months Ended March 31, 2008 and 2007
     We recorded a net loss of $6.6 million for the three months ended March 31, 2008 compared to a net loss of $6.9 million for the three months ended March 31, 2007. On a basic and diluted per share basis, net loss was $0.24 for the three months ended March 31, 2008 compared to $0.28 for the three months ended March 31, 2007.
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

	For the Three Months
	Ended March 31,
	2008	2007
	(In thousands)
Product revenues	$23,356	$13,146
Contract revenues	84	942

Total revenues	$23,440	$14,088

     Total revenues increased to $23.4 million for the three months ended March 31, 2008 from $14.1 million for the three months ended March 31, 2007. Product revenues from Oncotype DX increased to $23.3 million for the three months ended March 31, 2008 from $13.1 million for the three months ended March 31, 2007. This increase was due primarily to increased adoption, reflected by a 68% increase in test volume period over period, and expanded reimbursement coverage, resulting in an increase in the amount recognized per test. Approximately $11.6 million, or 50%, of product revenue for the three months ended March 31, 2008 was recorded on an accrual basis and recognized at the time the test results were delivered, reflecting established payment patterns for payors with coverage policies in place, compared to $4.6 million, or 35%, of product revenues for the three months ended March 31, 2007. For both periods, the balance of product revenue was recognized upon cash collection as payments were received.
     Product revenue from Medicare, which was recorded on an accrual basis, was $5.7 million, or 24%, of product revenue for the three months ended March 31, 2008, compared to $3.2 million, or 25%, of product revenue for the three months ended March 31, 2007.
     Contract revenues were $84,000 for the three months ended March 31, 2008 compared to $942,000 for the three months ended March 31, 2007. Contract revenues for the three months ended March 31, 2007 included a one-time payment of $712,000 for tissue sample processing costs related to our ongoing work with Bristol-Myers Squibb and ImClone Systems and $168,000 from our collaboration with sanofi-Aventis and the Eastern Cooperative Oncology Group.
     We expect that our product revenues will increase as we process more tests due to increased adoption of and reimbursement for Oncotype DX related to the inclusion of Oncotype DX in ASCO and NCCN clinical guidelines and the results of recent N+ clinical studies. We expect that our contract revenues will continue to fluctuate based on the number and timing of studies being conducted.

     Cost of Product Revenues

	For the Three Months
	Ended March 31,
	2008	2007
	(In thousands)
Tissue sample processing costs	$4,065	$2,711
Stock-based compensation	115	79

Total tissue sample processing costs	$4,180	$2,790
License fees	1,704	1,057

Total cost of product revenues	$5,884	$3,847

     Cost of product revenues represents the cost of materials, direct labor, equipment and infrastructure expenses associated with processing tissue samples (including histopathology, anatomical pathology, paraffin extraction, reverse transcription polymerase chain reaction, or RT-PCR, quality control analyses and shipping charges to transport tissue samples) and license fees. Infrastructure expenses include allocated facility occupancy and information technology costs. Costs associated with performing our test are recorded as tests are processed. Costs recorded for tissue sample processing represent the cost of all the tests processed during the period regardless of whether revenue was recognized with respect to that test. License fees for royalties due on product revenues and contractual obligations are recorded in cost of product revenues at the time product revenues are recognized or in accordance with other contractual obligations. License fees represent a significant component of our cost of product revenues and are expected to remain so for the foreseeable future.
     Cost of product revenues increased to $5.9 million for the three months ended March 31, 2008 from $3.8 million for the three months ended March 31, 2007. Test volume increased 68% period over period, driving the $1.4 million, or 50%, increase in tissue sample processing costs. The $647,000 increase in license fees included higher royalties due to an increase of $10.2 million, or 78%, in product revenues recognized. We expect the cost of product revenues to increase as we continue to process more tests.
     Research and Development Expenses

	For the Three Months
	Ended March 31,
	2008	2007
	(In thousands)
Personnel-related expenses	$3,750	$2,540
Stock-based compensation	735	393
Collaboration expenses	76	684
Infrastructure and all other costs	1,844	1,553

Total research and development expenses	$6,405	$5,170

     Research and development expenses increased to $6.4 million for the three months ended March 31, 2008 from $5.2 million for the three months ended March 31, 2007. The $1.2 million increase in research and development expenses was primarily due to a $1.2 million increase in personnel-related expenses, a $342,000 increase in stock-based compensation and a $291,000 increase in infrastructure and other expenses, partially offset by a $608,000 decrease in collaboration expenses related to the timing of our clinical research projects. We expect that our research and development expenses will continue to increase as we increase investment in our product pipeline for a variety of cancers, including cancers other than breast and colon.
     Selling and Marketing Expenses

	For the Three Months
	Ended March 31,
	2008	2007
	(In thousands)
Personnel-related expenses	$5,858	$3,794
Stock-based compensation	630	356
Promotional and marketing materials	2,881	1,987
Travel, meetings and seminars	1,676	1,277
Infrastructure and all other costs	1,322	739

Total sales and marketing expenses	$12,367	$8,153

     Our selling and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses associated with Oncotype DX and infrastructure expenses, including allocated facility occupancy and information technology costs. These expenses include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding our genomic technologies, how our Oncotype DX test was developed and validated and the value of the quantitative information that Oncotype DX provides. Selling and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation and dissemination of our scientific and economic publications related to Oncotype DX.
     Selling and marketing expenses increased to $12.4 million for the three months ended March 31, 2008 from $8.2 million for the three months ended March 31, 2007. The $4.2 million increase in selling and marketing expenses was due to a $2.1 million increase in personnel-related expenses, due mostly to the expansion of our domestic field sales and support organization, an $894,000 increase in promotional field and marketing materials, a $583,000 increase in infrastructure expenses, including facilities expansion, $399,000 in higher travel-related expenses primarily associated with field personnel and a $274,000 increase in stock-based compensation. Of the $2.1 million increase in personnel-related expenses, $1.5 million was due to higher salaries and other expenses related to an increase in the number of selling and marketing personnel, and $630,000 was due to higher commissions and bonus payments related to increased personnel and increased product revenues. We expect that selling and marketing expenses will continue to increase in future periods as we expand our marketing and sales programs, including ongoing physician and patient education programs.
     General and Administrative Expenses

	For the Three Months
	Ended March 31,
	2008	2007
	(In thousands)
Personnel-related expenses	$3,390	$2,221
Stock-based compensation	777	456
Professional fees and all other costs	1,739	1,412

Total general and administrative expenses	$5,906	$4,089

     Our general and administrative expenses consist primarily of personnel-related expenses and professional fees and other costs, including intellectual property defense and prosecution costs, advisory and auditing expenses, billing and collection costs, bad debt expense and other professional and administrative costs and related infrastructure expenses, including allocated facility occupancy and information technology costs.
     General and administrative expenses increased to $5.9 million for the three months ended March 31, 2008 from $4.1 million for the three months ended March 31, 2007. The $1.8 million increase in general and administrative expenses included a $1.2 million increase in personnel-related expenses due primarily to an increase in headcount period over period, a $321,000 increase in stock-based compensation and $445,000 in higher billing and collection fees paid to third-party billing and collection vendors as a result of higher revenues. We expect general and administrative expenses to continue to increase as we spend more on fees for billing and collections due to revenue growth and continue to incur other expenses associated with the growth of our business.
Interest Income
     Interest income was $621,000 for the three months ended March 31, 2008 compared to $516,000 for the year ended March 31, 2007. The increase was due to increased interest income from higher average short-term investment balances resulting from our investment of a large portion of the cash proceeds from our May 2007 public offering of common stock, partially offset by lower market yields.
Interest and Other Expense
     Interest and other expense was $133,000 for the three months ended March 31, 2008 compared to $195,000 for the three months ended March 31, 2007. The $62,000 decrease was due primarily to lower interest expense as we continued to pay down our capital equipment financing arrangements.

Liquidity and Capital Resources
     Since our inception in August 2000, we have incurred significant losses and, as of March 31, 2008, we had an accumulated deficit of $159.0 million. We have not yet achieved profitability and anticipate that we will continue to incur net losses for at least the next year. We expect that our research and development, selling and marketing and general and administrative expenses will continue to increase and, as a result, we will need to generate significant product revenue to achieve profitability.

	2008	2007
	(In thousands)
As of March 31:
Cash, cash equivalents and short-term investments	$65,367	$68,360
Working capital	59,479	63,948
For the three months ended March 31:
Cash provided by (used in):
Operating activities	(129)	(6,830)
Investing activities	(24,363)	2,983
Financing activities	(317)	(531)
Capital expenditures (included in investing activities above)	(2,608)	(1,755)
Sources of Liquidity
     At March 31, 2008, we had cash, cash equivalents and short-term investments of $65.4 million. Our cash and short-term investments are held in a variety of interest-bearing instruments including money market accounts, obligations of U.S. Government agencies and government-sponsored entities, high-grade corporate bonds and commercial paper. In accordance with our investment policy, available cash is invested in short-term, low-risk, investment-grade debt instruments.
     Historically we have financed our operations primarily through sales of our equity securities and cash received from customers. In October 2005, we completed an initial public offering and a concurrent private placement of our common stock, resulting in net proceeds of $58.5 million. In May 2007, we completed a public offering of our common stock, resulting in net proceeds of $49.7 million. Purchases of equipment and leasehold improvements have been partially financed through capital equipment financing arrangements. At March 31, 2008 and 2007, we had notes payable under these equipment financing arrangements of $4.0 million and $6.7 million, respectively.
Cash Flows
     Net cash used in operating activities was $129,000 for the three months ended March 31, 2008 compared to $6.8 million for the three months ended March 31, 2007. Net cash used in operating activities includes net loss adjusted for certain non-cash items and changes in assets and liabilities. The $6.7 million decrease in net cash used in operating activities was primarily due to the receipt of $3.7 million in advance payments for the Pfizer renal collaboration, a $1.3 million decrease in net loss excluding depreciation and stock-based compensation and a $1.7 million decrease in net cash used related to changes in assets and liabilities.
     Net cash used in investing activities was $24.4 million for the three months ended March 31, 2008, compared to net cash provided by investing activities of $3.0 million for the three months ended March 31, 2007. Our investing activities have consisted predominately of purchases and maturities of marketable securities and capital expenditures. The $27.4 million increase in net cash used in investing activities was due to a $26.6 million increase in net purchases of short-term investments as we invested a portion of the cash proceeds from our May 2007 public offering of common stock and an $853,000 increase in capital expenditures for facility expansion and improvements.
     Net cash used in financing activities was $317,000 for the three months ended March 31, 2008, compared to $531,000 for the three months ended March 31, 2007. Our financing activities include sales of our equity securities and payments on our capital equipment financing arrangements. The $214,000 decrease in net cash used in financing activities was primarily due to an increase in proceeds from the issuance of our common stock upon the exercise of employee stock options.

     Contractual Obligations
     The following summarizes our significant contractual obligations as of March 31, 2008 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
					More
		Less than			than 5
	Total	1 Year	1-3 Years	3-5 Years	Years
	(In thousands)
	(Unaudited)
Notes payable obligations	$4,439	$2,978	$1,461	$—	$—
Non-cancelable operating lease obligations	6,203	1,395	3,215	1,593	—

Total	$10,642	$4,373	$4,676	$1,593	$—

     Our notes payable obligations are for principal and interest payments on capital equipment financing. In March 2005, we entered into an arrangement to finance the acquisition of laboratory equipment, computer hardware and software, leasehold improvements and office equipment. In connection with this arrangement, we granted the lender a security interest in the assets purchased with these borrowings. We can prepay all, but not part, of the amounts owing under the arrangement so long as we also pay a 5% premium on the remaining payments. This premium was reduced to 4% in April 2008. As of March 31, 2008, notes payable under this arrangement totaled $4.0 million at annual interest rates ranging from 10.23% to 11.30%, depending upon the applicable note.
     Our non-cancelable operating lease obligations are for laboratory and office space. In January 2007, we executed an agreement to lease an additional 48,000 square feet of office space. This space is located near 48,000 square feet of laboratory and office space we occupy under a lease we entered into in September 2005. Both leases expire in February 2012.
     In addition, we are required to make a series of annual payments under one of our collaboration agreements beginning on the date that we commercially launched Oncotype DX. We are required to make payments of $475,000 in each of the years 2009 through 2011. However, because either party may terminate the agreement upon thirty days prior written notice, these payments are not included in the table above.
     We have also committed to make potential future payments to third parties as part of our collaboration agreements. Payments under these agreements generally become due and payable only upon achievement of specific project milestones. Because the achievement of these milestones is generally neither probable nor reasonably estimable, such commitments have not been included in the table above.
     Off-Balance Sheet Arrangements
     As of March 31, 2008, we have no material off-balance sheet arrangements other than the lease obligations and collaboration payments discussed above.
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
     We currently anticipate that our cash, cash equivalents and short-term investments, together with collections from Oncotype DX and amounts available under our equipment credit facility, will be sufficient to fund our operations and facilities expansion plans for at least the next 12 months. We cannot be certain that any of our reimbursement contract programs or development of future products will be successful or that we will be able to raise sufficient additional funds to see these programs through to a successful result.
     Our future funding requirements will depend on many factors, including the following:
•	the rate of progress in establishing reimbursement arrangements with third-party payors;

•	the cost of expanding our commercial and laboratory operations, including our selling and marketing efforts;

•	the rate of progress and cost of research and development activities associated with expansion of Oncotype DX for breast cancer;

•	the rate of progress and cost of research and development activities associated with products in the early development and development phase focused on cancers other than breast cancer;

•	the cost of acquiring or achieving access to tissue samples and technologies;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the effect of competing technological and market developments;

•	costs related to international expansion;

•	the cost and delays in product development as a result of any changes in regulatory oversight applicable to our products or operations; and

•	the economic and other terms and timing of any collaborations, licensing or other arrangements into which we may enter.
     Until we can generate a sufficient amount of product revenues to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations. The issuance of equity securities may result in dilution to stockholders, or may provide for rights, preferences or privileges senior to those of our holders of common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock. The terms of debt securities or borrowings could impose significant restrictions on our operations. We do not know whether additional funding will be available on acceptable terms, if at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives. In addition, we may have to work with a partner on one or more of our product or market development programs, which would lower the economic value of those programs to our company.
Recent Accounting Pronouncements
     In February 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, or FSP 157-2. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. We have elected a partial deferral of SFAS 157 under the provisions of FSP 157-2. We are currently evaluating the impact that SFAS 157 will have on our financial condition and results of operations when the standard is applied to non-financial assets and non-financial liabilities beginning January 1, 2009.
     In November 2007, FASB ratified Emerging Issues Task Force Issue No. 07-1, Accounting for Collaborative Arrangements, or EITF 07-1. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in a collaborative arrangement and third parties. EITF 07-1 is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. We are currently evaluating the impact that EITF 07-01 will have on our financial condition and results of operations when the standard is applied beginning January 1, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
     The U.S. economy continues to be affected by increased defaults on consumer sub-prime mortgages that began in 2007, which caused a tightening in the credit markets and created volatility in the capital markets. In an attempt to increase liquidity and stimulate the economy, the U.S. Government has reduced the interest rate charged to institutional borrowers. Consequently, short-term interest rates declined into the first three months of 2008 and may fluctuate in the near term in excess of historical norms.
     Our cash, cash equivalents and short-term investments totaling $65.4 million at March 31, 2008 did not include any auction preferred stock, auction rate securities or mortgage-backed investments. Based on our portfolio content and our ability to hold investments to maturity, we believe that, if market interest rates were to change immediately and uniformly by 10% from levels at March 31, 2008, the impact on the fair value of these securities or our cash flows or income would not be material.
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
     We have incurred substantial net losses since our inception. For the three months ended March 31, 2008 and 2007, we incurred net losses of $6.6 million and $6.9 million, respectively. From our inception in August 2000 through March 31, 2008, we had an accumulated deficit of $159.0 million. To date, we have not, and we may never, achieve revenues sufficient to offset expenses. We expect to devote substantially all of our resources to continue to invest in our product pipeline, including Oncotype DX and future products, and our commercial and clinical laboratory infrastructure.
     We expect to incur additional losses in the future and we may never achieve profitability. We do not expect our losses to be substantially mitigated by revenues from Oncotype DX or future products, if any, for at least the next year.

We expect to continue to incur significant research and development expenses, which may make it difficult for us to achieve profitability.
     In recent years, we have incurred significant costs in connection with the development of Oncotype DX. Our research and development expenses were $6.4 million and $5.2 million, respectively, for the three months ended March 31, 2008 and 2007. We expect our research and development expense levels to remain high and to continue to increase for the foreseeable future as we seek to expand the clinical utility of our existing test and develop new tests. As a result, we will need to generate significant revenues in order to achieve profitability. Our failure to achieve profitability in the future could cause the market price of our common stock to decline.
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
     There is uncertainty concerning third-party payor reimbursement of any test incorporating new technology, including Oncotype DX. Several entities conduct technology assessments of new medical tests and devices and provide the results of their assessments for informational purposes to other parties. These assessments may be used by third-party payors and health care providers as grounds to deny coverage for a test or procedure. Oncotype DX has in the past received negative assessments and may receive additional negative assessments in the future.
     Since each payor makes its own decision as to whether to establish a policy to reimburse our test, seeking these approvals is a time-consuming and costly process. To date, we have secured policy-level reimbursement approval from a number of third-party payors. We cannot be certain that coverage for Oncotype DX will be provided in the future by additional third-party payors or that existing reimbursement policies will remain in place.
     Under current Medicare billing rules, claims for Oncotype DX tests performed on Medicare beneficiaries who were hospital inpatients at the time the tumor tissue samples were obtained or when the test is ordered less than 14 days from discharge must be incorporated in the payment that the hospital receives for the inpatient services provided related to the patient’s breast cancer. Medicare billing rules also require hospitals to bill for the test when performed or ordered for hospital outpatients less than 14 days following the date of the hospital outpatient procedure where the tumor tissue samples were obtained. Accordingly, we are required to bill individual hospitals for tests performed during these time frames. Because we generally do not have a purchased services contract in place with these hospitals, we may not be paid for the cost of our tests or may have to pursue payment on a case-by-case basis. We believe patients coming under this rule represent approximately 3% of our total testing population. We are working with Medicare to revise or reverse these billing rules to allow us to bill for tests performed after discharge from the hospital. However, we have no assurance that Medicare will do so, and we also cannot ensure that hospitals will agree to arrangements to pay us for tests performed on patients falling under these rules.
     Insurers, including managed care organizations as well as government payors such as Medicare and Medicaid, have increased their efforts to control the cost, utilization and delivery of health care services. From time to time, Congress has considered and implemented changes in the Medicare fee schedules in conjunction with budgetary legislation. Further reductions of reimbursement for Medicare services may be implemented from time to time. Reductions in the reimbursement rates of other third-party payors have occurred and may occur in the future. These measures have resulted in reduced prices and decreased test utilization for the clinical laboratory industry.
     We have conducted clinical studies to support the use of Oncotype DX in patients with N+, ER+ breast cancer and have experienced an increase in usage for N+ patients. Most of our existing reimbursement coverage is specifically for women with early-stage N-, ER+ breast cancer. We may not be able to obtain reimbursement coverage for Oncotype DX for breast cancer patients who are N+, ER+ patients that is similar to the coverage we have obtained for early-stage N-, ER+ patients. In addition, we may not be able to obtain reimbursement coverage for any other new test or product enhancement we may develop in the future.
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
We depend on a limited number of payors for a significant portion of our product revenues and if these or other payors stop providing reimbursement or decrease the amount of reimbursement for our test, our revenues could decline.
     For the three months ended March 31, 2008 and 2007, one payor, Medicare, as administered by NHIC, accounted for 24% and 25% of our product revenues, respectively. Another payor, United HealthCare Insurance Company, accounted for 10% and 33% of our product revenues for the three months ended March 31, 2008 and 2007, respectively. NHIC is the local Medicare carrier for California with jurisdiction for claims submitted by us for Medicare patients in the United States. The responsibility for processing Medicare claims submitted by us is being transitioned from NHIC to another entity, Palmetto, which is expected to take over full responsibility for processing such claims by October 2008. We cannot assure you that this new Medicare administrative contractor will adopt the same coverage or payment policies as those adopted by NHIC. In addition, payors that currently provide reimbursement for our test may suspend, revoke or discontinue coverage at any time, or may reduce the reimbursement rates payable to us. Any such changes could have a negative impact on our revenues.
If FDA were to begin regulating our test, we could be forced to stop sales of Oncotype DX, we could experience significant delays in commercializing any future products, we could incur substantial costs and time delays associated with meeting requirements for pre-market clearance or approval or we could experience decreased demand for or reimbursement of our test.
     Clinical laboratory tests like Oncotype DX are regulated under CLIA, as administered through CMS, as well as by applicable state laws. Diagnostic kits that are sold and distributed through interstate commerce are regulated as medical devices by FDA. Clinical laboratory tests that are developed and validated by a laboratory for its own use are called laboratory developed tests, or LDTs. Most LDTs are not currently subject to FDA regulation, although reagents or software provided by third parties and used to perform LDTs may be subject to regulation. We believe that Oncotype DX is not a diagnostic kit and also believe that it is an LDT. As a result, we believe Oncotype DX should not be subject to regulation under established FDA policies. The container we provide for collection and transport of tumor samples from a pathology laboratory to our laboratory may be a medical device subject to FDA regulation but is currently exempt from pre-market review by FDA.
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
     In addition, the Secretary of the Department of Health and Human Services, or HHS, requested that its Advisory Committee on Genetics, Health and Society make recommendations about the oversight of genetic testing. Draft recommendations were published in November 2007 and were open for public comment through late December 2007, and a final report was published in April 2008. If the report’s recommendations for increased oversight of genetic testing were to result in further regulatory burdens it could have a negative impact on our business and could delay the commercialization of tests in development.
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
     We are subject to other regulation by both the federal government and the states in which we conduct our business, including:
•	Medicare billing and payment regulations applicable to clinical laboratories;

•	the federal Medicare and Medicaid Anti-kickback Law and state anti-kickback prohibitions;

•	the federal physician self-referral prohibition, commonly known as the Stark Law, and the state equivalents;

•	the federal Health Insurance Portability and Accountability Act of 1996;

•	the Medicare civil money penalty and exclusion requirements; and

•	the federal civil and criminal False Claims Act and state equivalents.
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
     We have added a second shift at our clinical laboratory facility and will need to ramp up our testing capacity as our test volume grows. We will need to continue to implement increases in scale and related processing, customer service, billing and systems process improvements, and to expand our internal quality assurance program to support testing on a larger scale. We will also need additional certified laboratory scientists and other scientific and technical personnel to process higher volumes of our tests. We cannot assure you that any increases in scale, related improvements and quality assurance will be successfully implemented or that appropriate personnel will be available. As additional products are commercialized, we will need to bring new equipment on-line, implement new systems, controls and procedures and hire personnel with different qualifications. Failure to implement necessary procedures or to hire the necessary personnel could result in higher cost of processing or an inability to meet market demand. There can be no assurance that we will be able to perform tests on a timely basis at a level consistent with demand, that our efforts to scale our commercial operations will not negatively affect the quality of our test results, or that we will be successful in responding to the growing complexity of our testing operations. If we encounter difficulty meeting market demand or quality standards for Oncotype DX or future products, our reputation could be harmed and our future prospects and our business could suffer.
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
     Prior to the inclusion of Oncotype DX in clinical guidelines, guidelines and practices regarding the treatment of breast cancer often recommended that chemotherapy be considered in most cases, including many cases in which our test might indicate that, based on our clinical trial results, chemotherapy would be of little or no benefit. Accordingly, physicians may be reluctant to order a test that may suggest recommending against chemotherapy in treating breast cancer. Moreover, our test provides quantitative information not currently provided by pathologists and it is performed at our facility rather than by the pathologist in a local laboratory, so pathologists may be reluctant to support our test. These facts may make it difficult for us to convince medical practitioners to order Oncotype DX for their patients, which could limit our ability to generate revenues and our ability to achieve profitability.
We may experience limits on our revenues if patients decide not to use our test.
     Some patients may decide not to use our test due to its price, part or all of which may be payable directly by the patient if the applicable payor denies reimbursement in full or in part. Even if medical practitioners recommend that their patients use our test, patients may still decide not to use Oncotype DX, either because they do not want to be made aware of the likelihood of recurrence or they wish to pursue a particular course of therapy regardless of test results. If only a small portion of the patient population decides to use our test, we will experience limits on our revenues and our ability to achieve profitability.
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
     As of March 31, 2008, we had two issued patents covering genes that are components of the Oncotype DX assay, one of which was issued jointly to us and to the National Surgical Adjuvant Breast and Bowel Project, or NSABP. Our pending patent applications may not result in issued patents, and we cannot assure you that our issued patent or any patents that might ultimately be issued by the U.S. Patent and Trademark Office will protect our technology. Any patents that may be issued to us might be challenged by third parties as being invalid or unenforceable, or third parties may independently develop similar or competing technology that avoids our patents. We cannot be certain that the steps we have taken will prevent the misappropriation and use of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

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
     We have received notices of claims of infringement or misuse of other parties’ proprietary rights in the past and may from time to time receive additional notices. Some of these claims may lead to litigation. We cannot assure you that we will prevail in such actions, or that other actions alleging misappropriation or misuse by us of third-party trade secrets, infringement by us of third-party patents and trademarks or the validity of our patents, will not be asserted or prosecuted against us. We may also initiate claims to defend our intellectual property. Intellectual property litigation, regardless of outcome, is expensive and time-consuming, could divert management’s attention from our business and have a material negative effect on our business, operating results or financial condition. If there is a successful claim of infringement against us, we may be required to pay substantial damages (including treble damages if we were to be found to have willfully infringed a third party’s patent) to the party claiming infringement, develop non-infringing technology, stop selling our test or using technology that contains the allegedly infringing intellectual property or enter into royalty or license agreements that may not be available on acceptable or commercially practical terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis could harm our business. In addition, revising our test to include the non-infringing technologies would require us to re-validate our test, which would be costly and time-consuming. Also, we may be unaware of pending patent applications that relate to our test. Parties making infringement claims on future issued patents may be able to obtain an injunction that would prevent us from selling our test or using technology that contains the allegedly infringing intellectual property, which could harm our business.
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
     We also face competition from many companies that offer products or have conducted research to profile genes, gene expression or protein expression in breast cancer, including Celera Genomics, a business segment of Applera Corporation, and Clarient Diagnostic Services as well as Agendia B.V., Applied Genomics, AviaraDX, Exagen, and other private companies. Commercial laboratories with strong distribution networks for diagnostic tests, such as Genzyme Corporation, Laboratory Corporation of America Holdings and Quest Diagnostics Incorporated, may become competitors. Other potential competitors include companies that develop diagnostic tests such as Bayer Diagnostics, a division of Siemens AG, Roche Diagnostics, a division of F. Hoffmann-La Roche Ltd, and Veridex LLC, a Johnson & Johnson company, as well as other companies and academic and research institutions. Our competitors may invent and commercialize technology platforms that compete with ours. In addition, in December 2005, the federal government allocated a significant amount of funding to The Cancer Genome Atlas, a project aimed at developing a comprehensive catalog of the genetic mutations and other genomic changes that occur in cancers and maintaining the information in a free public database. As more information regarding cancer genomics becomes available to the public, we anticipate that more products aimed at identifying targeted treatment options will be developed and these products may compete with ours. In addition, competitors may develop their own versions of our test in countries where we did not apply for patents or where our patents have not issued and compete with us in those countries, including encouraging the use of their test by physicians or patients in other countries.
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
     In order to rely on a third party to perform our tests, we could only use another facility with established state licensure and CLIA accreditation under the scope of which Oncotype DX could be performed following validation and other required procedures. We cannot assure you that we would be able to find another CLIA-certified facility willing to adopt Oncotype DX and comply with the required procedures, that this laboratory would be willing to perform the tests for us on commercially reasonable terms, or that it would be able to meet our quality standards. In order to establish a redundant laboratory facility, we would have to spend considerable time and money securing adequate space, constructing the facility, recruiting and training employees, and establishing the additional operational and administrative infrastructure necessary to support a second facility. We may not be able, or it may take time, to replicate our testing processes or results in a new facility. Additionally, any new clinical laboratory facility opened by us would be subject to certification under CLIA and licensed by several states, including California and New York, which can take a significant amount of time and result in delays in our ability to begin operations.
Changes in healthcare policy could subject us to additional regulatory requirements that may interrupt sales of Oncotype DX and increase our costs.
     Healthcare policy has been a subject of extensive discussion in the executive and legislative branches of the federal and many state governments. We developed our commercialization strategy for Oncotype DX based on existing healthcare policies. Changes in healthcare policy, such as changes in the FDA regulatory policy for LDTs, the creation of broad limits for diagnostic products in general or requirements that Medicare patients pay for portions of clinical laboratory tests or services received, could substantially interrupt the sales of Oncotype DX, increase costs and divert management’s attention. For example, in 1989, the U.S. Congress passed federal self-referral prohibitions commonly known as the Stark Law, significantly restricting, regulating and changing laboratories’ relationships with physicians. In addition, sales of our tests outside of the United States makes us subject to foreign regulatory requirements, which may also change over time. We cannot predict what changes, if any, will be proposed or adopted or the effect that such proposals or adoption may have on our business, financial condition and results of operations.
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
     We have established exclusive distribution networks for Oncotype DX in Israel, Japan the United Kingdom, Greece and Turkey and may enter into other similar arrangements in other countries in the future. Over the long term, we intend to grow our business internationally, and to do so we will need to attract additional distributors to expand the territories in which we sell Oncotype DX. Distributors may not commit the necessary resources to market and sell Oncotype DX to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to locate distributors in particular geographic areas, we may not realize long-term international revenue growth. Regulatory requirements, costs of doing business outside of the United States and the reimbursement process in foreign markets may also impact our revenues from international sales or impact our ability to increase international sales in the future.

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
ITEM 6. EXHIBITS

Exhibit
Number		Description
31.1		Rule 13a-14(a) Certification of Chief Executive Officer.

31.2		Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	#	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32.2	#	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENOMIC HEALTH, INC.
Date: May 12, 2008	By:	/s/ Randal W. Scott
Randal W. Scott, Ph.D.
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 12, 2008	By:	/s/ G. Bradley Cole
G. Bradley Cole
Executive Vice President, Operations and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

GENOMIC HEALTH, INC.
EXHIBIT INDEX

Exhibit
Number		Description
31.1		Rule 13a-14(a) Certification of Chief Executive Officer.

31.2		Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	#	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32.2	#	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.