Form 10-Q
period 2008-06-30
GENOMIC HEALTH INC
filed 2008-08-11
CIK 1131324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 28,307,711 as of July 31, 2008.

GENOMIC HEALTH, INC.
INDEX

PART 1: FINANCIAL INFORMATION
Item 1. Financial Statements
GENOMIC HEALTH, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,222	$39,164
Short-term investments	43,405	29,196
Accounts receivable (net of allowance for doubtful accounts; June 30, 2008 — $362, December 31, 2007 — $133)	7,360	5,089
Prepaid expenses and other current assets	4,649	3,105

Total current assets	72,636	76,554
Property and equipment, net	13,041	10,412
Restricted cash	500	500
Other assets	411	463

Total assets	$86,588	$87,929

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,913	$1,966
Accrued compensation	4,154	3,672
Accrued license fees	1,862	1,798
Accrued expenses and other current liabilities	3,595	1,948
Notes payable — current portion	2,405	2,687
Deferred revenues — current portion	1,682	337
Lease incentive obligations — current portion	364	198

Total current liabilities	15,975	12,606
Notes payable — long-term portion	940	2,039
Deferred revenues — long-term portion	2,486	671
Lease incentive obligations — long-term portion	971	629
Other liabilities	724	818
Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 5,000,000 shares authorized, none issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized, 28,286,679 and 28,181,859 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	2	2
Additional paid-in capital	228,626	223,507
Accumulated other comprehensive income (loss)	(8)	52
Accumulated deficit	(163,128)	(152,395)

Total stockholders’ equity	65,492	71,166

Total liabilities and stockholders’ equity	$86,588	$87,929

See accompanying notes.

GENOMIC HEALTH, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Product revenues	$26,327	$14,555	$49,682	$27,701
Contract revenues	1,456	135	1,541	1,077

Total revenues	27,783	14,690	51,223	28,778
Operating expenses:
Cost of product revenues	6,850	4,172	12,734	8,019
Research and development	7,322	5,224	13,728	10,394
Selling and marketing	11,827	8,740	24,194	16,893
General and administrative	6,225	4,186	12,130	8,275

Total operating expenses	32,224	22,322	62,786	43,581

Loss from operations	(4,441)	(7,632)	(11,563)	(14,803)
Interest and other income	448	612	1,069	1,128
Interest and other expense	(106)	(178)	(239)	(373)

Net loss	$(4,099)	$(7,198)	$(10,733)	$(14,048)

Basic and diluted net loss per share	$(0.15)	$(0.28)	$(0.38)	$(0.55)

Shares used in computing basic and diluted net loss per share	28,262,407	26,141,476	28,239,908	25,355,685

See accompanying notes.

GENOMIC HEALTH, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Operating activities:
Net loss	$(10,733)	$(14,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,220	1,763
Employee stock-based compensation	4,541	2,801
Non-employee stock-based compensation	1	27
Changes in assets and liabilities:
Accounts receivable, net	(2,271)	(1,171)
Prepaid expenses and other assets	(1,518)	(1,778)
Accounts payable	(53)	(1,231)
Accrued expenses and other liabilities	2,099	2,315
Deferred revenues	3,160	35
Lease incentive obligations	508	199

Net cash used in operating activities	(2,046)	(11,088)

Investing activities:
Purchases of short-term investments	(73,569)	(35,847)
Maturities of short-term investments	59,299	29,048
Purchases of property and equipment	(4,823)	(2,155)

Net cash used in investing activities	(19,093)	(8,954)

Financing activities:
Principal payments for notes payable	(1,381)	(1,239)
Proceeds from issuance of common stock	578	49,928

Net cash provided by (used in) financing activities	(803)	48,689

Net increase (decrease) in cash and cash equivalents	(21,942)	28,647
Cash and cash equivalents at the beginning of period	39,164	14,926

Cash and cash equivalents at the end of period	$17,222	$43,573

Supplemental disclosure of cash flow information:
Cash paid for interest	$230	$373
See accompanying notes.

GENOMIC HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
The Company
     Genomic Health, Inc. (the “Company”) is a life science company focused on the development and commercialization of genomic-based clinical diagnostic tests for cancer that allow physicians and patients to make individualized treatment decisions. The Company was incorporated in Delaware in August 2000. The Company’s first test, Oncotype DX, was launched in 2004 and has been shown to predict the likelihood of breast cancer recurrence and the likelihood of chemotherapy benefit in a large portion of early-stage breast cancer patients. The Company expects to continue to incur losses for at least the next year as commercial and development efforts continue.
Principles of Consolidation
     The condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiary. The Company has one wholly-owned subsidiary, Oncotype Laboratories, Inc., which was established in 2003 and is inactive.
Basis of Presentation and Use of Estimates
     The accompanying interim period condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated balance sheet as of June 30, 2008, condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007 and condensed consolidated statements of cash flows for the six months ended June 30, 2008 and 2007 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2007 has been derived from audited financial statements. However, it does not include certain information and notes required by GAAP for complete consolidated financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
     The Company adopted SFAS 157 as of January 1, 2008 for financial assets and liabilities measured at fair value. For non-financial assets and liabilities, SFAS 157 will be effective for fiscal years beginning after November 15, 2008. There was no financial statement impact as a result of adoption. See Note 7 for more information.

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
Revenue Recognition
     The Company derives its revenues from product sales and contract research arrangements. The Company operates in one industry segment. Product revenues are derived solely from the sale of the Oncotype DX test for breast cancer. The Company generally bills third-party payors for Oncotype DX upon generation and delivery of a Recurrence Score report to the physician. As such, the Company takes assignment of benefits and the risk of collection with the third-party payor. The Company usually bills the patient directly for amounts owed after multiple requests for payment have been denied or only partially paid by the insurance carrier. Oncotype DX may not be covered under third-party reimbursement policies, or coverage may be limited to patients with specific clinical attributes. Consequently, the Company pursues case-by-case reimbursement where policies are not in place or payment history has not been established.
     The Company’s product revenues for tests performed are recognized when the following revenue recognition criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Criterion (1) is satisfied when the Company has an agreement or contract with the payor in place, or when the payor has issued a policy addressing reimbursement for the Oncotype DX test. Criterion (2) is satisfied when the Company performs the test and generates and delivers a Recurrence Score report to the physician. Determination of criteria (3) and (4) is based on management’s judgments regarding whether the fee charged for products or services delivered is fixed or determinable, contractual agreements entered into, and the collectibility of those fees under any contract or agreement. When evaluating collectibility, the Company considers whether it has sufficient history to reliably estimate a payor’s individual payment patterns. Based upon at least several months of payment history, the Company reviews the number of tests paid against the number of tests billed and the payor’s outstanding balance for unpaid tests to determine whether payments are being made at a consistently high percentage of tests billed and at appropriate amounts given the contracted payment amount. To the extent all criteria set forth above are not met when test results are delivered, product revenues are recognized when cash is received from the payor.
     Prior to 2008, product revenues had largely been recognized on a cash basis because the Company had a limited number of contracts or agreements with third-party payors and limited collections experience. The Company recognizes a portion of product revenue from third-party payors, including some private payors and Medicare, on an accrual basis prospectively when the criteria described in the preceding paragraph are satisfied. For the six months ended June 30, 2008, approximately half of total product revenue recognized was recorded on an accrual basis.
     Contract revenues are generally derived from studies conducted with biopharmaceutical and pharmaceutical companies. The specific methodology for revenue recognition is determined on a case-by-case basis according to the facts and circumstances applicable to a given contract. Under certain contracts, the Company’s input, measured in terms of full-time equivalent level of effort or running a set of assays through its laboratory under a contractual protocol, triggers payment obligations, and revenues are recognized as costs are incurred or assays are processed. Certain contracts have payments that are triggered as milestones are completed, such as completion of a successful set of experiments. Milestones are assessed on an individual basis and revenue is recognized from these milestones when earned, as evidenced by acknowledgment from collaborators, provided that (1) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (2) the milestone payment is non-refundable. Where separate milestones do not meet these criteria, the Company typically defaults to a performance-based model, with revenue recognition following delivery of effort as compared to an estimate of total expected effort.
     Advance payments received in excess of revenues recognized are classified as deferred revenue until such time as the revenue recognition criteria have been met.
Allowance for Doubtful Accounts
     The Company accrues an allowance for doubtful accounts against its accounts receivable consistent with historical payment experience. Bad debt expense is included in general and administrative expense on the Company’s condensed consolidated statements of operations. Accounts receivable are written off against the allowance when the appeals process is exhausted, when an unfavorable coverage decision is received or when there is other substantive evidence that the account will not be paid. As of June 30, 2008 and December 31, 2007, the Company’s allowance for doubtful accounts was $362,000 and $133,000, respectively. Write-offs for doubtful accounts of $7,000 and $138,000 were recorded against the allowance during the three and six months ended June 30, 2008, respectively. Bad debt expense was $273,000 and $357,000 for the three and six months ended June 30, 2008, respectively.
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
     The Company adopted EITF 07-03 effective January 1, 2008 for arrangements that were entered into after that date. There was no material financial statement impact as a result of adoption.
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

Note 2. Net Loss Per Share and Comprehensive Loss
Net Loss Per Share
     Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period without consideration for potential common shares. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period and dilutive potential common shares for the period determined using the treasury-stock method. For purposes of this calculation, options to purchase common stock are considered to be potential common shares and are only included in the calculation of diluted loss per share when their effect is dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands except share and per share amounts)
	(Unaudited)
Net loss	$(4,099)	$(7,198)	$(10,733)	$(14,048)

Weighted-average net common shares outstanding for basic and diluted loss per common share	28,262,407	26,141,476	28,239,908	25,355,685

Basic and diluted net loss per share	$(0.15)	$(0.28)	$(0.38)	$(0.55)

Outstanding dilutive securities not included in diluted net loss per share calculation:
Options to purchase common stock	3,931,216	3,118,078	3,931,216	3,118,078

Comprehensive Loss
     The Company reports comprehensive loss and its components as part of total stockholders’ equity.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands except share and per share amounts)
	(Unaudited)
Net loss	$(4,099)	$(7,198)	$(10,733)	$(14,048)
Unrealized gain (loss) on available-for-sale securities	(121)	24	(60)	21

Comprehensive loss	$(4,220)	$(7,174)	$10,793	$(14,027)

Note 3. Public Offering of Common Stock
     On May 25, 2007, the Company closed an underwritten public offering of 3,450,000 shares of common stock at $15.50 per share pursuant to the Company’s shelf registration statement on Form S-3. Net proceeds from the offering after deducting underwriting discounts, commissions and expenses were $49.7 million. Entities affiliated with Julian Baker, an outside director and a principal stockholder of the Company, purchased 1,000,000 shares of the Company’s common stock in this offering. As of June 30, 2008, the Company had approximately $46.5 million of securities available for issuance under the shelf registration statement.
Note 4. Commercial Technology and Licensing Agreements
     The Company is a party to various agreements under which it licenses technology on a nonexclusive basis in the field of human diagnostics. Access to these licenses enables the Company to process its laboratory tests for Oncotype DX. The Company recognized costs recorded under these agreements of $1.9 million and $3.6 million for the three months and six months ended June 30, 2008, respectively, and $1.1 million and $2.2 million for the three and six months ended June 30, 2007, respectively, which were included in cost of product revenues.

Note 5. Commitments
     Notes Payable
     In March 2005, the Company entered into an arrangement to finance the acquisition of laboratory and office equipment, computer hardware and software and leasehold improvements. In connection with this arrangement, the Company granted the lender a security interest in the assets purchased with the borrowed amounts. The Company can prepay all, but not part of, the amounts outstanding under the arrangement so long as the Company also pays a premium ranging from 4% to 6% on the outstanding principal balance. As of June 30, 2008, the outstanding notes payable principal balance under this arrangement was $3.3 million at annual interest rates ranging from 10.23% to 11.30%, depending on the applicable note. According to the terms of the arrangement, the Company is required to notify the lender if there is a material adverse change in its financial condition, business or operations. The Company believes it has complied with all the material covenants of the financing arrangement during the six months ended June 30, 2008.
     As of June 30, 2008, the Company’s aggregate future commitments under its financing arrangement were as follows:

Annual
Payments
(In thousands)
(Unaudited)
Years Ending December 31, 2008 (remainder of the year)	$1,461
2009	1,934
2010	238

Total minimum payments	3,633
Less: interest portion	(288)

Present value of net minimum payments	3,345
Less: current portion of obligations	(2,405)

Long-term obligations	$940

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
     In January 2007, the Company entered into a non-cancelable lease for an additional 48,000 square feet of laboratory and office space in a nearby location. The lease expires in February 2012 and includes lease incentive obligations totaling $932,000 that are being amortized on a straight-line basis over the life of the lease. In connection with this lease, the Company paid a $151,000 cash security deposit, which is included in other assets on its condensed consolidated balance sheets.
     Future non-cancelable commitments under these operating leases at June 30, 2008 were as follows:

Annual
Payments
(In thousands)
(Unaudited)
Years Ending December 31, 2008 (remainder of the year)	$690
2009	1,520
2010	1,634
2011	1,723
2012	290

Total minimum payments	$5,857

     Clinical Collaborator Costs
     The Company has entered into a variety of collaboration and specimen transfer agreements relating to its development efforts. Certain agreements contain provisions for royalties from inventions resulting from these collaborations.
     At June 30, 2008, future fixed annual payments, exclusive of royalty payments, relating to the launch and commercialization of Oncotype DX totaled $1.4 million and were payable as follows:

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
Note 6. Stock-Based Compensation
     The Company uses the Black-Scholes option valuation model to value stock options to employees and outside directors under Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). Stock-based compensation expense was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The following table presents the impact of the adoption of SFAS 123R on selected statements of operations line items for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
	(Unaudited)
Cost of product revenues	$125	$106	$239	$184
Research and development	720	449	1,455	840
Selling and marketing	648	475	1,278	831
General and administrative	792	488	1,569	946

Total employee stock-based compensation expense	$2,285	$1,518	$4,541	$2,801

     Stock-based compensation expense resulting from the adoption of SFAS 123R represents expense related to stock options granted on or after January 1, 2006, as well as stock options granted prior to, but not yet vested as of, January 1, 2006. As of June 30, 2008, total unrecognized compensation expense related to unvested stock options, net of estimated forfeitures, was $23.0 million. The Company expects to recognize this expense over a weighted-average period of 38 months.
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

The risk-free interest rate is estimated using published rates for U.S. Treasury securities with a remaining term approximating the expected life of the options granted. The Company uses a dividend yield of zero as it has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future. The Company granted 154,600 and 198,200 stock options during the three and six months ended June 30, 2008, respectively, compared to 215,125 and 374,580 stock options granted during the three and six months ended June 30, 2007, respectively. The weighted-average fair values and the assumptions used in calculating such values for stock options granted during these periods were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)
Expected volatility	60.0%	60.5%	59.9%	62.4%
Risk-free interest rate	3.22%	4.66%	3.14%	4.61%
Expected life of options in years	5.74	5.76	5.77	5.65
Weighted-average fair value	$10.95	$10.37	$11.19	$11.24
     Stock Options Exercised
     For the three and six months ended June 30, 2008, the Company issued 41,590 and 104,820 shares of common stock in connection with the exercise of stock options with a weighted-average exercise price of $5.12 and $5.51 per share, respectively. For the three and six months ended June 30, 2007, the Company issued 88,402 and 110,583 shares of common stock in connection with the exercise of stock options with a weighted-average exercise price of $1.66 and $2.03 per share, respectively.
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
     The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis at June 30, 2008 by level within the fair value hierarchy. The Company did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis at June 30, 2008. As required by SFAS 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and considers factors specific to the asset or liability:

	Actively Quoted
	Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	Balance at
	Level 1	Level 2	Level 3	June 30, 2008
	(In thousands)
	(Unaudited)
As of June 30, 2008:
Assets
Money market deposits	$5,826	$—	$—	$5,826
U.S. Treasury securities	—	1,003	—	1,003
Debt securities of U.S. government sponsored agencies	—	35,468	—	35,468
Commercial paper	—	12,459	—	12,459
Corporate bonds	—	3,805	—	3,805
Note 8. Income Tax
     The Company has not recognized a provision for income taxes for any of the periods presented because the Company has had net operating losses since inception.
     The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) effective January 1, 2007. The Company did not recognize any adjustment to its liability for uncertain tax positions as a result of the implementation of FIN 48, and therefore did not record any cumulative adjustment to retained earnings. The Company had $413,000 of unrecognized tax benefits as of June 30, 2008. The Company does not anticipate a material change in its unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.
     The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense when and if incurred. As of June 30, 2008, the Company had not recognized any tax-related penalties or interest in its consolidated balance sheets or statements of operations. All tax years from 2001 forward remain subject to future examination by tax authorities.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our expectation that, for the foreseeable future, substantially all of our revenues will be derived from Oncotype DX; the factors we believe to be driving demand for Oncotype DX and our ability to sustain such demand; our expectation that our research and development expense levels will remain high as we seek to increase the clinical utility of Oncotype DX and develop new tests; our expectation that our general and administrative and sales and marketing expenses will increase and our anticipated uses of those funds; our expectations regarding capital expenditures; the factors that may impact our financial results; the extent and duration of our net losses; our ability to comply with the requirements of being a public company; our ability to attract and retain experienced personnel; the impact changes in healthcare policy or regulation could have on our business; the adequacy of our product liability insurance; our ability to recognize revenues other than on a cash basis; the level of investment in our sales force; the capacity of our commercial laboratory to process tests and our expectations regarding future capacity; our dependence on collaborative relationships and the success of those relationships; whether any tests will result from our collaborations; our business strategy and our ability to achieve our strategic goals; our belief that multi-gene analysis provides better analytical information than traditional methods; our belief regarding the timing of a clinical validation study and a potential test for colon cancer; our expectations regarding clinical development processes future tests may follow; the applicability of clinical results to actual outcomes; our estimates and assumptions with respect to disease incidence; the ability of our test to impact treatment decisions; our beliefs regarding the benefits of a report specific to N+ patients; our beliefs regarding the benefits of individual gene reporting and other enhancements to Oncotype DX and the timing of any such enhancements; our plans with respect to potential tests for ductal carcinoma in situ, or other cancers or for patients treated with aromatase inhibitors or other treatments; the economic benefits of our test to the healthcare system; our compliance with federal, state and foreign regulatory requirements; our expectations regarding levels of product and contract revenues; how we intend to spend our existing cash and cash equivalents and how long we expect our existing cash to last; our expected future sources of cash; our plans to borrow additional amounts under existing or new financing arrangements; the potential impact resulting from the regulation of Oncotype DX by the U.S. Food and Drug Administration, or FDA, and our belief that Oncotype DX is properly regulated under the Clinical Laboratory Improvement Amendments of 1988, or CLIA; the impact of new or changing regulation or legislation on our business; our plans to pursue reimbursement on a case-by-case basis; our ability, and expectations as to the amount of time it will take, to achieve successful reimbursement from third-party payors and government insurance programs; our beliefs regarding Palmetto’s coverage of our test; our intent to expand our investment in foreign markets, including both direct investment and additional foreign distribution arrangements; the benefits of our technology platform; our beliefs regarding our competitive benefits; the factors that we believe will drive the establishment of coverage policies; the impact of changing interest rates; the amount of future revenues that we may derive from Medicare patients or categories of patients; our success in increasing patient and physician demand as a result of our direct sales approach; plans for enhancements of Oncotype DX to address different patient populations of breast cancer or to report single gene results; plans for, and the timeframe for the development or commercial launch of, future tests addressing different patient populations or other cancers; the occurrence, timing, outcome or success of clinical trials or studies; our intellectual property and our strategies regarding filing additional patent applications to strengthen our intellectual property rights; our belief that we are in material compliance with our financial covenants; our beliefs regarding our unrecognized tax benefits; the impact of accounting pronouncements and our critical accounting policies, estimates, models and assumptions on our financial results; our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing; and anticipated trends and challenges in our business and the markets in which we operate.
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
Business Overview
     We are a life science company focused on the development and commercialization of genomic-based clinical diagnostic tests for cancer that allow physicians and patients to make individualized treatment decisions. Our first test, Oncotype DX, was launched in 2004 and has been shown to predict the likelihood of breast cancer recurrence and the likelihood of chemotherapy benefit in a large portion of early-stage breast cancer patients. All tumor samples are sent to our laboratory in Redwood City, California for analysis. Upon generation and delivery of a Recurrence Score report to the physician, we generally bill third-party payors for Oncotype DX. Effective July 1, 2008, we increased the list price of our test from $3,650 to $3,820.
     Adoption and Reimbursement
     For the three and six months ended June 30, 2008, more than 9,690 and 18,850 test reports were delivered for use in treatment planning, respectively, compared to more than 5,750 and 11,200 test reports for the three and six months ended June 30, 2007, respectively. As of June 30, 2008, more than 65,000 test reports had been delivered for use in treatment planning. We believe increased demand resulted from the inclusion of Oncotype DX in the clinical practice guidelines of the American Society of Clinical Oncologists, or ASCO, and the National Comprehensive Cancer Network, or NCCN, continued publication of peer-reviewed articles on studies we sponsored, conducted or collaborated on that support the use and reimbursement of Oncotype DX, clinical presentations at major symposia, and our ongoing commercial efforts. However, this increased demand is not necessarily indicative of future demand, and we cannot assure you that this level of increased demand can be sustained or that publication of articles, future appearances or presentations at medical conferences or increased commercial efforts will have a similar impact on demand for Oncotype DX. We believe that each year we may experience slower demand for our test in the second and third calendar quarter, which may be attributed to physicians, surgeons and patients scheduling vacations during this time. As of June 30, 2008, our laboratory had the capacity to process up to 13,000 tests per quarter.
     We have recently expanded the clinical utility of Oncotype DX. In February 2008, we introduced quantitative gene expression reporting for estrogen receptor, or ER, and progesterone receptor, or PR, genes with the Oncotype DX Recurrence Score report to provide additional information for clinical decision making. We believe that reporting individual gene scores in addition to the Recurrence Score result may have utility in predicting outcomes for specific therapies or disease subtypes. In June 2008, the Journal of Clinical Oncology published results of a study demonstrating the utility of Oncotype DX in measuring gene expression for ER and PR status, indicating that quantitative reverse transcription polymerase chain reaction, or RT-PCR, is a reliable method for determining hormone receptor status in breast cancer. At the December 2007 San Antonio Breast Cancer Symposium, we presented results from a study suggesting that Oncotype DX may be useful in predicting survival without disease recurrence and the benefit of chemotherapy for node positive, or N+, patients, in addition to patients with node negative, or N-, estrogen receptor positive, or ER+, breast cancer. As a result, we have experienced an increase in usage of Oncotype DX for N+ patients. However, most of our existing reimbursement coverage is limited to women with early-stage N-, ER+ breast cancer. We may not be able to obtain reimbursement coverage for Oncotype DX for breast cancer patients with N+, ER+ disease.
     As of July 2008, Cigna HealthCare, Humana, Inc., Health Net, Inc., United HealthCare Insurance Company, Aetna, Inc., Kaiser Foundation Health Plan, Inc., Wellpoint, Inc. and National Heritage Insurance Company, or NHIC, the local Medicare carrier for California with jurisdiction for claims submitted by us for Medicare patients, have issued positive coverage determinations for Oncotype DX for patients with N-, ER+ disease. In January 2008, Medi-Cal became the first Medicaid agency to establish a policy covering our test. In addition, a number of regional payors, including many regional Blue Cross and Blue Shield plans, have issued policies authorizing coverage for Oncotype DX. As of July 2008, more than 80% of all U.S. insured lives were covered by health plans that provide reimbursement for Oncotype DX through contracts, agreements or policy decisions.
     In late 2007, the Centers for Medicare and Medicaid Services, or CMS, announced that Palmetto Government Benefits Administrators, or Palmetto, will be replacing NHIC as the California Medicare administrative contractor with jurisdiction for all claims submitted in California to Medicare. Medicare claims processing responsibility will transition from NHIC to Palmetto over the next several months with Palmetto expected to assume full responsibility for claims submitted by us in September 2008. In June 2008, Palmetto posted a local coverage determination for California that includes Oncotype DX. This coverage decision follows identical criteria as those previously set forth by NHIC. In the future, it is possible that Palmetto or other third-party payors could adopt different coverage or payment policies which may not include reimbursement for Oncotype DX or may provide for reimbursement on different terms than are presently in effect.
     During the three months ended June 30, 2008, we continued to expand our commercial efforts outside of the United States. We have established exclusive distribution networks for Oncotype DX in Israel, Japan, the United Kingdom, Greece and Turkey. Additionally, we initiated a study supporting Japanese investigators as they gain clinical experience with Oncotype DX for early-stage breast cancer patients.
     Product Pipeline
     We are conducting studies with the goal of continuing to expand the clinical utility of Oncotype DX in breast cancer. We are targeting the introduction of single gene reporting for the human epidermal growth factor receptor 2, or HER2, gene with the Oncotype DX Recurrence Score report by the end of 2008, which we believe may provide additional information for enhanced treatment decision-making. We are investigating the utility of Oncotype DX in patients with ductal carcinoma in situ, or DCIS, which generally refers to a pre-invasive tumor with reduced risk of recurrence. We plan to evaluate the use of the Oncotype DX gene panel and also seek to identify other genes that may be used for treatment planning in DCIS. We are also conducting studies of Oncotype DX with clinical samples from breast cancer patients who were treated with aromatase inhibitors and expect to report results from these studies in late 2008.

     We continue to conduct research and development studies in a variety of cancers other than breast cancer. For example, we selected a final set of genes that have been observed to be statistically significantly correlated to clinical outcome in colon cancer, which is now undergoing analytical validation. We received the first trial specimens for our clinical validation study for colon cancer, which we expect to begin in late 2008; data from the study is expected to be available in 2009. In addition, we began gene identification work under our collaboration with Pfizer for the development of a genomic test to estimate the risk of recurrence following surgery for patients with Stage I-III renal carcinoma, clear cell type, which is the most common type of kidney cancer in adults. We also recently established collaborators and identified sources of clinical samples in connection with our prostate and lung cancer programs.
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
     Revenue Recognition
     We exercise judgment in determining whether revenue is recognized on an accrual basis when test results are delivered or on a cash basis when cash is received from the payor. Our product revenues for tests performed are recognized when the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. We assess whether the product or service fee is fixed and determinable based on the nature of the fee charged for the products or services delivered and existing contractual agreements. When evaluating collectibility, we consider whether we have sufficient history to reliably estimate a payor’s individual payment patterns. Based upon at least several months of payment history, we review the number of tests paid against the number of tests billed and the payor’s outstanding balance for unpaid tests to determine whether payments are being made at a consistently high percentage of tests billed and at appropriate amounts given the contracted payment amount. To the extent all criteria set forth above are not met when test results are delivered, product revenues are recognized on a cash basis when cash is received from the payor.
     Contract revenues are generally derived from studies conducted with biopharmaceutical and pharmaceutical companies and are recognized on a contract-specific basis. Under certain contracts, revenues are recognized as costs are incurred or assays are processed. We may exercise judgment when estimating full-time equivalent level of effort, costs incurred and time to project completion. For certain contracts, we utilize the performance-based expected revenue method of revenue recognition, which requires that we estimate the total amount of costs to be expended for a project then recognize revenue equal to the portion of costs expended to date. The estimated total costs to be expended are necessarily subject to revision from time-to-time as the underlying facts and circumstances change.
     Allowance for Doubtful Accounts
     We accrue an allowance for doubtful accounts against our accounts receivable based on estimates consistent with historical payment experience. Our allowance for doubtful accounts is evaluated quarterly and adjusted when trends or significant events indicate that a change in estimate is appropriate. As of June 30, 2008 and December 31, 2007, our allowance for doubtful accounts was $362,000 and $133,000, respectively. Changes in our allowance for doubtful accounts resulted in a $187,000 reduction of bad debt expense for the six months ended June 30, 2007.

     Research and Development Expenses
     Research and development expenses are comprised of the following types of costs incurred in performing research and development activities: salaries and benefits, allocated overhead and facility occupancy costs, contract services and other outside costs, and costs to acquire in-process research and development projects and technologies that have no alternative future use. Research and development expenses also include costs related to activities performed under contracts with biopharmaceutical and pharmaceutical companies. Research and development costs are expensed as incurred. Non-refundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed in accordance with Emerging Issues Task Force Issue No. 07-3, “Accounting for Non-Refundable Payments for Goods or Services Received for Use in Future Research and Development Activities”
     We enter into collaboration and clinical trial agreements with clinical collaborators and record these costs as research and development expenses. We record accruals for estimated study costs comprised of work performed by our collaborators under contract terms.
     All potential future product programs outside of breast and colon cancer are in the research or early development phase. The expected time frame in which a test for one of these other cancers can be brought to market is uncertain given the technical challenges and clinical variables that exist between different types of cancers. In 2008, we began maintaining information regarding costs incurred for activities performed under certain contracts with biopharmaceutical and pharmaceutical companies. However, we do not generally record or maintain information regarding costs incurred in research and development on a program-specific basis. Our research and development staff and associated infrastructure resources are deployed across several programs. Many of our costs are thus not attributable to individual programs. As a result, we are unable to determine the duration and completion costs of our research and development programs or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product.
     Stock-based Compensation Expense
     Under the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, or SFAS 123R, our employee stock-based compensation is estimated at the date of grant based on the fair value of the award using the Black-Scholes option-pricing model and is recognized as expense ratably over the requisite service period. The application of SFAS 123R requires significant judgment and the use of estimates, particularly surrounding assumptions used in determining fair value. The Black-Scholes valuation method requires the use of estimates such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value stock-based compensation. As of January 2008, expected volatility was based on the historical volatility of our common stock. Prior to January 2008, expected volatility was based primarily on comparable peer data because our common stock had been publicly traded for less than two years. The expected life of options is estimated based on historical option exercise data and assumptions related to unsettled options. Expected option forfeiture rates are based on historical data, and compensation expense is adjusted for actual results.
     As required under SFAS 123R, we review our valuation assumptions on an ongoing basis, and, as a result, our valuation assumptions used to value employee stock-based awards granted in future periods may change. See Note 6, “Stock-Based Compensation,” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
Results of Operations
     Three Months Ended June 30, 2008 and 2007
     We recorded a net loss of $4.1 million for the three months ended June 30, 2008 compared to a net loss of $7.2 million for the three months ended June 30, 2007. On a basic and diluted per share basis, net loss was $0.15 for the three months ended June 30, 2008 compared to $0.28 for the three months ended June 30, 2007.

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

	Three Months Ended
	June 30,
	2008	2007
	(In thousands)
Product revenues	$26,327	$14,555
Contract revenues	1,456	135

Total revenues	$27,783	$14,690

     Total revenues increased to $27.8 million for the three months ended June 30, 2008 from $14.7 million for the three months ended June 30, 2007. Product revenues from Oncotype DX increased to $26.3 million for the three months ended June 30, 2008 from $14.6 million for the three months ended June 30, 2007. This increase was due primarily to increased adoption of our test, reflected by a 69% increase in test volume period over period, and expanded reimbursement coverage, resulting in an increase in the amount recognized per test. Approximately $13.4 million, or 51%, of product revenue for the three months ended June 30, 2008 was recorded on an accrual basis and recognized at the time the test results were delivered, compared to $4.9 million, or 34%, of product revenues for the three months ended June 30, 2007. For both periods, the balance of product revenue was recognized upon cash collection as payments were received.
     Product revenue from Medicare, which was recorded on an accrual basis, was $5.7 million, or 22% of product revenue, for the three months ended June 30, 2008, compared to $3.3 million, or 23% of product revenue, for the three months ended June 30, 2007.
     Contract revenues were $1.5 million for the three months ended June 30, 2008 compared to $135,000 for the three months ended June 30, 2007. Contract revenues for the three months ended June 30, 2008 reflected our continued collaboration with pharmaceutical partners to explore the development of tests for predicting benefit from certain targeted therapies and included $1.4 million related to completion of a contract.
     We expect that our product revenues will increase for at least the next two quarters as we process more tests due to increased adoption of and reimbursement for Oncotype DX related to the inclusion of Oncotype DX in ASCO and NCCN clinical guidelines and the results of recent N+ clinical studies. We expect that our contract revenues will continue to fluctuate based on the number and timing of studies being conducted.
     Cost of Product Revenues

	Three Months Ended
	June 30,
	2008	2007
	(In thousands)
Tissue sample processing costs	$4,837	$2,917
Stock-based compensation	125	106

Total tissue sample processing costs	4,962	3,023
License fees	1,888	1,149

Total cost of product revenues	$6,850	$4,172

     Cost of product revenues represents the cost of materials, direct labor, equipment and infrastructure expenses associated with processing tissue samples (including histopathology, anatomical pathology, paraffin extraction, RT-PCR, quality control analyses and shipping charges to transport tissue samples) and license fees. Infrastructure expenses include allocated facility occupancy and information technology costs. Costs associated with performing our test are recorded as tests are processed. Costs recorded for tissue sample processing represent the cost of all the tests processed during the period regardless of whether revenue was recognized with respect to that test. License fees for royalties due on product revenues and contractual obligations are recorded in cost of product revenues at the time product revenues are recognized or in accordance with other contractual obligations. License fees represent a significant component of our cost of product revenues and are expected to remain so for the foreseeable future.
     Cost of product revenues increased to $6.9 million for the three months ended June 30, 2008 from $4.2 million for the three months ended June 30, 2007. Test volume increased 69% period over period, driving the $1.9 million, or 66%, increase in tissue sample processing costs. The $739,000, or 64%, increase in license fees included higher royalties due to an increase of $11.8 million, or 81%, in product revenues recognized. We expect the cost of product revenues to increase as we process more tests.
     Research and Development Expenses

	Three Months Ended
	June 30,
	2008	2007
	(In thousands)
Personnel-related expenses	$4,037	$2,716
Stock-based compensation	720	449
Collaboration expenses	416	406
Infrastructure and all other costs	2,149	1,653

Total research and development expenses	$7,322	$5,224

     Research and development expenses increased to $7.3 million for the three months ended June 30, 2008 from $5.2 million for the three months ended June 30, 2007. The $2.1 million increase in research and development expenses was primarily due to a $1.3 million increase in personnel-related expenses, a $496,000 increase in infrastructure and other expenses and a $271,000 increase in stock-based compensation. We expect that our research and development expenses will continue to increase as we increase investment in our product pipeline for a variety of cancers, including cancers other than breast and colon.
     Selling and Marketing Expenses

	Three Months Ended
	June 30,
	2008	2007
	(In thousands)
Personnel-related expenses	$5,334	$3,997
Stock-based compensation	648	475
Promotional and marketing materials	2,960	2,277
Travel, meetings and seminars	1,621	1,249
Infrastructure and all other costs	1,264	742

Total sales and marketing expenses	$11,827	$8,740

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
     Selling and marketing expenses increased to $11.8 million for the three months ended June 30, 2008 from $8.7 million for the three months ended June 30, 2007. The $3.1 million increase in selling and marketing expenses was due to a $1.3 million increase in personnel-related expenses, reflecting our continued investment in our field sales and support organization, a $683,000 increase in promotional field and marketing materials, a $522,000 increase in infrastructure and other costs, including allocated facilities and information technology expenses, $372,000 in higher travel-related expenses primarily associated with field personnel and a $173,000 increase in stock-based compensation expense. Of the $1.3 million increase in personnel-related expenses, $1.0 million was due to higher salaries and other expenses related to an increase in the number of selling and marketing personnel, and $301,000 was due to higher commissions and bonus payments related to increased personnel and increased product revenues. We expect that selling and marketing expenses will continue to increase in future periods as we expand our marketing and sales programs, including ongoing physician and patient education programs.
General and Administrative Expenses

	Three Months Ended
	June 30,
	2008	2007
	(In thousands)
Personnel-related expenses	$3,736	$2,185
Stock-based compensation	792	488
Professional fees and all other costs	1,697	1,513

Total general and administrative expenses	$6,225	$4,186

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
     General and administrative expenses increased to $6.2 million for the three months ended June 30, 2008 from $4.2 million for the three months ended June 30, 2007. The $2.0 million increase in general and administrative expenses included a $1.6 million increase in personnel-related expenses due primarily to additional staff needed to support the growth of our business, a $304,000 increase in stock-based compensation expense and $229,000 in higher billing and collection fees paid to third-party billing and collection vendors, which are primarily based on payments we receive for our test. We expect general and administrative expenses to increase we as incur expenses associated with the growth of our business and to the extent we spend more on fees for billing and collections as a result of increased adoption of and reimbursement for our test.
Interest and Other Income
     Interest and other income was $448,000 for the three months ended June 30, 2008 compared to $612,000 for the year ended June 30, 2007. The $164,000 decrease was due primarily to lower interest income due to lower market yields on our short term investments.
Interest and Other Expense
     Interest and other expense was $106,000 for the three months ended June 30, 2008 compared to $178,000 for the three months ended June 30, 2007. The $72,000 decrease was due primarily to lower interest expense as we continued to pay down our capital equipment financing arrangements.
     Six Months Ended June 30, 2008 and 2007
     We recorded a net loss of $10.7 million for the six months ended June 30, 2008 compared to a net loss of $14.0 million for the six months ended June 30, 2007. On a basic and diluted per share basis, net loss was $0.38 for the six months ended June 30, 2008 compared to $0.55 for the six months ended June 30, 2007.
     Revenues

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
Product revenues	$49,682	$27,701
Contract revenues	1,541	1,077

Total revenues	$51,223	$28,778

     Total revenues increased to $51.2 million for the six months ended June 30, 2008 from $28.8 million for the six months ended June 30, 2007. Product revenues from Oncotype DX increased to $49.7 million for the six months ended June 30, 2008 from $27.7 million for the six months ended June 30, 2007. This increase was due primarily to increased adoption and expanded reimbursement coverage. Approximately $25.0 million, or 50%, of product revenues for the six months ended June 30, 2008 was recorded on an accrual basis and recognized at the time the test results were delivered, compared to $9.5 million, or 34%, of product revenues for the six months ended June 30, 2007. For both periods, the balance of product revenue was recognized upon cash collection as payments were received.
     Product revenues from Medicare, which was recorded on an accrual basis, was $11.4 million, or 23%, of product revenues for the six months ended June 30, 2008, compared to $6.6 million, or 24%, of product revenues for the six months ended June 30, 2007.
     Contract revenues were $1.5 million for the six months ended June 30, 2008 compared to $1.1 million for the six months ended June 30, 2007. Contract revenues for the six months ended June 30, 2008 included $1.4 million related to completion of a contract.
     Cost of Product Revenues

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
Tissue sample processing costs	$8,897	$5,628
Stock-based compensation	240	184

Total tissue sample processing costs	$9,137	$5,812
License fees	3,597	2,207

Total cost of product revenues	$12,734	$8,019

     Cost of product revenues increased to $12.7 million for the six months ended June 30, 2008 from $8.0 million for the six months ended June 30, 2007. Test volume increased 68% period over period, driving the $3.3 million, or 58%, increase in tissue sample processing costs. The $1.4 million, or 63%, increase in license fees included higher royalties due to an increase of $22.0 million, or 79%, in product revenues recognized.
     Research and Development Expenses

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
Personnel-related expenses	$7,788	$5,257
Stock-based compensation	1,455	840
Collaboration expenses	493	1,089
Infrastructure and all other costs	3,992	3,208

Total research and development expenses	$13,728	$10,394

     Research and development expenses increased to $13.7 million for the six months ended June 30, 2008 from $10.4 million for the six months ended June 30, 2007. The $3.3 million increase in research and development expenses was primarily due to a $2.5 million increase in personnel-related expenses, a $781,000 increase in infrastructure and other expenses and a $615,000 increase in stock-based compensation, partially offset by a $596,000 decrease in collaboration expenses related to the timing of our clinical research projects.

     Selling and Marketing Expenses

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
Personnel-related expenses	$11,192	$7,791
Stock-based compensation	1,278	831
Promotional and marketing materials	5,841	4,264
Travel, meetings and seminars	3,297	2,526
Infrastructure and all other costs	2,586	1,481

Total sales and marketing expenses	$24,194	$16,893

     Selling and marketing expenses increased to $24.2 million for the six months ended June 30, 2008 from $16.9 million for the six months ended June 30, 2007. The $7.3 million increase in selling and marketing expenses was due to a $3.4 million increase in personnel-related expenses, reflecting our continued investment in our field sales and support organization, a $1.6 million increase in promotional field and marketing materials, a $1.1 million increase in infrastructure and other costs, including allocated facilities and information technology expenses, $771,000 in higher travel-related expenses primarily associated with field personnel and a $447,000 increase in stock-based compensation. Of the $3.4 million increase in personnel-related expenses, $2.5 million was due to higher salaries and other expenses related to an increase in the number of selling and marketing personnel and $903,000 was due to higher commissions and bonus payments related to increased personnel and increased product revenues.
     General and Administrative Expenses

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
Personnel-related expenses	$7,126	$4,405
Stock-based compensation	1,569	946
Professional fees and all other costs	3,435	2,924

Total general and administrative expenses	$12,130	$8,275

     General and administrative expenses increased to $12.1 million for the six months ended June 30, 2008 from $8.3 million for the six months ended June 30, 2007. The $3.8 million increase in general and administrative expenses included a $2.7 million increase in personnel-related expenses due primarily to additional staff needed to support the growth of our business, a $623,000 increase in stock-based compensation and $565,000 in higher billing and collection fees paid to third-party billing and collection vendors.
Interest and Other Income
     Interest and other income was $1.1 million for the both the six months ended June 30, 2008 and the six months ended June 30, 2007. For the first six months of 2008, the impact of higher average short-term investment balances resulting from our investment of a portion of the cash proceeds from our May 2007 public offering was offset by lower market yields during the period.
Interest and Other Expense
     Interest and other expense was $239,000 for the six months ended June 30, 2008 compared to $373,000 for the six months ended June 30, 2007. The $134,000 decrease was due primarily to lower interest expense as we continued to pay down our capital equipment financing arrangements.

Liquidity and Capital Resources
     As of June 30, 2008, we had an accumulated deficit of $163.1 million. We have not yet achieved profitability and anticipate that we will continue to incur net losses for at least the next year. We expect that our research and development, selling and marketing and general and administrative expenses will continue to increase and, as a result, we will need to generate significant product revenue to achieve profitability.

	June 30,	December 31,
	2008	2007
	(In thousands)
Cash, cash equivalents and short-term investments	$60,627	$68,360
Working capital	56,661	63,948

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
Cash provided by (used in):
Operating activities	$(2,046)	$(11,088)
Investing activities	(19,093)	(8,954)
Financing activities	(803)	48,689
Capital expenditures (included in investing activities above)	(4,823)	(2,155)
Sources of Liquidity
     At June 30, 2008, we had cash, cash equivalents and short-term investments of $60.6 million compared to $68.4 million at December 31, 2007. Our cash and short-term investments are held in a variety of interest-bearing instruments including money market accounts, obligations of U.S. Government agencies and government-sponsored entities, high-grade corporate bonds and commercial paper. In accordance with our investment policy, available cash is invested in short-term, low-risk, investment-grade debt instruments.
     Historically we have financed our operations primarily through sales of our equity securities and cash received from customers. In May 2007, we completed a public offering of our common stock, resulting in net proceeds of $49.7 million. At June 30, 2008, we had approximately $46.5 million of securities available for issuance under our shelf registration statement. Purchases of equipment and leasehold improvements have been partially financed through capital equipment financing arrangements. At June 30, 2008 and 2007, we had notes payable under these equipment financing arrangements of $3.3 million and $6.0 million, respectively.
Cash Flows
     Net cash used in operating activities was $2.0 million for the six months ended June 30, 2008 compared to $11.1 million for the six months ended June 30, 2007. Net cash used in operating activities includes net loss adjusted for certain non-cash items and changes in assets and liabilities. The $9.1 million decrease in net cash used in operating activities was primarily due to the receipt of $3.7 million in advance payments under a collaboration arrangement with Pfizer and a $5.5 million decrease in net loss excluding depreciation and stock-based compensation.
     Net cash used in investing activities was $19.1 million for the six months ended June 30, 2008, compared to $9.0 million for the six months ended June 30, 2007. Our investing activities have consisted predominately of purchases and maturities of marketable securities and capital expenditures. The $10.1 million increase in net cash used in investing activities was due to a $7.5 million increase in net purchases of short-term investments and a $2.7 million increase in capital expenditures for facility expansion and improvements.
     Net cash used in financing activities was $803,000 for the six months ended June 30, 2008, compared to net cash provided by financing activities of $48.7 million for the six months ended June 30, 2007. Our financing activities include sales of our equity securities and payments on our capital equipment financing arrangements. The $49.5 million decrease in net cash provided by financing activities reflects the May 2007 receipt of net proceeds from a public offering of our common stock. No similar financing occurred during the six months ended June 30, 2008.
     Contractual Obligations
     The following summarizes our significant contractual obligations as of June 30, 2008 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
					More
		Less than			than 5
	Total	1 Year	1-3 Years	3-5 Years	Years
	(In thousands)
Notes payable obligations	$3,633	$2,646	$987	$—	$—
Non-cancelable operating lease obligations	5,857	1,436	3,262	1,159	—

Total	$9,490	$4,082	$4,249	$1,159	$—

     Our notes payable obligations are for principal and interest payments on capital equipment financing. In March 2005, we entered into an arrangement to finance the acquisition of laboratory equipment, computer hardware and software, leasehold improvements and office equipment. In connection with this arrangement, we granted the lender a security interest in the assets purchased with these borrowings. We can prepay all, but not part, of the amounts owing under the arrangement so long as we also pay premium ranging from 4% to 6% on the remaining payments. As of June 30, 2008, notes payable under this arrangement totaled $3.3 million at annual interest rates ranging from 10.23% to 11.30%, depending upon the applicable note.
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
     Off-Balance Sheet Arrangements
     As of June 30, 2008, we had no material off-balance sheet arrangements other than the lease obligations and collaboration payments discussed above.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our exposure to market risk is confined to our cash, cash equivalents and marketable securities. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in short-term, low-risk, investment-grade debt instruments. Our investments in marketable securities, which are comprised primarily of money market funds, obligations of U.S. Government agencies and government-sponsored entities, high-grade corporate bonds and commercial paper, are subject to default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market rate interest rates increase.
     Our cash, cash equivalents and marketable securities totaling $60.6 million at June 30, 2008 did not include any auction preferred stock, auction rate securities or mortgage-backed investments. The securities in our investment portfolio are classified as available for sale and are, due to their very short-term nature, subject to minimal interest rate risk. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels at June 30, 2008, the impact on the fair value of these securities or our cash flows or income would not be material. We currently do not hedge interest rate exposure.
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
     We have incurred substantial net losses since our inception. For the six months ended June 30, 2008 and 2007, we incurred net losses of $10.7 million and $14.0 million, respectively. From our inception in August 2000 through June 30, 2008, we had an accumulated deficit of $163.1 million. To date, we have not, and we may never, achieve revenues sufficient to offset expenses. We expect to devote substantially all of our resources to continue to invest in our product pipeline, including Oncotype DX and future products, and our commercial and clinical laboratory infrastructure.
     We expect to incur additional losses in the future and we may never achieve profitability. We do not expect our losses to be mitigated by revenues from Oncotype DX or future products, if any, for at least the next year.
We expect to continue to incur significant research and development expenses, which may make it difficult for us to achieve profitability.
     In recent years, we have incurred significant costs in connection with the development of Oncotype DX. Our research and development expenses were $13.7 million for the six months ended June 30, 2008 and $22.1 million for the year ended December 31, 2007. We expect our research and development expense levels to remain high and to continue to increase for the foreseeable future as we seek to expand the clinical utility of our existing test and develop new tests. As a result, we will need to generate significant revenues in order to achieve profitability. Our failure to achieve profitability in the future could cause the market price of our common stock to decline.
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
     Under current Medicare billing rules, claims for Oncotype DX tests performed on Medicare beneficiaries who were hospital inpatients at the time the tumor tissue samples were obtained or when the test is ordered less than 14 days from discharge must be incorporated in the payment that the hospital receives for the inpatient services provided related to the patient’s breast cancer. Medicare billing rules also require hospitals to bill for the test when performed or ordered for hospital outpatients less than 14 days following the date of the hospital outpatient procedure where the tumor tissue samples were obtained. Accordingly, we are required to bill individual hospitals for tests performed during these time frames. Because we generally do not have a written agreement in place with these hospitals, we may not be paid for the cost of our tests or may have to pursue payment from the hospital on a case-by-case basis. We believe patients coming under this rule represent approximately 3% of our total testing population. We believe these billing rules may lead to confusion regarding whether Medicare provides adequate reimbursement for our test, and could discourage Medicare patients from using our test. Although we are working with Medicare and other diagnostic laboratories to revise or reverse these billing rules, we have no assurance that Medicare will do so, and we also cannot ensure that hospitals will agree to arrangements to pay us for tests performed on patients falling under these rules.
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
     We have conducted clinical studies to support the use of Oncotype DX in patients with N+, ER+ breast cancer and have experienced an increase in usage for N+ patients. Most of our existing reimbursement coverage is limited to women with early-stage N-, ER+ breast cancer. We may not be able to obtain reimbursement coverage for Oncotype DX for breast cancer patients who are N+, ER+ patients that is similar to the coverage we have obtained for early-stage N-, ER+ patients. In addition, we may not be able to obtain reimbursement coverage for any other new test or product enhancement we may develop in the future.
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
     For the six months ended June 30, 2008 and 2007, one payor, Medicare, as administered by NHIC, accounted for 23% and 24% of our product revenues, respectively. Another payor, United HealthCare Insurance Company, accounted for 10% and 19% of our product revenues for the six months ended June 30, 2008 and 2007, respectively. NHIC is the local Medicare carrier for California with jurisdiction for claims submitted by us for Medicare patients in the United States. The responsibility for processing Medicare claims submitted by us is being transitioned from NHIC to another entity, Palmetto, which is expected to take over full responsibility for processing such claims by September 2008. In June 2008, Palmetto adopted a local coverage determination for California that includes Oncotype DX. This coverage decision follows identical criteria as those previously set forth by NHIC. In the future, it is possible that Palmetto or other third-party payors that provide reimbursement for our test may suspend, revoke or discontinue coverage at any time, or may reduce the reimbursement rates payable to us. Any such actions could have a negative impact on our revenues.
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
     If pre-market review is required, our business could be negatively impacted until such review is completed and clearance to market or approval is obtained, and FDA could require that we stop selling our test pending pre-market clearance or approval. If our test is allowed to remain on the market but there is uncertainty about our test, if it is labeled investigational by FDA, or if labeling claims FDA allows us to make are very limited, orders or reimbursement may decline. The regulatory approval process may involve, among other things, successfully completing additional clinical trials and submitting a pre-market clearance notice or filing a PMA application with FDA. If pre-market review is required by FDA, there can be no assurance that our test will be cleared or approved on a timely basis, if at all. Ongoing compliance with FDA regulations would increase the cost of conducting our business, and subject us to inspection by FDA and to the requirements of FDA and penalties for failure to comply with these requirements. We may also decide voluntarily to pursue FDA pre-market review of Oncotype DX if we determine that doing so would be appropriate.
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
     We have added a second shift at our clinical laboratory facility and will need to ramp up our testing capacity as our test volume grows. We will need to continue to implement increases in scale and related processing, customer service, billing and systems process improvements, and to expand our internal quality assurance program to support testing on a larger scale. We will also need additional certified laboratory scientists and other scientific and technical personnel to process higher volumes of our tests. We cannot assure you that any increases in scale, related improvements and quality assurance will be successfully implemented or that appropriate personnel will be available. As additional products are commercialized, we will need to bring new equipment on-line, implement new systems, controls and procedures and hire personnel with different qualifications. Failure to implement necessary procedures or to hire the necessary personnel could result in higher cost of processing or an inability to meet market demand. There can be no assurance that we will be able to perform tests on a timely basis at a level consistent with demand, that our efforts to scale our commercial operations will not negatively affect the quality of test results, or that we will be successful in responding to the growing complexity of our testing operations. If we encounter difficulty meeting market demand or quality standards for Oncotype DX or future products, our reputation could be harmed and our future prospects and our business could suffer.
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
     In recent years, there have been numerous advances in technologies relating to the diagnosis and treatment of cancer. For example, technologies in addition to ours now reportedly permit measurement of gene expression in fixed paraffin embedded, or FPE, tissue specimens. Also, new hormonal therapies such as aromatase inhibitors are viewed by physicians as promising therapies for breast cancer with more tolerable side effects than those associated with tamoxifen, the hormonal therapy commonly used today in treatment. For advanced cancer, new chemotherapeutic strategies are being developed that may increase survival time and reduce toxic side effects. These advances require us to continuously develop new products and enhance existing products to keep pace with evolving standards of care. Our test could become obsolete unless we continually innovate and expand our product to demonstrate recurrence and treatment benefit in patients treated with new therapies. New treatment therapies typically have only a few years of clinical data associated with them, which limits our ability to perform clinical studies and correlate sets of genes to a new treatment’s effectiveness. If we are unable to demonstrate the applicability of our test to new treatments, then sales of our test could decline, which would harm our revenues.

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
     As of June 30, 2008, we had two issued patents covering genes that are components of the Oncotype DX assay, one of which was issued jointly to us and to the National Surgical Adjuvant Breast and Bowel Project, or NSABP. Our pending patent applications may not result in issued patents, and we cannot assure you that our issued patent or any patents that might ultimately be issued by the U.S. Patent and Trademark Office will protect our technology. Any patents that may be issued to us might be challenged by third parties as being invalid or unenforceable, or third parties may independently develop similar or competing technology that avoids our patents. We cannot be certain that the steps we have taken will prevent the misappropriation and use of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.
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
     We also face competition from many public and private companies that offer products or have conducted research to profile genes, gene expression or protein expression in breast cancer, such as Celera Corporation, Clarient Diagnostic Services, Agendia B.V., Applied Genomics, AviaraDX, Exagen and University Genomics. Commercial laboratories with strong distribution networks for diagnostic tests, such as Genzyme Corporation, Laboratory Corporation of America Holdings and Quest Diagnostics Incorporated, may become competitors. Other potential competitors include companies that develop diagnostic tests such as Bayer Diagnostics, a division of Siemens AG, Roche Diagnostics, a division of F. Hoffmann-La Roche Ltd, and Veridex LLC, a Johnson & Johnson company, as well as other companies and academic and research institutions. Our competitors may invent and commercialize technology platforms that compete with ours. In addition, in December 2005, the federal government allocated a significant amount of funding to The Cancer Genome Atlas, a project aimed at developing a comprehensive catalog of the genetic mutations and other genomic changes that occur in cancers and maintaining the information in a free public database. As more information regarding cancer genomics becomes available to the public, we anticipate that more products aimed at identifying targeted treatment options will be developed and these products may compete with ours. In addition, competitors may develop their own versions of our test in countries where we did not apply for patents or where our patents have not issued and compete with us in those countries, including encouraging the use of their test by physicians or patients in other countries.
     Our test is considered relatively expensive for a diagnostic test. We increased the list price of our test from $3,650 to $3,820 effective July 1, 2008, and we may raise prices in the future. This could impact reimbursement of and demand for Oncotype DX. Many of our present and potential competitors have widespread brand recognition and substantially greater financial and technical resources and development, production and marketing capabilities than we do. Others may develop lower-priced, less complex tests that could be viewed by physicians and payors as functionally equivalent to our test, which could force us to lower the list price of our test and impact our operating margins and our ability to achieve profitability. Some competitors have developed tests cleared for marketing by FDA. There may be a marketing differentiation or perception that an FDA-cleared test is more desirable than Oncotype DX, and that may discourage adoption and reimbursement of our test. If we are unable to compete successfully against current or future competitors, we may be unable to increase market acceptance for and sales of our test, which could prevent us from increasing or sustaining our revenues or achieving or sustaining profitability and could cause the market price of our common stock to decline.
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
     Healthcare policy has been a subject of extensive discussion in the executive and legislative branches of the federal and many state governments. We developed our commercialization strategy for Oncotype DX based on existing healthcare policies. Changes in healthcare policy, such as changes in the FDA regulatory policy for LDTs, the creation of broad limits for diagnostic products in general or requirements that Medicare patients pay for portions of clinical laboratory tests or services received, could substantially interrupt the sales of Oncotype DX, increase costs and divert management’s attention. For example, in 1989, the U.S. Congress passed federal self-referral prohibitions commonly known as the Stark Law, significantly restricting, regulating and changing laboratories’ relationships with physicians. In addition, selling our tests outside of the United States makes us subject to applicable foreign regulatory requirements, which may also change over time. We cannot predict what changes, if any, will be proposed or adopted or the effect that such proposals or adoption may have on our business, financial condition and results of operations.
We rely on a limited number of suppliers or, in some cases, a sole supplier, for some of our laboratory instruments and materials and may not be able to find replacements in the event our suppliers no longer supply that equipment or those materials.
     We rely solely on Applied Biosystems Inc. to supply some of the laboratory equipment on which we perform our tests. We periodically forecast our needs for laboratory equipment and enter into standard purchase orders with Applied Biosystems based on these forecasts. We believe that there are relatively few equipment manufacturers other than Applied Biosystems that are currently capable of supplying the equipment necessary for Oncotype DX. Even if we were to identify other suppliers, there can be no assurance that we will be able to enter into agreements with such suppliers on a timely basis on acceptable terms, if at all. If we should encounter delays or difficulties in securing from Applied Biosystems the quality and quantity of equipment we require for Oncotype DX, we may need to reconfigure our test process, which would result in delays in commercialization or an interruption in sales. If any of these events occur, our business and operating results could be harmed. Additionally, if Applied Biosystems deems us to have become uncreditworthy, it has the right to require alternative payment terms from us, including payment in advance. We are also required to indemnify Applied Biosystems against any damages caused by any legal action or proceeding brought by a third party against Applied Biosystems for damages caused by our failure to obtain required approval with any regulatory agency.
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
     The marketing, sale and use of our test could lead to the filing of product liability claims if someone were to allege that our test failed to perform as it was designed. We may also be subject to liability for errors in the test results we provide to physicians or for a misunderstanding of, or inappropriate reliance upon, the information we provide. For example, physicians sometimes order Oncotype DX for patients who do not have the same specific clinical attributes indicated on the Oncotype DX report form as those for which the test provides clinical experience information from validation studies. It is our practice to offer medical consultation to physicians ordering Oncotype DX for such patients, including N+ patients, ER- patients, or male breast cancer patients. A product liability or professional liability claim could result in substantial damages and be costly and time consuming for us to defend. Although we believe that our existing product and professional liability insurance is adequate, we cannot assure you that our insurance would fully protect us from the financial impact of defending against product liability or professional liability claims. Any product liability or professional liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any product liability lawsuit could cause injury to our reputation, result in the recall of our products, or cause current collaborators to terminate existing agreements and potential collaborators to seek other partners, any of which could impact our results of operations.
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
     We have established exclusive distribution networks for Oncotype DX in Israel, Japan, the United Kingdom, Greece and Turkey and may enter into other similar arrangements in other countries in the future. Over the long term, we intend to grow our business internationally, and to do so we will need to attract additional distributors to expand the territories in which we sell Oncotype DX. Distributors may not commit the necessary resources to market and sell Oncotype DX to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to locate distributors in particular geographic areas, we may not realize long-term international revenue growth. Regulatory requirements, costs of doing business outside of the United States and the reimbursement process in foreign markets may also impact our revenues from international sales or impact our ability to increase international sales in the future.
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

We must implement additional finance and accounting systems, procedures and controls as we grow our business and organization and to satisfy public company reporting requirements, which will increase our costs and require additional management resources.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On May 21, 2008 we held our Annual Meeting of Stockholders. The following actions were taken at the annual meeting:
1. The following directors were elected:

	For	Withheld
Randal W. Scott, Ph.D.	26,286,207	79,928
Kimberly J. Popovits	26,322,279	43,856
Julian C. Baker	26,309,722	56,413
Brook H. Byers	26,190,159	175,976
Fred E. Cohen, M.D., Ph.D.	25,933,648	432,487
Samuel D. Colella	26,190,099	176,036
Randall S. Livingston	26,320,608	45,527
Woodrow A. Myers, Jr., M.D.	26,188,368	177,767
2.	The appointment of Ernst & Young LLP as our independent registered public accounting firm was ratified.

For	Against	Abstain
26,323,339	17,521	25,275
ITEM 6. EXHIBITS

Exhibit
Number	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1#	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32.2#	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENOMIC HEALTH, INC.

Date: August 11, 2008	By:	/s/ Randal W. Scott Randal W. Scott, Ph.D.
Chief Executive Officer and Chairman of the
Board of Directors
(Principal Executive Officer)

Date: August 11, 2008	By:	/s/ G. Bradley Cole G. Bradley Cole
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