Form 10-Q
period 2008-09-30
GENOMIC HEALTH INC
filed 2008-11-10
CIK 1131324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 28,362,803 as of October 31, 2008.

GENOMIC HEALTH, INC.

PART 1: FINANCIAL INFORMATION
Item 1. Financial Statements
GENOMIC HEALTH, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,459	$39,164
Short-term investments	44,965	29,196
Accounts receivable (net of allowance for doubtful accounts; September 30, 2008 — $630, December 31, 2007 — $133)	9,423	5,089
Prepaid expenses and other current assets	6,013	3,105

Total current assets	69,860	76,554
Property and equipment, net	14,583	10,412
Restricted cash	504	500
Other assets	564	463

Total assets	$85,511	$87,929

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,448	$1,966
Accrued compensation	3,727	3,672
Accrued license fees	2,169	1,798
Accrued expenses and other current liabilities	4,051	1,948
Notes payable — current portion	2,163	2,687
Deferred revenues — current portion	2,385	337
Lease incentive obligations — current portion	364	198

Total current liabilities	16,307	12,606
Notes payable — long-term portion	531	2,039
Deferred revenues — long-term portion	1,732	671
Lease incentive obligations — long-term portion	880	629
Other liabilities	570	818
Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 5,000,000 shares authorized, none issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized, 28,360,572 and 28,181,859 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	2	2
Additional paid-in capital	231,637	223,507
Accumulated other comprehensive income	2	52
Accumulated deficit	(166,150)	(152,395)

Total stockholders’ equity	65,491	71,166

Total liabilities and stockholders’ equity	$85,511	$87,929

See accompanying notes.

GENOMIC HEALTH, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Product revenues	$28,070	$15,781	$77,752	$43,482
Contract revenues	51	120	1,592	1,197

Total revenues	28,121	15,901	79,344	44,679
Operating expenses:
Cost of product revenues	7,140	4,398	19,875	12,417
Research and development	6,939	5,643	20,667	16,037
Selling and marketing	10,837	9,484	35,030	26,377
General and administrative	6,505	4,488	18,635	12,763

Total operating expenses	31,421	24,013	94,207	67,594

Loss from operations	(3,300)	(8,112)	(14,863)	(22,915)
Interest and other income	369	1,021	1,438	2,149
Interest and other expense	(91)	(162)	(330)	(535)

Net loss	$(3,022)	$(7,253)	$(13,755)	$(21,301)

Basic and diluted net loss per share	$(0.11)	$(0.26)	$(0.49)	$(0.81)

Shares used in computing basic and diluted net loss per share	28,331,505	28,119,786	28,270,776	26,287,177

See accompanying notes.

GENOMIC HEALTH, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Operating activities:
Net loss	$(13,755)	$(21,301)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,590	2,783
Employee stock-based compensation	6,793	4,411
Non-employee stock-based compensation	35	50
Changes in assets and liabilities:
Accounts receivable, net	(4,334)	(1,306)
Prepaid expenses and other assets	(3,092)	(858)
Accounts payable	(518)	(2,064)
Accrued compensation	55	857
Accrued expenses and other liabilities	2,226	1,700
Deferred revenues	3,109	146
Lease incentive obligations	417	148

Net cash used in operating activities	(5,474)	(15,434)

Investing activities:
Purchases of short-term investments	(87,568)	(57,313)
Maturities of short-term investments	71,749	39,530
Purchases of property and equipment	(7,682)	(3,030)

Net cash used in investing activities	(23,501)	(20,813)

Financing activities:
Principal payments for notes payable	(2,032)	(1,884)
Proceeds from issuance of common stock	1,302	50,001

Net cash (used in) provided by financing activities	(730)	48,117

Net (decrease) increase in cash and cash equivalents	(29,705)	11,870
Cash and cash equivalents at the beginning of period	39,164	14,926

Cash and cash equivalents at the end of period	$9,459	$26,796

Supplemental disclosure of cash flow information:
Cash paid for interest	$317	$535
See accompanying notes.

GENOMIC HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
     The Company
     Genomic Health, Inc. (the “Company”) is a life science company focused on the development and commercialization of genomic-based clinical diagnostic tests for cancer that allow physicians and patients to make individualized treatment decisions. The Company was incorporated in Delaware in August 2000. The Company’s first test, Oncotype DX, was launched in 2004 and has been shown to predict the likelihood of breast cancer recurrence and the likelihood of chemotherapy benefit in a large portion of early-stage breast cancer patients. The Company anticipates that it will likely incur losses for the next year as commercial and development efforts continue. However, the Company cannot provide assurance as to when, if ever, it will achieve profitability.
     Principles of Consolidation
     The condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiary. The Company has one wholly-owned subsidiary, Oncotype Laboratories, Inc., which was established in 2003 and is inactive.
     Basis of Presentation and Use of Estimates
     The accompanying interim period condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated balance sheet as of September 30, 2008, condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007 and condensed consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2007 has been derived from audited financial statements. However, it does not include certain information and notes required by GAAP for complete consolidated financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
     The Company adopted SFAS 157 as of January 1, 2008 for financial assets and liabilities measured at fair value. For non-financial assets and liabilities, SFAS 157 will be effective for fiscal years beginning after November 15, 2008. There was no financial statement impact as a result of adoption. See Note 6 for more information.

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
     Revenue Recognition
     The Company derives its revenues primarily from product sales and, to a lesser extent, from contract research arrangements. The Company operates in one industry segment. Product revenues are derived solely from the sale of the Oncotype DX test for breast cancer. The Company generally bills third-party payors for Oncotype DX upon generation and delivery of a Recurrence Score report to the physician. As such, the Company takes assignment of benefits and the risk of collection with the third-party payor. The Company usually bills the patient directly for amounts owed after multiple requests for payment have been denied or only partially paid by the insurance carrier. Oncotype DX may not be covered under third-party reimbursement policies, or coverage may be limited to patients with specific clinical attributes. Consequently, the Company pursues case-by-case reimbursement where policies are not in place or payment history has not been established.
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
     Prior to 2008, product revenues had largely been recognized on a cash basis because the Company had a limited number of contracts or agreements with third-party payors and limited collections experience. The Company recognizes a portion of its product revenue from third-party payors, including some private payors and Medicare, on an accrual basis prospectively when the criteria described in the preceding paragraph are satisfied. For the nine months ended September 30, 2008, approximately half of total product revenue recognized was recorded on an accrual basis.
     Contract revenues are generally derived from studies conducted with biopharmaceutical and pharmaceutical companies. The specific methodology for revenue recognition is determined on a case-by-case basis according to the facts and circumstances applicable to a given contract. Under certain contracts, the Company’s input, measured in terms of full-time equivalent level of effort or running a set of assays through its laboratory under a contractual protocol, triggers payment obligations, and revenues are recognized as costs are incurred or assays are processed. Certain contracts have payments that are triggered as milestones are completed, such as completion of a successful set of experiments. Milestones are assessed on an individual basis and revenue is recognized when these milestones are achieved, as evidenced by acknowledgment from collaborators, provided that (1) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (2) the milestone payment is non-refundable. Where separate milestones do not meet these criteria, the Company typically defaults to a performance-based model, such as revenue recognition following delivery of effort as compared to an estimate of total expected effort.

     Advance payments received in excess of revenues recognized are classified as deferred revenue until such time as the revenue recognition criteria have been met.
     Allowance for Doubtful Accounts
     The Company accrues an allowance for doubtful accounts against its accounts receivable consistent with historical payment experience. Bad debt expense is included in general and administrative expense on the Company’s condensed consolidated statements of operations. Accounts receivable are written off against the allowance when the appeals process is exhausted, when an unfavorable coverage decision is received or when there is other substantive evidence that the account will not be paid. As of September 30, 2008 and December 31, 2007, the Company’s allowance for doubtful accounts was $630,000 and $133,000, respectively. Write-offs for doubtful accounts of $225,000 and $363,000 were recorded against the allowance during the three and nine months ended September 30, 2008, respectively. Bad debt expense was $474,000 and $831,000 for the three and nine months ended September 30, 2008, respectively.
     Research and Development Expenses
     Research and development expenses are comprised of the following types of costs incurred in performing research and development activities: salaries and benefits, allocated overhead and facility occupancy costs, contract services, reagents and lab supplies, and costs to acquire in-process research and development projects and technologies that have no alternative future use. Research and development expenses also include costs related to activities performed under contracts with biopharmaceutical and pharmaceutical companies. Research and development costs are expensed as incurred.
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
     The Company adopted EITF 07-03 effective January 1, 2008 for arrangements that were entered into after that date. Prior to January 1, 2008, the Company recognized non-refundable advance payments for goods and services to be used for future research and development activities as an expense when payments were made. As a result of the adoption of EITF 07-3, the Company’s research and development expenses and net loss decreased by $313,000 and $575,000 for the three and nine months ended September 30, 2008, respectively. The Company’s net loss per share decreased by $0.01 and $0.02 for the three and nine months ended September 30, 2008, respectively. The Company expects to recognize these deferred and capitalized amounts as expense in future periods as the related services are delivered.
     Recently Issued Accounting Pronouncements
     In October 2008, FASB issued Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”) which clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. FSP 157-3 is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 28, 2008. The implementation of FSP 157-3 did not have a material impact on the Company’s consolidated financial statements.
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
Note 2. Net Loss Per Share and Comprehensive Loss
     Net Loss Per Share
     Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period without consideration for potential common shares. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period and dilutive potential common shares for the period determined using the treasury-stock method. For purposes of this calculation, options to purchase common stock are considered to be potential common shares and are not included in the calculation of diluted loss per share because their effect is anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands except share and per share amounts)
		(Unaudited)
Net loss	$(3,022)	$(7,253)	$(13.755)	$(21,301)

Weighted-average net common shares outstanding for basic and diluted loss per common share	28,331,505	28,119,786	28,270,776	26,287,177

Basic and diluted net loss per share	$(0.11)	$(0.26)	$(0.49)	$(0.81)

Outstanding dilutive securities not included in diluted net loss per share calculation (at end of period):
Options to purchase common stock	3,892,572	3,143,329	3,892,572	3,143,329

Comprehensive Loss
     The Company reports comprehensive loss and its components as part of total stockholders’ equity.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands except share and per share amounts)
		(Unaudited)
Net loss	$(3,022)	$(7,253)	$(13,755)	$(21,301)
Unrealized gain (loss) on available-for-sale securities	10	29	(50)	50

Comprehensive loss	$(3,012)	$(7,224)	$(13,805)	$(21,251)

Note 3. Commercial Technology and Licensing Agreements
     The Company is a party to various agreements under which it licenses technology on a nonexclusive basis in the field of human diagnostics. Access to these licenses enables the Company to process its laboratory tests for Oncotype DX. The Company recognized costs recorded under these agreements of $2.0 million and $5.5 million for the three months and nine months ended September 30, 2008, respectively, and $1.2 million and $3.4 million for the three and nine months ended September 30, 2007, respectively, which were included in cost of product revenues.

Note 4. Commitments
     Notes Payable
     In March 2005, the Company entered into an arrangement to finance the acquisition of laboratory and office equipment, computer hardware and software and leasehold improvements. In connection with this arrangement, the Company granted the lender a security interest in the assets purchased with the borrowed amounts. The Company can prepay all, but not part of, the amounts outstanding under the arrangement so long as the Company also pays a premium ranging from 4% to 5% on the outstanding principal balance. As of September 30, 2008, the outstanding notes payable principal balance under this arrangement was $2.7 million at annual interest rates ranging from 10.23% to 11.30%, depending on the applicable note. According to the terms of the arrangement, the Company is required to notify the lender if there is a material adverse change in its financial condition, business or operations. The Company believes it has complied with all the material covenants of the financing arrangement during the nine months ended September 30, 2008.
     As of September 30, 2008, the Company’s aggregate future commitments under its financing arrangement were as follows:

Annual
Payments
(In thousands)
(Unaudited)
Years Ending December 31, 2008 (remainder of the year)	$724
2009	1,933
2010	238

Total minimum payments	2,895
Less: interest portion	(201)

Present value of net minimum payments	2,694
Less: current portion of obligations	(2,163)

Long-term obligations	$531

     Lease Obligations
     In September 2005, the Company entered into a non-cancelable lease for 48,000 square feet of laboratory and office space that the Company currently occupies in Redwood City, California. The lease expires in February 2012 and includes lease incentive obligations of $834,000 that are being amortized on a straight-line basis over the life of the lease. In connection with this lease, the Company was required to secure a $500,000 letter of credit, which is classified as restricted cash on its condensed consolidated balance sheets.
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
     Future non-cancelable commitments under these operating leases at September 30, 2008 were as follows:

Annual
Payments
(In thousands)
(Unaudited)
Years Ending December 31, 2008 (remainder of the year)	$345
2009	1,520
2010	1,634
2011	1,723
2012	290

Total minimum payments	$5,512

     Clinical Collaborator Costs
     The Company has entered into a variety of collaboration and specimen transfer agreements relating to its development efforts. Certain agreements contain provisions for royalties from inventions resulting from these collaborations.
     At September 30, 2008, future fixed annual payments, exclusive of royalty payments, relating to the launch and commercialization of Oncotype DX totaled $1.4 million and are payable as follows:

Annual
Payments
(In thousands)
(Unaudited)
January 2009	$475
January 2010	475
January 2011	475

Total	$1,425

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
Note 5. Stock-Based Compensation
     Employee Stock-Based Compensation
     The Company uses the Black-Scholes option valuation model to value stock options to employees and outside directors under Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). Stock-based compensation expense was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The following table presents the impact of the adoption of SFAS 123R on selected statements of operations line items for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(In thousands)
		(Unaudited)
Cost of product revenues	$126	$99	$365	$283
Research and development	736	468	2,191	1,308
Selling and marketing	655	481	1,933	1,312
General and administrative	735	562	2,304	1,508

Total employee stock-based compensation expense	$2,252	$1,610	$6,793	$4,411

     Stock-based compensation expense resulting from the adoption of SFAS 123R represents expense related to stock options granted on or after January 1, 2006, as well as stock options granted prior to, but not yet vested as of, January 1, 2006. As of September 30, 2008, total unrecognized compensation expense related to unvested stock options, net of estimated forfeitures, was $18.2 million. The Company expects to recognize this expense over a weighted-average period of 36 months.
     Valuation Assumptions
     Option valuation models require the input of highly subjective assumptions that can vary over time. As of January 2008, the Company’s assumptions regarding expected volatility are based on the historical volatility of the Company’s common stock. Prior to January 2008, the Company’s assumptions regarding expected volatility were based primarily on comparable peer data because the

Company’s common stock had been publicly traded for less than two years. Expected life of options granted is estimated based on historical option exercise data and assumptions related to unsettled options. The risk-free interest rate is estimated using published rates for U.S. Treasury securities with a remaining term approximating the expected life of the options granted. The Company uses a dividend yield of zero as it has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future. The Company granted options to purchase 39,600 and 237,800 shares of common stock to employees and outside directors during the three and nine months ended September 30, 2008, respectively, compared to options to purchase 63,755 and 438,335 shares of common stock granted during the three and nine months ended September 30, 2007, respectively. The weighted-average fair values and the assumptions used in calculating such values for stock options granted during these periods were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(Unaudited)
Expected volatility	58.0%	60.5%	59.6%	62.1%
Risk-free interest rate	3.21%	4.44%	3.15%	4.61%
Expected life of options in years	5.86	5.86	5.79	5.68
Weighted-average fair value	$12.40	$12.00	$11.39	$11.35
     Stock Options Granted to Non-employees
     The Company grants options to non-employee consultants from time to time in exchange for services performed for the Company. The Company granted options to purchase 14,400 shares of common stock to non-employee consultants for the three and nine months ended September 30, 2008, compared with options to purchase 3,100 and 9,600 shares of common stock granted for the three and nine months ended September 30, 2007, respectively. The fair value of these option grants was determined using the Black-Scholes option pricing model with assumptions similar to those used for options granted to employees and accounted for as prescribed by SFAS 123R and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. In general, the options vest over the contractual periods of the respective consulting arrangements and, therefore, the Company revalues the options periodically and records additional compensation expense related to these options over the remaining vesting periods. Stock-based compensation expense for options granted to non-employee consultants was $35,000 for the three and nine months ended September 30, 2008, compared with $23,000 and $50,000 for the three and nine months ended September 30, 2007, respectively.
     Stock Options Exercised
     For the three and nine months ended September 30, 2008, the Company issued 73,893 and 178,713 shares of common stock in connection with the exercise of stock options with a weighted-average exercise price of $9.80 and $7.28 per share, respectively. For the three and nine months ended September 30, 2007, the Company issued 23,923 and 134,506 shares of common stock in connection with the exercise of stock options with a weighted-average exercise price of $4.43 and $2.46 per share, respectively.
Note 6. Fair Value Measurements
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
     The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis at September 30, 2008 by level within the fair value hierarchy. The Company did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis at September 30, 2008. As required by SFAS 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and considers factors specific to the asset or liability:

	Actively Quoted
	Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	Balance at
	Level 1	Level 2	Level 3	September 30, 2008
		(In thousands)
		(Unaudited)
As of September 30, 2008:
Assets
Money market deposits	$7,818	$—	$—	$7,818
Debt securities of U.S. government sponsored agencies	—	34,295	—	34,295
Commercial paper	—	8,472	—	8,472
Corporate bonds	—	3,294	—	3,294
Note 7. Income Tax
     The Company has not recognized a provision for income taxes for any of the periods presented because the Company has had net operating losses since inception.
     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) effective January 1, 2007. The Company did not recognize any adjustment to its liability for uncertain tax positions as a result of the implementation of FIN 48, and therefore did not record any cumulative adjustment to retained earnings. The Company had $413,000 of unrecognized tax benefits as of September 30, 2008. The Company does not anticipate a material change in its unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.
     The Company will recognize accrued interest and penalties related to income tax matters as income tax expense when and if incurred. As of September 30, 2008, the Company had not recognized any tax-related penalties or interest in its condensed consolidated balance sheets or statements of operations. All tax years from 2001 forward remain subject to future examination by tax authorities.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our expectation that, for the foreseeable future, substantially all of our revenues will be derived from Oncotype DX; the factors we believe to be driving demand for Oncotype DX and our ability to sustain or increase such demand; our expectation that our research and development expense levels will remain high as we seek to increase the clinical utility of Oncotype DX and develop new tests; our expectation that our general and administrative and sales and marketing expenses will increase and our anticipated uses of those funds; our expectations regarding capital expenditures; the factors that may impact our financial results; the extent and duration of our net losses; our ability to comply with the requirements of being a public company; our ability to attract and retain experienced personnel;

the impact changes in healthcare policy or regulation could have on our business; the adequacy of our product liability insurance; our ability to recognize revenues other than on a cash basis; the level of investment in our sales force and our expectations regarding future hiring of sales personnel; the capacity of our commercial laboratory to process tests and our expectations regarding future capacity; our dependence on collaborative relationships and the success of those relationships; whether any tests will result from our collaborations; our business strategy and our ability to achieve our strategic goals; our belief that multi-gene analysis provides better analytical information than traditional methods; our belief regarding the timing of a clinical validation study and commercialization of a potential test for colon cancer; our expectations regarding clinical development processes future tests may follow; the applicability of clinical results to actual outcomes; our estimates and assumptions with respect to disease incidence; the ability of our test to impact treatment decisions; our beliefs regarding the benefits of a report specific to N+ patients; our beliefs regarding the benefits of individual gene reporting and other enhancements to Oncotype DX and the timing of any enhancements; our plans with respect to potential tests for ductal carcinoma in situ, or other cancers or for patients treated with aromatase inhibitors or other treatments; the economic benefits of our test to the healthcare system; our compliance with federal, state and foreign regulatory requirements; our expectations regarding levels of product and contract revenues; how we intend to spend our existing cash and cash equivalents and how long we expect our existing cash to last; our expected future sources of cash; our plans to borrow additional amounts under existing or new financing arrangements; the potential impact resulting from the regulation of Oncotype DX by the U.S. Food and Drug Administration, or FDA, and our belief that Oncotype DX is properly regulated under the Clinical Laboratory Improvement Amendments of 1988, or CLIA; the impact of new or changing regulation or legislation on our business; our plans to pursue reimbursement on a case-by-case basis; our ability, and expectations as to the amount of time it will take, to achieve successful reimbursement from third-party payors and government insurance programs; our intent to expand our presence in foreign markets, including both direct investment and additional foreign distribution arrangements; the benefits of our technology platform; our beliefs regarding our competitive benefits; the factors that we believe will drive the establishment of coverage policies; the impact of changing interest rates; the impact the economic and financial situation may have on our business, our assets or our ability to obtain capital; the amount of future revenues that we may derive from Medicare patients or categories of patients; our success in increasing patient and physician demand as a result of our direct sales approach; plans for enhancements of Oncotype DX to address different patient populations of breast cancer or to report single gene results; plans for, and the timeframe for the development or commercial launch of, future tests addressing different patient populations or other cancers; the occurrence, timing, outcome or success of clinical trials or studies; our ability to obtain reimbursement coverage for N+ patients or in countries outside the United States; our intellectual property and our strategies regarding filing additional patent applications to strengthen our intellectual property rights; our belief that we are in material compliance with our financial covenants; our beliefs regarding our unrecognized tax benefits; the impact of accounting pronouncements and our critical accounting policies, estimates, models, judgements and assumptions on our financial results; our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing; and anticipated trends and challenges in our business and the markets in which we operate.
     Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A of this report, as well as our ability to develop and commercialize new products; the risk of unanticipated delays in research and development efforts; the risk that we may not obtain reimbursement for our existing test and any future tests we may develop; the risks and uncertainties associated with the regulation of our test by FDA; our ability to compete against third parties; our ability to successfully respond to rapid growth; our ability to obtain capital when needed; the economic environment; and our history of operating losses. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to update any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
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

     Adoption and Reimbursement
     For the three and nine months ended September 30, 2008, more than 10,220 and 29,060 test reports were delivered for use in treatment planning, respectively, compared to more than 5,950 and 17,150 test reports for the three and nine months ended September 30, 2007, respectively. As of September 30, 2008, more than 75,000 test reports had been delivered for use in treatment planning. We believe increased demand resulted from the inclusion of Oncotype DX in the clinical practice guidelines of the American Society of Clinical Oncologists, or ASCO, and the National Comprehensive Cancer Network, or NCCN, continued publication of peer-reviewed articles on studies we sponsored, conducted or collaborated on that support the use and reimbursement of Oncotype DX, clinical presentations at major symposia, and our ongoing commercial efforts. However, this increased demand is not necessarily indicative of future demand, and we cannot assure you that this level of increased demand can be sustained or that publication of articles, future appearances or presentations at medical conferences or increased commercial efforts will have a similar impact on demand for Oncotype DX. We believe that each year we may experience slower demand for our test in the second and third calendar quarters, which may be attributed to physicians, surgeons and patients scheduling vacations during this time. As of September 30, 2008, our laboratory had the capacity to process up to 14,000 tests per quarter.
     We have recently expanded the clinical utility of Oncotype DX. In September 2008, we introduced quantitative gene expression reporting for the human epidermal growth factor receptor 2, or HER2, gene with the Oncotype DX report to provide additional information for clinical decision making. In February 2008, we introduced quantitative gene expression reporting for estrogen receptor, or ER, and progesterone receptor, or PR, genes with the Oncotype DX report. We believe that reporting individual gene scores in addition to the Recurrence Score result may have utility in predicting outcomes for specific therapies or disease subtypes. At the September 2008 American Society of Clinical Oncologists Breast Cancer Symposium, we presented results from two studies supporting the use of Oncotype DX in assessing HER2 gene expression. In June 2008, the Journal of Clinical Oncology published results of a study demonstrating the utility of Oncotype DX in measuring gene expression for ER and PR status, indicating that quantitative reverse transcription polymerase chain reaction, or RT-PCR, is a reliable method for determining hormone receptor status in breast cancer. At the December 2007 San Antonio Breast Cancer Symposium, we presented results from a study suggesting that Oncotype DX may be useful in predicting survival without disease recurrence and the benefit of chemotherapy for node positive, or N+, patients, in addition to patients with node negative, or N-, estrogen receptor positive, or ER+, breast cancer. As a result, we have experienced an increase in usage of Oncotype DX for N+ patients. However, most of our existing reimbursement coverage is limited to women with early-stage N-, ER+ breast cancer. We may not be able to obtain reimbursement coverage for Oncotype DX for breast cancer patients with N+, ER+ disease.
     As of October 2008, Cigna HealthCare, Humana, Inc., Health Net, Inc., United HealthCare Insurance Company, Aetna, Inc., Kaiser Foundation Health Plan, Inc., Wellpoint, Inc. and Palmetto Government Benefits Administrators, or Palmetto GBA, the local Medicare carrier for California with jurisdiction for claims submitted by us for Medicare patients, have issued positive coverage determinations for Oncotype DX for patients with N-, ER+ disease. In January 2008, Medi-Cal became the first Medicaid agency to establish a policy covering our test. In addition, a number of regional payors, including many regional Blue Cross and Blue Shield plans, have issued policies authorizing coverage for Oncotype DX. As of October 2008, more than 89% of all U.S. insured lives were covered by health plans that provide reimbursement for Oncotype DX through contracts, agreements or policy decisions.
     We continue to expand our commercial efforts outside of the United States. During the three months ended September 30, 2008, we established exclusive distribution agreements for Oncotype DX in Australia and Taiwan. These are in addition to existing distribution agreements established in Israel, Japan, the United Kingdom, Greece and Turkey. In September 2008, the Dutch Institute for Healthcare issued updated clinical practice guidelines that included the use of Oncotype DX for breast cancer patients. We are continuing work on a study supporting Japanese investigators as they gain clinical experience with Oncotype DX for early-stage breast cancer patients.
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

     We continue to conduct research and development studies in a variety of cancers other than breast cancer. For example, we selected a final set of genes that have been observed to be statistically significantly correlated to clinical outcome in Stage II colon cancer. We continue to make progress toward a clinical validation study for colon cancer and expect to report results in 2009. We do not currently expect to commercialize a test for colon cancer until the second half of 2009 or the first half of 2010 at the earliest. In addition, we began gene identification work under our collaboration with Pfizer for the development of a genomic test to estimate the risk of recurrence following surgery for patients with Stage I-III renal carcinoma, clear cell type, which is the most common type of kidney cancer in adults. We also established collaborations and identified sources of clinical samples in connection with our prostate and lung cancer programs.
     Current Economic Environment
     Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the global economy and expectations of slower global economic growth going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of recession. We have evaluated the impact of this environment on our cash management, cash collection activities and volume of tests delivered.
     At September 30, 2008, we had cash, cash equivalents and short-term investments of $54.4 million compared to $68.4 million at December 31, 2007. In accordance with our investment policy, available cash is invested in short-term, low-risk, investment-grade debt instruments. Our cash and short-term investments are held in a variety of interest-bearing instruments including money market accounts, obligations of U.S. government-sponsored entities, high-grade corporate bonds and commercial paper. At September 30, 2008, our holdings of obligations of U.S. government-sponsored entities consisted entirely of debt securities issued by the Federal Home Loan Bank, or FHLB, the Federal National Mortgage Association, or FNMA, and the Federal Home Loan Mortgage Corporation, or FHLMC. To date we have not experienced a loss of principal on any of our investments, and we expect that our ability to access or liquidate these investments as needed to support our business activities will continue. We have also reviewed the financial position of our significant third-party payors, which include Medicare and managed care companies. Based upon this review, we do not expect the current economic environment to have a negative impact on our ability to collect payments from our third-party payors in the foreseeable future. The current economic slowdown could negatively impact the volume of tests we deliver if patients lose healthcare coverage, delay medical checkups or are unable to pay for our test.
     We will continue to assess the impact of the current economic environment on our business activities. If the economic climate in the U.S. does not improve or continues to deteriorate, our cash position, cash collection activities and volume of tests delivered could be negatively impacted and we could experience lower revenues.
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

     Revenue Recognition
     We exercise judgment in determining whether revenue is recognized on an accrual basis when test results are delivered or on a cash basis when cash is received from the payor. Our revenues for tests performed are recognized when the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. We assess whether the fee is fixed and determinable based on the nature of the fee charged for the products or services delivered and existing contractual agreements. When evaluating collectibility, we consider whether we have sufficient history to reliably estimate a payor’s individual payment patterns. Based upon at least several months of payment history, we review the number of tests paid against the number of tests billed and the payor’s outstanding balance for unpaid tests to determine whether payments are being made at a consistently high percentage of tests billed and at appropriate amounts given the contracted payment amount. To the extent all criteria set forth above are not met when test results are delivered, product revenues are recognized on a cash basis when cash is received from the payor.
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
     Allowance for Doubtful Accounts
     We accrue an allowance for doubtful accounts against our accounts receivable based on estimates consistent with historical payment experience. Our allowance for doubtful accounts is evaluated quarterly and adjusted when trends or significant events indicate that a change in estimate is appropriate. As of September 30, 2008 and December 31, 2007, our allowance for doubtful accounts was $630,000 and
$133,000, respectively.
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
     Prior to January 1, 2008, we recognized non-refundable advance payments for goods and services to be used for future research and development activities as an expense when payments were made. Beginning January 1, 2008, these payments are deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed in accordance with Emerging Issues Task Force Issue No. 07-3, “Accounting for Non-Refundable Payments for Goods or Services Received for Use in Future Research and Development Activities”, or EITF 07-3. As a result of our adoption of EITF 07-3, our research and development collaboration expenses and net loss decreased by $313,000 and $575,000 for the three and nine months ended September 30, 2008, respectively. Our net loss per share decreased by $0.01 and $0.02 for the three and nine months ended September 30, 2008, respectively. We expect to recognize these deferred and capitalized amounts as expense in future periods as the related services are delivered.
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
     Stock-based Compensation Expense
     Under the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, or SFAS 123R, our employee stock-based compensation is estimated at the date of grant based on the fair value of the award using the Black-Scholes option-pricing model and is recognized as expense ratably over the requisite service period. The application of SFAS 123R requires significant judgment and the use of estimates, particularly surrounding assumptions used in determining fair value. The Black-Scholes valuation method requires the use of estimates such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value stock-based compensation. As of January 2008, our assumptions regarding expected volatility are based on the historical volatility of our common stock. Prior to January 2008, our assumptions regarding expected volatility were based primarily on comparable peer data because our common stock had been publicly traded for less than two years. The expected life of options is estimated based on historical option exercise data and assumptions related to unsettled options. Expected option forfeiture rates are based on historical data, and compensation expense is adjusted for actual results.
     As required under SFAS 123R, we review our valuation assumptions on an ongoing basis, and, as a result, our valuation assumptions used to value employee stock-based awards granted in future periods may change. See Note 6, “Stock-Based Compensation,” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
Results of Operations
     Three Months Ended September 30, 2008 and 2007
     We recorded a net loss of $3.0 million for the three months ended September 30, 2008 compared to a net loss of $7.3 million for the three months ended September 30, 2007. On a basic and diluted per share basis, net loss was $0.11 for the three months ended September 30, 2008 compared to $0.26 for the three months ended September 30, 2007.
     Revenues
     We derive our revenues primarily from product sales and, to a lesser extent, from contract research arrangements. We operate in one industry segment. Our product revenues are derived solely from the sale of our Oncotype DX test. Payors are billed upon generation and delivery of a Recurrence Score report to the physician. Product revenues are recorded on a cash basis unless a contract or policy is in place with the payor at the time of billing and collectibility is reasonably assured. Contract revenues are derived from studies conducted with biopharmaceutical and pharmaceutical companies and are recorded as contractual obligations are completed.
     Total revenues increased to $28.1 million for the three months ended September 30, 2008 from $15.9 million for the three months ended September 30, 2007. Product revenues from Oncotype DX increased to $28.1 million for the three months ended September 30, 2008 from $15.8 million for the three months ended September 30, 2007. This increase was due primarily to increased adoption of our test, reflected by a 72% increase in test volume period over period, and expanded reimbursement coverage, resulting in an increase in the amount recognized per test. Approximately $14.6 million, or 52%, of product revenues for the three months ended September 30, 2008 were recorded on an accrual basis and recognized at the time the test results were delivered, compared to $4.8 million, or 31%, of product revenues for the three months ended September 30, 2007. For both periods, the balance of product revenues was recognized upon cash collection as payments were received.
     Product revenues from Medicare were $6.0 million, or 21% of product revenues, for the three months ended September 30, 2008, compared to $3.3 million, or 21% of product revenues, for the three months ended September 30, 2007. Product revenues from United HealthCare Insurance Company were $2.6 million, or 9% of product revenues, for the three months ended September 30, 2008, compared to $3.0 million, or 19% of product revenues, for the three months ended September 30, 2007.

     Contract revenues were $51,000 for the three months ended September 30, 2008 compared to $120,000 for the three months ended September 30, 2007. Contract revenues reflected our continued collaboration with pharmaceutical partners to explore the development of tests for predicting benefit from certain targeted therapies.
     We expect that our product revenues will increase as we process more tests due to increased adoption of and reimbursement for Oncotype DX. We expect that our contract revenues will continue to fluctuate based on the number and timing of studies being conducted.
     Cost of Product Revenues

	Three Months Ended
	September 30,
	2008	2007
	(In thousands)
Tissue sample processing costs	$5,029	$3,072
Employee stock-based compensation	126	99

Total tissue sample processing costs	5,155	3,171
License fees	1,985	1,227

Total cost of product revenues	$7,140	$4,398

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
     Cost of product revenues increased to $7.1 million for the three months ended September 30, 2008 from $4.4 million for the three months ended September 30, 2007. Test volume increased 72% period over period, driving the $2.2 million, or 64%, increase in tissue sample processing costs. The $758,000, or 62%, increase in license fees included higher royalties driven by an increase of $12.3 million, or 78%, in product revenues recognized. We expect the cost of product revenues to increase as we process more tests.
     Research and Development Expenses

	Three Months Ended
	September 30,
	2008	2007
	(In thousands)
Personnel-related expenses	$4,252	$2,949
Employee stock-based compensation	736	468
Collaboration expenses	92	154
Infrastructure and all other costs	1,859	2,072

Total research and development expenses	$6,939	$5,643

     Research and development expenses increased to $6.9 million for the three months ended September 30, 2008 from $5.6 million for the three months ended September 30, 2007. The $1.3 million increase in research and development expenses was primarily due to a $1.3 million increase in personnel-related expenses and a $268,000 increase in stock-based compensation, partially offset by a $213,000 decrease in infrastructure and other costs, including allocations. We expect that our research and development expenses will continue to increase as we increase investment in our product pipeline for a variety of cancers, including cancers other than breast and colon.

     Selling and Marketing Expenses

	Three Months Ended
	September 30,
	2008	2007
	(In thousands)
Personnel-related expenses	$5,129	$4,418
Employee stock-based compensation	655	481
Promotional and marketing materials	2,223	2,457
Travel, meetings and seminars	1,335	1,319
Infrastructure and all other costs	1,495	809

Total sales and marketing expenses	$10,837	$9,484

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
     Selling and marketing expenses increased to $10.8 million for the three months ended September 30, 2008 from $9.5 million for the three months ended September 30, 2007. The $1.3 million increase in selling and marketing expenses was due primarily to a $711,000 increase in personnel-related expenses, reflecting our investment in our field sales and support organization, a $686,000 increase in infrastructure and other costs, including allocated facilities and information technology expenses and a $174,000 increase in stock-based compensation expense, partially offset by a $234,000 decrease in promotional field and marketing materials. Of the $711,000 increase in personnel-related expenses, $546,000 was due to higher salaries and other expenses related to an increase in the number of selling and marketing personnel, and $165,000 was due to higher commissions and bonus payments related to increased personnel and increased product revenues. We expect that selling and marketing expenses will continue to increase in future periods as we continue to invest in our domestic field sales force and support organization and expand our commercial efforts in international markets. We currently plan to increase our domestic field sales force by approximately 30% in early 2009.
     General and Administrative Expenses

	Three Months Ended
	September 30,
	2008	2007
	(In thousands)
Personnel-related expenses	$3,972	$2,495
Employee stock-based compensation	735	562
Professional fees and all other costs	1,798	1,431

Total general and administrative expenses	$6,505	$4,488

     Our general and administrative expenses consist primarily of personnel-related expenses and professional fees and other costs, including legal fees, advisory and auditing expenses, billing and collection costs, bad debt expense and other professional and administrative costs and related infrastructure expenses, including allocated facility occupancy and information technology costs.
     General and administrative expenses increased to $6.5 million for the three months ended September 30, 2008 from $4.5 million for the three months ended September 30, 2007. The $2.0 million increase in general and administrative expenses included a $1.5 million increase in personnel-related expenses due primarily to additional staff needed to support the growth of our business, a $367,000 increase in bad debt expense related to growth in our accounts receivable balances, and a $173,000 increase in stock-based compensation expense. We expect general and administrative expenses to increase as we incur expenses associated with the growth of our business and to the extent we spend more on fees for billing and collections as a result of increased adoption of and reimbursement for our test.

     Interest and Other Income
     Interest and other income was $369,000 for the three months ended September 30, 2008 compared to $1.0 million for the three months ended September 30, 2007. The $652,000 decrease reflected decreased interest income due to lower average cash and short-term investment balances compared to the prior year quarter, which reflected the investment of a portion of the proceeds from our May 2007 common stock offering, and lower market yields on our investments.
     Interest and Other Expense
     Interest and other expense was $91,000 for the three months ended September 30, 2008 compared to $162,000 for the three months ended September 30, 2007. The $71,000 decrease was due primarily to lower interest expense as we paid down our capital equipment financing arrangements.
     Nine Months Ended September 30, 2008 and 2007
     We recorded a net loss of $13.8 million for the nine months ended September 30, 2008 compared to a net loss of $21.3 million for the nine months ended September 30, 2007. On a basic and diluted per share basis, net loss was $0.49 for the nine months ended September 30, 2008 compared to $0.81 for the nine months ended September 30, 2007.
     Revenues
     Total revenues increased to $79.3 million for the nine months ended September 30, 2008 from $44.7 million for the nine months ended September 30, 2007. Product revenues from Oncotype DX increased to $77.8 million for the nine months ended September 30, 2008 from $43.5 million for the nine months ended September 30, 2007. This increase was due primarily to increased adoption and expanded reimbursement coverage. Approximately $39.6 million, or 51%, of product revenues for the nine months ended September 30, 2008 were recorded on an accrual basis and recognized at the time the test results were delivered, compared to $14.4 million, or 33%, of product revenues for the nine months ended September 30, 2007. For both periods, the balance of product revenues was recognized upon cash collection as payments were received.
     Product revenues from Medicare were $17.5 million, or 22%, of product revenues for the nine months ended September 30, 2008, compared to $9.9 million, or 23% of product revenues, for the nine months ended September 30, 2007. Product revenues from United HealthCare Insurance Company were $8.9 million, or 11% of product revenues, for the nine months ended September 30, 2008 compared to $8.4 million, or 19% of product revenues, for the nine months ended September 30, 2007.
     Contract revenues were $1.6 million for the nine months ended September 30, 2008 compared to $1.2 million for the nine months ended September 30, 2007. Contract revenues for the nine months ended September 30, 2008 included $1.4 million related to completion of a contract.
     Cost of Product Revenues

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)
Tissue sample processing costs	$13,980	$8,700
Employee stock-based compensation	365	283

Total tissue sample processing costs	$14,345	$8,983
License fees	5,530	3,434

Total cost of product revenues	$19,875	$12,417

     Cost of product revenues increased to $19.9 million for the nine months ended September 30, 2008 from $12.4 million for the nine months ended September 30, 2007. Test volume increased 70% period over period, driving the $5.3 million, or 61%, increase in tissue sample processing costs. The $2.1 million, or 61%, increase in license fees included higher royalties driven by an increase of $34.3 million, or 79%, in product revenues recognized.

     Research and Development Expenses

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)
Personnel-related expenses	$12,039	$8,207
Employee stock-based compensation	2,191	1,308
Collaboration expenses	584	1,244
Infrastructure and all other costs	5,853	5,278

Total research and development expenses	$20,667	$16,037

     Research and development expenses increased to $20.7 million for the nine months ended September 30, 2008 from $16.0 million for the nine months ended September 30, 2007. The $4.7 million increase in research and development expenses was due to a $3.8 million increase in personnel-related expenses, an $883,000 increase in stock-based compensation and a $575,000 increase in infrastructure and other expenses, partially offset by a $660,000 decrease in collaboration expenses The decrease in collaboration expenses was due primarily to the impact of our adoption of EITF 07-3 beginning January 1, 2008.
     Selling and Marketing Expenses

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)
Personnel-related expenses	$16,321	$12,209
Employee stock-based compensation	1,933	1,312
Promotional and marketing materials	8,063	6,721
Travel, meetings and seminars	4,632	3,845
Infrastructure and all other costs	4,081	2,290

Total sales and marketing expenses	$35,030	$26,377

     Selling and marketing expenses increased to $35.0 million for the nine months ended September 30, 2008 from $26.4 million for the nine months ended September 30, 2007. The $8.6 million increase in selling and marketing expenses was due to a $4.1 million increase in personnel-related expenses, reflecting our investment in our field sales and support organization, a $1.8 million increase in infrastructure and other costs, including allocated facilities and information technology expenses, a $1.3 million increase in promotional field and marketing materials, $787,000 in higher travel-related expenses primarily associated with field personnel and a $621,000 increase in stock-based compensation. Of the $4.1 million increase in personnel-related expenses, $3.0 million was due to higher salaries and other expenses related to an increase in the number of selling and marketing personnel and $1.1 million was due to higher commissions and bonus payments related to increased personnel and increased product revenues.
     General and Administrative Expenses

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)
Personnel-related expenses	$11,098	$6,899
Employee stock-based compensation	2,304	1,508
Professional fees and all other costs	5,233	4,356

Total general and administrative expenses	$18,635	$12,763

     General and administrative expenses increased to $18.6 million for the nine months ended September 30, 2008 from $12.8 million for the nine months ended September 30, 2007. The $5.8 million increase in general and administrative expenses included a $4.2 million increase in personnel-related expenses due primarily to additional staff needed to support the growth of our business, a $932,000 increase in bad debt expense related to growth in our accounts receivable balances and a $796,000 increase in stock-based compensation expense.

     Interest and Other Income
     Interest and other income was $1.4 million for the nine months ended September 30, 2008 compared to $2.1 million for the nine months ended September 30, 2007. The $711,000 decrease reflected decreased interest income due to lower average cash and short-term investment balances and lower market yields on our investments.
     Interest and Other Expense
     Interest and other expense was $330,000 for the nine months ended September 30, 2008 compared to $535,000 for the nine months ended September 30, 2007. The $205,000 decrease was due primarily to lower interest expense as we paid down our capital equipment financing arrangements.
Liquidity and Capital Resources
     As of September 30, 2008, we had an accumulated deficit of $166.2 million. We have not yet achieved profitability and anticipate that we will likely incur net losses for the next year. However, we cannot provide assurance as to when, if ever, we will achieve profitability. We expect that our research and development, selling and marketing and general and administrative expenses will continue to increase and, as a result, we will need to generate significant product revenue to achieve profitability.

	September 30,	December 31,
	2008	2007
	(In thousands)
Cash, cash equivalents and short-term investments	$54,424	$68,360
Working capital	53,553	63,948

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)
Cash (used in) provided by:
Operating activities	$(5,474)	$(15,434)
Investing activities	(23,501)	(20,813)
Financing activities	(730)	48,117
Capital expenditures (included in investing activities above)	(7,682)	(3,030)
     Sources of Liquidity
     At September 30, 2008, we had cash, cash equivalents and short-term investments of $54.4 million compared to $68.4 million at December 31, 2007. In accordance with our investment policy, available cash is invested in short-term, low-risk, investment-grade debt instruments. Our cash and short-term investments are held in a variety of interest-bearing instruments including money market accounts, obligations of U.S. government-sponsored entities, high-grade corporate bonds and commercial paper. At September 30, 2008, our holdings of obligations of U.S. government-sponsored entities consisted entirely of debt securities issued by the FHLB, FNMA, and FHLMC.
     Historically we have financed our operations primarily through sales of our equity securities and cash received from payors. In May 2007, we completed a public offering of our common stock, resulting in net proceeds of $49.7 million. At September 30, 2008, we had approximately $46.5 million of securities available for issuance under our shelf registration statement. Purchases of equipment and leasehold improvements have been partially financed through capital equipment financing arrangements. At September 30, 2008 and December 31, 2007, we had notes payable under these equipment financing arrangements of $2.7 million and $4.7 million, respectively.

     Cash Flows
     Net cash used in operating activities was $5.5 million for the nine months ended September 30, 2008 compared to $15.4 million for the nine months ended September 30, 2007. Net cash used in operating activities includes net loss adjusted for certain non-cash items and changes in assets and liabilities. The $9.9 million decrease in net cash used in operating activities was primarily due to a $10.7 million decrease in net loss excluding depreciation and stock-based compensation.
     Net cash used in investing activities was $23.5 million for the nine months ended September 30, 2008, compared to $20.8 million for the nine months ended September 30, 2007. Our investing activities have consisted of purchases and maturities of marketable securities and capital expenditures. The $2.7 million increase in net cash used in investing activities was due to a $4.7 million increase in capital expenditures, primarily for facilities expansion and improvements, partially offset by a $2.0 million decrease in net purchases of short-term investments.
     Net cash used in financing activities was $730,000 for the nine months ended September 30, 2008, compared to net cash provided by financing activities of $48.1 million for the nine months ended September 30, 2007. Our financing activities include sales of our equity securities and payments on our capital equipment financing arrangements. The $48.8 million decrease in net cash provided by financing activities reflects the May 2007 receipt of net proceeds from a public offering of our common stock. No similar financing occurred during the nine months ended September 30, 2008.
     Contractual Obligations
     The following summarizes our significant contractual obligations as of September 30, 2008 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
					More
		Less than			than 5
	Total	1 Year	1-3 Years	3-5 Years	Years
	(In thousands)
Notes payable obligations	$2,895	$2,340	$555	$—	$—
Non-cancelable operating lease obligations	5,512	1,478	3,310	724	—

Total	$8,407	$3,818	$3,865	$724	$—

     Our notes payable obligations are for principal and interest payments on capital equipment financing. In March 2005, we entered into an arrangement to finance the acquisition of laboratory equipment, computer hardware and software, leasehold improvements and office equipment. In connection with this arrangement, we granted the lender a security interest in the assets purchased with these borrowings. We can prepay all, but not part, of the amounts owing under the arrangement so long as we also pay a premium ranging from 4% to 5% on the remaining payments. As of September 30, 2008, notes payable under this arrangement totaled $2.7 million at annual interest rates ranging from 10.23% to 11.30%, depending upon the applicable note.
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

     Off-Balance Sheet Arrangements
     As of September 30, 2008, we had no material off-balance sheet arrangements other than the lease obligations and collaboration payments discussed above.
     Operating Capital and Capital Expenditure Requirements
     We expect to continue to incur operating losses for the next 12 months and to make capital expenditures to keep pace with the expansion of our research and development programs and to scale our commercial operations. However, we cannot provide assurance as to when, if ever, we will achieve profitability. We expect to spend approximately $6.0 million over the next 12 months for planned facilities expansion, laboratory equipment and other capital expenditures. It may take years to move any one of a number of product candidates in research through development and validation to commercialization. We expect that our cash and cash equivalents will be used to fund working capital and for capital expenditures and other general corporate purposes, such as licensing technology rights, partnering arrangements for our tests outside the United States or reduction of debt obligations. We may also use cash to acquire or invest in complementary businesses, technologies, services or products. We have no current plans, agreements or commitments with respect to any such acquisition or investment, and we are not currently engaged in any negotiations with respect to any such transaction.
     The amount and timing of actual expenditures may vary significantly depending upon a number of factors, such as the progress of our product development, regulatory requirements, commercialization efforts, the amount of cash used by operations and progress in reimbursement.
     We currently anticipate that our cash, cash equivalents and short-term investments, together with collections from Oncotype DX and amounts available under our equipment credit facility, will be sufficient to fund our operations and facilities expansion plans for at least the next 12 months. We cannot be certain that our development of future products will be successful or that we will be able to raise sufficient additional funds to see these programs through to a successful result.
     Our future funding requirements will depend on many factors, including the following:
•	the rate of progress in establishing reimbursement arrangements with third-party payors;

•	the cost of expanding our commercial and laboratory operations, including our selling and marketing efforts;

•	the rate of progress and cost of research and development activities associated with expansion of Oncotype DX for breast cancer;

•	the rate of progress and cost of research and development activities associated with products in the early development and validation phase focused on cancers other than breast cancer;

•	the cost of acquiring or achieving access to tissue samples and technologies;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the effect of competing technological and market developments;

•	costs related to international expansion;

•	the cost and delays in product development as a result of any changes in regulatory oversight applicable to our products or operations; and

•	the economic and other terms and timing of any collaborations, licensing or other arrangements into which we may enter.
     Until we can generate a sufficient amount of product revenues to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations. The issuance of equity securities may result in dilution to stockholders, or may provide for rights, preferences or privileges senior to those of our holders of common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock. The terms of debt securities or borrowings could impose significant restrictions on our operations. We do not know whether additional funding will be available on acceptable terms, if at all. Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. These events have generally made equity and debt financing difficult to obtain. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives. In addition, we may have to work with a partner on one or more of our product or market development programs, which would lower the economic value of those programs to our company.
Recent Accounting Pronouncements
     In October 2008, FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, or FSP 157-3, which clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. FSP 157-3 is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 28, 2008. The implementation of FSP 157-3 did not have a material impact on our consolidated financial statements.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our exposure to market risk is confined to our cash, cash equivalents and marketable securities. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in short-term, low-risk, investment-grade debt instruments. Our investments in marketable securities, which are comprised primarily of money market funds, obligations of U.S. Government agencies and government-sponsored entities, high-grade corporate bonds and commercial paper, are subject to default, changes in credit rating and changes in market value. Due to recent financial and economic conditions, similar investments have experienced losses in value and liquidity constraints which differ from historical patterns. These investments are also subject to interest rate risk and will decrease in value if market rate interest rates increase.
     Our cash, cash equivalents and marketable securities totaling $54.4 million at September 30, 2008 did not include any auction preferred stock, auction rate securities or mortgage-backed investments. We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. The securities in our investment portfolio are classified as available for sale and are, due to their very short-term nature, subject to minimal interest rate risk. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels at September 30, 2008, the impact on the fair value of these securities or our cash flows or income would not be material.

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
     (b) Changes in internal control over financial reporting. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS.
We are an early stage company with a history of net losses, and we expect to incur net losses for the foreseeable future.
     We have incurred substantial net losses since our inception. For the nine months ended September 30, 2008 and 2007, we incurred net losses of $13.8 million and $21.3 million, respectively. From our inception in August 2000 through September 30, 2008, we had an accumulated deficit of $166.2 million. To date, we have not, and we may never, achieve revenues sufficient to offset expenses. We expect to devote substantially all of our resources to continue to invest in our product pipeline, including Oncotype DX and future products, and our commercial and clinical laboratory infrastructure.
     We expect to incur additional losses in the future and we may never achieve profitability.
We expect to continue to incur significant research and development expenses, which may make it difficult for us to achieve profitability.
     In recent years, we have incurred significant costs in connection with the development of Oncotype DX. Our research and development expenses were $20.7 million for the nine months ended September 30, 2008 and $22.1 million for the year ended December 31, 2007. We expect our research and development expense levels to remain high and to continue to increase for the foreseeable future as we seek to expand the clinical utility of our existing test and develop new tests. As a result, we will need to generate significant revenues in order to achieve profitability. Our failure to achieve profitability in the future could cause the market price of our common stock to decline.

Declining general economic or business conditions may have a negative impact on our business.
     Concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the global economy and expectations of slower global economic growth going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of recession. If the economic climate in the U.S. does not improve or continues to deteriorate, our business, including our patient population, our suppliers and our third-party payors, could be negatively affected, resulting in a negative impact on our product revenues.
If third-party payors, including managed care organizations and Medicare, do not provide reimbursement or rescind their favorable reimbursement policies for Oncotype DX, its commercial success could be compromised.
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
     There is uncertainty concerning third-party payor reimbursement of any test incorporating new technology, including Oncotype DX. Several entities conduct technology assessments of new medical tests and devices and provide the results of their assessments for informational purposes to other parties. These assessments may be used by third-party payors and health care providers as grounds to deny coverage for a test or procedure. Although there are a number of favorable assessments of Oncotype DX, the test has received negative assessments in the past and may receive additional negative assessments in the future.
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
     Under current Medicare billing rules, claims for Oncotype DX tests performed on Medicare beneficiaries who were hospital inpatients at the time the tumor tissue samples were obtained and whose tests were ordered less than 14 days from discharge must be incorporated in the payment that the hospital receives for the inpatient services provided related to the patient’s breast cancer. Medicare billing rules also require hospitals to bill for the test when performed or ordered for hospital inpatients or outpatients less than 14 days following the date of the hospital procedure where the tumor tissue samples were obtained. Accordingly, we are required to bill individual hospitals for tests performed on Medicare beneficiaries during these time frames. Because we generally do not have a written agreement in place with these hospitals, we may not be paid for our tests or may have to pursue payment from the hospital on a case-by-case basis. We believe patients coming under this rule represent approximately 3% of our total testing population. We believe these billing rules may lead to confusion regarding whether Medicare provides adequate reimbursement for our test, and could discourage Medicare patients from using our test. Although we are working with Medicare and other diagnostic laboratories to revise or reverse these billing rules, we have no assurance that Medicare will do so, and we also cannot ensure that hospitals will agree to arrangements to pay us for tests performed on patients falling under these rules.
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
     For the nine months ended September 30, 2008 and 2007, one payor, Medicare, as administered by National Heritage Insurance Company, or NHIC, and Palmetto GBA, accounted for 22% and 23% of our product revenues, respectively. Another payor, United HealthCare Insurance Company, accounted for 11% and 19% of our product revenues for the nine months ended September 30, 2008 and 2007, respectively. NHIC was the local Medicare carrier for California with jurisdiction for claims submitted by us for Medicare patients in the United States prior to September 2008, when responsibility for processing Medicare claims submitted by us was transitioned from NHIC to Palmetto GBA. In June 2008, Palmetto GBA adopted a local coverage determination for California that includes Oncotype DX. This coverage decision follows identical criteria as those previously set forth by NHIC. In the future, it is possible that Palmetto GBA or other third-party payors that provide reimbursement for our test may suspend, revoke or discontinue coverage at any time, or may reduce the reimbursement rates payable to us. Any such actions could have a negative impact on our revenues.
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
     In January 2006, we received a letter from FDA regarding Oncotype DX inviting us to meet with FDA to discuss the nature and appropriate regulatory status of and the least burdensome ways that we may fulfill any FDA pre-market review requirements that may apply. In September 2006, FDA issued draft guidance on a new class of tests called “In Vitro Diagnostic Multivariate Index Assays”, or IVDMIAs. Under this draft guidance, Oncotype DX could be classified as either a Class II or a Class III medical device, which may require varying levels of FDA pre-market review depending upon intended use and on the level of control necessary to assure the safety and effectiveness of the test. In July 2007, FDA posted revised draft guidance that addressed some of the comments submitted in response to the September 2006 draft guidance. The revised draft guidance includes an 18 month transition period of FDA enforcement discretion following release of final guidance for currently marketed tests if the laboratory submits a pre-market review submission within 12 months of the publication of final guidance. The comment period for this revised guidance expired in October 2007.

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
     For the foreseeable future, we expect to derive substantially all of our revenues from sales of one test, Oncotype DX. We have been selling this test since January 2004. We are in various stages of research and development for other tests that we may offer as well as for enhancements to our existing test. We do not currently expect to commercialize a test for colon cancer until the second half of 2009 or the first half of 2010 at the earliest, and there can be no assurance that we will be successful in doing so. We are not currently able to estimate when we may be able to commercialize tests for other cancers or whether we will be successful in doing so. If we are unable to increase sales of Oncotype DX or to successfully develop and commercialize other tests or enhancements, our revenues and our ability to achieve profitability would be impaired, and the market price of our common stock could decline.

New test development involves a lengthy and complex process, and we may be unable to commercialize any of the tests we are currently developing.
     We have multiple tests in various stages of development and devote considerable resources to research and development. For example, we are currently in the validation phase of the application of our technology to predict recurrence and the therapeutic benefit of chemotherapy in colon cancer, and we are conducting early development studies in prostate, renal cell and lung cancers and melanoma. There can be no assurance that our technologies will be capable of reliably predicting the recurrence of other types of cancer, such as colon cancer, with the sensitivity and specificity necessary to be clinically and commercially useful. In addition, before we can develop diagnostic tests for new cancers and commercialize any new products, we will need to:
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
     Some patients may decide not to use our test due to its price, part or all of which may be payable directly by the patient if the applicable payor denies reimbursement in full or in part. Even if medical practitioners recommend that their patients use our test, patients may still decide not to use Oncotype DX, either because they do not want to be made aware of the likelihood of recurrence or they wish to pursue a particular course of therapy regardless of test results. Additionally, the current economic slowdown could negatively impact patients, resulting in loss of healthcare coverage, delayed medical checkups or inability to pay for a relatively expensive test. If only a small portion of the patient population decides to use our test, we will experience limits on our revenues and our ability to achieve profitability.
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
     We license from third parties technology necessary to develop our products. For example, we license technology from Roche that we use to analyze genes for possible inclusion in our tests and that we use in our laboratory to conduct our test. In return for the use of a third party’s technology, we may agree to pay the licensor royalties based on sales of our products. Royalties are a component of cost of product revenues and impact the margin on our test. We may need to license other technology to commercialize future products. Our business may suffer if these licenses terminate, if the licensors fail to abide by the terms of the license or fail to prevent infringement by third parties, if the licensed patents or other rights are found to be invalid or if we are unable to enter into necessary licenses on acceptable terms. Companies that attempt to replicate our tests could be set up in countries that do not recognize our intellectual property. Such companies could send test results into the United States and therefore reduce sales of our tests.

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
     As of September 30, 2008, we had two issued patents covering genes that are components of the Oncotype DX assay, one of which was issued jointly to us and to the National Surgical Adjuvant Breast and Bowel Project, or NSABP. Our pending patent applications may not result in issued patents, and we cannot assure you that our issued patent or any patents that might ultimately be issued by the U.S. Patent and Trademark Office will protect our technology. Any patents that may be issued to us might be challenged by third parties as being invalid or unenforceable, or third parties may independently develop similar or competing technology that avoids our patents. We cannot be certain that the steps we have taken will prevent the misappropriation and use of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.
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

     We also face competition from many public and private companies that offer products or have conducted research to profile genes, gene expression or protein expression in breast cancer, such as Celera Corporation, Clarient Diagnostic Services, Agendia B.V., Applied Genomics, bioTheranostics Incorporated, Exagen and University Genomics. Commercial laboratories with strong distribution networks for diagnostic tests, such as Genzyme Corporation, Laboratory Corporation of America Holdings and Quest Diagnostics Incorporated, may become competitors. Other potential competitors include companies that develop diagnostic tests such as Bayer Diagnostics, a division of Siemens AG, Roche Diagnostics, a division of F. Hoffmann-La Roche Ltd, and Veridex LLC, a Johnson & Johnson company, as well as other companies and academic and research institutions. Our competitors may invent and commercialize technology platforms that compete with ours. In addition, in December 2005, the federal government allocated a significant amount of funding to The Cancer Genome Atlas, a project aimed at developing a comprehensive catalog of the genetic mutations and other genomic changes that occur in cancers and maintaining the information in a free public database. As more information regarding cancer genomics becomes available to the public, we anticipate that more products aimed at identifying targeted treatment options will be developed and these products may compete with ours. In addition, competitors may develop their own versions of our test in countries where we did not apply for patents or where our patents have not issued and compete with us in those countries, including encouraging the use of their test by physicians or patients in other countries.
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
     We do not have redundant laboratory facilities. We perform all of our diagnostic testing in our laboratory located in Redwood City, California. Redwood City is situated near earthquake fault lines. Our facility and the equipment we use to perform our tests would be costly to replace and could require substantial lead time to repair or replace. The facility may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding and power outages, which may render it difficult or impossible for us to perform our tests for some period of time. The inability to perform our tests or the backlog of tests that could develop if our facility is inoperable for even a short period of time may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.
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

We are dependent on our information technology and telecommunications systems, and any failure of these systems could harm our business.
     We depend on information technology, or IT, and telecommunications systems for significant aspects of our operations. In addition, our third-party billing and collections provider is dependent upon telecommunications and data systems provided by outside vendors and information it receives from us on a regular basis. These IT and telecommunications systems support a variety of functions, including test processing, sample tracking, quality control, customer service and support, billing and reimbursement, research and development activities, and our general and administrative activities. Failures or significant downtime of our IT or telecommunications systems or those used by our third-party service providers could prevent us from processing tests, providing test results to physicians, billing payors, processing reimbursement appeals, handling patient or physician inquiries, conducting research and development activities, and managing the administrative aspects of our business. Any disruption or loss of IT or telecommunications systems on which critical aspects of our operations depend could have an adverse effect on our business and our product revenues.
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
     The marketing, sale and use of our test could lead to the filing of product liability claims if someone were to allege that our test failed to perform as it was designed. We may also be subject to liability for errors in the test results we provide to physicians or for a misunderstanding of, or inappropriate reliance upon, the information we provide. For example, physicians sometimes order Oncotype DX for patients who do not have the same specific clinical attributes indicated on the Oncotype DX report form as those for which the test provides clinical experience information from validation studies. It is our practice to offer medical consultation to physicians ordering Oncotype DX for such patients, including ER- patients and male breast cancer patients. A product liability or professional liability claim could result in substantial damages and be costly and time consuming for us to defend. Although we believe that our existing product and professional liability insurance is adequate, we cannot assure you that our insurance would fully protect us from the financial impact of defending against product liability or professional liability claims. Any product liability or professional liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any product liability lawsuit could cause injury to our reputation, result in the recall of our products, or cause current collaborators to terminate existing agreements and potential collaborators to seek other partners, any of which could impact our results of operations.
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
     We have established exclusive distribution agreements for Oncotype DX in Israel, the United Kingdom, Greece, Turkey, Japan, Taiwan and Australia, and may enter into other similar arrangements in other countries in the future. Over the long term, we intend to grow our business internationally, and to do so we will need to attract additional distributors to expand the territories in which we sell Oncotype DX. Distributors may not commit the necessary resources to market and sell Oncotype DX to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to locate distributors in particular geographic areas, we may not realize long-term international revenue growth. Regulatory requirements, costs of doing business outside of the United States and the reimbursement process in foreign markets may also impact our revenues from international sales or impact our ability to increase international sales in the future.
International expansion of our business may expose us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.
     Our business strategy contemplates international expansion, including establishing direct sales and physician outreach and education capabilities outside of the United States and expanding our relationship with distributors. Doing business internationally involves a number of risks, including:
•	multiple, conflicting and changing laws and regulations such as tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;

•	failure by us or our distributors to obtain regulatory approvals for the use of our test in various countries;

•	difficulties in staffing and managing foreign operations;

•	complexities associated with managing multiple payor reimbursement regimes or self-pay systems;

•	logistics and regulations associated with shipping tissue samples, including infrastructure conditions and transportation delays;

•	financial risks, such as longer payment cycles, difficulty collecting accounts receivable and exposure to foreign currency exchange rate fluctuations; and

•	political and economic instability, including wars, terrorism, and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions.
     Any of these factors could significantly harm our future international expansion and operations and, consequently, our revenues and results of operations.
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
     To finance any acquisitions, we may choose to issue shares of our common stock as consideration, which would dilute the ownership of our stockholders. If the price of our common stock is low or volatile, we may not be able to acquire other companies for stock. The market price of our common stock has been particularly volatile during the recent period of upheaval in the capital markets and world economy, and this excessive volatility may continue for an extended period of time. Alternatively, it may be necessary for us to raise additional funds for acquisitions through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all.
Our marketable securities are subject to certain risks that could adversely affect our overall financial position.
     We invest our cash in accordance with an established internal policy in instruments which historically have been highly liquid and carried relatively low risk. However, with recent credit market conditions, similar types of investments have experienced losses in value or liquidity issues which differ from their historical pattern. Should a portion of our marketable securities lose value or have their liquidity impaired, it could adversely affect our overall financial position by imperiling our ability to fund our operations and forcing us to seek additional financing sooner than we would otherwise. Such financing, if available, may not be available on commercially attractive terms.

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
     If we raise funds by issuing equity securities, dilution to our stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us. Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. These events have generally made equity and debt financing more difficult to obtain. Accordingly, additional equity or debt financing might not be available on reasonable terms, if at all. If adequate funds are not available, we may have to scale back our operations or limit our research and development activities.
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
ITEM 6. EXHIBITS

Exhibit
Number	Description
10.1	Form of Non-U.S. Employee/Consultant Stock Option Agreement under the Company’s 2005 Stock Incentive Plan

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1#	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32.2#	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENOMIC HEALTH, INC.
Date: November 10, 2008	By:	/s/ Randal W. Scott
Randal W. Scott, Ph.D.
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: November 10, 2008	By:	/s/ G. Bradley Cole
G. Bradley Cole
Executive Vice President, Operations and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

GENOMIC HEALTH, INC.
EXHIBIT INDEX

Exhibit
Number	Description
10.1	Form of Non U.S. Employee/Consultant Stock Option Agreement under the Company’s 2005 Stock Incentive Plan

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1#	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32.2#	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.