Form 10-Q
period 2009-03-31
GENOMIC HEALTH INC
filed 2009-05-11
CIK 1131324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☐       NO ☐
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 28,530,988 as of April 30, 2009.

GENOMIC HEALTH, INC.
INDEX

PART 1: FINANCIAL INFORMATION
Item 1. Financial Statements
GENOMIC HEALTH, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,198	$11,171
Short-term investments	43,218	45,499
Accounts receivable (net of allowance for doubtful accounts; March 31, 2009 - $704, December 31, 2008 - $881)	9,115	8,807
Prepaid expenses and other current assets	5,842	4,781

Total current assets	68,373	70,258
Property and equipment, net	14,313	15,562
Restricted cash	500	500
Other assets	364	369

Total assets	$83,550	$86,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	2,081	1,898
Accrued compensation	4,514	4,157
Accrued license fees	2,307	2,553
Accrued expenses and other current liabilities	3,874	4,398
Notes payable — current portion	1,214	1,814
Deferred revenues — current portion	2,853	2,381
Lease incentive obligations — current portion	364	364

Total current liabilities	17,207	17,565
Notes payable — long-term portion	166	225
Deferred revenues — long-term portion	476	1,417
Lease incentive obligations — long-term portion	698	789
Other liabilities	526	518
Commitments (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 5,000,000 shares authorized, none issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized, 28,521,617 and 28,461,327 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	2	2
Additional paid-in capital	237,471	234,412
Accumulated other comprehensive income	113	245
Accumulated deficit	(173,109)	(168,484)

Total stockholders’ equity	64,477	66,175

Total liabilities and stockholders’ equity	$83,550	$86,689

See accompanying notes.

GENOMIC HEALTH, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Product revenues	$33,427	$23,356
Contract revenues	469	84

Total revenues	33,896	23,440
Operating expenses:
Cost of product revenues	7,827	5,884
Research and development	8,645	6,405
Selling and marketing	14,697	12,367
General and administrative	7,339	5,906

Total operating expenses	38,508	30,562

Loss from operations	(4,612)	(7,122)
Interest income	249	621
Interest and other expense	(51)	(133)

Loss before income taxes	(4,414)	(6,634)
Provision for income taxes	210	—

Net loss	$(4,624)	$(6,634)

Basic and diluted net loss per share	$(0.16)	$(0.24)

Shares used in computing basic and diluted net loss per share	28,495,955	28,217,160

See accompanying notes.

GENOMIC HEALTH, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Operating activities
Net loss	$(4,625)	$(6,634)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,590	1,036
Employee stock-based compensation	2,520	2,257
Non-employee stock-based compensation	34	—
Changes in assets and liabilities:
Accounts receivable	(308)	(1,647)
Prepaid expenses and other assets	(1,082)	10
Accounts payable	183	(9)
Accrued expenses and other liabilities	(762)	1,292
Accrued compensation	357	—
Deferred revenues	(469)	3,616
Lease incentive obligations	(91)	(50)

Net cash used in operating activities	(2,653)	(129)

Investing activities
Purchases of property and equipment	(315)	(2,608)
Purchases of short-term investments	(17,451)	(41,904)
Maturities of short-term investments	19,600	20,149

Net cash provided by (used in) investing activities	1,834	(24,363)

Financing activities
Principal payments of notes payable	(659)	(681)
Proceeds from issuance of common stock under stock plans	505	364

Net cash used in financing activities	(154)	(317)

Net decrease in cash and cash equivalents	(973)	(24,809)
Cash and cash equivalents at the beginning of the period	11,171	39,164

Cash and cash equivalents at the end of the period	$10,198	$14,355

Cash paid for interest	$51	$125

See accompanying notes.

GENOMIC HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
The Company
     Genomic Health, Inc. (the “Company”) is a life science company focused on the development and commercialization of genomic- based clinical diagnostic tests for cancer that allow physicians and patients to make individualized treatment decisions. The Company was incorporated in Delaware in August 2000. The Company’s first Oncotype DX diagnostic test was launched in 2004 and is used for early-stage breast cancer patients to predict the likelihood of breast cancer recurrence and the likelihood of chemotherapy benefit.
Principles of Consolidation
     The condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. The Company has two wholly-owned subsidiaries, Genomic Health Switzerland LLC, which was established in 2009 to support the Company’s sales and marketing efforts in Europe, and Oncotype Laboratories, Inc., which was established in 2003 and is inactive.
Basis of Presentation and Use of Estimates
     The accompanying interim period condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated balance sheet as of March 31, 2009, condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008 and condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2008 has been derived from audited financial statements. However, it does not include certain information and notes required by GAAP for complete consolidated financial statements.
     The preparation of financial statements in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
Revenue Recognition
     The Company derives its revenues from product sales and contract research arrangements. The Company operates in one industry segment. Product revenues are derived solely from the sale of the Oncotype DX breast cancer test. The Company generally bills third-party payors for a test upon generation and delivery of a Recurrence Score report to the physician. As such, the Company takes assignment of benefits and the risk of collection with the third-party payor. The Company usually bills the patient directly for amounts owed after multiple requests for payment have been denied or only partially paid by the insurance carrier. The Company pursues case-by-case reimbursement where third-party reimbursement policies are not in place or payment history has not been established.
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

     The Company recognizes a portion of its product revenue from third-party payors, including some private payors and Medicare, on an accrual basis prospectively when the criteria described in the preceding paragraph are satisfied. For the three months ended March 31, 2009, approximately half of total product revenue recognized was recorded on an accrual basis.
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
Allowance for Doubtful Accounts
     The Company accrues an allowance for doubtful accounts against its accounts receivable consistent with historical payment experience. Bad debt expense is included in general and administrative expense on the Company’s condensed consolidated statements of operations. Accounts receivable are written off against the allowance when the appeals process is exhausted, when an unfavorable coverage decision is received or when there is other substantive evidence that the account will not be paid. As of March 31, 2009 and December 31, 2008, the Company’s allowance for doubtful accounts was $704,000 and $881,000, respectively. Write-offs for doubtful accounts of $322,000 were recorded against the allowance during the three months ended March 31, 2009. Bad debt expense was $145,000 and $84,000 for the three months ended March 31, 2009 and 2008, respectively.
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
     The Company enters into collaboration and clinical study agreements with clinical collaborators and records these costs as research and development expenses. The Company records accruals for estimated study costs comprised of work performed by its collaborators under contract terms. Advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed.
     Emerging Issues Task Force Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”), was ratified by the Financial Accounting Standards Board (“FASB”) in November 2007 and adopted by the Company as of January 2009. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from, or made to, other collaborators based on applicable GAAP or, in the absence of applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. The adoption of EITF 07-1 did not have a material effect on the Company’s condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
     In April 2009, FASB issued three related Staff Positions: (i) FASB Staff Position 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), (ii) FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment

(“FSP FAS 115-2 and FAS 124-2”), and (iii) FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. FSP FAS 115-2 and FAS 124-2 modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities. FSP FAS 107-1 and APB 28-1 enhances the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. The Company does not expect the adoption of these Staff Positions to have a material impact on its financial condition or results of operations.
Note 2. Net Loss Per Share
     Basic net loss per share is calculated by dividing net loss for the period by the weighted-average number of common shares outstanding for the period without consideration for potential common shares. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period and dilutive potential common shares for the period determined using the treasury-stock method. For purposes of this calculation, options to purchase common stock are considered to be potential common shares but are not included in the calculation of diluted net loss per share because their effect is anti-dilutive.

	Three Months Ended
	March 31,
	2009	2008
	(In thousands, except share and per
	share amounts)
	(Unaudited)
Net loss	$(4,624)	$(6,634)

Weighted-average net common shares outstanding for basic and diluted loss per common share	28,495,955	28,217,160

Basic and diluted net loss per share	$(0.16)	$(0.24)

Outstanding dilutive securities not included in diluted net loss per share calculation (at end of period):
Options to purchase common stock	4,709,152	3,841,521

     Comprehensive Loss
     The Company reports comprehensive loss and its components as part of total stockholders’ equity.

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
	(Unaudited)
Net loss	$(4,624)	$(6,634)
Unrealized gain on available-for-sale securities	113	61

Comprehensive loss	$(4,511)	$(6,573)

Note 3. Fair Value Measurements
     In September 2006, FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. SFAS 157 applies whenever standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. The Company adopted SFAS 157 as of January 1, 2008 for financial assets and liabilities measured at fair value and as of January 1, 2009 for non-financial assets and liabilities measured at fair value. There was no financial statement impact as a result of these adoptions.

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
     The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis at March 31, 2009 and December 31, 2008 by level within the fair value hierarchy. The Company did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis at March 31, 2009 or December 31, 2008. As required by SFAS 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and considers factors specific to the asset or liability:

	Actively Quoted		Significant
	Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Balance at
	Level 1	Level 2	Level 3	March 31, 2009
		(In thousands)
		(Unaudited)
As of March 31, 2009
Assets
Money market deposits	$8,284	$—	$—	$8,284
Debt securities of U.S. government-sponsored agencies	—	39,021	—	39,021
Commercial paper	—	4,197	—	4,197

	Actively Quoted		Significant
	Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Balance at
	Level 1	Level 2	Level 3	December 31, 2008
		(In thousands)
		(Unaudited)
As of December 31, 2008
Assets
Money market deposits	$5,926	$—	$—	$5,926
U.S. Treasury securities	1,004	—	—	1,004
Debt securities of U.S. government-sponsored agencies	—	37,350	—	37,350
Commercial paper	—	8,146	—	8,146
Corporate bonds	—	1,000	—	1,000
Note 4. Commercial Technology and Licensing Agreements
     The Company is a party to various agreements under which it licenses technology on a nonexclusive basis in the field of human diagnostics. Access to these licenses enables the Company to process its Oncotype DX breast cancer tests. While certain agreements contain provisions for fixed annual payments, license fees are generally calculated as a percentage of product revenues, with rates that vary by agreement and may be tiered, and payments that may be capped at annual minimum or maximum amounts. The Company recognized costs recorded under these agreements of $2.3 million and $1.7 million for the three months ended March 31, 2009 and 2008, respectively, which were included in cost of product revenues.
Note 5. Commitments
     Notes Payable
     In March 2005, the Company entered into an arrangement to finance the acquisition of laboratory and office equipment, computer hardware and software and leasehold improvements. In connection with this arrangement, the Company granted the lender a security interest in the assets purchased with the borrowed amounts. The Company can prepay all, but not part of, the amounts outstanding under the arrangement so long as the Company also pays a 4% premium on the outstanding principal balance. As of March 31, 2009, the outstanding notes payable principal balance under this arrangement was $1.4 million at annual interest rates ranging from 10.30% to 11.30%, depending on the applicable note. According to the terms of the arrangement, the Company is required to notify the lender if there is a material adverse change in its financial condition, business or operations. The Company believes it has complied with all the material covenants of the financing arrangement as of March 31, 2009.
     As of March 31, 2009, the Company’s aggregate commitments under its financing arrangement were as follows:

Annual
Payments
(In thousands)
(Unaudited)
Years Ending December 31,
2009 (remainder of the year)	$1,223
2010	238

Total minimum payments	1,461
Less: interest portion	(81)

Present value of net minimum payments	1,380
Less: current portion of obligations	(1,214)

Long-term obligations	$166

     Lease Obligations
     In September 2005, the Company entered into a non-cancelable lease for 48,000 square feet of laboratory and office space that the Company occupies in Redwood City, California. The lease expires in February 2012 and includes lease incentive obligations of $834,000 that are being amortized on a straight-line basis over the life of the lease. In connection with this lease, the Company was required to secure a $500,000 letter of credit, which is classified as restricted cash on the condensed consolidated balance sheets.
     In January 2007, the Company entered into a non-cancelable lease for an additional 48,000 square feet of laboratory and office space in a nearby location. The lease expires in February 2012 and includes lease incentive obligations totaling $283,000 that are being amortized on a straight-line basis over the life of the lease. In connection with this lease, the Company paid a $151,000 cash security deposit, which is included in other assets on the condensed consolidated balance sheets.

     Future non-cancelable commitments under these operating leases at March 31, 2009 were as follows:

Annual
Payments
(In thousands)
(Unaudited)
Years Ending December 31,
2009 (remainder of the year)	$1,161
2010	1,634
2011	1,723
2012	290

Total minimum payments	$4,808

     Clinical Collaborator Costs
     The Company has entered into a variety of collaboration and specimen transfer agreements relating to its development efforts. The Company recorded expenses of $604,000 and $76,000 for the three months ended March 31, 2009 and 2008, respectively, relating to services provided in connection with these agreements, which are included in research and development expenses. In addition to these expenses, certain agreements contain provisions for royalties from inventions resulting from these agreements. The Company has certain options and rights relating to joint inventions arising out of these agreements.
     In addition to costs for research and development, under one of our collaboration agreements, we make fixed annual payments resulting from the launch and commercialization of the Oncotype DX breast cancer test. At March 31, 2009, future payments remaining under this agreement totaled $950,000, of which $475,000 is payable in January 2010 and $475,000 is payable in January 2011. These payments are recorded in cost of product revenues as license fees. Expense is recorded ratably over the year before the relevant payment is made. If at any time the Company discontinues the sale of the Oncotype DX breast cancer test, no future annual payments will be payable and the Company will have no further obligation under the agreement. If the Company’s cash balance is less than $5.0 million on the due date of any of the annual payments, the Company may be able to defer any current annual payment due for a period of up to 12 months.
Note 6. Stock-Based Compensation
     The Company uses the Black-Scholes option valuation model to value stock options under Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). The Company recorded stock-based compensation expense of $2.5 million and $2.3 million for the three months ended March 31, 2009 and 2008, respectively. Stock-based compensation expense was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The following table presents the impact of SFAS 123R on selected statements of operations line items for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
	(Unaudited)
Cost of product revenues	$93	$115
Research and development	770	735
Selling and marketing	797	630
General and administrative	860	777

Total stock-based compensation expense	$2,520	$2,257

     Stock-based compensation expense resulting from the adoption of SFAS 123R represents expense related to stock options granted on or after January 1, 2006, as well as stock options granted prior to, but not yet vested as of, January 1, 2006. As of March 31, 2009, total unrecognized compensation expense related to unvested stock options, net of estimated forfeitures, was $22.3 million. The Company expects to recognize this expense over a weighted-average period of 39 months.
     Valuation Assumptions
     Option valuation models require the input of highly subjective assumptions that can vary over time. The Company’s expected volatility is based on the historical volatility of the Company’s common stock. The expected life of options granted is estimated based on historical option exercise data and assumptions related to unsettled options. The risk-free interest rate is estimated using published rates for U.S. Treasury securities with a remaining term approximating the expected life of the options granted. The Company uses a dividend yield of zero as it has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future. The Company granted options to purchase 127,200 and 43,600 shares of common stock to employees during the three months ended March 31, 2009 and 2008, respectively. The weighted-average fair values and the assumptions used in calculating such values for stock options granted during these periods were as follows:

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
Expected volatility	56%	60%
Risk-free interest rate	1.81%	2.87%
Expected life of options in years	5.86	5.86
Weighted-average fair value	$10.76	$12.01
     Stock Options Exercised
     For the three months ended March 31, 2009, the Company issued 60,290 shares of common stock in connection with the exercise of stock options with a weighted-average exercise price of $8.37 per share and total intrinsic value of $505,000. For the three months ended March 31, 2008, the Company issued 63,230 shares of common stock in connection with the exercise of stock options with a weighted-average exercise price of $5.76 per share and total intrinsic value of $364,000.
Note 7. Income Tax
     For the three months ended March 31, 2009, the Company recorded a provision for income taxes of approximately $211,000 that is principally comprised of federal alternative minimum and California income tax. The tax provision for the three months ended March 31, 2009 was based on the Company’s estimated taxable income for the year. The difference between the provision for income taxes that would be derived by applying the statutory rate to the Company’s income before tax and the income tax provision actually recorded is primarily due to timing differences, including the impact of nondeductible SFAS 123R stock-based compensation expenses and other book to tax differences, offset by the use of federal net operating loss carry-forwards and California research tax credits that can be utilized to reduce the amount of the California tax under these applicable statutes. For the three months ended March 31, 2008, the Company did not record a provision for income taxes because it estimated and incurred a taxable loss for the year ended December 31, 2008.
     The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until sufficient evidence exists to support the reversal of all or some portion of these allowances. Should the actual amounts differ from the Company’s estimates, the amount of its valuation allowance could be materially impacted.
     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) effective January 1, 2007. The Company did not recognize any adjustment to its liability for uncertain tax positions as a result of the implementation of FIN 48, and therefore did not record any cumulative adjustment to retained earnings. The Company had $575,000 and $413,000 of unrecognized tax benefits as of March 31, 2009 and 2008, respectively. The Company does not anticipate a material change in its unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

     The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense when and if incurred. As of March 31, 2009, the Company had not recognized any tax-related penalties or interest in its consolidated balance sheets or statements of operations. All tax years from 2000 forward remain subject to future examination by tax authorities.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our expectation that, for the foreseeable future, substantially all of our revenues will be derived from the Oncotype DX breast cancer test; the factors that may impact our financial results; the extent and duration of our net losses or when we may achieve profitability; our ability to recognize revenues other than on a cash basis; our business strategy and our ability to achieve our strategic goals; our expectations regarding product revenues; the amount of future revenues that we may derive from Medicare patients or categories of patients; our plans to pursue reimbursement on a case-by-case basis; our ability, and expectations as to the amount of time it will take, to achieve successful reimbursement from third-party payors and government insurance programs for new tests or markets, including for Oncotype DX for N+ breast cancer patients, a new test for colon cancer, or for patients outside of the U.S.; our expectations regarding our international expansion and opportunities, and our expectations regarding revenues from international sales; our intent to enter into additional foreign distribution arrangements; the factors we believe to be driving demand for the Oncotype DX breast cancer test and our ability to sustain or increase such demand; our success in increasing patient and physician demand as a result of our direct sales approach; plans for enhancements of Oncotype DX to address different patient populations of breast cancer; plans for, and the timeframe for the development or commercial launch of, future tests addressing different patient populations or other cancers; the factors that we believe will drive the establishment of coverage policies; the capacity of our clinical reference laboratory to process tests and our expectations regarding capacity; our dependence on collaborative relationships and the success of those relationships; whether any tests will result from our collaborations; the applicability of clinical results to actual outcomes; our estimates and assumptions with respect to disease incidence; our assumptions regarding commercialization of a test for colon cancer and the timing of any such test; our plans with respect to potential tests for ductal carcinoma in situ, or other cancers or for patients treated with aromatase inhibitors or other treatments; the occurrence, timing, outcome or success of clinical trials or studies; our intention to plan additional development or clinical studies; the benefits of our technology platform; the economic benefits of our test to the healthcare system; the ability of our test to impact treatment decisions; our beliefs regarding our competitive benefits; our belief that multi-gene analysis provides better analytical information; our expectations regarding clinical development processes future tests may follow; our beliefs regarding the benefits of individual gene reporting; the level of investment in our sales force; our expectation that our general and administrative and sales and marketing expenses will increase and our anticipated uses of those funds; our expectations regarding capital expenditures; our expectation that our research and development expense levels will remain high as we seek to increase the clinical utility of the Oncotype DX breast cancer test and develop new tests; our ability to comply with the requirements of being a public company; our ability to attract and retain experienced personnel; the adequacy of our product liability insurance; how we intend to spend our existing cash and cash equivalents and how long we expect our existing cash to last; our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing; our expected future sources of cash; our plans to borrow additional amounts under existing or new financing arrangements; our expectations regarding our needs to use equipment financing as a funding source; our belief that we are in material compliance with financial covenants; our expectations regarding repayment of debt or incurrence of additional debt; our compliance with federal, state and foreign regulatory requirements; the potential impact resulting from the regulation of Oncotype DX by the U.S. Food and Drug Administration, or FDA, and our belief that Oncotype DX is properly regulated under the Clinical Laboratory Improvement Amendments of 1988, or CLIA; the impact of new or changing policies, regulation or legislation on our business; our belief that we have taken reasonable steps to protect our intellectual property; our strategies regarding filing additional patent applications to strengthen our intellectual property rights; the impact of changing interest rates; our beliefs regarding our unrecognized tax benefits; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; the impact of the economy on our business, patients and payors; our expectations regarding the impact of the economic environment on our liquidity and our investments; and anticipated trends and challenges in our business and the markets in which we operate.
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
Business Overview
     We are a life science company focused on the development and commercialization of genomic-based clinical diagnostic tests for cancer that allow physicians and patients to make individualized treatment decisions. Our first Oncotype DX diagnostic test is used for breast cancer patients to predict the likelihood of cancer recurrence and the likelihood of chemotherapy benefit and is conducted at our clinical reference laboratory in Redwood City, California. Effective July 1, 2008, the list price of our test is $3,820. Substantially all of our historical revenues have been derived from the sale of Oncotype DX breast cancer tests ordered by physicians in the United States.
     Oncotype DX Breast Cancer Test Adoption and Reimbursement
     For the three months ended March 31, 2009, we delivered 11,210 Oncotype DX breast cancer test reports for use in treatment planning, compared to more than 9,150 test reports for the three months ended March 31, 2008. We believe increased demand resulted from the inclusion of the Oncotype DX breast cancer test in the clinical practice guidelines of the American Society of Clinical Oncologists, or ASCO, and the National Comprehensive Cancer Network, or NCCN, continued publication of peer-reviewed articles on studies we sponsored, conducted or collaborated on that support the use and reimbursement of our Oncotype DX breast cancer test, clinical presentations at major symposia, and our ongoing commercial efforts. However, this increased demand is not necessarily indicative of future growth rates, and we cannot assure you that this level of increased demand can be sustained or that publication of articles, future appearances or presentations at medical conferences or increased commercial efforts will have a similar impact on demand for our test in the future. We have in the past, and may in the future, experience slower sequential growth in demand for our test in the second and third calendar quarters, which we believe may be attributed to physicians, surgeons and patients scheduling vacations during this time. As of March 31, 2009, our clinical reference laboratory had the capacity to process up to 15,000 tests per calendar quarter.
     We depend on third-party payors to provide reimbursement for our test. Accordingly, we have focused substantial resources on obtaining reimbursement coverage from third-party payors. Large national commercial third-party payors, including Aetna, Inc., Cigna HealthCare, Kaiser Foundation Health Plan, Inc., United HealthCare Insurance Company and Wellpoint Inc., a number of regional payors, including many regional Blue Cross and Blue Shield plans, and Palmetto Government Benefits Administrators, or Palmetto GBA, the local Medicare carrier for California with jurisdiction for claims submitted by us for Medicare patients, have issued positive coverage determinations for our Oncotype DX breast cancer test for patients with node negative, or N-, estrogen receptor positive, or ER+, disease through contracts, agreements or policy decisions.
     Beginning in the second half of 2008 and continuing through the first quarter of 2009, we experienced an increase in usage of our Oncotype DX breast cancer test for node positive, or N+, patients. While some payors provide coverage for the use of our test in patients with lymph node micro-metastasis (greater than 0.2mm, but not greater than 2.0 mm in size), a substantial portion of our existing reimbursement coverage is limited to women with early-stage N-, ER+ breast cancer. We may not be able to obtain reimbursement coverage for our test for breast cancer patients with N+, ER+ disease.
     Our domestic sales, marketing and reimbursement efforts are focused on direct interaction with medical and surgical oncologists, pathologists and payors. In January 2009, we hired an additional 20 U.S. sales representatives, increasing our domestic sales force to a total of 80 sales representatives. We have also continued to expand internationally. As of March 31, 2009, we had received test samples from over 40 countries and established exclusive distribution agreements for our Oncotype DX breast cancer test with partners in ten countries outside of the U.S. We established a subsidiary in Switzerland in February 2009 and we have lead executives in Europe and in Asia to support our international efforts. We have completed or initiated multiple international clinical studies intended to support the adoption of our test. For example, in April 2009, we announced results of a multi-center study in Japan demonstrating that our test had significant prognostic value in Japanese women with ER + early-stage breast cancer. This was the first study to examine the utility of our Oncotype DX breast cancer test in a specific ethnic population. We do not expect international product revenues to comprise more than 10% of our total revenues for at least the next two years.

     Oncotype DX Colon Cancer Test Commercialization
     In April 2009, we announced positive preliminary results from our independent clinical validation study in stage II colon cancer for our Oncotype DX colon cancer test. The study utilized more than 1,200 patient samples from the international, multi-center QUASAR trial, which examined the recurrence risk and benefit associated with 5-fluorouracil/leucovorin, or 5FU/LV, adjuvant chemotherapy. The clinical validation study met its primary endpoint to predict the likelihood of recurrence for stage II colon cancer patients following surgery, and indicated that the colon cancer Recurrence Score provided additional independent clinical value beyond standard measures of risk. While meeting the primary endpoint in predicting recurrence, the study did not meet a second endpoint evaluating a separate score, with a distinct set of genes, designed to predict which patients experience greater relative benefit of 5FU/LV following surgery.
     Based on these results, we are proceeding with commercialization plans to make our Oncotype DX colon cancer test available to physicians and patients in early 2010. We expect to incur additional expenses, including infrastructure, sales and marketing and information technology costs, related to the commercial launch of our colon cancer test. Based upon our experience in obtaining adoption and reimbursement for our Oncotype DX breast cancer test, we do not expect product revenues from our colon cancer test to comprise more than 10% of our total revenues for at least the next three years.
     Product Pipeline
     We continue to conduct research and development studies in breast cancer, colon cancer and other cancers. We are investigating the utility of our Oncotype DX breast cancer test in patients with ductal carcinoma in situ, or DCIS, which generally refers to a pre-invasive tumor with reduced risk of recurrence. We plan to evaluate the use of the Oncotype DX breast cancer gene panel and also seek to identify other genes that may be used for treatment planning in DCIS. We are also planning additional studies in colon cancer for both stage II and stage III patients in order to provide additional information regarding treatment with other agents such as oxaliplatin, epidermal growth factor, or EGFR, inhibitors and anti-angiogenesis agents. We are also proceeding with gene discovery work under our contract research agreement for the development of a genomic test to estimate the risk of recurrence following surgery for patients with Stage I-III renal carcinoma, clear cell type. We have established agreements and identified sources of clinical samples in connection with our prostate and lung cancer programs.
     Economic Environment
     Continuing concerns over inflation, deflation, energy costs, geopolitical issues, the availability and cost of credit, the Federal stimulus plan, Federal budget proposals, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the global economy and expectations of slower global economic growth going forward. These factors, combined with volatile oil prices, declining business and consumer confidence, a volatile stock market and increased unemployment, have precipitated an economic slowdown and recession. We continue to evaluate the impact of this environment on our cash management, cash collection activities and volume of tests delivered.
     As of the date of this report, we have not experienced a loss of principal on any of our investments, and we expect that we will continue to be able to access or liquidate these investments as needed to support our business activities. From time to time, we monitor the financial position of our significant third-party payors, which include Medicare and managed care companies. As of the date of this report, we do not expect the current economic environment to have a material negative impact on our ability to collect payments from our third-party payors through the end of 2009. The economic slowdown could negatively impact the volume of tests we deliver if patients lose healthcare coverage, delay medical checkups or are unable to pay for our test.
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
Allowance for Doubtful Accounts
     We accrue an allowance for doubtful accounts against our accounts receivable based on estimates consistent with historical payment experience. Our allowance for doubtful accounts is evaluated quarterly and adjusted when trends or significant events indicate that a change in estimate is appropriate. As of March 31, 2009 and December 31, 2008, our allowance for doubtful accounts was $704,000 and $881,000, respectively. The decrease in our allowance for doubtful accounts reflected the impact of writedowns and improved collections on our outstanding accounts receivable.
Research and Development Expenses
     We enter into collaboration and clinical trial agreements with clinical collaborators and record these costs as research and development expenses. We record accruals for estimated study costs based on estimates of services received and efforts expended by our collaborators pursuant to these agreements. The financial terms of these agreements are subject to negotiations, may vary from contract to contract, and may result in uneven payment flows. We determine our estimates through discussion with internal clinical development personnel and outside service providers as to the progress or stage of completion of services provided and the agreed upon fee to be paid for such services. Advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed.
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
Results of Operations
     Three Months Ended March 31, 2009 and 2008
     We recorded a net loss of $4.6 million for the three months ended March 31, 2009 compared to a net loss of $6.6 million for the three months ended March 31, 2008. On a basic and diluted per share basis, net loss was $0.16 for the three months ended March 31, 2009 compared to $0.24 for the three months ended March 31, 2008.
     Revenues
     We derive our revenues from product sales and, to a lesser extent, from contract research arrangements. We operate in one industry segment. All of our product revenues have been derived solely from the sale of our Oncotype DX breast cancer test. Payors are billed upon generation and delivery of a breast cancer Recurrence Score report to the physician. Product revenues are recorded on a cash basis unless a contract or policy is in place with the payor at the time of billing and collectibility is reasonably assured. Contract revenues are derived from studies conducted with biopharmaceutical and pharmaceutical companies and are recorded as contractual obligations are completed.

	For the Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Product revenues	$33,427	$23,356
Contract revenues	469	84

Total revenues	$33,896	$23,440

Quarter over quarter dollar increase in product revenues	$10,071
Quarter over quarter percentage increase in product revenues	43%
     The $10.1 million, or 43%, increase in product revenues resulted from increased adoption, as evidenced by a 22% increase in test volume, expanded reimbursement coverage, resulting in an increase in the amount recognized per test, and an increase in revenues recorded on an accrual basis. Approximately $16.7 million, or 50%, of product revenues for the three months ended March 31, 2009 were recorded on an accrual basis and recognized at the time the test results were delivered, compared to $11.6 million, or 50%, of product revenues for the three months ended March 31, 2008. For both periods, the balance of product revenues was recognized upon cash collection as payments were received.
     Product revenues from Medicare payments were $6.6 million, or 20%, of product revenues for the three months ended March 31, 2009, compared to $5.7 million, or 24%, of product revenues for the three months ended March 31, 2008. Product revenues from United HealthCare Insurance Company payments were $3.1 million, or 9%, of product revenues for the three months ended March 31, 2009, compared to $3.2 million, or 14%, of product revenues for the three months ended March 31, 2008.

     Contract revenues were $469,000 for the three months ended March 31, 2009 compared to $84,000 for the three months ended March 31, 2008. Contract revenues represented studies assessing our gene expression technology or work in gene selection and protocol design with our pharmaceutical partners. The increase in contract revenues was due to project timing for ongoing contract research and development activities. We expect that our contract revenues will continue to fluctuate based on the number and timing of studies being conducted.
     Cost of Product Revenues

	For the Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Tissue sample processing costs	$5,427	$4,065
Stock-based compensation	93	115

Total tissue sample processing costs	5,520	4,180
License fees	2,307	1,704

Total cost of product revenues	$7,827	$5,884

Quarter over quarter dollar increase	$1,943
Quarter over quarter percentage increase	33%
     Cost of product revenues represents the cost of materials, direct labor, equipment and infrastructure expenses associated with processing tissue samples (including histopathology, anatomical pathology, paraffin extraction, reverse transcription polymerase chain reaction, or RT-PCR, quality control analyses and shipping charges to transport tissue samples) and license fees. Infrastructure expenses include allocated facility occupancy and information technology costs. Costs associated with performing our test are recorded as tests are processed. Costs recorded for tissue sample processing represent the cost of all the tests processed during the period regardless of whether revenue was recognized with respect to a specific test. Royalties for licensed technology calculated as a percentage of product revenues and fixed annual payments relating to the launch and commercialization of our Oncotype DX breast cancer test are recorded as license fees in cost of product revenues at the time product revenues are recognized or in accordance with other contractual obligations. License fees represent a significant component of our cost of product revenues and are expected to remain so for the foreseeable future.
     The $1.4 million, or 33%, increase in tissue sample processing costs reflected a 22% increase in test volume and cost increases for personnel-related expenses, reagents and laboratory supplies. The $603,000, or 35%, increase in license fees included higher royalties due to an increase of $10.1 million, or 43%, in product revenues recognized. We expect the cost of product revenues to increase to the extent we process more tests.
     Research and Development Expenses

	For the Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Personnel-related expenses	$4,709	$3,750
Stock-based compensation	770	735
Collaboration expenses	604	76
Infrastructure and all other costs	2,562	1,844

Total research and development expenses	$8,645	$6,405

Quarter over quarter dollar increase	$2,240
Quarter over quarter percentage increase	35%
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

     The $2.2 million, or 35%, increase in research and development expenses was primarily due to a $1.0 million increase in personnel-related expenses, a $719,000 increase in infrastructure and other expenses and a $528,000 increase in collaboration expenses related to clinical studies for a variety of cancers. We expect our research and development expenses to increase as we increase investment in our product pipeline for breast, colon and other cancers.
     Selling and Marketing Expenses

	For the Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Personnel-related expenses	$7,272	$5,858
Stock-based compensation	797	630
Promotional and marketing materials	2,510	2,881
Travel, meetings and seminars	2,058	1,676
Infrastructure and all other costs	2,060	1,322

Total sales and marketing expenses	$14,697	$12,367

Quarter over quarter dollar increase	$2,330
Quarter over quarter percentage increase	19%
     Our selling and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses, and infrastructure expenses, including allocated facility occupancy and information technology costs. These expenses include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding our genomic technologies, how our Oncotype DX breast cancer test was developed and validated and the value of the quantitative information that the test provides. Selling and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation and dissemination of our scientific and economic publications related to our Oncotype DX platform.
     The $2.3 million, or 19%, increase in selling and marketing expenses was due to a $1.4 million increase in personnel-related expenses, due primarily to the addition of 20 domestic field sales representatives in January 2009, a $738,000 increase in infrastructure expenses, including allocations for information technology, recruiting and other expenses, $382,000 in higher travel-related expenses primarily associated with field personnel and international expansion, and a $167,000 increase in stock-based compensation, partially offset by a $371,000 decrease in promotional field and marketing materials. We expect selling and marketing expenses to increase in future periods as we prepare for the commercialization of our Oncotype DX colon cancer test and continue to expand our commercial efforts in international markets.
General and Administrative Expenses

	For the Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Personnel-related expenses	$4,806	$3,390
Stock-based compensation	860	777
Professional fees and all other costs	1,673	1,739

Total general and administrative expenses	$7,339	$5,906

Quarter over quarter dollar increase	$1,433
Quarter over quarter percentage increase	24%
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
     The $1.4 million, or 24%, increase in general and administrative expenses reflected an increase in personnel-related expenses due to an increase in headcount period over period. We expect general and administrative expenses to increase as we hire additional staff and incur other expenses to support the growth of our business and to the extent we spend more on fees for billing and collections as we process more tests.
Interest Income
     Interest income was $249,000 for the three months ended March 31, 2009 compared to $621,000 for the three months ended March 31, 2008. The $372,000 decrease was due to lower average short-term investment balances resulting from our investment of a large portion of the cash proceeds from our May 2007 public offering of common stock, as well as lower market yields. We expect our interest income may continue to decrease if the overall decline in interest rates continues.
Interest and Other Expense
     Interest and other expense was $51,000 for the three months ended March 31, 2009 compared to $133,000 for the three months ended March 31, 2008. The $82,000 decrease was due primarily to lower average balances on our equipment financing as we paid them down. We expect our interest expense to decline as we continue to make payments on our equipment financing. We do not anticipate using additional equipment financing as a funding source in the next twelve months.
Income Tax Expense
     For the three months ended March 31, 2009, we recorded income tax expense of approximately $211,000 that is principally comprised of federal alternative minimum tax and California income tax. The provision for income taxes for the three months ended March 31, 2009 was based on our estimated taxable income for the year. For the three months ended March 31, 2008, we did not record a provision for income taxes because we estimated and incurred a taxable loss for the year ended December 31, 2008.
     We intend to maintain a full valuation allowance on our deferred tax assets until sufficient evidence exists to support the reversal of all or some portion of these allowances. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.
Liquidity and Capital Resources
     As of March 31, 2009, we had an accumulated deficit of $173.1 million. We have not yet achieved profitability and anticipate that we will likely incur additional net losses. We cannot provide assurance as to when, if ever, we will achieve profitability. We expect that our research and development, selling and marketing and general and administrative expenses will continue to increase and, as a result, we will need to generate significant product revenues to achieve profitability.

	2009	2008
	(In thousands)
As of March 31:
Cash, cash equivalents and short-term investments	$53,416	$65,367
Working capital	51,166	59,479
For the three months ended March 31:
Cash provided by (used in):
Operating activities	(2,653)	(129)
Investing activities	1,834	(24,363)
Financing activities	(154)	(317)
Capital expenditures (included in investing activities above)	(315)	(2,608)

Sources of Liquidity
     At March 31, 2009, we had cash, cash equivalents and short-term investments of $53.4 million compared to $65.4 million at March 31, 2008. In accordance with our investment policy, available cash is invested in short-term, low-risk, investment-grade debt instruments. Our cash and short-term investments are held in a variety of interest-bearing instruments including money market accounts, obligations of U.S. government-sponsored entities, high-grade corporate bonds and commercial paper. At March 31, 2009, our holdings of obligations of U.S. government-sponsored entities consisted entirely of debt securities issued by the Federal Home Loan Bank, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.
     Historically we have financed our operations primarily through sales of our equity securities and cash received in payment for our tests. At March 31, 2009, we had approximately $46.5 million of securities available for issuance under a shelf registration statement. Purchases of equipment and leasehold improvements have been partially financed through capital equipment financing arrangements. At March 31, 2009 and March 31, 2008, we had notes payable under these equipment financing arrangements of $1.4 million and $4.0 million, respectively. Our existing notes payable under these arrangements are scheduled to be fully paid by November 2010.
Cash Flows
     Net cash used in operating activities was $2.7 million for the three months ended March 31, 2009 compared to $129,000 for the three months ended March 31, 2008. Net cash used in operating activities includes net loss adjusted for certain non-cash items and changes in assets and liabilities. Net cash used in operating activities for the three months ended March 31, 2009 reflected the payment of $1.2 million in refunds for overpayments to third party payors, a $1.1 million increase in prepaid expenses and other assets and a $515,000 net loss excluding depreciation and stock-based compensation for the period. Net cash used in operating activities for the three months ended March 31, 2008 reflected a $3.3 million net loss excluding depreciation and stock-based compensation for the period and a $1.6 million increase in accounts receivable, partially offset by the receipt of $3.7 million in advance collaboration contract payments and a $1.3 million decrease in accrued expenses and other liabilities.
     Net cash provided by investing activities was $1.8 million for the three months ended March 31, 2009, compared to net cash used in investing activities of $24.4 million for the three months ended March 31, 2008. Our investing activities have consisted predominately of purchases and maturities of marketable securities and capital expenditures. Net cash provided by investing activities for the three months ended March 31, 2009 included $2.1 million in net maturities of short-term investments, partially offset by $315,000 in capital expenditures. Net cash used in investing activities for the three months ended March 31, 2008 included $21.8 million in net purchases of short-term investments, reflecting the investment of a portion of the cash proceeds from our May 2007 public offering of common stock, and $2.6 million in capital expenditures, primarily for facility expansion and improvements.
     Net cash used in financing activities was $154,000 for the three months ended March 31, 2009, compared to $317,000 for the three months ended March 31, 2008. Our financing activities include proceeds from the sale of our common stock and payments on our capital equipment financing arrangements. Net cash used in financing activities for the three months ended March 31, 2009 included $659,000 in principal payments on our debt, partially offset by $505,000 in proceeds from the issuance of our common stock upon the exercise of employee stock options. Net cash used in financing activities for the three months ended March 31, 2008 included $681,000 in principal payments on our debt, partially offset by $364,000 in proceeds from the issuance of our common stock upon the exercise of employee stock options.
     Contractual Obligations
     The following summarizes our significant contractual obligations as of March 31, 2009 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
		(In thousands)			More
		Less than			than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Notes payable obligations	$1,461	$1,288	$173	$—	$—
Non-cancelable operating lease obligations	4,808	1,556	1,659	1,593	—

Total	$6,269	$2,844	$1,832	$1,593	$—

     Our notes payable obligations are for principal and interest payments on capital equipment financing. In March 2005, we entered into an arrangement to finance the acquisition of laboratory equipment, computer hardware and software, leasehold improvements and office equipment. In connection with this arrangement, we granted the lender a security interest in the assets purchased with these borrowings. We can prepay all, but not part, of the amounts owing under the arrangement so long as we also pay a 4% premium on the remaining payments. As of March 31, 2009, the outstanding notes payable principal balance under this arrangement totaled $1.4 million at annual interest rates ranging from 10.30% to 11.30%, depending upon the applicable note.
     Our non-cancelable operating lease obligations are for laboratory and office space. In September 2005, we entered into a non-cancelable lease for 48,000 square feet of laboratory and office space in Redwood City, California. In January 2007, we entered into a non-cancelable lease for an additional 48,000 square feet of office space in a nearby location. Both leases expire in February 2012.
     We are required to make a series of annual payments under one of our collaboration agreements beginning on the date that we commercially launched our Oncotype DX breast cancer test. At March 31, 2009, future annual payments due under this agreement totaled $950,000, of which $475,000 is due each of the years 2010 and 2011. However, because either party may terminate the agreement upon thirty days prior written notice, these payments are not included in the table above.
     We have also committed to make potential future payments to third parties as part of our collaboration agreements. Payments under these agreements generally become due and payable only upon achievement of specific project milestones. Because the achievement of these milestones is generally neither probable nor reasonably estimable, such commitments have not been included in the table above.
     Off-Balance Sheet Arrangements
     As of March 31, 2009, we have no material off-balance sheet arrangements other than the lease obligations and payments under clinical study agreements discussed above.
     Operating Capital and Capital Expenditure Requirements
     We expect to continue to incur substantial operating losses in the future and to make capital expenditures to keep pace with the expansion of our research and development programs, to scale our commercial operations, including the commercialization and launch of our Oncotype DX colon cancer test and to support our international expansion efforts. We expect to spend approximately $5.2 million over the next twelve months for planned laboratory equipment and other expenditures to support the growth of our business. It may take years to move any one of a number of product candidates in research through development and validation to commercialization. We expect that our cash and cash equivalents will be used to fund working capital and for capital expenditures and other general corporate purposes, such as licensing technology rights, partnering arrangements for our tests outside the United States or reduction of debt obligations. We may also use cash to acquire or invest in complementary businesses, technologies, services or products. We have no current plans, agreements or commitments with respect to any such acquisition or investment, and we are not currently engaged in any negotiations with respect to any such transaction.
     The amount and timing of actual expenditures may vary significantly depending upon a number of factors, such as the progress of our commercialization efforts, product development, regulatory requirements, the amount of cash used by operations and progress in reimbursement.
     We currently anticipate that our cash, cash equivalents and short-term investments, together with collections from our Oncotype DX breast cancer test and amounts available under our equipment credit facility, will be sufficient to fund our operations and facilities expansion plans for at least the next 12 months. We cannot be certain that our international expansion, the commercialization of our Oncotype DX colon cancer test or the development of future tests will be successful or that we will be able to raise sufficient additional funds to see these activities through to a successful result.
     Our future funding requirements will depend on many factors, including the following:
•	the rate of progress in establishing reimbursement arrangements with third-party payors;

•	the cost of expanding our commercial and laboratory operations, including our selling and marketing efforts;

•	the rate of progress and cost of research and development activities associated with expansion of Oncotype DX for breast cancer;

•	the rate of progress and cost of selling and marketing activities associated with commercialization of Oncotype DX for colon cancer;

•	the rate of progress and cost of research and development activities associated with products in the early development and development phase focused on cancers other than breast and colon cancer;

•	the cost of acquiring or achieving access to tissue samples and technologies;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the effect of competing technological and market developments;

•	costs related to international expansion;

•	the cost and delays in product development as a result of any changes in regulatory oversight applicable to our products or operations; and

•	the economic and other terms and timing of any contract research arrangements, clinical study agreements, licensing or other arrangements into which we may enter.
     Until we can generate and maintain sufficient product revenues to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations. The issuance of equity securities may result in dilution to stockholders, or may provide for rights, preferences or privileges senior to those of our holders of common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock. The terms of debt securities or borrowings could impose significant restrictions on our operations. We do not know whether additional funding will be available on acceptable terms, if at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives. In addition, we may have to work with a partner on one or more of our product or market development programs, which would lower the economic value of those programs to our company.
Recent Accounting Pronouncements
     In April 2009, Financial Accounting Standards Board, or FASB, issued three related Staff Positions: (i) FASB Staff Position 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP 157-4, (ii) FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment, or FSP FAS 115-2 and FAS 124-2, and (iii) FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1 and APB 28-1, which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157, in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. FSP FAS 115-2 and FAS 124-2 modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities. FSP FAS 107-1 and APB 28-1 enhances the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. We do not expect the adoption of these Staff Positions to have a material impact on our financial condition or results of operations.
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

     Our cash, cash equivalents and marketable securities, totaling $53.4 million at March 31, 2009, did not include any auction preferred stock, auction rate securities or mortgage-backed investments. We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. The securities in our investment portfolio are classified as available for sale and are, due to their short-term nature, subject to minimal interest rate risk. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels at March 31, 2009, the impact on the fair value of these securities or our cash flows or income would not be material.
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
     We have incurred substantial net losses since our inception. For the three months ended March 31, 2009 and 2008, we incurred net losses of $4.6 million and $6.6 million, respectively. From our inception in August 2000 through March 31, 2009, we had an accumulated deficit of $173.1 million. To date, we have not, and we may never, achieve revenues sufficient to offset expenses. We expect to devote substantially all of our resources to continue to invest in our product pipeline, including our Oncotype DX breast and colon cancer tests and future products, and our commercial and laboratory infrastructure. We expect to incur additional losses in the future and we may never achieve profitability.
We expect to continue to incur significant research and development expenses, which may make it difficult for us to achieve profitability.
     In recent years, we have incurred significant costs in connection with the development of our Oncotype DX platform. Our research and development expenses were $8.6 million and $6.4 million, respectively, for the three months ended March 31, 2009 and 2008. We expect our research and development expense levels to remain high and to continue to increase for the foreseeable future as we seek to expand the clinical utility of our Oncotype DX breast cancer test and develop new tests. As a result, we will need to generate significant revenues in order to achieve profitability. Our failure to achieve profitability in the future could cause the market price of our common stock to decline.

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
If third-party payors, including managed care organizations and Medicare, do not provide reimbursement or rescind their favorable reimbursement policies for our Oncotype DX tests, our commercial success could be compromised.
     Physicians and patients may decide not to order our Oncotype DX tests unless third-party payors, such as managed care organizations as well as government payors such as Medicare and Medicaid, pay a substantial portion of the test price. Reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that tests using our technologies are:
•	not experimental or investigational,

•	medically necessary,

•	appropriate for the specific patient,

•	cost-effective,

•	supported by peer-reviewed publications, and

•	included in clinical practice guidelines.
     There is uncertainty concerning third-party payor reimbursement of any test incorporating new technology, including our Oncotype DX platform. Several entities conduct technology assessments of new medical tests and devices and provide the results of their assessments for informational purposes to other parties. These assessments may be used by third-party payors and health care providers as grounds to deny coverage for a test or procedure. Although there are a number of favorable assessments of our Oncotype DX breast cancer test, the test has received negative assessments in the past and may receive additional negative assessments in the future.
     Since each payor makes its own decision as to whether to establish a policy to reimburse our test, seeking these approvals is a time-consuming and costly process. To date, we have secured policy-level reimbursement approval for our Oncotype DX breast cancer test from a number of third-party payors. We cannot be certain that coverage for this test will be provided in the future by additional third-party payors or that existing reimbursement policies will remain in place.
     Under current Medicare billing rules, claims for Oncotype DX breast cancer tests performed on Medicare beneficiaries who were hospital inpatients at the time the tumor tissue samples were obtained and whose tests were ordered less than 14 days from discharge must be incorporated in the payment that the hospital receives for the inpatient services provided. Medicare billing rules also require hospitals to bill for the test when ordered for hospital outpatients less than 14 days following the date of the hospital procedure where the tumor tissue samples were obtained. Accordingly, we are required to bill individual hospitals for tests performed on Medicare beneficiaries during these time frames. Because we generally do not have a written agreement in place with these hospitals to purchase these tests, we may not be paid for our tests or may have to pursue payment from the hospital on a case-by-case basis. We believe patients coming under this rule represent approximately 3% of our total testing population. We believe these billing rules may lead to confusion regarding whether Medicare provides adequate reimbursement for our test, and could discourage Medicare patients from using our test. Although we are working with Medicare and Congress, as well as with other diagnostic laboratories to revise or reverse these billing rules, we have no assurance that Medicare will do so or that Congress will require Medicare to do so, and we also cannot ensure that hospitals will agree to arrangements to pay us for tests performed on patients falling under these rules.
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
     Following reporting of clinical studies to support the use of our Oncotype DX breast cancer test in patients with N+, ER+ disease, we experienced an increase in usage for N+ patients. While some payors provide coverage for the use of our test in patients with lymph node micro-metastasis (less than 2mm in size), our existing reimbursement coverage is generally limited to women with early-stage N-, ER+ breast cancer. We may not be able to obtain reimbursement coverage for our test for breast cancer patients who are N+, ER+ that is similar to the coverage we have obtained for early-stage N-, ER+ patients. In addition, we may not be able to obtain reimbursement coverage for any other new test or test enhancement we may develop in the future.
     If we are unable to obtain reimbursement approval from private payors and Medicare and Medicaid programs for our tests, or if the amount reimbursed is inadequate, our ability to generate revenues from our tests could be limited. Even if we are being reimbursed, insurers may withdraw their coverage policies or cancel their contracts with us at any time or stop paying for our test, which would reduce our revenue.
We depend on a limited number of payors for a significant portion of our product revenues and if these or other payors stop providing reimbursement or decrease the amount of reimbursement for our test, our revenues could decline.
     For the three months ended March 31, 2009 and 2008, payments from the administrator for Medicare accounted for 20% and 24% of our product revenues, respectively. Payments from United HealthCare Insurance Company accounted for 9% and 14% of our product revenues for the three months ended March 31, 2009 and 2008, respectively. In the future, it is possible that these or other third-party payors that provide reimbursement for our test may suspend, revoke or discontinue coverage at any time, or may reduce the reimbursement rates payable to us. Any such actions could have a negative impact on our revenues.
If FDA were to begin regulating our test, we could be forced to stop sales of our Oncotype DX breast cancer test, we could incur substantial costs and time delays associated with meeting requirements for pre-market clearance or approval or we could experience decreased demand for or reimbursement of our tests.
     Clinical laboratory tests like ours are regulated under CLIA, as administered through CMS, as well as by applicable state laws. Diagnostic kits that are sold and distributed through interstate commerce are regulated as medical devices by FDA. Clinical laboratory tests that are developed and validated by a laboratory for its own use are called laboratory developed tests, or LDTs. Most LDTs are not currently subject to FDA regulation, although reagents or software provided by third parties and used to perform LDTs may be subject to regulation. We believe that Oncotype DX is not a diagnostic kit and also believe that it is an LDT. As a result, we believe Oncotype DX should not be subject to regulation under established FDA policies. The container we provide for collection and transport of tumor samples from a pathology laboratory to our laboratory may be a medical device subject to FDA regulation but is currently exempt from pre-market review by FDA.
     In January 2006, we received a letter from FDA regarding our Oncotype DX breast cancer test inviting us to meet with FDA to discuss the nature and appropriate regulatory status of and the least burdensome ways that we may fulfill any FDA pre-market review requirements that may apply. In September 2006, FDA issued draft guidance on a new class of tests called “In Vitro Diagnostic Multivariate Index Assays”, or IVDMIAs. Under this draft guidance, our test could be classified as either a Class II or a Class III medical device, which may require varying levels of FDA pre-market review depending upon intended use and on the level of control necessary to assure the safety and effectiveness of the test. In July 2007, FDA posted revised draft guidance that addressed some of the comments submitted in response to the September 2006 draft guidance. The revised draft guidance includes an 18 month transition period of FDA enforcement discretion following release of final guidance for currently available tests if the laboratory submits a pre-market review submission within 12 months of the publication of final guidance. The comment period for this revised guidance expired in October 2007.
     In May 2007, FDA issued a guidance document “Class II Special Controls Guidance Document: Gene Expression Profiling Test System for Breast Cancer Prognosis.” This guidance document was developed to support the classification of gene expression profiling test systems for breast cancer prognosis into Class II. In addition, in June 2007, FDA issued a guidance document “Pharmacogenetic Tests and Genetic Tests for Heritable Markers” which provides recommendations to sponsors and FDA reviewers in preparing and reviewing pre-market approval applications, or PMAs, and pre-market notification, or 510(k), submissions for pharmacogenetic and other human genetic tests, whether testing is for single markers or for multiple markers simultaneously (multiplex tests).

     In addition, the Secretary of the Department of Health and Human Services, or HHS, requested that its Advisory Committee on Genetics, Health and Society make recommendations about the oversight of genetic testing. A final report was published in April 2008. If the report’s recommendations for increased oversight of genetic testing were to result in further regulatory burdens it could have a negative impact on our business and could delay the commercialization of tests in development. In April 2009, we joined a diverse coalition of organizations that submitted a letter to the new Secretary of HHS calling on her to create and implement a reasonable and responsible regulatory framework for genetic tests and other advanced medical diagnostics.
     We cannot provide any assurance that FDA regulation, including pre-market review, will not be required in the future for our tests, either through new enforcement policies adopted by FDA or new legislation enacted by Congress. It is possible that legislation will be enacted into law and may result in increased regulatory burdens for us to continue to offer our tests.
     If pre-market review is required, our business could be negatively impacted until such review is completed and clearance to market or approval is obtained, and FDA could require that we stop selling our test pending pre-market clearance or approval. If our test is allowed to remain on the market but there is uncertainty about our test, if it is labeled investigational by FDA, or if labeling claims FDA allows us to make are very limited, orders or reimbursement may decline. The regulatory approval process may involve, among other things, successfully completing additional clinical trials and submitting a pre-market clearance notice or filing a PMA application with FDA. If pre-market review is required by FDA, there can be no assurance that our test will be cleared or approved on a timely basis, if at all. Ongoing compliance with FDA regulations would increase the cost of conducting our business, and subject us to inspection by FDA and to the requirements of FDA and penalties for failure to comply with these requirements. We may also decide voluntarily to pursue FDA pre-market review of our tests if we determine that doing so would be appropriate.
     Should any of the reagents obtained by us from vendors and used in conducting our test be affected by future regulatory actions, our business could be adversely affected by those actions, including increasing the cost of testing or delaying, limiting or prohibiting the purchase of reagents necessary to perform testing.
If we were required to conduct additional clinical trials prior to continuing to sell our Oncotype DX breast cancer test or marketing our colon cancer test or any other new test, those trials could lead to delays or failure to obtain necessary regulatory approval, which could cause significant delays in commercializing any future products and harm our ability to become profitable.
     If FDA decides to regulate our tests, it may require additional pre-market clinical testing prior to submitting a regulatory notification or application for commercial sales. If we are required to conduct pre-market clinical trials, whether using prospectively acquired samples or archival samples, delays in the commencement or completion of clinical testing could significantly increase our test development costs and delay commercialization. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to delay or denial of regulatory clearance or approval. The commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the clinical trial. We may find it necessary to engage contract research organizations to perform data collection and analysis and other aspects of our clinical trials, which might increase the cost and complexity of our trials. We may also depend on clinical investigators, medical institutions and contract research organizations to perform the trials properly. If these parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality, completeness or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical trials may have to be extended, delayed or terminated. Many of these factors would be beyond our control. We may not be able to enter into replacement arrangements without undue delays or considerable expenditures. If there are delays in testing or approvals as a result of the failure to perform by third parties, our research and development costs would increase, and we may not be able to obtain regulatory clearance or approval for our test. In addition, we may not be able to establish or maintain relationships with these parties on favorable terms, if at all. Each of these outcomes would harm our ability to market our test, or to become profitable.
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

     We are also required to maintain a license to conduct testing in California. California laws establish standards for day-to-day operation of our clinical reference laboratory, including the training and skills required of personnel and quality control. Because we receive specimens from New York State, our clinical reference laboratory is required to be licensed by New York. New York law also mandates proficiency testing for laboratories licensed under New York state law, regardless of whether or not such laboratories are located in New York. Moreover, several other states require that we hold licenses to test specimens from patients in those states. Other states may have similar requirements or may adopt similar requirements in the future. Finally, we may be subject to regulation in foreign jurisdictions as we seek to expand international distribution of our test.
     If we were to lose our CLIA accreditation or California license, whether as a result of a revocation, suspension or limitation, we would no longer be able to sell our test, which would limit our revenues and harm our business. If we were to lose our license in New York or in other states where we are required to hold licenses, we would not be able to test specimens from those states.
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
Our financial results depend on sales of one test, our Oncotype DX breast cancer test, and we will need to generate sufficient revenues from this and other tests to run our business.
     For the foreseeable future, we expect to derive substantially all of our revenues from sales of one test, our Oncotype DX breast cancer test. We have been selling this test since January 2004. While we currently expect to commercialize a test for colon cancer in 2010, there can be no assurance that we will be successful in doing so. We are in various stages of research and development for other tests that we may offer as well as for enhancements to our existing test. We are not currently able to estimate when we may be able to commercialize tests for other cancers or whether we will be successful in doing so. If we are unable to increase sales of our test or to successfully develop and commercialize other tests or enhancements, our revenues and our ability to achieve profitability would be impaired, and the market price of our common stock could decline.
Commercialization of our Oncotype DX colon cancer test will require significant effort and expense on our part, and our commercialization efforts may not be successful.
     Commercialization of our Oncotype DX colon cancer test will require significant effort and expense on our part. For example, we will need to expand our clinical reference laboratory, internal quality assurance and information technology systems and processes to accommodate processing of more than one type of test. In addition, we will need to obtain CLIA certification and some state permits before we may conduct a second type of test at our clinical reference laboratory. We will also need to educate physicians, patients and payors about the benefits and cost-effectiveness of our Oncotype DX colon cancer test and to establish reimbursement arrangements for this test with payors. We will also be required to implement additional customer service and billing processes and procedures to handle a second test, and we may need to hire additional scientific, technical and other personnel to support the commercialization process. We cannot assure you that our commercialization efforts will be successfully implemented, that our educational efforts will result in sufficient physician or patient demand or that we will be able to obtain adequate reimbursement for our colon cancer test. If we fail to successfully commercialize our Oncotype colon cancer test, our reputation could be harmed and our future prospects and our business could suffer.
New test development involves a lengthy and complex process, and we may be unable to commercialize any of the tests we are currently developing.
     We have multiple tests in early development and devote considerable resources to research and development. For example, we are conducting early development studies in colon cancer for stage III patients, prostate, renal cell and lung cancers and melanoma. There can be no assurance that our technologies will be capable of reliably predicting the recurrence of cancers other than breast cancer with the sensitivity and specificity necessary to be clinically and commercially useful, or that our colon cancer test will result in a commercially successful product. In addition, before we can develop diagnostic tests for new cancers and commercialize any new products, we will need to:
•	conduct substantial research and development;

•	conduct validation studies;

•	expend significant funds; and

•	develop and scale our laboratory processes to accommodate different tests.
     This product development process involves a high degree of risk and takes several years. Our product development efforts may fail for many reasons, including:
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
     We have added a second shift at our clinical laboratory facility and will need to ramp up our testing capacity as our test volume grows. We will need to continue to implement increases in scale and related processing, customer service, billing and systems process improvements, and to expand our internal quality assurance program to support testing on a larger scale. We will also need additional certified laboratory scientists and other scientific and technical personnel to process higher volumes of our tests. We cannot assure you that any increases in scale, related improvements and quality assurance will be successfully implemented or that appropriate personnel will be available. As our colon cancer test and additional products are commercialized, we will need to bring new equipment on-line, implement new systems, controls and procedures and hire personnel with different qualifications. Failure to implement necessary procedures or to hire the necessary personnel could result in higher cost of processing or an inability to meet market demand. There can be no assurance that we will be able to perform tests on a timely basis at a level consistent with demand, that our efforts to scale our commercial operations will not negatively affect the quality of our test results, or that we will be successful in responding to the growing complexity of our testing operations. If we encounter difficulty meeting market demand or quality standards for our tests, our reputation could be harmed and our future prospects and our business could suffer.

We may experience limits on our revenues if physicians decide not to order our test.
     If medical practitioners do not order our Oncotype DX breast cancer test, our colon cancer test once it is commercially available, or any future tests developed by us, we will likely not be able to create demand for our products in sufficient volume for us to become profitable. To generate demand, we will need to continue to make oncologists, surgeons and pathologists aware of the benefits of each type of test through published papers, presentations at scientific conferences and one-on-one education by our sales force. In addition, we will need to demonstrate our ability to obtain adequate reimbursement coverage from third-party payors.
     Prior to the inclusion of our Oncotype DX breast cancer test in clinical guidelines, guidelines and practices regarding the treatment of breast cancer often recommended that chemotherapy be considered in most cases, including many cases in which our test might indicate that, based on our clinical trial results, chemotherapy would be of little or no benefit. Accordingly, physicians may be reluctant to order a test that may suggest recommending against chemotherapy in treating breast cancer. Moreover, our test provides quantitative information not currently provided by pathologists and it is performed at our facility rather than by the pathologist in a local laboratory, so pathologists may be reluctant to support our test. These facts may make it difficult for us to convince medical practitioners to order our test for their patients, which could limit our ability to generate revenues and our ability to achieve profitability.
We may experience limits on our revenues if patients decide not to use our test.
     Some patients may decide not to use our Oncotype DX breast cancer test due to its price, part or all of which may be payable directly by the patient if the applicable payor denies reimbursement in full or in part. Even if medical practitioners recommend that their patients use our test, patients may still decide not to use our test, either because they do not want to be made aware of the likelihood of recurrence or they wish to pursue a particular course of therapy regardless of test results. Additionally, the current economic slowdown could negatively impact patients, resulting in loss of healthcare coverage, delayed medical checkups or inability to pay for a relatively expensive test. If only a small portion of the patient population decides to use our test, we will experience limits on our revenues and our ability to achieve profitability.
If we are unable to develop products to keep pace with rapid technological, medical and scientific change, our operating results and competitive position would be harmed.
     In recent years, there have been numerous advances in technologies relating to the diagnosis and treatment of cancer. For example, technologies in addition to ours now reportedly permit measurement of gene expression in fixed paraffin embedded, or FPE, tissue specimens. New chemotherapeutic or biologic strategies are being developed that may increase survival time and reduce toxic side effects. These advances require us to continuously develop new products and enhance existing products to keep pace with evolving standards of care. Our tests could become obsolete unless we continually innovate and expand our product to demonstrate recurrence and treatment benefit in patients treated with new therapies. New treatment therapies typically have only a few years of clinical data associated with them, which limits our ability to perform clinical studies and correlate sets of genes to a new treatment’s effectiveness. If we are unable to demonstrate the applicability of our tests to new treatments, then sales of our test could decline, which would harm our revenues.
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
     Our ability to compete and to achieve and maintain profitability depends on our ability to protect our proprietary discoveries and technologies. We currently rely on a combination of patent applications, copyrights, trademarks, and confidentiality, material data transfer, license and invention assignment agreements to protect our intellectual property rights. We also rely upon trade secret laws to protect unpatented know-how and continuing technological innovation. Our intellectual property strategy is intended to develop and maintain our competitive position. Patents may be granted to us jointly with other organizations, and while we may have a right of first refusal, we cannot guarantee that a joint owner will not license rights to another party, and cannot guarantee that a joint owner will cooperate with us in the enforcement of patent rights.
     As of March 31, 2009, we had two issued patents in the U.S. covering genes and methods that are components of the Oncotype DX breast cancer test, one of which was issued jointly to us and to the National Surgical Adjuvant Breast and Bowel Project, or NSABP. Our pending patent applications may not result in issued patents, and we cannot assure you that our issued patent or any patents that might ultimately be issued by the U.S. Patent and Trademark Office will protect our technology. Any patents that may be issued to us might be challenged by third parties as being invalid or unenforceable, or third parties may independently develop similar or competing technology that avoids our patents. We cannot be certain that the steps we have taken will prevent the misappropriation and use of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.
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
     Our principal competition comes from existing diagnostic methods used by pathologists and oncologists. These methods have been used for many years and are therefore difficult to change or supplement. In addition, companies offering capital equipment and kits or reagents to local pathology laboratories represent another source of potential competition. These kits are used directly by the pathologist, which facilitates adoption more readily than tests like ours that are performed outside the pathology laboratory. In addition, few diagnostic methods are as expensive as our Oncotype DX breast cancer test.
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
     Our Oncotype DX breast cancer test is considered relatively expensive for a diagnostic test. Effective July 1, 2008, we increased the list price of our test to $3,820, and we may raise prices in the future. This could impact reimbursement of and demand for our test. Many of our present and potential competitors have widespread brand recognition and substantially greater financial and technical resources and development, production and marketing capabilities than we do. Others may develop lower-priced, less complex tests that could be viewed by physicians and payors as functionally equivalent to our test, which could force us to lower the list price of our test and impact our operating margins and our ability to achieve profitability. Some competitors have developed tests cleared for marketing by FDA. There may be a marketing differentiation or perception that an FDA-cleared test is more desirable than Oncotype DX tests, and that may discourage adoption and reimbursement of our test. If we are unable to compete successfully against current or future competitors, we may be unable to increase market acceptance for and sales of our test, which could prevent us from increasing or sustaining our revenues or achieving or sustaining profitability and could cause the market price of our common stock to decline.
Our research and development efforts will be hindered if we are not able to contract with third parties for access to archival tissue samples.
     Under standard clinical practice in the United States, tumor biopsies removed from patients are chemically preserved and embedded in paraffin wax and stored. Our clinical development relies on our ability to secure access to these archived tumor biopsy samples, as well as information pertaining to their associated clinical outcomes. Others have demonstrated their ability to study archival samples and often compete with us for access. Additionally, the process of negotiating access to archived samples is lengthy since it typically involves numerous parties and approval levels to resolve complex issues such as usage rights, institutional review board approval, privacy rights, publication rights, intellectual property ownership and research parameters. If we are not able to negotiate access to archival tumor tissue samples with hospitals and clinical partners, or if other laboratories or our competitors secure access to these samples before us, our ability to research, develop and commercialize future products will be limited or delayed.
If we cannot maintain our current clinical collaborations and enter into new collaborations, our product development could be delayed.
     We rely on and expect to continue to rely on clinical collaborators to perform a substantial portion of our clinical trial functions. If any of our collaborators were to breach or terminate its agreement with us or otherwise fail to conduct the contracted activities successfully and in a timely manner, the research, development or commercialization of the products contemplated by the collaboration could be delayed or terminated. If any of our collaboration agreements are terminated, or if we are unable to renew those agreements on acceptable terms, we would be required to seek alternatives. We may not be able to negotiate additional collaborations on acceptable terms, if at all, and these collaborations may not be successful.
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
     From time to time we expect to engage in discussions with potential clinical collaborators which may or may not lead to collaborations. However, we cannot guarantee that any discussions will result in clinical collaborations or that any clinical studies which may result will be enrolled or completed in a reasonable time frame or with successful outcomes. Once news of discussions regarding possible collaborations are known in the medical community, regardless of whether the news is accurate, failure to announce a collaboration agreement or the entity’s announcement of a collaboration with an entity other than us may result in adverse speculation about us, our product or our technology, resulting in harm to our reputation and our business.
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
     In order to rely on a third party to perform our tests, we could only use another facility with established state licensure and CLIA accreditation under the scope of which Oncotype DX tests could be performed following validation and other required procedures. We cannot assure you that we would be able to find another CLIA-certified facility willing to comply with the required procedures, that this laboratory would be willing to perform the tests for us on commercially reasonable terms, or that it would be able to meet our quality standards. In order to establish a redundant clinical reference laboratory facility, we would have to spend considerable time and money securing adequate space, constructing the facility, recruiting and training employees, and establishing the additional operational and administrative infrastructure necessary to support a second facility. We may not be able, or it may take time, to replicate our testing processes or results in a new facility. Additionally, any new clinical reference laboratory facility opened by us would be subject to certification under CLIA and licensed by several states, including California and New York, which can take a significant amount of time and result in delays in our ability to begin operations.
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
Changes in healthcare policy could subject us to additional regulatory requirements that may impact sales of our tests and increase our costs.
     Healthcare policy has been a subject of extensive discussion in the executive and legislative branches of the federal and many state governments. We developed our commercialization strategy for our tests based on existing healthcare policies. Changes in healthcare policy, such as changes in the FDA regulatory policy for LDTs, the creation of broad limits for diagnostic products in general or requirements that Medicare patients pay for portions of clinical laboratory tests or services received, could substantially impact the sales of our tests, increase costs and divert management’s attention. For example, in 1989, the U.S. Congress passed federal self-referral prohibitions commonly known as the Stark Law, significantly restricting, regulating and changing laboratories’ relationships with physicians. In addition, sales of our tests outside of the United States makes us subject to foreign regulatory requirements, which may also change over time. We cannot predict what changes, if any, will be proposed or adopted or the effect that such proposals or adoption may have on our business, financial condition and results of operations.
We rely on a limited number of suppliers or, in some cases, a sole supplier, for some of our laboratory instruments and materials and may not be able to find replacements in the event our suppliers no longer supply that equipment or those materials.
     We rely solely on Applied Biosystems, a division of Life Technologies Corporation, to supply some of the laboratory equipment on which we perform our tests. We periodically forecast our needs for laboratory equipment and enter into standard purchase orders with Applied Biosystems based on these forecasts. We believe that there are relatively few equipment manufacturers other than Applied Biosystems that are currently capable of supplying the equipment necessary for our Oncotype DX platform. Even if we were to identify other suppliers, there can be no assurance that we will be able to enter into agreements with such suppliers on a timely basis on acceptable terms, if at all. If we should encounter delays or difficulties in securing from Applied Biosystems the quality and quantity of equipment we require for our tests, we may need to reconfigure our test process, which would result in delays in commercialization or an interruption in sales. If any of these events occur, our business and operating results could be harmed. Additionally, if Applied Biosystems deems us to have become uncreditworthy, it has the right to require alternative payment terms from us, including payment in advance. We are also required to indemnify Applied Biosystems against any damages caused by any legal action or proceeding brought by a third party against Applied Biosystems for damages caused by our failure to obtain required approval with any regulatory agency.
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
     The marketing, sale and use of our tests could lead to the filing of product liability claims if someone were to allege that our tests failed to perform as it was designed. We may also be subject to liability for errors in the test results we provide to physicians or for a misunderstanding of, or inappropriate reliance upon, the information we provide. For example, physicians sometimes order our Oncotype DX breast cancer test for patients who do not have the same specific clinical attributes indicated on the report form as those for which the test provides clinical experience information from validation studies. It is our practice to offer medical consultation to physicians ordering our test for such patients, including ER- patients and male breast cancer patients. A product liability or professional liability claim could result in substantial damages and be costly and time consuming for us to defend. Although we believe that our existing product and professional liability insurance is adequate, we cannot assure you that our insurance would fully protect us from the financial impact of defending against product liability or professional liability claims. Any product liability or professional liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any product liability lawsuit could cause injury to our reputation, result in the recall of our products, or cause current clinical partners to terminate existing agreements and potential clinical partners to seek other partners, any of which could impact our results of operations.
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
Our dependence on distributors for foreign sales of our Oncotype DX breast cancer test could limit or prevent us from selling our test in foreign markets and from realizing long-term international revenue growth.
     We do not have sales personnel outside of the U.S. but instead rely on distributors. As of March 31, 2009, we had exclusive distribution agreements for our Oncotype DX breast cancer test in several countries outside of the U.S., and we may enter into other similar arrangements in other countries in the future. We intend to grow our business internationally, and to do so we may need to attract additional distributors to expand the territories in which we sell our test. Distributors may not commit the necessary resources to market and sell our test to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to locate distributors in particular geographic areas, we may not realize long-term international revenue growth. Regulatory requirements, costs of doing business outside of the United States and the reimbursement process in foreign markets may also impact our revenues from international sales or impact our ability to increase international sales in the future.
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
     We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, commercial operations and research and development activities. Specifically, we may need to raise capital to, among other things:
•	sustain commercialization of our breast cancer test and enhancements to that test

•	fund commercialization of our colon cancer test, enhancements to that test or any future tests we may develop;

•	increase our selling and marketing efforts to drive market adoption and address competitive developments;

•	further expand our clinical laboratory operations;

•	expand our technologies into other areas of cancer;

•	expand our research and development activities;

•	acquire or license technologies; and

•	finance capital expenditures and our general and administrative expenses.

     Our present and future funding requirements will depend on many factors, including:
•	the level of research and development investment required to maintain and improve our technology position;

•	costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	our need or decision to acquire or license complementary technologies or acquire complementary businesses;

•	changes in product development plans needed to address any difficulties in commercialization;

•	changes in the regulatory environment, including any decision by FDA to regulate our activities;

•	competing technological and market developments;

•	the rate of progress in establishing reimbursement arrangements with third-party payors; and

•	changes in regulatory policies or laws that affect our operations.
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
ITEM 6. EXHIBITS

Exhibit
Number		Description
3.1		Amended and Restated Bylaws of the Company, as amended and restated January 8, 2009 (incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 9, 2009).

31.1		Rule 13a-14(a) Certification of Chief Executive Officer.

31.2		Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	#	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32.2	#	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
GENOMIC HEALTH, INC.

Date: May 11, 2009	By:	/s/ Kimberly J. Popovits
Kimberly J. Popovits
President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2009	By:	/s/ G. Bradley Cole
G. Bradley Cole
Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

GENOMIC HEALTH, INC.
EXHIBIT INDEX

Exhibit
Number		Description
3.1		Amended and Restated Bylaws of the Company, as amended and restated January 8, 2009 (incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 9, 2009).

31.1		Rule 13a-14(a) Certification of Chief Executive Officer.

31.2		Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	#	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32.2	#	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act.