Form 10-Q
period 2009-09-30
GENOMIC HEALTH INC
filed 2009-11-09
CIK 1131324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 28,610,700 as of October 31, 2009.

GENOMIC HEALTH, INC.
INDEX

PART 1: FINANCIAL INFORMATION
Item 1. Financial Statements
GENOMIC HEALTH, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,719	$11,171
Short-term investments	42,183	45,499
Accounts receivable (net of allowance for doubtful accounts; September 30, 2009 - $633, December 31, 2008 - $881)	9,655	8,807
Prepaid expenses and other current assets	5,341	4,781

Total current assets	73,898	70,258
Property and equipment, net	13,235	15,562
Restricted cash	500	500
Other assets	477	369

Total assets	$88,110	$86,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,578	$1,898
Accrued compensation	6,029	4,157
Accrued license fees	2,833	2,553
Accrued expenses and other current liabilities	6,313	4,398
Notes payable — current portion	489	1,814
Deferred revenues — current portion	2,286	2,381
Other current liabilities	364	364

Total current liabilities	20,892	17,565
Notes payable — long-term portion	43	225
Deferred revenues — long-term portion	476	1,417
Other liabilities	1,002	1,307
Commitments (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 5,000,000 shares authorized, none issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, $0.0001 par value per share, 100,000,000 shares authorized, 28,611,164 and 28,461,327 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	2	2
Additional paid-in capital	243,190	234,412
Accumulated other comprehensive income	59	245
Accumulated deficit	(177,554)	(168,484)

Total stockholders’ equity	65,697	66,175

Total liabilities and stockholders’ equity	$88,110	$86,689

See accompanying notes.

GENOMIC HEALTH, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Product revenues	$38,910	$28,070	$107,529	$77,752
Contract revenues	607	51	2,436	1,592

Total revenues	39,517	28,121	109,965	79,344
Operating expenses:
Cost of product revenues	8,301	7,140	24,019	19,875
Research and development	9,120	6,939	27,007	20,667
Selling and marketing	15,313	10,837	45,719	35,030
General and administrative	7,316	6,505	22,318	18,635

Total operating expenses	40,050	31,421	119,063	94,207

Loss from operations	(533)	(3,300)	(9,098)	(14,863)
Interest and other income, net	116	369	591	1,438
Interest and other expense, net	(22)	(91)	(109)	(330)

Loss before income taxes	(439)	(3,022)	(8,616)	(13,755)
Provision for income taxes	(63)	—	(454)	—

Net loss	$(502)	$(3,022)	$(9,070)	$(13,755)

Basic and diluted net loss per share	$(0.02)	$(0.11)	$(0.32)	$(0.49)

Shares used in computing basic and diluted net loss per share	28,579,045	28,331,505	28,538,915	28,270,776

See accompanying notes.

GENOMIC HEALTH, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Operating activities
Net loss	$(9,070)	$(13,755)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,868	3,590
Employee stock-based compensation	7,638	6,828
Changes in assets and liabilities:
Accounts receivable	(848)	(4,334)
Prepaid expenses and other assets	(747)	(3,092)
Accounts payable	680	(518)
Accrued expenses and other liabilities	1,890	2,226
Accrued compensation	1,872	55
Deferred revenues	(1,036)	3,109

Net cash provided by (used in) operating activities	5,247	(5,891)

Investing activities
Purchases of property and equipment	(2,462)	(7,682)
Purchases of short-term investments	(41,670)	(87,568)
Maturities of short-term investments	44,800	71,749

Net cash provided by (used in) investing activities	668	(23,501)

Financing activities
Principal payments of notes payable	(1,507)	(2,032)
Proceeds from issuance of common stock under stock plans	1,140	1,302

Net cash used in financing activities	(367)	(730)

Net increase (decrease) in cash and cash equivalents	5,548	(30,122)
Cash and cash equivalents at the beginning of the period	11,171	39,164

Cash and cash equivalents at the end of the period	$16,719	$9,042

Cash paid for interest	$109	$317

Cash paid for taxes	$28	$—

See accompanying notes.

GENOMIC HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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
Principles of Consolidation
     The condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. The Company has two wholly-owned subsidiaries, Genomic Health International LLC (formerly Genomic Health Switzerland LLC), a European subsidiary that was established in 2009 to support the Company’s international sales and marketing efforts, and Oncotype Laboratories, Inc., which was established in 2003 and is inactive. All significant intercompany balances and transactions have been eliminated.
Basis of Presentation and Use of Estimates
     The accompanying interim period condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated balance sheet as of September 30, 2009, condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008 and condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2008 has been derived from audited financial statements. However, it does not include certain information and notes required by GAAP for complete consolidated financial statements.
     The preparation of financial statements in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
FASB Accounting Standards Codification
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“Codification”). The Codification is the single source for all authoritative Generally Accepted Accounting Principles (“GAAP”) recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and did not have a material impact on the Company’s financial statements.
Subsequent Events
     The Company evaluated all events or transactions that occurred after September 30, 2009 through and including November 9, 2009, the date these condensed consolidated financial statements were issued. During this period the Company did not have any material recognizable subsequent events. However, the Company did have a nonrecognizable subsequent event due to the execution of a new lease agreement in October 2009. See Note 5, Commitments — Lease Obligations for additional information.

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
     The Company’s product revenues for tests performed are recognized when the following revenue recognition criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Criterion (1) is satisfied when the Company has an arrangement to pay or a contract with the payor in place addressing reimbursement for the Oncotype DX breast cancer test. In the absence of such arrangements, the Company considers that criterion (1) is satisfied when a third-party payor pays the Company for the test performed. In addition, the Company must receive a written request to perform the test from a physician. Criterion (2) is satisfied when the Company performs the test and generates and delivers to the physician, or makes available on its web portal, a Recurrence Score report. Determination of criteria (3) and (4) is based on management’s judgments regarding whether the fee charged for products or services delivered is fixed or determinable, a contractual agreement has been entered into, and the collectibility of those fees under any contract or agreement. When evaluating collectibility, the Company considers whether it has sufficient history to reliably estimate a payor’s individual payment patterns. Based upon at least several months of payment history, the Company reviews the number of tests paid against the number of tests billed and the payor’s outstanding balance for unpaid tests to determine whether payments are being made at a consistently high percentage of tests billed and at appropriate amounts given the contracted payment amount. To the extent all criteria set forth above are not met when test results are delivered, product revenues are generally recognized when cash is received from the payor.
     The Company currently has distributor agreements in 10 countries outside of the U.S. The distributor provides certain marketing and administrative services for the Company within their territory. As a condition of these agreements, the distributor pays the Company an agreed upon fee per test and the Company processes the tests. The same revenue recognition criteria described above generally applies to tests received through international distributors. Product revenues for tests performed are recognized on an accrual basis when the following revenue recognition criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. To the extent all criteria set forth above are not met when test results are delivered, product revenues are generally recognized when cash is received from the distributor.
     From time to time, the Company receives requests for refunds of payments and records an estimated reserve for refunds based on historical experience. Upon becoming aware of a refund request, the Company does not record revenue for additional tests covered by the refund request until such time as it determines if a refund is due.
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
Allowance for Doubtful Accounts
     The Company accrues an allowance for doubtful accounts against its accounts receivable consistent with historical payment experience. Bad debt expense is included in general and administrative expense on the Company’s condensed consolidated statements of operations. Accounts receivable are written off against the allowance when the appeals process is exhausted, when an unfavorable coverage decision is received or when there is other substantive evidence that the account will not be paid. As of September 30, 2009 and December 31, 2008, the Company’s allowance for doubtful accounts was $633,000 and $881,000, respectively. Write-offs for doubtful accounts of $373,000 and $1.2 million were recorded against the allowance during the three and nine months ended

September 30, 2009, respectively, and $225,000 and $336,000 during the three and nine months ended September 30, 2008, respectively. Bad debt expense was $382,000 and $922,000 for the three and nine months ended September 30, 2009, respectively and $474,000 and $831,000 for the three and nine months ended September 30, 2008, respectively.
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
     The Company complies with the provisions of FASB Accounting Standards Codification Topic 808, Collaborative Arrangements, (“ASC 808”), previously referred to as Emerging Issues Task Force Issue No. 07-1, Accounting for Collaborative Arrangements. The standard was ratified by the FASB in November 2007 and adopted by the Company as of January 1, 2009. ASC 808 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. ASC 808 also requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from, or made to, other collaborators based on applicable GAAP or, in the absence of applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. The Company’s adoption of this standard did not have a material impact on its financial condition or results of operations.
Recently Issued Accounting Pronouncements
     In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The Company does not expect the impact of its adoption to have a material impact on its financial condition or statements of operations.
     In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminates the use of the residual method for allocating arrangement consideration and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.
     In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition accounting standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except share and per share amounts)
Net loss	$(502)	$(3,022)	$(9,070)	$(13,755)

Weighted-average net common shares outstanding for basic and diluted loss per common share	28,579,045	28,331,505	28,538,915	28,270,776

Basic and diluted net loss per share	$(0.02)	$(0.11)	$(0.32)	$(0.49)

Outstanding dilutive securities not included in diluted net loss per share calculation (at end of period):
Options to purchase common stock	4,720,372	3,892,572	4,720,372	3,892,572

Comprehensive Loss
     The Company reports comprehensive loss and its components as part of total stockholders’ equity.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Net loss	$(502)	$(3,022)	$(9,070)	$(13,755)
Unrealized gain (loss) on available-for-sale securities	(31)	10	(186)	(50)

Comprehensive loss	$(533)	$(3,012)	$(9,256)	$(13,805)

Note 3. Fair Value Measurements
     Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or an exit price, in the principal or most advantageous market for that asset or liability in an orderly transaction between market participants on the measurement date. A hierarchy of different fair value measurements requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:
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

     The Company did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis at September 30, 2009 or December 31, 2008. Assets and liabilities measured at fair value are classified in their entirety based on the level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and considers factors specific to the asset or liability. The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis at September 30, 2009 and December 31, 2008 by level within the fair value hierarchy:

	Actively Quoted		Signficant
	Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Balance at
	Level 1	Level 2	Level 3	September 30, 2009
	(In thousands)
As of September 30, 2009
Assets
Money market deposits	$9,769	$—	$—	$9,769
Debt securities of U.S. government-sponsored agencies	—	42,687	—	42,687
Commercial paper	—	1,000	—	1,000

	Actively Quoted		Signficant
	Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Balance at
	Level 1	Level 2	Level 3	December 31, 2008
	(In thousands)
As of December 31, 2008
Assets
Money market deposits	$5,926	$—	$—	$5,926
U.S. Treasury securities	1,004	—	—	1,004
Debt securities of U.S. government-sponsored agencies	—	37,350	—	37,350
Commercial paper	—	8,146	—	8,146
Corporate bonds	—	1,000	—	1,000
Cash Equivalents and Short-term Investments
     The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.
     The Company invests in marketable securities, primarily money market securities, U.S. Treasury securities and debt securities of U.S. government-sponsored entities, corporate bonds and commercial paper. The Company considers all investments with a maturity date less than one year as of the balance sheet date to be short-term investments. These securities are carried at estimated fair value with unrealized gains and losses included in stockholders’ equity. Those investments with a maturity date greater than one year as of the balance sheet date are considered to be long-term investments. As of September 30, 2009, all investments were classified as available-for-sale.
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

     The following tables illustrate the Company’s available-for-sale securities as of the dates indicated:

	September 30, 2009
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Debt securities of U.S. government-sponsored agencies	$41,125	$58	$—	$41,183
Commercial paper	999	1	—	1,000

Total	$42,124	$59	$—	$42,183

	December 31, 2008
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Debt securities of U.S. government-sponsored agencies	$37,144	$209	$(3)	$37,350
Corporate debt securities	8,110	42	(3)	8,149

Total	$45,254	$251	$(6)	$45,499

     There were no sales of the Company’s available-for-sale securities for the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, all of the Company’s available-for-sale securities had contractual maturities of one year or less.
Note 4. Commercial Technology and Licensing Agreements
     The Company is a party to various agreements under which it licenses technology on a nonexclusive basis in the field of human diagnostics. Access to these licenses enables the Company to process its Oncotype DX breast cancer tests. While certain agreements contain provisions for fixed annual payments, license fees are generally calculated as a percentage of product revenues, with rates that vary by agreement and may be tiered, and payments that may be capped at annual minimum or maximum amounts. The Company recognized costs recorded under these agreements of $2.7 million and $7.4 million for the three and nine months ended September 30, 2009, respectively and $2.0 million and $5.5 million for the three and nine months ended September 30, 2008, respectively, which were included in cost of product revenues.
Note 5. Commitments
Notes Payable
     In March 2005, the Company entered into an arrangement to finance the acquisition of laboratory and office equipment, computer hardware and software and leasehold improvements. In connection with this arrangement, the Company granted the lender a security interest in the assets purchased with the borrowed amounts. The Company can prepay all, but not part of, the amounts outstanding under the arrangement so long as the Company also pays a 4% premium on the outstanding principal balance. As of September 30, 2009, the outstanding notes payable principal balance under this arrangement was $532,000 at annual interest rates ranging from 11.18% to 11.30%, depending on the applicable note. The last note payable matures in November 2010. According to the terms of the arrangement, the Company is required to notify the lender if there is a material adverse change in its financial condition, business or operations. The Company believes it has complied with all the material covenants of the financing arrangement as of September 30, 2009.

     As of September 30, 2009, the Company’s aggregate commitments under its financing arrangement were as follows:

Annual
Payments
(In thousands)
Years Ending December 31,
2009 (remainder of the year)	$318
2010	238

Total minimum payments	556
Less: interest portion	(24)

Present value of net minimum payments	532
Less: current portion of obligations	(489)

Long-term obligations	$43

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
     Future non-cancelable commitments under these operating leases at September 30, 2009 were as follows:

Annual
Payments
(In thousands)
Years Ending December 31,
2009 (remainder of the year)	$387
2010	1,634
2011	1,723
2012	290

Total minimum payments	$4,034

     In October 2009, the Company entered into a non-cancelable lease for an additional 30,500 square feet of office space near the locations the Company currently occupies. The lease, which commences February 1, 2010, has a term of eight years and includes lease incentive obligations of $307,000 which will be amortized on a straight-line basis over the life of the lease. Under the new lease, the Company will be required to make aggregate rent payments of $445,000 in 2010, $607,000 in 2011, $626,000 in 2012, $644,000 in 2013 and an aggregate of $3.0 million in 2014 and thereafter. In connection with this lease, the Company will be required to pay a security deposit of $183,000.
     Clinical Collaborator Costs
     The Company has entered into a variety of collaboration and specimen transfer agreements relating to its development efforts. The Company recorded expenses of $387,000 and $1.9 million for the three and nine months ended September 30, 2009, respectively, and $92,000 and $584,000 for the three and nine months ended September 30, 2008, respectively, relating to services provided in connection with these agreements, which are included in research and development expenses. In addition to these expenses, certain agreements contain provisions for royalties from inventions resulting from these agreements. The Company has certain options and rights relating to joint inventions arising out of these agreements.
     In addition to costs for research and development, under one of our collaboration agreements, we make fixed annual payments resulting from the launch and commercialization of the Oncotype DX breast cancer test. At September 30, 2009, future payments remaining under this agreement totaled $950,000, of which $475,000 is payable in each of January 2010 and 2011. These payments are recorded in cost of product revenues as license fees. Expense is recorded ratably over the year before the relevant payment is made. If at any time the Company discontinues the sale of the Oncotype DX breast cancer test, no future annual payments will be payable and the Company will have no further obligation under the agreement. If the Company’s cash balance is less than $5.0 million on the due date of any of the annual payments, the Company may be able to defer any current annual payment due for a period of up to 12 months.
Note 6. Stock-Based Compensation
     Stock Incentive Plan
     Pursuant to the Company’s 2005 Stock Incentive Plan (“2005 Plan”), stock options, restricted shares, stock units, and stock appreciation rights may be granted to employees, consultants, and outside directors of the Company. Options granted may be either incentive stock options or nonstatutory stock options. On June 8, 2009, the Company’s stockholders approved an amendment to the 2005 Plan to increase the shares reserved for issuance under the 2005 Plan by 3,980,000 shares. The amended and restated plan also extends the term under which awards may be granted under the 2005 Plan until January 27, 2019. As of September 30, 2009, the 2005 Plan provided for the issuance of a maximum of 8,980,000 shares, of which 4,830,407 shares of common stock were available for future issuance.
     Stock Options
     The Company values its stock option grants using the Black-Scholes option valuation model. The Company recorded stock-based compensation expense of $2.5 million and $7.6 million for the three and nine months ended September 30, 2009, respectively, and $2.3 million and $6.8 million for the three and nine months ended September 30, 2008, respectively. Stock-based compensation expense was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The following table presents the impact of stock-based compensation expense on selected statements of operations line items for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Cost of product revenues	$96	$126	$277	$365
Research and development	796	736	2,336	2,191
Selling and marketing	786	655	2,381	1,933
General and administrative	870	735	2,610	2,304

Total stock-based compensation expense	$2,548	$2,252	$7,604	$6,793

     Stock-based compensation expense represents expense related to stock options granted on or after January 1, 2006, as well as stock options granted prior to, but not yet vested as of, January 1, 2006. As of September 30, 2009, total unrecognized compensation expense related to unvested stock options, net of estimated forfeitures, was $18.6 million. The Company expects to recognize this expense over a weighted-average period of 33 months.
     Valuation Assumptions
     Option valuation models require the input of highly subjective assumptions that can vary over time. The Company’s expected volatility is based on the historical volatility of the Company’s common stock. The expected life of options granted is estimated based on historical option exercise data and assumptions related to unsettled options. The risk-free interest rate is estimated using published rates for U.S. Treasury securities with a remaining term approximating the expected life of the options granted. The Company uses a dividend yield of zero as it has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future. The Company granted options to purchase 71,700 and 279,250 shares of common stock to employees and directors during the three and nine months ended September 30, 2009, respectively. The Company granted options to purchase 39,600 and 237,800 shares of common stock to employees and directors during the three and nine months ended September 30, 2008, respectively. The weighted-average fair values and the assumptions used in calculating such values for stock options granted during these periods were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Expected volatility	55%	58%	55%	60%
Risk-free interest rate	2.67%	3.21%	2.30%	3.15%
Expected life of options in years	5.86	5.86	5.86	5.79
Weighted-average fair value	$10.53	$12.40	$12.40	$11.39
     Stock Options Exercised
     For the three and nine months ended September 30, 2009, the Company issued 54,716 and 149,366 shares of common stock in connection with the exercise of stock options with a weighted-average exercise price of $8.73 and $7.64 per share, respectively. For the three and nine months ended September 30, 2008, the Company issued 73,893 and 178,713 shares of common stock in connection with the exercise of stock options with a weighted-average exercise price of $9.80 and $7.28 per share, respectively.
Note 7. Income Tax
     For the three and nine months ended September 30, 2009, the Company recorded a provision for income taxes of approximately $64,000 and $454,000, respectively, that is principally comprised of federal alternative minimum tax, California income tax and foreign income tax. The tax provision for the three and nine months ended September 30, 2009 was based on the Company’s estimated taxable income for the year. The difference of income tax expense between the provision based on the statutory rate of the Company’s loss before tax and provision actually recorded is primarily due to the non-deductible stock based compensation expenses. For federal tax purposes, the provision is offset by the net operating loss carry-forwards that reduce the federal regular tax expense to the alternative minimum tax amount. The State of California suspended the net operation loss utilization for 2008 and 2009 tax years but allow 50% utilization of business credits carry-forwards. Accordingly, the California tax provision is offset by the California business credits carry-forwards. For the nine months ended September 30, 2008, the Company did not record a provision for income taxes because it estimated and incurred a taxable loss for the year ended December 31, 2008.
     The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until sufficient evidence exists to support the reversal of all or some portion of these allowances. Should the actual timing tax differences differ from the Company’s estimates, the amount of its valuation allowance could be materially impacted.
     The Company had $575,000 and $413,000 of unrecognized tax benefits as of September 30, 2009 and 2008, respectively. The Company does not anticipate a material change in its unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.
     The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense when and if incurred. As of September 30, 2009, the Company had not recognized any tax-related penalties or interest in its consolidated balance sheets or statements of operations. All tax years from 2000 forward remain subject to future examination by tax authorities.
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
Business Overview
     We are a life science company focused on the development and commercialization of genomic-based clinical diagnostic tests for cancer that allow physicians and patients to make individualized treatment decisions. Our first Oncotype DX diagnostic test is used for breast cancer patients to predict the likelihood of cancer recurrence and the likelihood of chemotherapy benefit and is conducted at our clinical reference laboratory in Redwood City, California. Effective July 1, 2009 the list price of our test increased from $3,820 to $3,975. Substantially all of our historical product revenues have been derived from the sale of Oncotype DX breast cancer tests ordered by physicians in the United States.

     Oncotype DX Breast Cancer Test
     For the three and nine months ended September 30, 2009, we delivered more than 12,600 and 35,700 Oncotype DX breast cancer test reports for use in treatment planning, compared to more than 10,220 and 29,060 test reports for the three and nine months ended September 30, 2008. We believe increased demand resulted from our ongoing commercial efforts, continued publication of peer-reviewed articles on studies we sponsored, conducted or collaborated on that support the use and reimbursement of our Oncotype DX breast cancer test, clinical presentations at major symposia, and the inclusion of our Oncotype DX breast cancer test in clinical practice guidelines. However, this increased demand is not necessarily indicative of future growth rates, and we cannot assure you that this level of increased demand can be sustained or that publication of articles, future appearances or presentations at medical conferences or increased commercial efforts will have a similar impact on demand for our test in the future. We have in the past, and may in the future, experience slower sequential growth in demand for our test in the second and third calendar quarters, which we believe may be attributed to physicians, surgeons and patients scheduling vacations during this time. As of September 30, 2009, our clinical reference laboratory had the capacity to process up to 17,000 tests per calendar quarter.
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
     Beginning in the second half of 2008 and continuing through the first nine months of 2009, we experienced an increase in usage of our Oncotype DX breast cancer test for node positive, or N+, patients. While some payors provide policy coverage for the use of our test in patients with lymph node micro-metastasis (greater than 0.2mm, but not greater than 2.0 mm in size), a substantial portion of our existing reimbursement coverage has been limited to women with early-stage N-, ER+ breast cancer. Effective June 28, 2009, Palmetto GBA extended its coverage for the Oncotype DX breast cancer test to include ER+ patients with N+ disease (up to three positive lymph nodes). However, we may not be able to obtain additional reimbursement coverage from other payors for our test for breast cancer patients with N+, ER+ disease.
     In September 2009, we began accepting all appropriate breast cancer tumor samples, regardless of immunohistochemistry, or IHC, ER status, to facilitate assessment of ER status by either IHC or reverse transcription polymerase chain reaction, or RT-PCR, testing. An Oncotype DX Recurrence Score is generated if the ER status is positive by IHC or positive by RT-PCR, even if the sample was negative by IHC when submitted. In these cases, the tests will be billed to the third party insurer or to the patient. If the sample is ER negative by both IHC and RT-PCR, neither the third party payor nor the patient will be billed. The processing of tests that we do not bill payors or patients for will increase our expenses and decrease our revenues.
     Our domestic sales, marketing and reimbursement efforts are focused on direct interaction with medical and surgical oncologists, pathologists and payors. In January 2009, we hired an additional 20 U.S. sales representatives, increasing our domestic sales force to a total of 80 sales representatives. We have also continued to expand internationally. As of September 30, 2009, we had received test samples from more than 50 countries and established exclusive distribution agreements for our Oncotype DX breast cancer test with partners in ten countries outside of the U.S. We established a European subsidiary in February 2009 and have lead executives with assignments in Europe and in Asia to support our international efforts. We have completed or initiated multiple international clinical studies intended to support the adoption of our test outside of the U.S. In April 2009, we announced results of a multi-center study in Japan demonstrating that our test had significant prognostic value in Japanese women with ER+ early-stage breast cancer. This was the first study to examine the utility of our Oncotype DX breast cancer test in a specific ethnic population. During the second quarter of 2009, we initiated our first Taiwanese Chinese population study in collaboration with the National Taiwan University. In September 2009, we announced results of a study confirming that the distribution of Oncotype DX Recurrence Scores in European and Middle Eastern breast cancer patients is consistent with those observed in patients in the U.S. In addition, we initiated a large adjuvant breast cancer trial with clinical researchers in Germany using the Oncotype DX test to select patients for study randomization and treatment. We also initiated breast cancer clinical utility trials of Oncotype DX with clinical researchers in Japan and Spain. Although we have continued to expand our sales, marketing and reimbursement efforts outside the U.S., we do not expect international product revenues to comprise more than 10% of our total revenues for at least the next year or more.

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
     We are proceeding with commercialization plans to make our Oncotype DX colon cancer test available to physicians and patients in early 2010. We expect to incur additional expenses related to the commercial launch of our colon cancer test, such as infrastructure costs, information technology costs, and sales and marketing costs including an increase in field sales personnel. Based upon our experience in obtaining adoption and reimbursement for our Oncotype DX breast cancer test, we do not expect product revenues from our colon cancer test to comprise more than 10% of our total revenues for at least the next year or more.
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
     From time to time, the Company receives requests for refunds of payments and records an estimated reserve for refunds based on historical experience. Upon becoming aware of a refund request, the Company does not record revenue for additional tests covered by the refund request until such time as it determines if a refund is due. Accrued refunds at September 30, 2009 were $1.2 million.
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
Allowance for Doubtful Accounts
     We accrue an allowance for doubtful accounts against our accounts receivable based on estimates consistent with historical payment experience. Our allowance for doubtful accounts is evaluated quarterly and adjusted when trends or significant events indicate that a change in estimate is appropriate. As of September 30, 2009 and December 31, 2008, our allowance for doubtful accounts was $633,000 and $881,000, respectively. The decrease in our allowance for doubtful accounts reflected the impact of writedowns and improved collections on our outstanding accounts receivable.
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
Stock-based Compensation Expense
     Our employee stock-based compensation is estimated at the date of grant based on the fair value of the award using the Black-Scholes option valuation model and is recognized as expense ratably over the requisite service period. The application of option valuation models requires significant judgment and the use of estimates, particularly surrounding assumptions used in determining fair value. The Black-Scholes valuation method requires the use of estimates such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value stock-based compensation. Our assumptions regarding expected volatility are based on the historical volatility of our common stock. The expected life of options is estimated based on historical option exercise data and assumptions related to unsettled options. Expected option forfeiture rates are based on historical data, and compensation expense is adjusted for actual results.
     We review our valuation assumptions on an ongoing basis, and, as a result, our valuation assumptions used to value employee stock-based awards granted in future periods may change. See Note 6, “Stock-Based Compensation,” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
Results of Operations
     Three and Nine Months Ended September 30, 2009 and 2008
     We recorded a net loss of $502,000 and $9.1 million for the three and nine months ended September 30, 2009, respectively, compared to a net loss of $3.0 million and $13.8 million for the three and nine months ended September 30, 2008, respectively. On a basic and diluted per share basis, net loss was $0.02 and $0.32 for the three and nine months ended September 30, 2009, respectively, compared to $0.11 and $0.49 for the three and nine months ended September 30, 2008, respectively. We expect to incur net losses in future periods due to future spending, including expenses related to the launch of new products and costs incurred to expand our commercial efforts in both domestic and international markets, and we do not expect to achieve sustained profitability for at least the next year or more.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Product revenues	$38,910	$28,070	$107,529	$77,752
Contract revenues	607	51	2,436	1,592

Total revenues	$39,517	$28,121	$109,965	$79,344

Period over period dollar increase in product revenues	$10,840		$29,777
Period over period percentage increase in product revenues	39%		38%
     The period over period increases in product revenues resulted from increased adoption, as evidenced by a 23% increase in test volume for both the three and nine month comparative periods. We also experienced expanded reimbursement coverage and an increase in the amount of revenue recognized per test for both the three and nine month comparative periods. For all periods presented, approximately 50% of product revenues were recorded on an accrual basis and recognized at the time the test results were delivered. The balance of product revenues was recognized upon cash collection as payments were received.

     Product revenues from Medicare payments were $7.4 million, or 19%, and $20.4 million, or 19%, of product revenues for the three and nine months ended September 30, 2009, respectively, compared to $6.0 million, or 21%, and $17.5 million, or 22%, of product revenues for the three and nine months ended September 30, 2008, respectively. Product revenues from United HealthCare Insurance Company payments were $8.9 million, or 11%, of product revenues for the nine months ended September 30, 2008. There were no other third party payors with product revenues of 10% or more for the three and nine months ended months ended September 30, 2009 and 2008, respectively.
     Contract revenues were $607,000 and $2.4 million for the three and nine months ended September 30, 2009, respectively, compared to $51,000 and $1.6 million for the three and nine months ended September 30, 2008, respectively. Contract revenues represented studies assessing our gene expression technology or work in gene selection and protocol design with our pharmaceutical partners. The period over period variances in contract revenues were due to project timing for ongoing contract research and development activities. We expect that our contract revenues will continue to fluctuate based on the number and timing of studies being conducted.
Cost of Product Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Tissue sample processing costs	$5,517	$5,029	$16,324	$13,980
Stock-based compensation	96	126	277	365

Total tissue sample processing costs	5,613	5,155	16,601	14,345
License fees	2,688	1,985	7,418	5,530

Total cost of product revenues	$8,301	$7,140	$24,019	$19,875

Period over period dollar increase	$1,161		$4,144
Period over period percentage increase	16%		21%
     Cost of product revenues represents the cost of materials, direct labor, equipment and infrastructure expenses associated with processing tissue samples (including histopathology, anatomical pathology, paraffin extraction, RT-PCR, quality control analyses and shipping charges to transport tissue samples), stock-based compensation and license fees. Infrastructure expenses include allocated facility occupancy and information technology costs. Costs associated with performing our test are recorded as tests are processed. Costs recorded for tissue sample processing represent the cost of all the tests processed during the period regardless of whether revenue was recognized with respect to a specific test. Royalties for licensed technology calculated as a percentage of product revenues and fixed annual payments relating to the launch and commercialization of our Oncotype DX breast cancer test are recorded as license fees in cost of product revenues at the time product revenues are recognized or in accordance with other contractual obligations. License fees represent a significant component of our cost of product revenues and are expected to remain so for the foreseeable future.
     The $488,000, or 10%, increase in tissue sample processing costs for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 reflected a 23% increase in test volume, partially offset by lower consulting expenses and other cost efficiencies. The $2.3 million, or 17%, increase in tissue sample processing costs for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 reflected a 23% increase in test volume, partially offset by lower consulting expenses and other cost efficiencies. The $703,000, or 35%, and $1.9 million, or 34%, increases in license fees for the three and nine month comparative periods included higher royalties due to increases of $10.8 million, or 39%, and $29.8 million, or 38%, respectively, in product revenues recognized over prior periods. We expect the cost of product revenues to increase to the extent we process more tests.

Research and Development Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Personnel-related expenses	$4,723	$4,252	$13,981	$12,039
Stock-based compensation	796	736	2,336	2,191
Collaboration expenses	380	92	1,875	584
Infrastructure and all other costs	3,221	1,859	8,815	5,853

Total research and development expenses	$9,120	$6,939	$27,007	$20,667

Period over period dollar increase	$2,181		$6,340
Period over period percentage increase	31%		31%
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
     The increase in research and development expenses for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 reflected a $1.4 million increase in infrastructure and other costs, including laboratory equipment and other expenses, a $471,000 increase in personnel-related expenses primarily due to hiring in product development, and a $288,000 increase in collaboration expenses related to clinical studies for a variety of cancers. The increase in research and development expenses for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 reflected a $3.0 million increase in infrastructure and other expenses, a $1.9 million increase in personnel-related expenses, and a $1.3 million increase in collaboration expenses. We expect our research and development expenses to increase as we continue to invest in our product pipeline for breast, colon and other cancers.
Selling and Marketing Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Personnel-related expenses	$7,598	$5,129	$22,286	$16,321
Stock-based compensation	786	655	2,381	1,933
Promotional and marketing materials	3,204	2,223	9,153	8,063
Travel, meetings and seminars	1,559	1,335	5,544	4,632
Infrastructure and all other costs	2,166	1,495	6,355	4,081

Total sales and marketing expenses	$15,313	$10,837	$45,719	$35,030

Period over period dollar increase	$4,476		$10,689
Period over period percentage increase	41%		31%
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

     The increase in selling and marketing expenses for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 was due to a $2.5 million increase in personnel-related expenses, due primarily to the addition of 20 domestic field sales representatives in January 2009, a $981,000 increase in promotional field and marketing materials, primarily related to our expected colon cancer product launch and international expansion, a $671,000 increase in infrastructure and other costs, including allocations for information technology, recruiting and other expenses, a $224,000 increase in domestic and international travel-related expenses, and a $131,000 increase in stock-based compensation. The increase in selling and marketing expenses for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2009 was due to a $6.0 million increase in personnel-related expenses, due primarily to additional field sales personnel, a $2.3 million increase in infrastructure and all other costs, a $1.1 million increase in promotional field and marketing materials, a $912,000 increase in travel-related expenses and a $448,000 increase in stock-based compensation. We expect selling and marketing expenses to increase in future periods as we prepare for the commercialization of our Oncotype DX colon cancer test and expand our field sales force in early 2010 and continue to expand our commercial efforts in international markets.
General and Administrative Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Personnel-related expenses	$4,962	$3,972	$14,590	$11,098
Stock-based compensation	870	735	2,610	2,304
Professional fees and all other expenses	1,484	1,798	5,118	5,233

Total general and administrative expenses	$7,316	$6,505	$22,318	$18,635

Period over period dollar increase	$811		$3,683
Period over period percentage increase	12%		20%
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
     The $811,000, or 12%, and $3.7 million, or 20%, increases in general and administrative expenses for the three and nine month comparative periods, respectively, were primarily due to personnel-related expenses for increases in headcount period over period. We expect general and administrative expenses to increase as we hire additional staff and incur other expenses to support the growth of our business and to the extent we spend more on fees for billing and collections as we process more tests.
Interest and Other Income
     Interest and other income was $116,000 and $591,000 for the three and nine months ended September 30, 2009, respectively, compared to $369,000 and $1.4 million for the three and nine months ended September 30, 2008, respectively. The decreases for the three and nine month comparative periods were primarily due to lower market yields on our investment portfolio. We expect our interest income may continue to decrease if the overall decline in interest rates continues.
Interest and Other Expense
     Interest and other expense was $22,000 and $109,000 for the three and nine months ended September 30, 2009 compared to $91,000 and $330,000 for the three and nine months ended September 30, 2008. The decreases for the three and nine month comparative periods were primarily due to lower average balances on our equipment financing notes as we paid them down. We expect our interest expense to decline as we continue to make payments on our equipment financing, which is scheduled to be paid in full by November 2010. We do not anticipate using additional equipment financing as a funding source in the next twelve months.]

Income Tax Expense
     For the three and nine months ended September 30, 2009, we recorded income tax expense of approximately $64,000 and $454,000, respectively, which was principally comprised of federal alternative minimum tax, California income tax and foreign income tax. The provision for income taxes for the three and nine months ended September 30, 2009 was based on our estimated taxable income for the year. For the three and nine months ended September 30, 2008, we did not record a provision for income taxes because we estimated and incurred a taxable loss for the year ended December 31, 2008.
     We intend to maintain a full valuation allowance on our deferred tax assets until sufficient evidence exists to support the reversal of all or some portion of these allowances. Should the actual timing tax differences differ from our estimates, the amount of our valuation allowance could be materially impacted.
Liquidity and Capital Resources
     As of September 30, 2009, we had an accumulated deficit of $177.6 million. We anticipate that we will likely incur additional net losses in future periods. We cannot provide assurance as to when, if ever, we will achieve profitability or sustained profitability. We expect that our research and development, selling and marketing and general and administrative expenses will continue to increase and, as a result, we will need to generate significant product revenues to achieve profitability.

	2009	2008	$ Change
	(In thousands)
As of September 30:
Cash, cash equivalents and short-term investments	$58,902	$54,424	$4,478
Working capital	53,006	53,553	(547)
For the nine months ended September 30:
Cash provided by (used in):
Operating activities	5,247	(5,474)	10,721
Investing activities	713	(23,501)	24,169
Financing activities	(367)	(730)	363
Capital expenditures (included in investing activities above)	(2,462)	(7,682)	5,220
Sources of Liquidity
     At September 30, 2009, we had cash, cash equivalents and short-term investments of $58.9 million compared to $56.7 million at December 31, 2008. The $4.5 million increase was due primarily to a reduction of our net loss and limited capital expenditures during the nine months ended September 30, 2009. In accordance with our investment policy, available cash is invested in short-term, low-risk, investment-grade debt instruments. Our cash and short-term investments are held in a variety of interest-bearing instruments including money market accounts, U.S. Treasury securities, debt obligations of U.S. government-sponsored entities, high-grade corporate bonds and commercial paper. At September 30, 2009, our holdings of obligations of U.S. government-sponsored entities consisted entirely of debt securities issued by the Federal Home Loan Bank, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.
     Historically we have financed our operations primarily through sales of our equity securities and cash received in payment for our tests. At September 30, 2009, we had approximately $46.5 million of securities available for issuance under a shelf registration statement. Purchases of equipment and leasehold improvements have been partially financed through capital equipment financing arrangements. At September 30, 2009 and 2008, we had notes payable under these equipment financing arrangements of $532,000 and $2.7 million, respectively. Our existing notes payable under these arrangements are scheduled to be fully paid by November 2010.
Cash Flows
     Net cash provided by operating activities was $5.2 million for the nine months ended September 30, 2009 compared to net cash used in operating activities of $5.5 million for the nine months ended September 30, 2008. Net cash provided by (used in) operating activities includes net loss adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the nine months ended September 30, 2009 reflected adjusted net income of $3.4 million, excluding depreciation and stock-based compensation for the period, and a $1.4 million payment from one of our collaborators. Net cash used in operating activities for the nine months ended September 30, 2008 reflected a $3.3 million net loss excluding depreciation and stock-based compensation for the period, a $4.3 million increase in accounts receivable and an aggregate of $3.0 million increase in prepaid expenses and other assets, partially offset by the receipt of $3.7 million in advance collaboration contract payments and a $2.2 million decrease in accrued expenses and other liabilities.
     Net cash provided by investing activities was $713,000 for the nine months ended September 30, 2009, compared to net cash used by investing activities of $23.5 million for the nine months ended September 30, 2008. Our investing activities have consisted predominately of purchases and maturities of marketable securities and capital expenditures. Net cash used in investing activities for the nine months ended September 30, 2009 included $3.1 million in net maturities of short-term investments, partially offset by $2.5 million in capital expenditures. Net cash used in investing activities for the nine months ended September 30, 2008 included $15.8 million in net purchases of short-term investments, reflecting the investment of a portion of the cash proceeds from our May 2007 public offering of common stock, and $7.7 million in capital expenditures, primarily for facility expansion and improvements.
     Net cash used in financing activities was $367,000 for the nine months ended September 30, 2009, compared to $730,000 for the nine months ended September 30, 2008. Our financing activities include payments on our capital equipment financing arrangements and proceeds from the sale of our common stock. Net cash used in financing activities for the nine months ended September 30, 2009 included $1.5 million in principal payments on our debt, partially offset by $1.1 million in proceeds from the issuance of our common stock upon the exercise of stock options. Net cash used in financing activities for the nine months ended September 30, 2008 included $2.0 million in principal payments on our debt, partially offset by $1.3 million in proceeds from the issuance of our common stock upon the exercise of stock options.
     Contractual Obligations
     The following summarizes our significant contractual obligations as of September 30, 2009 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
					More
		Less than			than 5
	Total	1 Year	1-3 Years	3-5 Years	Years
	(In thousands)
Notes payable obligations	$556	$513	$43	$—	$—
Non-cancelable operating lease obligations	4,034	1,608	2,426	—	—

Total	$4,590	$2,121	$2,469	$—	$—

     Our notes payable obligations are for principal and interest payments on capital equipment financing. In March 2005, we entered into an arrangement to finance the acquisition of laboratory equipment, computer hardware and software, leasehold improvements and office equipment. In connection with this arrangement, we granted the lender a security interest in the assets purchased with these borrowings. We can prepay all, but not part, of the amounts owing under the arrangement so long as we also pay a 4% premium on the remaining payments. As of September 30, 2009, the outstanding notes payable principal balance under this arrangement totaled $532,000 at annual interest rates ranging from 11.18% to 11.30%, depending upon the applicable note. The last note payable matures in November 2010.
     Our non-cancelable operating lease obligations are for laboratory and office space. In September 2005, we entered into a non-cancelable lease for 48,000 square feet of laboratory and office space in Redwood City, California. In January 2007, we entered into a non-cancelable lease for an additional 48,000 square feet of office space in a nearby location. Both leases expire in February 2012.
     In October 2009, we executed a non-cancelable agreement to lease approximately 30,500 square feet of additional office space near the locations we currently occupy. The lease has a term of eight years. Under the new lease, we are required to make aggregate rent payments of $445,000 in 2010, $607,000 in 2011, $626,000 in 2012, $644,000 in 2013 and $3.0 million in 2014 and thereafter, which are not included in the table above.
     We are required to make a series of annual payments under one of our collaboration agreements beginning on the date that we commercially launched our Oncotype DX breast cancer test. At September 30, 2009, future annual payments due under this agreement totaled $950,000, of which $475,000 is due each of the years 2010 and 2011. However, because either party may terminate the agreement upon thirty days prior written notice, these payments are not included in the table above. Upon the expected launch of our colon cancer test in early 2010, we will have similar future annual payments due.
     We have also committed to make potential future payments to third parties as part of our collaboration agreements. Payments under these agreements generally become due and payable only upon achievement of specific project milestones. Because the achievement of these milestones is generally neither probable nor reasonably estimable, such commitments have not been included in the table above.
     Off-Balance Sheet Arrangements
     As of September 30, 2009, we had no material off-balance sheet arrangements.
     Operating Capital and Capital Expenditure Requirements
     We expect to continue to incur net losses in the future and to make capital expenditures to keep pace with the expansion of our research and development programs, to scale our commercial operations, including the commercialization and launch of our Oncotype DX colon cancer test and to support our international expansion efforts. We expect to spend approximately $6.0 million over the next twelve months for planned laboratory equipment and other capital expenditures to support the growth of our business. It may take years to move any one of a number of product candidates in research through development and validation to commercialization. We expect that our cash and cash equivalents will be used to fund working capital and for capital expenditures and other general corporate purposes, such as licensing technology rights, partnering arrangements for our tests outside the United States or reduction of debt obligations. We may also use cash to acquire or invest in complementary businesses, technologies, services or products.
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
Recent Accounting Pronouncements
     In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for us on October 1, 2009. We do not expect the impact of the adoption to have a material impact on our financial condition or results of operations.
     In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminates the use of the residual method for allocating arrangement consideration and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which we are currently assessing the impact, will become effective for us on January 1, 2011.
     In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition accounting standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which we are currently assessing the impact, will become effective for us on January 1, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Interest Rate Risk
     Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and marketable securities. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in short-term, low-risk, investment-grade debt instruments. Our investments in marketable securities, which are comprised primarily of money market funds, obligations of U.S. Government agencies and government-sponsored entities, high-grade corporate bonds and commercial paper are subject to default, changes in credit rating and changes in market value. Due to recent financial and economic conditions, similar investments have experienced losses in value and liquidity constraints which differ from historical patterns. These investments are also subject to interest rate risk and will decrease in value if market rate interest rates increase.

     Our cash, cash equivalents and marketable securities, totaling $58.9 million at September 30, 2009, did not include any auction preferred stock, auction rate securities or mortgage-backed investments. We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. The securities in our investment portfolio are classified as available for sale and are, due to their short-term nature, subject to minimal interest rate risk. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels at September 30, 2009, the impact on the fair value of these securities or our cash flows or income would not be material.
     Foreign Currency Exchange Risk
     Substantially all of our revenues are realized in U.S. dollars. Certain expenses related to our international activities are payable in foreign currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our total payables denominated in foreign currencies as of September 30, 2009 were not material. The functional currency of our wholly-owned European subsidiary is the U.S. dollar, so we are not currently subject to gains and losses from foreign currency translation of the subsidiary financial statements. We currently do not hedge foreign currency exchange rate exposure. Although the impact of currency fluctuations on our financial results has been immaterial in the past, there can be no guarantee the impact of currency fluctuations related to our international activities will not be material in the future.
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
     We have incurred substantial net losses since our inception. For the nine months ended September 30, 2009 and 2008, we incurred net losses of $502,000 and $9.1 million, respectively. From our inception in August 2000 through September 30, 2009, we had an accumulated deficit of $177.6 million. To date, we have not, and we may never, achieve sustained revenues sufficient to offset expenses. We expect to devote substantially all of our resources to continue to invest in our product pipeline, including our Oncotype DX breast and colon cancer tests and future products, and our commercial and laboratory infrastructure. We expect to incur additional losses in the future and we may never achieve profitability.

We expect to continue to incur significant research and development expenses, which may make it difficult for us to achieve profitability.
     In recent years, we have incurred significant costs in connection with the development of our Oncotype DX platform. Our research and development expenses were $27.0 million and $20.7 million, respectively, for the nine months ended September 30, 2009 and 2008. We expect our research and development expense levels to remain high and to continue to increase for the foreseeable future as we seek to expand the clinical utility of our Oncotype DX breast cancer test and develop new tests. As a result, we will need to generate significant revenues in order to achieve profitability. Our failure to achieve profitability in the future could cause the market price of our common stock to decline.
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
     Under current Medicare billing rules, claims for Oncotype DX breast cancer tests performed on Medicare beneficiaries who were hospital inpatients at the time the tumor tissue samples were obtained and whose tests were ordered less than 14 days from discharge must be incorporated in the payment that the hospital receives for the inpatient services provided. Medicare billing rules also require hospitals to bill for the test when ordered for hospital outpatients less than 14 days following the date of the hospital procedure where the tumor tissue samples were obtained. Accordingly, we are required to bill individual hospitals for tests performed on Medicare beneficiaries during these time frames. Because we generally do not have a written agreement in place with these hospitals to purchase these tests, we may not be paid for our tests or may have to pursue payment from the hospital on a case-by-case basis. We believe patients coming under this rule represent approximately 2% of our total testing population. We believe these billing rules may lead to confusion regarding whether Medicare provides adequate reimbursement for our test, and could discourage Medicare patients from using our test. Although we are working with Medicare and Congress, as well as with other diagnostic laboratories to revise or reverse these billing rules, we have no assurance that Medicare will do so or that Congress will require Medicare to do so, and we also cannot ensure that hospitals will agree to arrangements to pay us for tests performed on patients falling under these rules.
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
     In September 2009, we began accepting all appropriate breast cancer tumor samples, regardless of immunohistochemistry, or IHC, ER status, to facilitate assessment of ER status by either IHC or reverse transcription polymerase chain reaction, or RT-PCR, testing. An Oncotype DX Recurrence Score is generated if the ER status is positive by IHC or positive by RT-PCR, even if the sample was negative by IHC when submitted. In these cases, the tests will be billed to the third party insurer or to the patient. If the sample is ER negative by both IHC and RT-PCR, neither the third party payor nor the patient will be billed. The processing of tests that we do not bill payors or patients for will increase our cost of product revenues.
     If we are unable to obtain reimbursement approval from private payors and Medicare and Medicaid programs for our tests, or if the amount reimbursed is inadequate, our ability to generate revenues from our tests could be limited. Even if we are being reimbursed, insurers may withdraw their coverage policies or cancel their contracts with us at any time or stop paying for our test, which would reduce our revenues.
We depend on a limited number of payors for a significant portion of our product revenues and if these or other payors stop providing reimbursement or decrease the amount of reimbursement for our test, our revenues could decline.
     Payments from the administrator for Medicare accounted for 19% of our product revenues for both the three and nine months ended September 30, 2009, compared to 21% and 22% for the three and nine months ended September 30, 2008. Payments from United HealthCare Insurance Company accounted for 11% of product revenues for the nine months ended September 30, 2008. There were no other third party payors with product revenues of 10% or more for the three and nine months ended September 30, 2009 and 2008, respectively. In the future, it is possible that these or other third-party payors that provide reimbursement for our test may suspend, revoke or discontinue coverage at any time, or may reduce the reimbursement rates payable to us. Any such actions could have a negative impact on our revenues.
If FDA were to begin regulating our test, we could incur substantial costs and time delays associated with meeting requirements for pre-market clearance or approval or we could experience decreased demand for or reimbursement of our tests.]
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
     Commercialization of our Oncotype DX colon cancer test will require significant effort and expense on our part. For example, we will need to expand our clinical reference laboratory capabilities, internal quality assurance and information technology systems and processes to accommodate processing of more than one type of test. In addition, we will need to obtain CLIA certification and some state permits before we may conduct a second type of test at our clinical reference laboratory. We will also need to educate physicians, patients and payors about the benefits and cost-effectiveness of our Oncotype DX colon cancer test, which predicts recurrence but not chemotherapy benefit of 5-fluorouracil/leucovorin (5FU/LV) following surgery, and to establish reimbursement arrangements for this test with payors. We will be required to implement additional customer service and billing processes and procedures to handle a second test, and we may need to hire additional scientific, technical and other personnel to support the commercialization process. We cannot assure you that our commercialization efforts will be successfully implemented, that our educational efforts will result in sufficient physician or patient demand or that we will be able to obtain adequate reimbursement for our colon cancer test. If we fail to successfully commercialize our Oncotype colon cancer test, our reputation could be harmed and our future prospects and our business could suffer.
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
     If we are unable to support demand for our tests, including successfully managing the evolution of our technology and manufacturing platforms, our business may suffer.
     We have added a second shift at our clinical laboratory facility and will need to ramp up our testing capacity as our test volume grows. We will need to continue to implement increases in scale and related processing, customer service, billing and systems process improvements, and to expand our internal quality assurance program, technology and manufacturing platforms to support testing on a larger scale. We will also need additional certified laboratory scientists and other scientific and technical personnel to process higher volumes of our tests. We cannot assure you that any increases in scale, related improvements and quality assurance will be successfully implemented or that appropriate personnel will be available. As our colon cancer test and additional products are commercialized, we will need to bring new equipment on-line, implement new systems, technology, controls and procedures and hire personnel with different qualifications. Failure to implement necessary procedures or to hire the necessary personnel could result in higher cost of processing or an inability to meet market demand. There can be no assurance that we will be able to perform tests on a timely basis at a level consistent with demand, that our efforts to scale our commercial operations will not negatively affect the quality of our test results, or that we will be successful in responding to the growing complexity of our testing operations. If we encounter difficulty meeting market demand or quality standards for our tests, our reputation could be harmed and our future prospects and our business could suffer.
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
     As of September 30, 2009, we had five issued patents in the U.S. covering genes and methods that are components of the Oncotype DX breast cancer test, two of which were issued jointly to us and to the National Surgical Adjuvant Breast and Bowel Project, or NSABP, and one European patent for methods used to determine gene expression. Our pending patent applications may not result in issued patents, and we cannot assure you that our issued patents or any patents that might ultimately be issued by the U.S. Patent and Trademark Office will protect our technology. Any patents that may be issued to us might be challenged by third parties as being invalid or unenforceable, or third parties may independently develop similar or competing technology that avoids our patents. We cannot be certain that the steps we have taken will prevent the misappropriation and use of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.
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
     On October 30, 2008, the Court of Appeals for the Federal Circuit issued a decision that methods or processes cannot be patented unless they are tied to a machine or involve a physical transformation. Although that case, entitled In re Bilski, involved a business method patent, the court indicated that the “machine-or-transformation” test for patentability should be applied to all inventions. This ruling could open the door to patentability challenges to our existing patents and pending applications if our pre-Bilski claims do not recite the requisite connection to a machine or physical transformation. The U.S. Supreme Court has granted certiorari in the Bilski case. We cannot assure you that our patent portfolio will not be negatively impacted by this decision.

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
     We also face competition from many public and private companies that offer products or have conducted research to profile genes, gene expression or protein expression in breast cancer, such as Celera Corporation, Clarient Incorporated, Agendia B.V., Applied Genomics, bioTheranostics, Exagen Diagnostics, Qiagen, Hologic and University Genomics. Commercial laboratories with strong distribution networks for diagnostic tests, such as Genzyme Corporation, Quest Diagnostics Incorporated and Laboratory Corporation of America Holdings and, may become competitors. Other potential competitors include companies that develop diagnostic tests such as Siemens AG, Roche Diagnostics, a division of F. Hoffmann-La Roche Ltd, and Veridex LLC, a Johnson & Johnson company, as well as other companies and academic and research institutions. Our competitors may invent and commercialize technology platforms that compete with ours. In addition, in December 2005, the federal government allocated a significant amount of funding to The Cancer Genome Atlas, a project aimed at developing a comprehensive catalog of the genetic mutations and other genomic changes that occur in cancers and maintaining the information in a free public database. As more information regarding cancer genomics becomes available to the public, we anticipate that more products aimed at identifying targeted treatment options will be developed and these products may compete with ours. In addition, competitors may develop their own versions of our test in countries where we did not apply for patents or where our patents have not issued and compete with us in those countries, including encouraging the use of their test by physicians or patients in other countries.
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
     Healthcare policy has been a subject of extensive discussion in the executive and legislative branches of the federal and many state governments. We developed our commercialization strategy for our tests based on existing healthcare policies. Changes in healthcare policy, such as changes in the FDA regulatory policy for LDTs, the creation of broad test utilization limits for diagnostic products in general or requirements that Medicare patients pay for portions of clinical laboratory tests or services received, could substantially impact the sales of our tests, increase costs and divert management’s attention. For example, in 1989, the U.S. Congress passed federal self-referral prohibitions commonly known as the Stark Law, significantly restricting, regulating and changing laboratories’ relationships with physicians. In addition, sales of our tests outside of the U.S. makes us subject to foreign regulatory requirements, which may also change over time. We cannot predict what changes, if any, will be proposed or adopted or the effect that such proposals or adoption may have on our business, financial condition and results of operations.

     Several proposals to reform the system of health care delivery in the U.S. are currently being considered by the federal and state governments. Some of the reforms call for a government sponsored health plan. A number of states are also contemplating significant reform of their healthcare policies. A proposal for additional government-funded health care could subject expenditures for health care to governmental budget constraints and limits on spending. We cannot predict what healthcare policy reforms, if any, will be adopted or the effect that such adoption may have on our taxes, fees and other costs, which could impact business, financial condition and results of operations. Some of the health reform proposals under consideration by Congress include reductions to payments for laboratory tests under the Medicare Clinical Laboratory Fee Schedule. In addition, proposals to implement fees or taxes on medical product manufacturers and clinical laboratories have been considered as well. At this point, it is not clear whether health reform legislation will be enacted by Congress and whether it will include any new taxes or fees on clinical laboratories or medical device manufacturers or reductions in laboratory payments under Medicare. If such fees, taxes, or reductions in payments are adopted, these could have a negative impact on our business.
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
     As of September 30, 2009, we had exclusive distribution agreements for our Oncotype DX breast cancer test in ten countries outside of the U.S., and we may enter into other similar arrangements in other countries in the future. We intend to grow our business internationally, and to do so we may need to attract additional distributors to expand the territories in which we sell our test. Distributors may not commit the necessary resources to market and sell our test to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to locate distributors in particular geographic areas, we may not realize long-term international revenue growth. Regulatory requirements, costs of doing business outside of the United States and the reimbursement process in foreign markets may also impact our revenues from international sales or impact our ability to increase international sales in the future.

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

ITEM 6.	EXHIBITS

Exhibit
Number	Description

10.1	Lease dated October 1, 2009 between the Company and Metropolitan Life Insurance Company.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32.2*	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENOMIC HEALTH, INC.
Date: November 9, 2009	By:	/s/ Kimberly J. Popovits
Kimberly J. Popovits
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2009	By:	/s/ G. Bradley Cole
G. Bradley Cole
Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

GENOMIC HEALTH, INC.
EXHIBIT INDEX

Exhibit
Number	Description

10.1	Lease dated October 1, 2009 between the Company and Metropolitan Life Insurance Company.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32.2*	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act.