Form 10-K
period 2009-12-31
GENOMIC HEALTH INC
filed 2010-03-15
CIK 1131324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2009
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2009, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was approximately $277.8 million, based on the closing price of the common stock as reported on the NASDAQ Global Market for that date.

There were 28,730,568 shares of the registrant’s Common Stock issued and outstanding on February 26, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2010 Annual Meeting of Stockholders to be held on June 10, 2010.

PART I

ITEM 1.	Business.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our expectation that, for the foreseeable future, substantially all of our revenues will be derived from Oncotype DX for breast cancer; the factors that may impact our financial results; the extent and duration of our net losses and our ability to achieve or maintain profitability; our ability to recognize revenues other than on a cash basis; our expectations regarding the receipt of certain delayed payments; our business strategy and our ability to achieve our strategic goals; our expectations regarding product revenues; the amount of future revenues that we may derive from Medicare patients or categories of patients; our plans to pursue reimbursement on a case-by-case basis; our ability, and expectations as to the amount of time it will take, to achieve reimbursement from third-party payors and government insurance programs for new tests or markets; our expectations regarding our international expansion and opportunities, and our expectations regarding revenues from international sales; our intent to enter into additional foreign distribution arrangements; the factors we believe to be driving demand for our tests and our ability to sustain or increase such demand; our success in increasing patient and physician demand as a result of our direct sales approach and our sales forces’ capacity to sell our tests; the level of investment in our sales force; plans for, and the timeframe for the development or commercial launch of, future tests or enhancements to address different patient populations of breast or colon cancer or specific cancer treatments; the factors that we believe will drive the establishment of coverage policies; the capacity of our clinical reference laboratory to process tests and our expectations regarding capacity; our dependence on collaborative relationships and the success of those relationships; whether any tests will result from our collaborations; the applicability of clinical results to actual outcomes; our estimates and assumptions with respect to disease incidence; the occurrence, timing, outcome or success of clinical trials or studies; our expectations regarding timing of publication of research results; the benefits of our technology platform; the economic benefits of our tests to the healthcare system; the ability of our tests to impact treatment decisions; our beliefs regarding our competitive benefits; our expectations regarding the ability of our technology to continue to increase throughput; our expectations regarding our future technologies and their potential benefits; our belief that multi-gene analysis provides better analytical information; our beliefs regarding the benefits of genomic analysis in various patient populations; our expectations regarding clinical development processes future tests may follow; our beliefs regarding the benefits of individual gene reporting; our expectation that our research and development, general and administrative and sales and marketing expenses will increase and our anticipated uses of those funds; our expectations regarding capital expenditures; our ability to comply with the requirements of being a public company; our ability to attract and retain experienced personnel; the adequacy of our product liability insurance; how we intend to spend our existing cash and how long we expect our existing cash to last; our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing; our expected future sources of cash; our belief that we are in material compliance with financial covenants; our expectations regarding repayment of debt or incurrence of additional debt; our compliance with federal, state and foreign regulatory requirements; the potential impact resulting from the regulation of our tests by the U.S. Food and Drug Administration, or FDA, and our belief that our tests are properly regulated under the Clinical Laboratory Improvement Amendments of 1988, or CLIA; the impact of new or changing policies, regulation or legislation on our business; our belief that we have taken reasonable steps to protect our intellectual property; our strategies regarding filing additional patent applications to strengthen our intellectual property rights; the impact of changing interest rates; our beliefs regarding our unrecognized tax benefits or our valuation allowance; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; the impact of the economy on our business, patients and payors; and anticipated trends and challenges in our business and the markets in which we operate.

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A of this report, as well as our ability to develop and commercialize new products; the risk of unanticipated delays in research and development efforts; the risk that we may not obtain or maintain reimbursement for our existing tests or any future tests we may develop; the risk that reimbursement pricing may change; the risks and uncertainties associated with the regulation of our tests by FDA; the impact of new legislation or regulations on our business; our ability to compete against third parties; our ability to obtain capital when needed; the economic environment; and our history of operating losses. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to update any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

This report contains statistical data attributable to both the Mattson Jackson Group, Inc.’s CancerMpact database and the Summary of Globocan 2002 Data published by the Journal of Clinical Oncology in May 2006, or data that we derived from these sources. These sources generally indicate that they believe their information is reliable but do not guarantee the accuracy and completeness of their information. Although we believe that the sources are reliable, we have not independently verified their data.

In this report, all references to “Genomic Health,” “we,” “us,” or “our” mean Genomic Health, Inc.

Genomic Health, the Genomic Health logo, Oncotype, Oncotype DX and Recurrence Score are trademarks or registered trademarks of Genomic Health, Inc. We also refer to trademarks of other corporations and organizations in this report.

Company Overview

Genomic Health is a life science company focused on the development and commercialization of genomic-based clinical diagnostic tests for cancer. Our goal is to improve the quality of treatment decisions for cancer patients by providing individualized information to patients and their physicians through the genomic analysis of tumor biopsies. Our Oncotype DX platform utilizes quantitative genomic analysis in standard tumor pathology specimens to provide tumor-specific information, or the “oncotype” of a tumor. In January 2004, we launched our first test using our Oncotype DX platform for early stage breast cancer patients. Our Oncotype DX breast cancer test has extensive clinical evidence validating its ability to predict the likelihood of breast cancer recurrence and the likelihood of chemotherapy benefit. We offer the Oncotype DX breast cancer test as a clinical service, where we analyze the expression levels of 21 genes in tumor tissue samples and provide physicians with a quantitative gene expression profile expressed as a single quantitative score, which we call a Recurrence Score. The test also provides measurements of quantitative gene expression for estrogen receptor, or ER, progesterone receptor, or PR, and human epidermal growth factor receptor 2, or HER2, genes, which are used in the calculation of the Recurrence Score result, in order to provide additional clinical information.

The Oncotype DX breast cancer test has been extensively evaluated in thirteen independent studies involving more than 4,000 breast cancer patients, including a large validation study published in The New England Journal of Medicine in December 2004 and a chemotherapy benefit study published in the Journal of Clinical Oncology in May 2006. As of December 31, 2009, more than 135,000 tests had been delivered for use in treatment planning. Reimbursement on behalf of patients covered by Medicare comprised 20%, 22% and 23% of product revenues for the years ended December 31, 2009, 2008 and 2007, respectively. Reimbursement on behalf of patients covered by UnitedHealthcare Insurance Company comprised 9%, 9% and 13% of product revenues for the years ended December 31, 2009, 2008 and 2007, respectively. The American Society of Clinical Oncologists, or ASCO, and the National Comprehensive Cancer Network, or NCCN, clinical practice guidelines include the use of our Oncotype DX breast cancer test to predict the likelihood of disease recurrence and the likelihood of chemotherapy benefit for a large portion of early stage breast cancer patients.

In January 2010, we launched our second product, the Oncotype DX colon cancer test, the first multigene expression test developed to assess the risk of recurrence in patients with stage II disease. For our Oncotype DX colon cancer test, we used the same rigorous clinical development strategy and standardized quantitative technology designed for our Oncotype DX breast cancer test. We conducted studies of selected genes from four clinical studies across over 1,800 patient samples in order to identify clinically useful markers for colon cancer recurrence and response to chemotherapy. We selected a final set of genes that have been observed to be statistically significantly correlated to clinical outcome in stage II colon cancer. We conducted an independent clinical validation study in stage II colon cancer for our 12-gene colon cancer test, utilizing more than 1,400 patient samples, which demonstrated that the Oncotype DX colon cancer test can independently predict individual recurrence risk in stage II colon cancer patients following surgery.

The Oncotype DX breast and colon cancer tests are commercially available at a list price of $3,975 and $3,200, respectively, through our clinical reference laboratory located in Redwood City, California, which is accredited under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and by the College of American Pathologists, or CAP.

Scientific Background

Limits of Existing Approaches for Determining Cancer Treatments

Cancer is a group of complex molecular diseases characterized by the uncontrolled growth and spread of abnormal cells resulting from genetic mutations or damage that can severely disrupt normal body functions. In 2009, approximately 1.6 million people in the U.S. and 10.9 million people worldwide were diagnosed with cancer. Common types of cancer include breast, prostate, lung and colon. Cancers are difficult to treat because each type responds differently, depending upon the individual and the type and location of the cancer.

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

Physicians use tumor pathology grade and stage when predicting whether a cancer will recur, which is the key determinant in treatment decisions. Because tumor pathology and staging are heavily dependent on visual assessment and human interpretation, physicians and patients often make treatment decisions using subjective and qualitative information that may not reflect the molecular nature of the patient’s cancer. As a result, many patients are misclassified as high risk when they are low risk for recurrence or low risk when they are high risk for recurrence, resulting in over-treatment for some and under-treatment for others.

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

The key to utilizing genomics in cancer is identifying specific sets of genes and gene interactions that are important for diagnosing different subsets of cancers. Studies can be performed which link the likelihood of recurrence or response to therapy to the pattern of gene expression in tumors. These results can then be used to develop tests that quantify gene expression of an individual’s tumor, allowing physicians to better understand what treatments are most likely to work for an individual patient or how likely a cancer is to recur.

Oncotype DX Platform

Our Oncotype DX platform uses our quantitative molecular pathology approach to improve cancer treatment decisions. Our diagnostic approach correlates gene expression to clinical outcomes and provides an individualized analysis of each patient’s tumor. We have built a diagnostic infrastructure that allows us to move from research into development through to processing actual patient samples in our clinical reference laboratory. We have optimized technology for quantitative gene expression on FPE tissue by developing methods and processes for screening hundreds of genes at a time using minimal amounts of tissue. This technology allows us to analyze archived samples of tissue, retained by hospitals for most cancer patients, to correlate gene expression analysis with known clinical outcomes, such as the likelihood of cancer recurrence or progression or responsiveness to therapy. Once we have established and validated a test, we can then analyze a patient’s tumor and correlate the result to these clinical outcomes.

We believe that our multi-gene analysis, as opposed to single-gene analysis, provides a more powerful approach to distinguish tumors as being more or less likely to recur or progress. This information ultimately allows the physician and patient to choose a course of treatment that is individualized for each patient.

Our service fits within current clinical practice and therapeutic protocols, facilitating product adoption. We offer Oncotype DX as a clinical laboratory test, where we analyze tumor tissue samples in our clinical reference laboratory in Redwood City, California and provide physicians with genomic information specific to the patient’s tumor. We analyze tissues as they are currently handled, processed and stored by clinical pathology laboratories. Once a patient is diagnosed and the treating physician places an order for an Oncotype DX test, the local pathology laboratory provides us with the tumor block or thin sections from the biopsy specimen utilized for the diagnosis. Because the specimens are chemically preserved and embedded in paraffin wax, they require no special handling and can be sent by overnight mail to our clinical reference laboratory. We believe this provides an advantage over tests using fresh or frozen tissue that generally require special handling, such as shipping frozen tissue on dry ice.

Once we receive the tumor sample, it is logged in and processed by our pathology department. Anatomic pathologists perform quality control by reviewing each sample that comes into our clinical reference laboratory, ensuring that the indicated cancer is present and that the specimen is suitable for further processing. Suitable samples then undergo a process by which RNA is extracted and purified. We then analyze the resulting material and produce a report that shows a single quantitative score, which we call a Recurrence Score result, on a continuum between 0-100. The Recurrence Score report is delivered to the treating physician within 10 to 14 days of our receipt of the tissue sample. This is within the crucial decision window after the tumor has been surgically removed and before the patient and the treating physician discuss additional treatment options. The continuous range of scores differentiates Oncotype DX testd from other tests that predict only high or low risk by providing an individualized level of risk. The higher the Recurrence Score, the more aggressive the tumor and the more likely it is to recur. The lower the Recurrence Score, the less aggressive the tumor and the less likely it is to recur. The Recurrence Score, along with other data and tests that physicians obtain, forms the basis for the treatment decision.

We believe our service provides information that has the following benefits:

•	Improved Quality of Treatment Decisions. We believe our approach to genomic-based cancer analysis improves the quality of cancer treatment decisions by providing an individualized analysis of each patient’s tumor that is correlated to clinical outcome. Our approach represents a substantial departure from existing approaches to treatment, which often use subjective, anatomic and qualitative factors to determine treatments. Oncotype DX has been shown in clinical studies to classify many patients into recurrence risk categories different from classifications based primarily on tumor pathology grade and stage. Thus, our solution enables patients and physicians to make more informed decisions about treatment risk-benefit considerations and, consequently, design an individualized treatment plan.

•	Improved Economics of Cancer Care. We believe that improving the quality of treatment decisions can result in significant economic benefits. For example, in early stage breast cancer, our data shows that many patients are misclassified as high or low risk under existing treatment guidelines. Many low risk patients misclassified as high risk receive toxic and expensive chemotherapy treatment regimens. Chemotherapy and related costs may exceed $20,000, as compared to the Oncotype DX breast cancer test’s list price of $3,975. On the other hand, some high risk patients misclassified as low risk are not provided chemotherapy treatment, possibly necessitating future treatment costing up to $50,000 or more if the cancer recurs.

Oncotype DX Breast Cancer Test

In 2009, approximately 275,000 people in the U.S. and 1.2 million people worldwide were diagnosed with breast cancer, including ductal carcinoma in situ, or DCIS. Following diagnosis, a physician determines the stage of the breast cancer by examining the following:

•	the pathology of the tumor,

•	the size of the tumor,

•	nodal status, referred to as node positive, or N+, where the tumor has spread to the lymph nodes, and node negative, or N-, where the tumor has not spread to the lymph nodes, and

•	the extent to which the cancer has spread to other parts of the body.

Breast cancer tumors are classified as stage 0, I, II, III or IV. Stage 0, which includes DCIS, generally refers to a pre-invasive tumor with reduced risk of recurrence. DCIS is typically not treated with chemotherapy but may be treated with lumpectomy or mastectomy, followed by radiation therapy and hormonal therapy. Stage I and II are generally referred to as early stage breast cancer, and stage III and IV are generally referred to as late stage breast cancer. Prior to the inclusion of our Oncotype DX breast cancer test in clinical guidelines, standard treatment guidelines weighed the stage of the cancer and additional factors to predict cancer recurrence and determine treatment protocol such as:

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

Because these diagnostic factors have limited capability to predict future recurrence and chemotherapy benefit, and some are subjective, a large percentage of early stage breast cancer patients were classified as high risk. As a consequence, the use of chemotherapy became standard practice in stage I and II patients even though the benefit to this patient group as a whole is small. Most early stage breast cancer patients have N-, ER+ tumors. These patients have been demonstrated to respond well to hormonal therapy, such as tamoxifen. Identifying which of these patients will further benefit from chemotherapy was a difficult decision under these guidelines. A National Surgical Adjuvant Breast and Bowel, or NSABP, study published by The New England Journal of Medicine in December 2004 demonstrated that the incremental survival benefit of chemotherapy in N-, ER+ patients also treated with tamoxifen is only 4%. Our test is designed to help identify those patients with aggressive tumors who are most likely to benefit from chemotherapy and to identify those patients with less aggressive tumors who may receive minimal clinical benefit from chemotherapy.

In breast cancer, we developed our gene panel by narrowing the field of approximately 25,000 human genes down to 250 cancer-related genes through review of existing research literature and computer analysis of genomic databases. We evaluated the 250 genes in three independent clinical studies to identify a 21-gene panel whose composite gene expression profile can be represented by a breast cancer Recurrence Score. Our clinical validation study with the NSABP Study B-14 population, published by The New England Journal of Medicine in December 2004, demonstrated that the breast cancer Recurrence Score correlated with an individual’s likelihood of distant recurrence within 10 years of diagnosis. Moreover, our study with the NSABP B-20 population, published in the Journal of Oncology in May 2006, demonstrated that the breast cancer Recurrence Score also correlates with the likelihood of chemotherapy benefit.

Clinical Utility and Health Economic Benefit

Node Negative, Estrogen Receptor Positive (N-, ER+)

In December 2007, eight studies were presented at the San Antonio Breast Cancer Symposium, or SABCS, reinforcing the clinical utility of our Oncotype DX breast cancer test. Three of the studies assessing the impact of our test on treatment decisions concluded that use of the test resulted in fewer recommendations for and less use of chemotherapy, demonstrating the actionable nature of our Oncotype DX breast cancer test in its ability to help reduce unnecessary use of chemotherapy. In September 2008, the Journal of Clinical Oncology published clinical results suggesting that the Oncotype DX breast cancer Recurrence Score result provides additional prognostic information in patients with early stage breast cancer beyond that derived from Adjuvant! Online, an online tool that evaluates clinical variables to help physicians and patients assess the risks and benefits of getting additional therapy after surgery.

In October 2008, The American Journal of Surgery published clinical results from a study of N-, ER+ patients indicating that our test significantly changed treatment recommendations versus standard measures alone. In January 2010, the Journal of Clinical Oncology published a study showing knowledge of a patient’s breast cancer Recurrence Score changed approximately 30% of treatment decisions, and a separate study demonstrating that our test significantly predicts local or regional breast cancer recurrence.

Single Gene Reporting (ER, PR, HER2)

We introduced quantitative gene expression reporting for ER and PR genes with the Oncotype DX breast cancer test Recurrence Score report in February 2008 and for HER2 in September 2008. We believe that reporting individual gene scores in addition to the Recurrence Score result may have additional utility in predicting outcomes for specific therapies or disease subtypes. For example, a quantitative ER score may be a clinically useful predictor of tamoxifen benefit based on our clinical studies of the NSABP Study B-14 population. In June 2008, the Journal of Clinical Oncology published results of a study demonstrating the utility of our Oncotype DX breast cancer test in measuring gene expression for ER and PR status, indicating that quantitative reverse transcription polymerase chain reaction, or RT-PCR, a well-established technology that we license, is a reliable method for determining hormone receptor, or HR, status in breast cancer. At the September 2008 ASCO Breast Cancer Symposium, we presented results from two studies supporting the use of the our breast cancer test in assessing HER2 status.

Node Positive, Estrogen Receptor Positive (N+, ER+)

Many patients diagnosed with N+ breast cancer may not benefit from chemotherapy or may have other health issues that increase the risk of chemotherapy treatment. Results from studies of our Oncotype DX breast cancer test in N+ patients utilizing tumor samples from chemotherapy treated patients (anthracycline plus cytoxin or anthracycline plus taxotere), completed in collaboration with the Eastern Cooperative Oncology Group, or ECOG, and Aventis, Inc., a member of the sanofi-aventis group, or Aventis, were presented at the June 2007 ASCO annual meeting. The results of these studies suggest that Oncotype DX breast cancer Recurrence Score results provide accurate recurrence risk information for patients with ER+ breast cancer, regardless of whether they are N- or N+. At SABCS in December 2007, we presented results from a second study conducted in conjunction with the Southwest Oncology Group, or SWOG, suggesting that our test may be useful in predicting survival without disease recurrence and the benefit of chemotherapy for N+ patients, in addition to N-, ER+ patients.

At SABCS in December 2009, we presented two studies reinforcing the clinical utility of our Oncotype DX breast cancer test for N+ patients. One study, completed in collaboration with SWOG, reinforced the conclusion that chemotherapy does not appear to benefit patients with either 1-3 or 4 or more positive nodes for disease-free survival over 10 years, if their tumors had a low Recurrence Score result. A separate abstract presented at SABCS in December 2009 demonstrated that physicians who use our Oncotype DX breast cancer test for N+ patients frequently change their treatment decisions based on Recurrence Score results, with an overall reduction in chemotherapy treatment recommendations.

Aromatase Inhibitors

We conducted studies of our Oncotype DX breast cancer test with clinical samples from postmenopausal women with breast cancer who were treated with aromatase inhibitors. Aromatase inhibitors and tamoxifen are both used as standard treatment for early stage ER+ breast cancer patients. In December 2008 at SABCS, we presented results from a European study using our test to analyze tumor samples from over 1,200 patients in the ATAC (Arimedix, Tamoxifen, Alone or in Combination) trial, which established the wide use of aromatase inhibitors for adjuvant treatment of post-menopausal women with HR positive breast cancer. The study demonstrated that, along with other standard measures such as tumor size, our Oncotype DX breast cancer test contributes independently to provide a more complete picture of prognosis for N- and N+ patients treated with aromatase inhibitors. On March 9, 2010, these study results were published online in the Journal of Clinical Oncology.

ER Assessment

In September 2009, we began accepting all appropriate breast cancer tumor samples, regardless of immunohistochemistry, or IHC, ER status, to facilitate assessment of uncertain ER status by either IHC or RT-PCR testing. An Oncotype DX breast cancer Recurrence Score is generated if the ER status is positive by IHC or positive by RT-PCR, even if the sample was negative by IHC when submitted, allowing more patients to benefit from the information provided by our test.

Health Economic Benefits

We sponsor third-party studies conducted by researchers affiliated with academic institutions to examine the health economic implications of our Oncotype DX breast cancer test. Two such studies, one of which was published in The American Journal of Managed Care in May 2005, demonstrated that our test provided a more accurate classification of risk than the NCCN guidelines in place at that time as measured by 10 year distant recurrence-free survival. Based on these results, a model was designed to forecast quality-adjusted survival and expected costs, or the net present value of all costs of treatment until death, if our Oncotype DX breast cancer test was used in patients classified as low risk or high risk by NCCN guidelines. The model, when applied to a hypothetical population of 100 patients with the demographic and disease characteristics of the patients entered in the NSABP Study B-14, demonstrated an increase to quality-adjusted survival in this population of 8.6 years and a reduction in projected aggregate costs of approximately $200,000. Furthermore, the model showed that as the expected costs and anticipated toxicity of chemotherapy regimens increase, the use of the Recurrence Score to identify which patients would benefit from chemotherapy should lead to larger reductions in projected overall costs. According to this model, if all early stage breast cancer patients and their physicians used our test and acted on the information provided by the breast cancer Recurrence Score result, there would be significant economic benefit to the healthcare system.

International Adoption — Oncotype DX Breast Cancer Test

As of December 31, 2009, we had received Oncotype DX breast cancer test samples from more than 50 countries and established exclusive distribution agreements for our Oncotype DX breast cancer test with partners in 12 countries outside of the U.S. We have completed or initiated multiple international clinical studies intended to support the adoption of our test outside of the U.S. In April 2009, we announced results of a multi-center study in Japan demonstrating that our test had significant prognostic value in Japanese women with ER+ early stage breast cancer. This was the first study to examine the utility of our Oncotype DX breast cancer test in a specific ethnic population. During the second quarter of 2009, we initiated our first Taiwanese Chinese population study in collaboration with the National Taiwan University. In September 2009, we announced results of a study confirming that the distribution of Oncotype DX Recurrence Scores in European and Middle Eastern breast cancer patients is consistent with those observed in patients in the U.S. In addition, we initiated a large adjuvant breast cancer trial with clinical researchers in Germany using the Oncotype DX breast cancer test to select patients for study randomization and treatment. We also initiated breast cancer clinical utility trials of Oncotype DX with clinical researchers in Japan, Spain and the United Kingdom. Although we have continued to expand our sales, marketing and reimbursement efforts outside of the U.S., we do not expect international Oncotype DX breast cancer test revenues to comprise more than 10% of our total revenues for at least the next year or more.

Oncotype DX Colon Cancer Test

In 2009, approximately 105,000 people in the U.S. and 740,000 people worldwide were diagnosed with colon cancer. Following diagnosis, a physician determines the stage of the colon cancer by examining the following:

•	the pathology of the tumor,

•	the size of the tumor,

•	nodal status, referred to as node positive, or N+, where the tumor has spread to the lymph nodes, and node negative, or N-, where the tumor has not spread to the lymph nodes, and

•	the extent to which the cancer has spread to other parts of the body.

Colon cancer tumors are classified as stage 0, I, II, III or IV. Stage 0 generally refers to a pre-invasive tumor with reduced risk of recurrence that is typically not treated with chemotherapy but may be treated with surgery. Standard treatment guidelines weigh the stage of the cancer and additional factors to predict cancer recurrence and determine treatment protocol including:

•	the age of the patient,

•	the histological type and grading of the tumor as reported by the pathologist,

•	the level of mismatch repair, or MMR, also known as microsatellite instability, or MSI, and

•	T-stage, an index of tumor penetration through the bowel.

In 2009, stage II colon cancer affected approximately 30,000 people United States, and the current treatment paradigm is unclear. The decision to treat patients with chemotherapy following surgery is based on an assessment of how likely their disease is to recur. However, accurately identifying those patients with high recurrence risk is a critical issue for physicians because the available markers to determine likelihood of disease recurrence are limited, resulting in both over-treatment and under-treatment of patients following surgery. About a third of patients receive adjuvant chemotherapy; however, research indicates that only 2% to 4% of patients benefit from this treatment, which has significant associated toxicity. While there are existing clinical markers associated generally with higher risk in colon cancer patients, there was no clinically validated genomic test available that predicted the likelihood of recurrence for individual patients prior to the availability of our test.

In developing our colon cancer product, we used the same rigorous clinical development strategy and standardized quantitative technology designed for our Oncotype DX breast cancer test. We developed our gene panel by identifying 761 cancer-related genes through review of existing research literature and computer analysis of genomic databases. The NSABP conducted three development studies and the Cleveland Clinic Foundation conducted one development study, which were funded by Genomic Health, analyzing the 761 genes from over 1,800 patients with stage II colon cancer. Detailed analysis of gene expression and colon cancer recurrence was performed to identify specific genes with the potential to predict the likelihood of cancer recurrence and response to chemotherapy. The 761 candidate genes were also examined to determine whether they would be useful beyond other key variables including tumor stage, tumor grade, lymph nodes examined and MMR/MSI.

We selected a final set of 12 genes which were then independently evaluated in over 1,400 stage II colon cancer patients in the QUASAR validation study. This international, multi-center randomized trial examined the recurrence risk and the benefit associated with 5-fluorouracil/leucovorin, or 5FU/LV, adjuvant chemotherapy. Gene expression was quantified by RT-PCR from manually microdissected FPE primary colon cancer tissue, and recurrence-free interval, disease-free survival and overall survival were analyzed.

In May 2009, we announced positive results from this clinical validation study. The study met its primary endpoint to predict the likelihood of recurrence for stage II colon cancer patients following surgery and showed that the colon cancer Recurrence Score provided additional independent clinical value beyond standard measures of risk. The study showed that the colon cancer Recurrence Score maintained significance, independent of MMR/MIS, T-stage, nodes examined, grade and lymphovascular invasion. We believe this addresses an unmet need in the treatment of colon cancer by validating a clinical tool that can significantly improve risk assessment in the treatment planning for stage II colon cancer patients. T4 stage and MMR deficiency were also independently beneficial in predicting recurrence, and together comprise approximately 25 percent of patients. T4 stage indicates growth of the tumor through the wall of the bowel and is associated with higher risk of recurrence. MMR/MSI is an alteration observed in approximately 15 percent of colon cancers. Patients with tumors identified as MSI high, or MMR deficient, are considered to be at low risk of recurrence.

We expect to incur additional expenses related to the January 2010 commercial launch of our colon cancer test, such as infrastructure costs, information technology costs, and selling and marketing costs. Based upon our experience in obtaining adoption and reimbursement for our Oncotype DX breast cancer test, we do not expect product revenues from our colon cancer test to comprise more than 10% of our total revenues for at least the next year or more.

Clinical Utility

We believe the Oncotype DX colon cancer Recurrence Score will provide the greatest clinical utility for treatment selection in the more than 70 percent of patients for whom MMR/MSI and T-stage are uninformative. At the January 2010 ASCO Gastrointestinal Cancers Symposium, we presented results from a study demonstrating that the Oncotype DX colon cancer Recurrence Score result and number of nodes examined are independent predictors of recurrence in stage II colon cancer and both should be considered when assessing individual recurrence risk in this patient population. We have identified a study cohort for a second stage II colon cancer recurrence study and are planning additional studies to support the clinical utility and assess the treatment impact and health economic benefit of our Oncotype DX colon cancer test.

Product Development

We developed our Oncotype DX tests using the following multi-phased clinical development program that we are also using to develop future products for breast, colon and other cancers:

•	Research phase. Prior to development, we may conduct exploratory studies to identify genes, pathways or new disease opportunities of potential scientific interest.

•	Early development phase. In this phase, we establish a product definition and development plan and select from the approximately 25,000 genes in the human genome to identify candidate genes. To date, we have compiled a library of over 3,000 individual gene assays. Typically, we secure access to archival tumor biopsy samples correlated with clinical data in order to identify genes that correlate with a specific clinical outcome.

•	Development phase. If early development studies successfully identify genes, we conduct additional clinical studies to refine the gene set in the specific patient population of interest. We select the final gene panel through statistical modeling of the gene correlation data. With a gene panel established, we then finalize the remaining assay parameters.

•	Validation phase. Once the gene panel, assay chemistry, automation and analysis specifications are finalized, tested and verified, we begin clinical validation. In this phase, we conduct one or more validation studies with prospectively designed endpoints to test our candidate gene panel and the corresponding quantitative expression score. We are often able to conduct large validation studies using archived samples with years of clinical outcomes, thus saving clinical development time.

•	Commercialization and product expansion phase. Once a test is commercialized, we may perform additional studies designed to support the test’s clinical utility and potentially to broaden its use in additional patient populations or for additional indications. These studies may include prospective studies to verify that our test is changing physician behavior as well as tests of a commercial product in new populations. In addition, through our investigator sponsored trial program, we provide physicians with our tests for use in specific patient populations to be used in treatment decisions.

Product Development Opportunities

Ductal Carcinoma in Situ (DCIS)

In 2009, approximately 55,000 patients in the U.S. and 230,000 patients worldwide were diagnosed with stage 0 breast cancer, including DCIS. We are investigating the utility of Oncotype DX in patients with DCIS. We plan to evaluate the use of the Oncotype DX 21-gene breast cancer panel and are also in the early development stage of identifying other existing or new genes and gene combinations that may be used for treatment planning in DCIS. At SABCS in December 2008, we presented feasibility study results demonstrating that quantitative RT-PCR analysis is possible in DCIS that is adjacent to invasive ductal carcinoma of the breast. We are conducting clinical studies and expect to report study results in 2010. Depending upon the results of these studies, we expect to launch a DCIS test that predicts likelihood of recurrence in 2011 if the test uses the existing Oncotype DX 21-gene breast cancer panel, or 2013 if the test uses other existing or new genes and gene combinations.

Other Breast Cancer Populations

We continue to conduct research and development studies in other breast cancer populations. At the May 2009 ASCO meeting, we presented results from a clinical study that summarized the gene signatures of male patients for whom the Oncotype DX breast cancer test was used to guide chemotherapy treatment, indicating that breast cancer in men displays similar gene signatures to female breast cancer. We also presented a separate study at the ASCO meeting demonstrating that there were significant differences in gene expression between hormone receptor negative, or triple negative, breast cancer compared with hormone receptor positive disease.

Stage III Colon Cancer Recurrence

We are investigating the utility of the Oncotype DX colon cancer test in stage III colon cancer, which affects over 25,000 patients each year in the U.S. At the January 2010 ASCO Gastrointestinal Cancers Symposium, we

presented study results from an analysis of various biological similarities and differences between stage II and stage III colon cancer suggesting the Oncotype DX colon cancer Recurrence Score result is stage independent, and that it may also predict recurrence risk in stage III colon cancer. Based on similarities in this study, we plan to conduct additional early development studies to evaluate our Oncotype DX colon cancer test for treatment planning in stage III disease. Depending upon the results of these studies, we expect to launch a test that predicts likelihood of recurrence in stage III colon cancer in 2013.

Stage II and III Colon Cancer Chemotherapy Benefit

We are conducting both early development and development studies to investigate the Oncotype DX colon cancer test’s ability to predict chemotherapy benefit in stage II and stage III colon cancer patients treated with oxaliplatin. Depending upon the outcome of these studies, we expect to launch a test that predicts the benefit of oxaliplatin chemotherapy for stage II and stage III colon cancer patients in 2013.

Prostate Cancer

Approximately 680,000 men worldwide were diagnosed with prostate cancer in 2009. Based upon the results of prostate-specific antigen, or PSA, testing, biopsies were performed on over 750,000 men in the U.S. in 2009, and approximately 235,000 of these patients were diagnosed with prostate cancer. The vast majority of these patients receive aggressive treatment, including surgery and radiation therapy. Less than 10% of patients choose active surveillance even though, for most of these patients, their disease will never cause clinical symptoms or death. We have completed feasibility studies demonstrating that quantitative RT-PCR analysis is possible in prostate biopsies. We have initiated our first prostate gene identification study, and we expect to report study results in 2010. Depending upon these study results, we expect to launch a prognostic test for prostate biopsies in 2014 which, in conjunction with the Gleason score, or tumor grading, may improve treatment decisions for prostate cancer patients.

Renal Cancer

In 2009, approximately 45,000 people in the U.S. and 210,000 people worldwide were diagnosed with renal cancer. We completed our first renal gene identification study under our collaboration agreement with Pfizer Inc. for the development of a genomic test to estimate the risk of recurrence following surgery for patients with stage I-III renal carcinoma, clear cell type that has not spread to other parts of the body. The clear cell type of renal carcinoma is the most common type of kidney cancer in adults. We expect to report study results in 2010. Depending on the study results, we expect to launch a prognostic test for renal cancer test in 2013.

Other Cancers

In 2009, approximately 175,000 people in the U.S. and 1.2 million people worldwide were diagnosed with non-small cell lung cancer. We are conducting early development studies for a test to predict risk of recurrence for early stage non-small cell lung cancer patients. In 2009, approximately 75,000 people in the U.S. and 160,000 people worldwide were diagnosed with melanoma. We have conducted initial feasibility studies for the development of a test to predict risk of recurrence in melanoma patients.

Pre-malignant Lesions

We are also conducting research on pre-malignant lesions requiring technology that can evaluate smaller amounts of tissue. We have completed preliminary studies to determine whether colon polyps carry a gene expression signature related to risk of developing cancer elsewhere in the colon. We are also conducting research on Barrett’s esophagus, which refers to an abnormal change in the cells of the lower end of the esophagus associated with an increased risk of esophageal cancer.

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

EGFR inhibitor response test

We are in the development phase for tests to predict the likelihood of response to the epidermal growth factor receptor, or EGFR, inhibitor class of drugs. For example, we entered into a collaborative agreement with Bristol-Myers Squibb Company and ImClone Systems Incorporated to develop a genomic test to predict the likelihood of response to Erbitux in colorectal cancer. Erbitux is a targeted therapy currently approved for the treatment of metastatic colorectal cancer. The agreement provides us commercial rights to diagnostic tests that result from the collaboration. We completed early studies with Bristol-Myers Squibb and ImClone and identified a small number of genes that could predict response to Erbitux. We are planning further studies for the development of an EGFR inhibitor response test.

Targeted therapies in breast cancer

We entered into collaborative agreements with Aventis and ECOG to investigate the ability of gene expression in FPE tissues to predict the likelihood of response to adjuvant chemotherapy, including the taxane Taxotere, in patients with early stage breast cancer and 0-3 involved lymph nodes. The agreements provide us with commercial rights to diagnostic tests that may result from the collaboration. Initial study results indicated that in patients with HR positive disease who had a breast cancer Recurrence Score indicating intermediate risk of recurrence or above, a number of candidate genes strongly predicted benefit from treatment with Taxotere. A genomic classifier predicting differential benefit was identified and, if validated through additional studies, could lead to the development of a test to predict the likelihood of benefit from Taxotere.

Technology

We utilize existing technologies, such as RT-PCR, and information technologies and optimize and integrate them into new processes. We expect to continue to extend the capabilities of the various components of our process to develop effective products. Our technology allows us to:

Extract RNA from FPE-tumor Biopsies

Our product development process requires that we be able to quantify the relative amounts of RNA in patients’ FPE tissue specimens. We have developed proprietary technology, intellectual property and know-how for optimized and automated methods for extraction and analysis of RNA from FPE tissue.

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

Analyze Hundreds of Genes

The methods and know-how we have developed allow us to expand RT-PCR technology to a scale that enables screening of hundreds of genes at a time while using minimal amounts of tissue. During our initial years of operation, we typically screened 48 to 96 genes from a standard FPE tissue sample using RNA from three 10 micron sections of tissue. By 2003, we routinely screened 192 genes from each sample and, by 2004, we screened 384 genes per sample. We now have the capability to screen up to 1,536 different genes per sample without sacrificing the sensitivity, specificity and reproducibility of RT-PCR. With continued investment in miniaturization and automation, we believe that our technology will be capable of continued increases in throughput.

Employ Advanced Information Technology

We have developed computer programs to automate our RT-PCR assay process. We have also developed a laboratory information management system to track our gene-specific reagents, instruments, assay processes and the data generated. Similarly, we have automated data analysis, storage and process quality control. We use statistical methods to optimize and monitor assay performance and to analyze data from our early development and development studies. We are investigating methods to further automate our workflow by automating the RNA extraction process.

New Technologies

We are investigating technologies for assaying low liquid volumes and amplifying trace amounts of RNA in order to develop products that can evaluate smaller amounts of available tissue, including Barrett’s esophagus, prostate biopsies and DCIS. We are also focusing research efforts on developing high-throughput sequencing, or HTS, to be our primary technology for future gene discovery. HTS technologies parallelize the sequencing process, producing thousands or millions of sequences at once. HTS sequencing technologies are intended to lower the cost of DNA sequencing beyond what is possible with standard methods. We have created proprietary methods for HTS of nucleic acids from FPE tissue, put bioinformatics programs and infrastructure for data storage and analysis in place and plan to rely on HTS as the basic source of new biomarkers in the future.

Commercial Operations

Our commercial infrastructure, including our sales force, managed care group, and patient support network, is critical to our future success. We are continuing to build a strong domestic sales, marketing and reimbursement effort by interacting directly with medical and surgical oncologists, pathologists and payors. Because oncology is a concentrated specialty, we believe that a focused marketing organization and specialized sales force with regional and local experience is necessary in order to effectively serve the oncology community. We believe our direct sales approach, targeting oncologists and cancer surgeons, and our medical education and scientific liaisons, targeting key opinion leaders, coupled with our plans to continue to conduct multiple clinical studies with the objective of having results published in peer-reviewed journals, is the best approach to increase patient and physician demand and the number of favorable reimbursement coverage decisions by payors. In January 2010, we hired an additional 8 U.S. sales representatives, increasing our domestic sales force to a total of 88 sales representatives. Due to significant overlap between breast and colon oncologists and surgeons, we believe our current sales force has sufficient capacity to market both our Oncotype DX breast and colon cancer tests.

We have a managed care department that works with our contract and reimbursement teams to ensure our tests are being used effectively. Our call center and patient support network handle benefits investigation, preauthorization, and precertification for patients who use our tests. We have the infrastructure, if needed, to appeal every claim for our tests that is denied by a third-payor in order to support the use and encourage adoption of our tests. In addition, we provide patient education through our website, material provided to local advocacy groups, local and national media campaigns and materials provided to oncologists and surgeons.

All Oncotype DX assays are processed in our clinical reference laboratory facility in Redwood City, California. For the year ended December 31, 2009, we delivered more than 49,030 test reports for use in treatment planning. Our current clinical reference laboratory processing capacity is 17,000 tests per calendar quarter. In December 2008, we launched an online physician portal with enhanced real-time delivery of patient results to physicians and the capability for placing Oncotype DX orders online. As test processing for our Oncotype DX breast and colon cancer tests is essentially the same, except that the tests utilize different RNA extraction methods, we believe that we currently have sufficient capacity to process both of our tests.

We believe our future success is also dependent on our ability to continue to expand internationally. While we plan to use essentially the same business model as we use in the U.S., there are significant differences between countries that need to be considered. For example, different countries may have a public healthcare system, a combination of public and private healthcare system or a cash-based payment system. We may decide to work directly on our own in certain countries while continuing to utilize distribution agreements in other countries. We established a European subsidiary in February 2009 and have lead executives with assignments in the Americas, Europe and Asia to support our international efforts. Although we have continued to expand our sales, marketing and reimbursement efforts outside the U.S., we do not expect international product revenues to comprise more than 10% of our total revenues for at least the next year or more.

Reimbursement

Revenues for clinical laboratory tests may come from several sources, including commercial third-party payors, such as insurance companies and health maintenance organizations, government payors, such as Medicare and Medicaid, patients and, in some cases, from hospitals or referring laboratories who, in turn, bill third-party payors for testing. Reimbursement of our Oncotype DX tests by third-party payors is essential to our commercial success.

Commercial Third-party Payors and Patient Pay.  Where there is a payor policy, contract or agreement in place, we bill the payor, the hospital or referring laboratory as well as the patient (for deductibles and coinsurance or copayments, where applicable) in accordance with established policy terms. Where there is no payor policy in place, we pursue reimbursement on behalf of each patient on a case-by-case basis. Our efforts on behalf of these patients take a substantial amount of time, and bills may not be paid for many months, if at all. Furthermore, if a third-party payor denies coverage after final appeal, it may take a substantial amount of time to collect from the patient, and we may not be successful.

Medicare and Medicaid.  In determining whether or not Medicare will pay for a test, the Centers for Medicare and Medicaid Services, or CMS, which oversees Medicare, can permit third party contractors who process and pay Medicare claims to make that determination or it can make a national coverage determination, which will bind all Medicare contractors. To date, CMS has not issued a national coverage determination on an Oncotype DX test, and the local Medicare carrier for California with jurisdiction to process claims submitted by us decides whether or not and at what rate Medicare will cover the test when billed by us. In addition, each state Medicaid program, which pays for services furnished to the eligible medically indigent, will usually make its own decision whether or not to cover our Oncotype DX tests.

We believe that it may take several years to achieve broad reimbursement with nearly all payors for any one of our Oncotype DX tests. However, we cannot predict whether, or under what circumstances, payors will reimburse for our tests. Payment amounts, once established, are subject to change, including reductions, and can also vary across individual policies and coverage and payment policies, when adopted, are generally applied prospectively rather than retroactively. Denial of coverage by payors, or payment at inadequate levels, could have a material adverse impact on market acceptance of our tests.

We expect that international sales of our Oncotype DX tests will be heavily dependent on reimbursement in the future. In many countries, governments are primarily responsible for reimbursing diagnostic tests. Governments often have significant discretion in determining whether a test will be reimbursed at all, and if so, how much will be paid. We expect that it will take several years to establish broad coverage and reimbursement for our tests in countries outside of the U.S.

Oncotype DX Breast Cancer Test

We have focused substantial resources on obtaining reimbursement coverage from third-party payors for our Oncotype DX breast cancer test. We believe the key factors driving adoption of our Oncotype DX breast cancer test include our ongoing commercial efforts, continued publication of peer-reviewed articles on studies we sponsored, conducted or collaborated on that support the use and reimbursement of our Oncotype DX breast cancer test, clinical presentations at major symposia, and the inclusion of our Oncotype DX breast cancer test in clinical practice guidelines.

Several large national third-party payors, a number of regional payors, and the local Medicare carrier for California with jurisdiction for claims submitted by us for Medicare patients, have issued positive coverage determinations for our Oncotype DX breast cancer test for patients with node negative, or N-, estrogen receptor positive, or ER+, disease through contracts, agreements or policy decisions.

Beginning in the second half of 2008 and continuing through 2009, we experienced an increase in usage of our Oncotype DX breast cancer test for node positive, or N+, patients. While some payors provide policy coverage for the use of our test in patients with lymph node micro-metastasis (greater than 0.2 mm, but not greater than 2.0 mm in size), a substantial portion of our existing reimbursement coverage has been limited to women with early stage N-, ER+ breast cancer. Effective June 28, 2009, the local carrier with jurisdiction for claims submitted for us by Medicare extended its coverage for our Oncotype DX breast cancer test to include ER+ patients with N+ disease (up to three positive lymph nodes). However, we may not be able to obtain additional reimbursement coverage from other payors for our test for breast cancer patients with N+, ER+ disease.

Under current Medicare billing rules, claims for Oncotype DX breast cancer tests performed on Medicare beneficiaries who were hospital inpatients at the time the tumor tissue samples were obtained and whose tests were ordered less than 14 days from discharge must be incorporated in the payment that the hospital receives for the inpatient services provided. Medicare billing rules also require hospitals to bill for the test when ordered for hospital outpatients less than 14 days following the date of the hospital procedure where the tumor tissue samples were obtained. Accordingly, we are required to bill individual hospitals for tests performed on Medicare beneficiaries during these time frames. Because we generally do not have a written agreement in place with these hospitals to purchase these tests, we may not be paid for our tests or may have to pursue payment from the hospital on a case-by-case basis. We believe patients coming under this rule represent approximately 2% of our total breast cancer testing population. We believe these billing rules may lead to confusion regarding whether Medicare provides adequate reimbursement for our test, and could discourage Medicare patients from using our test. Although we are working with Medicare and Congress, as well as other diagnostic laboratories, to revise or reverse these billing rules, we have no assurance that Medicare will do so or that Congress will require Medicare to do so, and we also cannot ensure that hospitals will agree to arrangements to pay us for tests performed on patients falling under these rules.

In January 2008, Medi-Cal became the first Medicaid payor to establish a policy covering our Oncotype DX breast cancer test. We have also received a limited number of approvals from other state Medicaid programs.

The majority of our international Oncotype DX breast cancer test revenues come from patient self pay, payor reimbursement through our distributor in Israel and clinical collaborations in various countries. In 2009, our distributor in Greece secured reimbursement covering our Oncotype DX breast cancer test for an eligible population comprising more than 20% of the country’s total population. Although we have agreements with distributors in several countries, we do not have direct contracts, agreements or policy decisions with international payors for reimbursement coverage of our Oncotype DX breast cancer test. We expect that it will take several years to establish broad coverage and reimbursement for our Oncotype DX breast cancer test with payors in countries outside of the U.S.

Oncotype DX Colon Cancer Test

We have not obtained reimbursement coverage from third-party payors for our Oncotype DX colon cancer test launched in January 2010. We expect to focus substantial resources on obtaining adoption of and reimbursement coverage for this test. We believe the key factors that will drive adoption of our Oncotype DX colon cancer test include our continued publication of peer-reviewed articles on studies we sponsored, conducted or collaborated on that support the use and reimbursement of our test, clinical presentations at major symposia and our ongoing commercial efforts.

As a new test, our Oncotype DX colon cancer test may be considered investigational by payors and therefore may not be covered under their reimbursement policies. Consequently, we intend to pursue case-by-case reimbursement and expect that the test will continue to be reviewed on this basis until policy decisions have been made by individual payors. We are also working with public and private payors and health plans to secure coverage for our Oncotype DX colon cancer test based upon clinical evidence showing the utility of the test. We believe it may take several years to achieve reimbursement with a majority of third-party payors. However, we cannot predict whether, or under what circumstances, payors will reimburse for our test.

Payment

Clinical laboratory testing services, when covered by third-party payors, are paid under various methodologies, including prospective payment systems and fee schedules. Under Medicare, payment is generally made under the Clinical Laboratory Fee Schedule with amounts assigned to specific procedure billing codes. Each Medicare carrier jurisdiction has a fee schedule that establishes the price for each specific laboratory billing code. The Social Security Act establishes that these fee schedule amounts are to be increased annually, subject to certain limitations, by the percentage increase in the consumer price index, or CPI, for the prior year. Congress has frequently legislated that the CPI increase not be implemented. For example, in the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, Congress eliminated the CPI update through 2008. In addition, the National Limitation Amount, or NLA, which acts as a ceiling on Medicare reimbursement, is set at a percentage of the median of all the carrier fee schedule amounts for each test code. In the past, Congress has frequently lowered the percentage of the median used to calculate the NLA in order to achieve budget savings. Currently, the NLA ceiling is set at 74% of the medians for established tests and 100% of the median for diagnostic tests for which no limitation amount was established prior to 2001. Thus, no Medicare carrier can pay more than the NLA amount for any specific code.

There is no specific Current Procedural Terminology, or CPT, procedure code or group of codes to report the Oncotype DX breast cancer test. The test is reported under a non-specific, unlisted procedure code, which is subject to manual review of each claim. We were informed that, under the local coverage determination, claims are to be paid consistent with the average allowed reimbursement rate for claims that were billed and processed to completion as of September 30, 2005. This reimbursement rate remains in effect as of the date of this report, but is subject to review and adjustment.

A Healthcare Common Procedure Coding System, or HCPCS code has been issued effective January 1, 2006 that some private third-party payors may accept on claims for our Oncotype DX breast cancer test. However, Medicare will not accept this HCPCS code. In the future, we may move forward with plans to obtain specific CPT procedure coding for our Oncotype DX tests. If we do move forward with plans to obtain specific CPT coding, there is no assurance that specific coding will be adopted. Whether or not we obtain a specific CPT code for our tests, there can be no assurance that an adequate payment rate will continue to be assigned to the tests.

On several occasions, including in 2003 during the negotiations over the MMA, Congress has considered imposing a 20% co-insurance amount on clinical laboratory services, which would require beneficiaries to pay a portion of the cost of their clinical laboratory testing. Although that requirement has not been enacted at this time, Congress could decide to impose such an obligation at some point in the future. If so, these additional co-insurance payments for our Oncotype DX tests could be difficult to collect.

Competition

We believe that we compete primarily on the basis of:

•	the value of the quantitative information our Oncotype DX platform provides;

•	the clinical validation of our Oncotype DX breast cancer test’s ability to predict recurrence and survival, and demonstration of its ability to predict the likelihood of chemotherapy benefit;

•	the level of reimbursement coverage for our Oncotype DX breast cancer test;

•	the inclusion of our Oncotype DX breast cancer test in clinical practice guidelines.

•	the clinical validation of our Oncotype DX colon cancer test’s ability to predict recurrence and survival;

•	our ability to perform clinical studies using archival tissue as it is currently processed, handled and stored;

•	our ability to screen hundreds of genes at a time;

•	our ability to commercialize products through our clinical development platform;

•	our clinical collaborations with clinical study groups;

•	the quality of our clinical reference laboratory, which enables consistent, reproducible results;

•	the level of customer service we provide, both to patients and health care professionals; and

•	our ability to obtain appropriate regulatory approvals in a timely fashion.

We believe that we compete favorably with respect to these factors, although we cannot assure you that we will be able to continue to do so in the future or that new products that perform better than our Oncotype DX tests will not be introduced. We believe that our continued success depends on our ability to:

•	continue to innovate and maintain scientifically advanced technology;

•	successfully market and sell our Oncotype DX tests;

•	enhance our Oncotype DX tests to provide information in response to additional indications;

•	continue to validate our products, especially with respect to chemotherapy benefit;

•	continue to obtain positive reimbursement decisions from payors;

•	expand our Oncotype DX platform for use in types of cancer other than breast and colon;

•	expand in countries outside of the U.S.;

•	attract and retain skilled personnel;

•	obtain patents or other protection for our products and technology; and

•	obtain and maintain our clinical reference laboratory accreditations and licenses.

Our principal competition comes from existing diagnostic methods used by pathologists and oncologists. These methods have been used for many years and are therefore difficult to change or supplement. In addition, companies offering capital equipment and kits or reagents to local pathology laboratories represent another source of potential competition. These kits are used directly by the pathologist, which facilitates adoption more readily than tests like ours that are performed outside the pathology laboratory. In addition, few diagnostic methods are as expensive as our Oncotype DX tests.

We also face competition from many public and private companies that offer products or have conducted research to profile genes, gene expression or protein expression in breast or colon cancer, such as Celera Corporation, Clarient Incorporated, Agendia B.V., bioTheranostics, Exagen Diagnostics, Qiagen, Hologic and University Genomics. Commercial laboratories with strong distribution networks for diagnostic tests, such as Genzyme Corporation, Quest Diagnostics Incorporated and Laboratory Corporation of America Holdings may become competitors. Other potential competitors include companies that develop diagnostic tests such as Siemens

AG, Roche Diagnostics, a division of F. Hoffmann-La Roche Ltd, and Veridex LLC, a Johnson & Johnson company, as well as other companies and academic and research institutions. Our competitors may invent and commercialize technology platforms that compete with ours. In December 2005, the federal government allocated a significant amount of funding to The Cancer Genome Atlas, a project aimed at developing a comprehensive catalog of the genetic mutations and other genomic changes that occur in cancers and maintaining the information in a free public database. As more information regarding cancer genomics becomes available to the public, we anticipate that more products aimed at identifying targeted treatment options will be developed and these products may compete with ours. In addition, competitors may develop their own versions of our tests in countries where we did not apply for patents or where our patents have not issued and compete with us in those countries, including encouraging the use of their test by physicians or patients in other countries.

Our Oncotype DX tests are considered relatively expensive for diagnostic tests. We have changed the list price of our breast cancer test in the past and we may change prices for our tests in the future. Any increase or decrease in pricing could impact reimbursement of and demand for our tests. Many of our present and potential competitors have widespread brand recognition and substantially greater financial and technical resources and development, production and marketing capabilities than we do. Others may develop lower-priced, less complex tests that could be viewed by physicians and payors as functionally equivalent to our tests, which could force us to lower the list price of our tests and impact our operating margins and our ability to achieve profitability. Some competitors have developed tests cleared for marketing by FDA. There may be a marketing differentiation or perception that an FDA-cleared test is more desirable than our tests, and that may discourage adoption and reimbursement of our tests. If we are unable to compete successfully against current or future competitors, we may be unable to increase market acceptance for and sales of our tests.

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

We have a current certificate of accreditation under CLIA to perform testing and are accredited by CAP. To renew our CLIA certificate, we are subject to survey and inspection every two years to assess compliance with program standards. The standards applicable to the testing which we perform may change over time. We cannot assure you that we will be able to operate profitably should regulatory compliance requirements become substantially more costly in the future.

If our clinical reference laboratory is out of compliance with CLIA requirements, we may be subject to sanctions such as suspension, limitation or revocation of our CLIA certificate, as well as directed plan of correction, state on-site monitoring, civil money penalties, civil injunctive suit or criminal penalties. We must maintain CLIA compliance and certification to be eligible to bill for tests provided to Medicare beneficiaries. If we were to be found out of compliance with CLIA program requirements and subjected to sanction, our business could be harmed.

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

Clinical laboratory tests like our Oncotype DX tests are regulated under CLIA, as administered by CMS, as well as by applicable state laws. Clinical laboratory tests that are developed and validated by a laboratory for its own use are called laboratory developed tests, or LDTs. Most LDTs currently are not subject to FDA regulation, although reagents or software provided by third parties and used to perform LDTs may be subject to regulation. We believe that our Oncotype DX tests are not diagnostic kits and also believe that they are LDTs. As a result, we believe our tests should not be subject to regulation under established FDA policies. The container we provide for collection and transport of tumor samples from a pathology laboratory to our clinical reference laboratory may be considered a medical device subject to FDA regulation but is currently exempt from pre-market review by FDA.

In January 2006, we received a letter from FDA regarding our Oncotype DX breast cancer test inviting us to meet with FDA to discuss the nature and appropriate regulatory status of and the least burdensome ways that we may fulfill any FDA pre-market review requirements that may apply. In September 2006, FDA issued draft guidance on a new class of tests called “In Vitro Diagnostic Multivariate Index Assays”, or IVDMIAs. Under this draft guidance, our Oncotype DX tests could be classified as either a Class II or a Class III medical device, which may require varying levels of FDA pre-market review depending upon intended use and on the level of control necessary to assure the safety and effectiveness of the test. In July 2007, FDA posted revised draft guidance that addressed some of the comments submitted in response to the September 2006 draft guidance. The revised draft guidance includes a transition period of FDA enforcement discretion of up to 18 months following release of final guidance for currently marketed tests if the laboratory submits a pre-market review submission within 12 months of the publication of final guidance. The comment period for this revised guidance expired in October 2007.

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

In addition, the Secretary of the Department of Health and Human Services, or HHS, requested that its Advisory Committee on Genetics, Health and Society make recommendations about the oversight of genetic testing. A final report was published in April 2008. If the report’s recommendations for increased oversight of genetic testing were to result in further regulatory burdens, it could have a negative impact on our business and could delay the commercialization of tests in development. In April 2009, we joined a diverse coalition of organizations that submitted a letter to the new Secretary of HHS calling on the Secretary to create and implement a reasonable and responsible regulatory framework for genetic tests and other advanced medical diagnostic tests.

We cannot provide any assurance that FDA regulation, including pre-market review, will not be required in the future for our tests, either through new enforcement policies adopted by FDA or new legislation enacted by Congress. It is possible that legislation will be enacted into law and may result in increased regulatory burdens for us to continue to offer our tests.

If pre-market review is required, our business could be negatively impacted until such review is completed and clearance to market or approval is obtained, and FDA could require that we stop selling our tests pending pre-market clearance or approval. If our tests are allowed to remain on the market but there is uncertainty about our tests, if they are labeled investigational by FDA, or if labeling claims FDA allows us to make are limited, orders or reimbursement may decline. The regulatory approval process may involve, among other things, successfully completing additional clinical trials and submitting a pre-market clearance notice or filing a PMA application with FDA. If pre-market review is required by FDA, there can be no assurance that our tests will be cleared or approved on a timely basis, if at all. Ongoing compliance with FDA regulations would increase the cost of conducting our business, and subject us to inspection by FDA and to the requirements of FDA and penalties for failure to comply with these requirements. We may also decide voluntarily to pursue FDA pre-market review of our tests if we determine that doing so would be appropriate.

Should any of the reagents obtained by us from vendors and used in conducting our tests be affected by future regulatory actions, our business could be adversely affected by those actions, including increasing the cost of testing or delaying, limiting or prohibiting the purchase of reagents necessary to perform testing.

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

Federal and State Physician Self-referral Prohibitions

We are subject to the federal physician self-referral prohibitions, commonly known as the Stark Law, and to similar restrictions under California’s Physician Ownership and Referral Act, commonly known as PORA. Together these restrictions generally prohibit us from billing a patient or any governmental or private payor for any test when the physician ordering the test, or any member of such physician’s immediate family, has an investment interest in or compensation arrangement with us, unless the arrangement meets an exception to the prohibition.

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

However, we cannot be certain that regulators would find these arrangements to be in compliance with Stark, PORA or similar state laws. We would be required to refund any payments we receive pursuant to a referral prohibited by these laws to the patient, the payor or the Medicare program, as applicable.

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

Further, a violation of PORA is a misdemeanor and could result in civil penalties and criminal fines. Finally, other states have self-referral restrictions with which we have to comply that differ from those imposed by federal and California law. While we have attempted to comply with the Stark Law, PORA and similar laws of other states, it is possible that some of our financial arrangements with physicians could be subject to regulatory scrutiny at some point in the future, and we cannot provide assurance that we will be found to be in compliance with these laws following any such regulatory review.

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

Further, the Federal False Claims Act prohibits a person from knowingly submitting a claim, making a false record or statement in order to secure payment or retaining an overpayment by the federal government. In addition to actions initiated by the government itself, the statute authorizes actions to be brought on behalf of the federal government by a private party having knowledge of the alleged fraud. Because the complaint is initially filed under seal, the action may be pending for some time before the defendant is even aware of the action. If the government is ultimately successful in obtaining redress in the matter or if the plaintiff succeeds in obtaining redress without the government’s involvement, then the plaintiff will receive a percentage of the recovery. Finally, the Social Security Act includes its own provisions that prohibit the filing of false claims or submitting false statements in order to obtain payment. Violation of these provisions may result in fines, imprisonment or both, and possible exclusion from Medicare or Medicaid programs. California has an analogous state false claims act applicable to all payors, as do many other states.

California Laboratory Licensing

In addition to federal certification requirements of laboratories under CLIA, licensure is required and maintained for our clinical reference laboratory under California law. Such laws establish standards for the day-to-day operation of a clinical reference laboratory, including the training and skills required of personnel and quality control. In addition, California laws mandate proficiency testing, which involves testing of specimens that have been specifically prepared for the laboratory.

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

New York Laboratory Licensing

Because we receive specimens from New York State, our clinical reference laboratory is required to be licensed by New York, under New York laws and regulations, which establish standards for:

•	day-to-day operation of a clinical laboratory, including training and skill levels required of laboratory personnel;

•	physical requirements of a facility;

•	equipment; and

•	quality control.

We maintain such licensure for our clinical reference laboratory for our Oncotype DX breast cancer test. The availability of our Oncotype DX colon cancer test in New York is pending approval by the state, as is required for all LDTs. New York law also mandates proficiency testing for laboratories licensed under New York state law, regardless of whether or not such laboratories are located in New York. If a laboratory is out of compliance with New York statutory or regulatory standards, the New York State Department of Health, or DOH, may suspend, limit, revoke or annul the laboratory’s New York license, censure us as the holder of the license or assess civil money penalties. Statutory or regulatory noncompliance may result in a laboratory’s operator being found guilty of a misdemeanor under New York law. Should we be found out of compliance with New York laboratory requirements, we could be subject to such sanctions, which could harm our business. We maintain a current license in good standing with DOH. However, we cannot provide assurance that DOH will at all times find us to be in compliance with all such laws.

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

Regulation Outside of the U.S.

When marketing our tests outside of the U.S., we are subject to foreign regulatory requirements governing human clinical testing and marketing approval for our products. These requirements vary by jurisdiction, differ from those in the U.S. and may require us to perform additional pre-clinical or clinical testing. In many countries outside of the U.S., coverage, pricing and reimbursement approvals are also required. We are also required to maintain accurate information and control over sales and distributors’ activities that may fall within the purview of the Foreign Corrupt Practices Act, its books and records provisions and its anti-bribery provisions.

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

As of December 31, 2009, we had six issued patents in the U.S., covering genes and methods that are components of the Oncotype DX breast cancer test, four of which were issued jointly to us and our collaborators, three Australian patents and one European patent for methods used to determine gene expression, and a number of pending U.S. patent applications, including provisional and non-provisional filings. Our issued U.S. patents expire at various times between 2024 and 2026. Some of these U.S. patent applications also have corresponding pending or granted applications under the Patent Cooperation Treaty in Canada, Europe, Japan, Australia and other jurisdictions. In these patent applications, we have either sole or joint ownership positions. In those cases where joint ownership positions were created, we have negotiated contractual provisions providing us with the opportunity to acquire exclusive rights under the patent applications. Under some patent applications, we have elected to allow exclusive options to lapse without exercising the option. The joint ownership agreements generally are in the form of material data transfer agreements that were executed at the onset of our collaborations with third parties.

Our patent applications relate to two main areas: gene expression technology methods, and gene markers for cancer recurrence and drug response in certain forms of cancer. We intend to file additional patent applications in the U.S. and abroad to strengthen our intellectual property rights. Our pending and future patent applications may not result in issued patents, and we cannot assure you that our issued patents or any patents that might ultimately be issued by the U.S. Patent and Trademark Office, or USPTO, will protect our technology. Any patents issued to U.S. might be challenged by third parties as being invalid or unenforceable, or third parties may independently develop similar or competing technology that avoids our patents. We cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the U.S.

We have received notices of claims of infringement and misappropriation or misuse of other parties’ proprietary rights in the past and may from time to time receive additional notices. Some of these claims may lead to litigation. We cannot assure you that we will prevail in these actions, or that other actions alleging misappropriation or misuse by us of third-party trade secrets, infringement by us of third-party patents and trademarks or the validity of patents issued to us in the future, will not be asserted or prosecuted against us, We may also initiate claims to defend our intellectual property. Assertions of misappropriation, infringement or misuse, or actions seeking to establish the validity of our patents could materially or adversely affect our business, financial condition and results of operations.

An adverse determination in litigation or interference proceedings to which we may become a party relating to any patents issued to us in the future, or any patents owned by third parties, could subject us to significant liabilities to third parties or require us to seek licenses from third parties. Furthermore, if we are found to willfully infringe these patents, we could, in addition to other penalties, be required to pay treble damages. Although patent and intellectual property disputes in this area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. We may be unable to obtain necessary licenses on satisfactory or commercially feasible terms, if at all. If we do not obtain necessary licenses, we may not be able to redesign our Oncotype DX tests or other tests to avoid infringement, or such redesign may take considerable time, and force us to reassess our business plans. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our tests, which would have a significant adverse impact on our business.

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

Roche License Agreement

We license from Roche Molecular Systems, Inc., on a non-exclusive basis, a number of U.S. patents claiming nucleic acid amplification processes known as PCR, homogeneous polymerase chain reaction, and RT-PCR. We use these processes in our research and development activities and in the processing of our Oncotype DX tests. The Roche license is limited to clinical laboratory services performed within the U.S. and Puerto Rico, and does not include the right to make or sell products using the patented processes. The license continues as long as the underlying patent rights are in effect, but is subject to early termination by Roche under the following circumstances:

•	a change in our ownership;

•	a declaration of bankruptcy or insolvency, the making of an assignment for the benefit of our creditors, having a receiver appointed, or losing the federal or state licenses necessary for our operation;

•	a change in our status to a non-profit entity or government institution; or

•	our breach of or default under a material term of the license.

If the Roche license is terminated, we will be unable to use the licensed processes to conduct research and development activities or to perform our tests. As payment for the licenses granted to us, we make royalty payments to Roche consisting of a specified percentage of our net product revenues.

Research and Development Expenses

Research and development expenses were $35.7 million, $28.6 million and $22.1 million for the years ended December 31, 2009, 2008, and 2007, respectively. During 2009, we continued to conduct research and development studies in breast cancer, colon cancer and other cancers. We completed our first renal cancer gene identification study under our collaboration agreement for the development of a genomic test to estimate the risk of recurrence following surgery for patients with stage I-III renal carcinoma, clear cell type. We initiated our first prostate cancer gene identification study and identified a study cohort for a second stage II colon cancer recurrence study. In addition, we have started discovery work for the development of a test for non-small cell lung cancer and are doing research on pre-malignant lesions, including colon polyps and Barrett’s esophagus.

Employees

As of December 31, 2009, we had 453 employees, including 84 in clinical reference laboratory operations, 109 in research and development, 152 in sales and marketing, 60 in information technology and systems, including bioinformatics, and 48 in general and administrative functions, including finance, human resources and facilities. None of our employees are covered by collective bargaining arrangements, and our management considers its relationships with employees to be good.

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

We have a history of net losses, we may incur net losses in the future, and we may not achieve or maintain profitability.

We have incurred substantial net losses since our inception. For the year ended December 31, 2009, we incurred a net loss of $9.4 million. From our inception in August 2000 through December 31, 2009, we had an accumulated deficit of $177.9 million. To date, we have not, and we may never, achieve sustained revenues sufficient to offset expenses. We expect to devote substantially all of our resources to continue to invest in our product pipeline, including our current Oncotype DX tests and future products, and our commercial and laboratory infrastructure. We may incur additional losses in the future and we may never achieve or maintain profitability.

We expect to continue to incur significant expenses to develop and market out tests, which may make it difficult for us to achieve profitability.

In recent years, we have incurred significant costs in connection with the development of our Oncotype DX platform. For the year ended December 31, 2009, our research and development expenses were $35.7 million and our sales and marketing expenses were $61.1 million. We expect our expense levels to continue to increase in absolute dollars for the foreseeable future as we seek to expand the clinical utility of our Oncotype DX breast cancer test, drive adoption of and reimbursement for our Oncotype DX colon cancer test and develop new tests. As a result, we will need to generate significant revenues in order to achieve profitability. Our failure to achieve profitability in the future could cause the market price of our common stock to decline.

Changes in healthcare policy could increase our costs and impact sales of and reimbursement for our tests.

Healthcare policy has been a subject of extensive discussion in the executive and legislative branches of the federal and many state governments. We developed our commercialization strategy for our tests based on existing healthcare policies. Clinical laboratory tests that are developed and validated by a laboratory for its own use are called laboratory developed tests, or LDTs. Changes in healthcare policy, such as changes in the FDA regulatory policy for LDTs, the creation of broad test utilization limits for diagnostic products in general or requirements that Medicare patients pay for portions of clinical laboratory tests or services received, could substantially impact the sales of our tests, increase costs and divert management’s attention from our business. For example, in 1989, the U.S. Congress passed federal self-referral prohibitions commonly known as the Stark Law, significantly restricting, regulating and changing laboratories’ relationships with physicians. In addition, sales of our tests outside of the U.S. makes us subject to foreign regulatory requirements, which may also change over time. We cannot predict what changes, if any, will be proposed or adopted or the effect that such proposals or adoption may have on our business, financial condition and results of operations.

Several proposals to reform the system of health care delivery in the U.S. are currently being considered by the federal and many state governments. Some of the reforms call for a government sponsored health plan. A number of states are also contemplating significant reform of their healthcare policies. A proposal for additional government-funded health care could subject expenditures for health care to governmental budget constraints and limits on spending. We cannot predict what healthcare policy reforms, if any, will be adopted or the effect that such adoption may have on our taxes, fees and other costs, which could impact our business, financial condition and results of operations. Some of the health reform proposals under consideration by Congress include reductions to payments for laboratory tests under the Medicare Clinical Laboratory Fee Schedule. In addition, proposals to implement fees or taxes on medical product manufacturers and clinical laboratories have been considered. At this point, it is not clear whether health reform legislation will be enacted by Congress and whether it will include any new taxes or fees on clinical laboratories or medical device manufacturers or reductions in laboratory payments under Medicare. If such fees, taxes, or reductions in payments are adopted, these could have a negative impact on our business.

If third-party payors, including managed care organizations and Medicare, do not provide reimbursement, breach, rescind or modify their contracts or reimbursement policies or delay payments for our Oncotype DX tests, our commercial success could be compromised.

Physicians and patients may not order our Oncotype DX tests unless third-party payors, such as managed care organizations as well as government payors such as Medicare and Medicaid, pay a substantial portion of the test price. Reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that tests using our technologies are:

•	not experimental or investigational,

•	medically necessary,

•	appropriate for the specific patient,

•	cost-effective,

•	supported by peer-reviewed publications, and

•	included in clinical practice guidelines.

There is uncertainty concerning third-party payor reimbursement of any test incorporating new technology, including tests developed using our Oncotype DX platform. Several entities conduct technology assessments of new medical tests and devices and provide the results of their assessments for informational purposes to other parties. These assessments may be used by third-party payors and health care providers as grounds to deny coverage for a test or procedure. Although there are a number of favorable assessments of our Oncotype DX breast cancer test, the test has received negative assessments in the past and our tests may receive negative assessments in the future.

Since each payor makes its own decision as to whether to establish a policy to reimburse our test, seeking these approvals is a time-consuming and costly process. To date, we have secured policy-level reimbursement approval for our Oncotype DX breast cancer test for N- patients from a number of third-party payors. We cannot be certain that coverage for this test will be provided in the future by additional third-party payors or that existing reimbursement policies or contracts or reimbursement levels will remain in place or be fulfilled within existing terms and provisions.

Following the reporting of clinical studies to support the use of our Oncotype DX breast cancer test in patients with N+, ER+ disease, we experienced an increase in usage for N+ patients. We may not be able to obtain reimbursement coverage for our test for breast cancer patients who are N+, ER+ that is similar to the coverage we have obtained for early stage N-, ER+ patients.

We have not obtained reimbursement coverage from third-party payors for our Oncotype DX colon cancer test launched in January 2010. We expect to focus substantial resources on obtaining adoption of and reimbursement coverage for this test. Because it is new, our Oncotype DX colon cancer test may be considered investigational by payors and therefore may not be covered under their reimbursement policies. We believe it may take several years to achieve reimbursement with a majority of third-party payors. However, we cannot predict whether, or under what circumstances, payors will reimburse for our test. If we fail to establish broad adoption of and reimbursement for our Oncotype DX colon cancer test, our reputation could be harmed and our future prospects and our business could suffer.

If we are unable to obtain reimbursement from private payors and Medicare and Medicaid programs for our tests or new tests or test enhancements we may develop in the future, our ability to generate revenues could be limited. We have in the past, and will likely in the future, experience delays and temporary interruptions in the receipt of payments from third-party payors due to contract implementation steps, documentation requirements and other issues, which could cause our revenues to fluctuate from period to period.

The prices at which our tests are reimbursed may be reduced by Medicare and private and other payors, and any such changes could have a negative impact on our revenues.

Even if we are being reimbursed for our tests, Medicare and private and other payors may withdraw their coverage policies or cancel their contracts with us at any time, review and adjust the rate of reimbursement or stop paying for our tests, which would reduce our total revenues. In addition, insurers, including managed care organizations as well as government payors such as Medicare and Medicaid, have increased their efforts to control the cost, utilization and delivery of healthcare services. These measures have resulted in reduced payment rates and decreased utilization for the clinical laboratory industry. From time to time, Congress has considered and implemented changes to the Medicare fee schedules in conjunction with budgetary legislation, and pricing for tests covered by Medicare is subject to change at any time. Reductions in the reimbursement rate of payors have occurred and may occur in the future. Reductions in the prices at which our tests are reimbursed could have a negative impact on our revenues.

If we are unable to obtain reimbursement for our tests outside of the U.S., our ability to expand internationally will be compromised.

The majority of our international product revenues are currently generated by patient self-pay and third party reimbursement for our Oncotype DX breast cancer test and through clinical collaborations. In many countries outside of the U.S., various coverage, pricing and reimbursement approvals are required. We expect that it will take several years to establish broad coverage and reimbursement for our tests with payors in countries outside of the U.S., and our efforts may not be successful. In addition, because we rely on distributors to obtain reimbursement for our tests, to the extent we do not have direct reimbursement arrangements with payors, we may not be able to retain reimbursement coverage with a particular payor if our agreement with a distributor is terminated or expires.

Because of Medicare billing rules, we may not receive reimbursement for all tests provided to Medicare patients.

Under current Medicare billing rules, claims for our Oncotype DX breast cancer tests performed on Medicare beneficiaries who were hospital inpatients at the time the tumor tissue samples were obtained and whose tests were ordered less than 14 days from discharge must be incorporated in the payment that the hospital receives for the inpatient services provided. Medicare billing rules also require hospitals to bill for the test when ordered for hospital outpatients less than 14 days following the date of the hospital procedure where the tumor tissue samples were obtained. Accordingly, we are required to bill individual hospitals for tests performed on Medicare beneficiaries during these time frames. Because we generally do not have a written agreement in place with these hospitals to purchase these tests, we may not be paid for our tests or may have to pursue payment from the hospital on a case-by-case basis. We believe patients coming under this rule represent approximately 2% of our total breast cancer testing population. We believe these billing rules may lead to confusion regarding whether Medicare provides adequate reimbursement for our breast cancer test, and could discourage Medicare patients from using our test. Although we are working with Medicare and Congress, as well as with other diagnostic laboratories, to revise or reverse these billing rules, we have no assurance that Medicare will do so or that Congress will require Medicare to do so, and we also cannot ensure that hospitals will agree to arrangements to pay us for Oncotype DX breast cancer tests performed on patients falling under these rules.

We depend on a limited number of payors for a significant portion of our product revenues and if these or other payors stop providing reimbursement or decrease the amount of reimbursement for our tests, our revenues could decline.

Reimbursement on behalf of patients covered by Medicare accounted for 20%, 22% and 23% of our product revenues for the years ended December 31, 2009, 2008 and 2007, respectively. Reimbursement on behalf of patients covered by United HealthCare Insurance Company accounted for 9%, 9% and 13% of product revenues for the years ended December 31, 2009, 2008 and 2007, respectively. There were no other third-party payors with product revenues of 10% or more for those years. In addition, because the majority of stage II colon cancer patients in the U.S. are age 65 and over, we may become more dependent on Medicare reimbursement in the future. It is possible that these or other third-party payors that provide reimbursement for our test may suspend, revoke or discontinue coverage at any time, or may reduce the reimbursement rates payable to us. Any such action could have a negative impact on our revenues.

Our financial results depend on sales of one test, our Oncotype DX breast cancer test, and we will need to generate sufficient revenues from this and other tests to run our business.

For the foreseeable future, we expect to derive substantially all of our revenues from sales of one test, our Oncotype DX breast cancer test. We have been selling this test since January 2004. While we launched our test for colon cancer in January 2010, we do not expect to recognize significant revenues from this test until adoption of and reimbursement for this test have been established. We are in various stages of research and development for other tests that we may offer as well as for enhancements to our existing tests. We may not be able to successfully commercialize tests for other cancers. If we are unable to increase sales of our breast cancer test, establish adoption of and reimbursement for our colon cancer test, or successfully develop and commercialize other tests or enhancements, our revenues and our ability to achieve profitability would be impaired.

If FDA were to begin regulating our tests, we could incur substantial costs and time delays associated with meeting requirements for pre-market clearance or approval or we could experience decreased demand for or reimbursement of our tests.

Clinical laboratory tests like ours are regulated under CLIA, as administered by CMS, as well as by applicable state laws. Diagnostic kits that are sold and distributed through interstate commerce are regulated as medical devices by FDA. Most LDTs are not currently subject to FDA regulation, although reagents or software provided by third parties and used to perform LDTs may be subject to regulation. We believe that our Oncotype DX tests are not diagnostic kits and also believe that they are LDTs. As a result, we believe our tests should not be subject to regulation under established FDA policies. The container we provide for collection and transport of tumor samples from a pathology laboratory to our clinical reference laboratory may be a medical device subject to FDA regulation but is currently exempt from pre-market review by FDA.

In January 2006, we received a letter from FDA regarding our Oncotype DX breast cancer test inviting us to meet with FDA to discuss the nature and appropriate regulatory status of and the least burdensome ways that we may fulfill any FDA pre-market review requirements that may apply. In September 2006, FDA issued draft guidance on a new class of tests called “In Vitro Diagnostic Multivariate Index Assays”, or IVDMIAs. Under this draft guidance, our tests could be classified as either a Class II or a Class III medical device, which may require varying levels of FDA pre-market review depending upon intended use and on the level of control necessary to assure the safety and effectiveness of the test. In July 2007, FDA posted revised draft guidance that addressed some of the comments submitted in response to the September 2006 draft guidance. The revised draft guidance includes a transition period of FDA enforcement discretion of up to 18 months following release of final guidance for currently marketed tests if the laboratory submits a pre-market review submission within 12 months of the publication of final guidance. The comment period for this revised guidance expired in October 2007.

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

In addition, the Secretary of the Department of Health and Human Services, or HHS, requested that its Advisory Committee on Genetics, Health and Society make recommendations about the oversight of genetic testing. A final report was published in April 2008. If the report’s recommendations for increased oversight of genetic testing were to result in further regulatory burdens, it could have a negative impact on our business and could delay the commercialization of tests in development.

We cannot provide any assurance that FDA regulation, including pre-market review, will not be required in the future for our tests, either through new enforcement policies adopted by FDA or new legislation enacted by Congress. It is possible that legislation will be enacted into law and may result in increased regulatory burdens for us to continue to offer our tests.

If pre-market review is required, our business could be negatively impacted until such review is completed and clearance to market or approval is obtained, and FDA could require that we stop selling our tests pending pre-market clearance or approval. If our tests are allowed to remain on the market but there is uncertainty about our tests, if they are labeled investigational by FDA, or if labeling claims FDA allows us to make are very limited, orders or reimbursement may decline. The regulatory approval process may involve, among other things, successfully completing additional clinical trials and submitting a pre-market clearance notice or filing a PMA application with FDA. If pre-market review is required by FDA, there can be no assurance that our tests will be cleared or approved on a timely basis, if at all. Ongoing compliance with FDA regulations would increase the cost of conducting our business, and subject us to inspection by FDA and to the requirements of FDA and penalties for failure to comply with these requirements. We may also decide voluntarily to pursue FDA pre-market review of our tests if we determine that doing so would be appropriate.

Should any of the reagents obtained by us from vendors and used in conducting our tests be affected by future regulatory actions, our business could be adversely affected by those actions, including increasing the cost of testing or delaying, limiting or prohibiting the purchase of reagents necessary to perform testing.

If we were required to conduct additional clinical trials prior to continuing to sell our breast and colon cancer tests or any other tests we may develop, those trials could lead to delays or failure to obtain necessary regulatory approval, which could cause significant delays in commercializing any future products and harm our ability to become profitable.

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

We may find it necessary to engage contract research organizations to perform data collection and analysis and other aspects of our clinical trials, which might increase the cost and complexity of our trials. We may also depend on clinical investigators, medical institutions and contract research organizations to perform the trials properly. If these parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality, completeness or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical trials may have to be extended, delayed or terminated. Many of these factors would be beyond our control. We may not be able to enter into replacement arrangements without undue delays or considerable expenditures. If there are delays in testing or approvals as a result of the failure to perform by third parties, our research and development costs would increase, and we may not be able to obtain regulatory clearance or approval for our tests. In addition, we may not be able to establish or maintain relationships with these parties on favorable terms, if at all. Each of these outcomes would harm our ability to market our tests, or to become profitable.

Complying with numerous regulations pertaining to our business is an expensive and time-consuming process, and any failure to comply could result in substantial penalties

We are subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA is intended to ensure the quality and reliability of clinical laboratories in the U.S. by mandating specific standards in the areas of personnel qualifications, administration, and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. We have a current certificate of accreditation under CLIA to perform testing. To renew this certificate, we are subject to survey and inspection every two years. Moreover, CLIA inspectors may make random inspections of our clinical reference laboratory.

We are also required to maintain a license to conduct testing in California. California laws establish standards for day-to-day operation of our clinical reference laboratory, including the training and skills required of personnel and quality control. Because we receive specimens from New York State, our clinical reference laboratory is required to be licensed by New York. We maintain such licensure for our clinical reference laboratory for our Oncotype DX breast cancer test. The availability of our Oncotype DX colon cancer test in New York is dependent upon approval by the state, as is required for all LDTs. New York law also mandates proficiency testing for laboratories licensed under New York state law, regardless of whether or not such laboratories are located in New York. Moreover, several other states require that we hold licenses to test specimens from patients in those states. Other states may have similar requirements or may adopt similar requirements in the future. Finally, we may be subject to regulation in foreign jurisdictions as we seek to expand international distribution of our tests.

If we were to lose our CLIA accreditation or California license, whether as a result of a revocation, suspension or limitation, we would no longer be able to sell our tests, which would limit our revenues and harm our business. If we were to lose our license in New York or in other states where we are required to hold licenses, we would not be able to test specimens from those states.

We are subject to other regulation by both the federal government and the states in which we conduct our business, including:

•	Medicare billing and payment regulations applicable to clinical laboratories;

•	the Federal Anti-kickback Law and state anti-kickback prohibitions;

•	the federal physician self-referral prohibition, commonly known as the Stark Law, and the state equivalents;

•	the federal Health Insurance Portability and Accountability Act of 1996;

•	the Medicare civil money penalty and exclusion requirements; and

•	the Federal False Claims Act civil and criminal penalties and state equivalents.

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

Declining general economic or business conditions could have a negative impact on our business.

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

We have multiple tests in early development and devote considerable resources to research and development. For example, we are conducting early development studies in colon cancer for stage III patients, prostate, renal cell and lung cancers. There can be no assurance that our technologies will be capable of reliably predicting the recurrence of cancers other than breast and colon cancer with the sensitivity and specificity necessary to be clinically and commercially useful, or that our colon cancer test will result in a commercially successful product. In addition, before we can develop diagnostic tests for new cancers and commercialize any new products, we will need to:

•	conduct substantial research and development;

•	conduct validation studies;

•	expend significant funds; and

•	develop and scale our laboratory processes to accommodate different tests.

This product development process involves a high degree of risk and may take several years. Our product development efforts may fail for many reasons, including:

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

If we are unable to support demand for our tests, including successfully managing the evolution of our technology and manufacturing platforms, our business could suffer.

As our test volume grows, we will need to continue to ramp up our testing capacity, implement increases in scale and related processing, customer service, billing and systems process improvements, and expand our internal quality assurance program, technology and manufacturing platforms to support testing on a larger scale. We will also need additional certified laboratory scientists and other scientific and technical personnel to process higher volumes of our tests. We cannot assure you that any increases in scale, related improvements and quality assurance will be successfully implemented or that appropriate personnel will be available. As our colon cancer test and additional products are commercialized, we will need to bring new equipment on-line, implement new systems, technology, controls and procedures and hire personnel with different qualifications. Failure to implement necessary procedures or to hire the necessary personnel could result in higher cost of processing or an inability to meet market demand. There can be no assurance that we will be able to perform tests on a timely basis at a level consistent with demand, that our efforts to scale our commercial operations will not negatively affect the quality of our test results, or that we will be successful in responding to the growing complexity of our testing operations. If we encounter difficulty meeting market demand or quality standards for our tests, our reputation could be harmed and our future prospects and our business could suffer.

We may experience limits on our revenues if physicians decide not to order our tests.

If medical practitioners do not order our Oncotype DX tests or any future tests developed by us, we will likely not be able to create demand for our products in sufficient volume for us to become profitable. To generate demand, we will need to continue to make oncologists, surgeons and pathologists aware of the benefits of each type of test through published papers, presentations at scientific conferences and one-on-one education by our sales force. In addition, we will need to demonstrate our ability to obtain adequate reimbursement coverage from third-party payors.

Prior to the inclusion of our Oncotype DX breast cancer test in clinical guidelines, guidelines and practices regarding the treatment of breast cancer often recommended that chemotherapy be considered in most cases, including many cases in which our test might indicate that, based on our clinical trial results, chemotherapy would be of little or no benefit. Accordingly, physicians may be reluctant to order a test that may suggest recommending against chemotherapy in treating breast cancer. Moreover, our test provides quantitative information not currently provided by pathologists and it is performed at our facility rather than by the pathologist in a local laboratory, so pathologists may be reluctant to support our test. These facts may make it difficult for us to convince medical practitioners to order our test for their patients, which could limit our ability to generate revenues and achieve profitability.

Our Oncotype DX colon cancer test predicts recurrence but, unlike our breast cancer test, does not predict chemotherapy benefit. We will need to educate physicians, patients and payors about the benefits and cost-effectiveness of our colon cancer test and to establish reimbursement arrangements for this test with payors. We may need to hire additional scientific, technical and other personnel to support this process. If our marketing and educational efforts do not result in sufficient physician or patient demand, we may not be able to obtain adequate reimbursement for our colon cancer test. If we fail to successfully establish adoption of and reimbursement for our colon cancer test, our reputation could be harmed and our business could suffer.

We may experience limits on our revenues if patients decide not to use our tests.

Some patients may decide not to use our Oncotype DX tests due to their price, part or all of which may be payable directly by the patient if the applicable payor denies reimbursement in full or in part. Even if medical practitioners recommend that their patients use our tests, patients may still decide not to use our tests, either because they do not want to be made aware of the likelihood of recurrence or they wish to pursue a particular course of therapy regardless of test results. Additionally, the current economic slowdown could negatively impact patients, resulting in loss of healthcare coverage, delayed medical checkups or inability to pay for a relatively expensive test. If only a small portion of the patient population decides to use our tests, we will experience limits on our revenues and our ability to achieve profitability.

If we are unable to develop products to keep pace with rapid technological, medical and scientific change, our operating results and competitive position could be harmed.

In recent years, there have been numerous advances in technologies relating to the diagnosis and treatment of cancer. For example, technologies in addition to ours now reportedly permit measurement of gene expression in FPE tissue specimens. New chemotherapeutic or biologic strategies are being developed that may increase survival time and reduce toxic side effects. These advances require us to continuously develop new products and enhance existing products to keep pace with evolving standards of care. Our tests could become obsolete unless we continually innovate and expand our products to demonstrate recurrence and treatment benefit in patients treated with new therapies. New treatment therapies typically have only a few years of clinical data associated with them, which limits our ability to perform clinical studies and correlate sets of genes to a new treatment’s effectiveness. If we are unable to demonstrate the applicability of our tests to new treatments, then sales of our test could decline, which would harm our revenues.

Our rights to use technologies licensed from third parties are not within our control, and we may not be able to sell our products if we lose our existing rights or cannot obtain new rights on reasonable terms.

We license from third parties technology necessary to develop our products. For example, we license technology from Roche that we use to analyze genes for possible inclusion in our tests and that we use in our clinical reference laboratory to conduct our tests. In return for the use of a third party’s technology, we may agree to pay the licensor royalties based on sales of our products. Royalties are a component of cost of product revenues and impact the margin on our test. We may need to license other technologies to commercialize future products. Our business may suffer if these licenses terminate, if the licensors fail to abide by the terms of the license or fail to prevent infringement by third parties, if the licensed patents or other rights are found to be invalid or if we are unable to enter into necessary licenses on acceptable terms. Companies that attempt to replicate our tests could be set up in countries that do not recognize our intellectual property. Such companies could send test results into the U.S. and therefore reduce sales of our tests.

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

As of December 31, 2009, we had six issued patents in the U.S. covering genes and methods that are components of the Oncotype DX breast cancer test, four of which were issued jointly to us and our collaborators, three Australian patents and one European patent for methods used to determine gene expression, and a number of pending U.S. patent applications. Our pending patent applications may not result in issued patents, and we cannot assure you that our issued patents or any patents that might ultimately be issued by the USPTO will protect our technology. Any patents that may be issued to us might be challenged by third parties as being invalid or unenforceable, or third parties may independently develop similar or competing technology that avoids our patents. We cannot be certain that the steps we have taken will prevent the misappropriation and use of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the U.S.

From time to time, the U.S. Supreme Court, other federal courts, the U.S. Congress or the USPTO may change the standards of patentability and any such changes could have a negative impact on our business. In addition, competitors may develop their own versions of our test in countries where we did not apply for patents or where our patents have not issued and compete with us in those countries, including encouraging the use of their test by physicians or patients in other countries.

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

A suit brought by multiple plaintiffs, including the American Civil Liberties Union, or ACLU, against Myriad Genetics and the USPTO, could also impact biotechnology patents. That case involves certain of Myriad’s U.S. patents related to the breast cancer susceptibility genes BRCA1 and BRCA2. Related European patents were canceled in 2004 by the European Patent Office after opposition. The plaintiffs in the Myriad case have filed motions for summary judgment in the Southern District of New York requesting that the court, among other things, finds that the breast cancer genes are not patentable subject matter. We joined other diagnostic companies in filing an amici brief in this case. The hearing on the motions for summary judgment took place on February 2, 2010. It is unknown how the district court will rule on these motions, or whether any such ruling will have an impact on gene patents generally, however, a broad ruling could have a significant impact on the ability of biotechnology companies to patent genes.

Also, on February 5, 2010, the Secretary’s Advisory Committee on Genetics, Health and Society for HHS voted to approve a report entitled “Gene Patents and Licensing Practices and Their Impact on Patient Access to Genetic Tests.” That report defines “patent claims on genes” broadly to include claims to isolated nucleic acid molecules as well as methods of detecting particular sequences or mutations. The report also contains six recommendations, including the creation of an exemption from liability for infringement of patent claims on genes for anyone making, using, ordering, offering for sale, or selling a test developed under the patent for patient care purposes, or for anyone using the patent-protected genes in the pursuit of research. In addition, the report recommended that the Secretary should explore, identify, and implement mechanisms that will promote more voluntary adherence to current guidelines that promote non-exclusive in-licensing of diagnostic genetic and genomic technologies. It is unclear whether these recommendations will be acted upon by the HHS, or if the recommendations would result in a change in law or process that could negatively impact our patent portfolio or future research and development efforts.

We may face intellectual property infringement claims that could be time-consuming and costly to defend, and could result in our loss of significant rights and the assessment of treble damages.

We have received notices of claims of infringement and misappropriation or misuse of other parties’ proprietary rights in the past and may from time to time receive additional notices. Some of these claims may lead to litigation. We cannot assure you that we will prevail in such actions, or that other actions alleging misappropriation or misuse by us of third-party trade secrets, infringement by us of third-party patents and trademarks or the validity of our patents, will not be asserted or prosecuted against us. We may also initiate claims to defend our intellectual property. Intellectual property litigation, regardless of outcome, is expensive and time-consuming, could divert management’s attention from our business and have a material negative effect on our business, operating results or financial condition. If there is a successful claim of infringement against us, we may be required to pay substantial damages (including treble damages if we were to be found to have willfully infringed a third party’s patent) to the party claiming infringement, develop non-infringing technology, stop selling our tests or using technology that contains the allegedly infringing intellectual property or enter into royalty or license agreements that may not be available on acceptable or commercially practical terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis could harm our business. In addition, revising our tests to include the non-infringing technologies would require us to re-validate our tests, which would be costly and time-consuming. Also, we may be unaware of pending patent applications that relate to our tests. Parties making infringement claims on future issued patents may be able to obtain an injunction that could prevent us from selling our tests or using technology that contains the allegedly infringing intellectual property, which could harm our business.

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

Our principal competition comes from existing diagnostic methods used by pathologists and oncologists. These methods have been used for many years and are therefore difficult to change or supplement. In addition, companies offering capital equipment and kits or reagents to local pathology laboratories represent another source of potential competition. These kits are used directly by the pathologist, which facilitates adoption more readily than tests like ours that are performed outside the pathology laboratory. In addition, few diagnostic methods are as expensive as our Oncotype DX tests.

We also face competition from many public and private companies that offer products or have conducted research to profile genes, gene expression or protein expression in breast cancer, such as Celera Corporation, Clarient Incorporated, Agendia B.V., bioTheranostics, Exagen Diagnostics, Qiagen, Hologic and University Genomics. Commercial laboratories with strong distribution networks for diagnostic tests, such as Genzyme Corporation, Quest Diagnostics Incorporated and Laboratory Corporation of America Holdings, may become competitors. Other potential competitors include companies that develop diagnostic tests such as Siemens AG, Roche Diagnostics, a division of F. Hoffmann-La Roche Ltd, and Veridex LLC, a Johnson & Johnson company, as well as other companies and academic and research institutions. Our competitors may invent and commercialize technology platforms that compete with ours. In December 2005, the federal government allocated a significant amount of funding to The Cancer Genome Atlas, a project aimed at developing a comprehensive catalog of the genetic mutations and other genomic changes that occur in cancers and maintaining the information in a free public database. As more information regarding cancer genomics becomes available to the public, we anticipate that more products aimed at identifying targeted treatment options will be developed and these products may compete with ours. In addition, competitors may develop their own versions of our tests in countries where we did not apply for patents or where our patents have not issued and compete with us in those countries, including encouraging the use of their test by physicians or patients in other countries.

We have changed the list price of our breast cancer test in the past and we may change prices for our tests in the future. Any increase or decrease in pricing could impact reimbursement of and demand for our tests. Many of our present and potential competitors have widespread brand recognition and substantially greater financial and technical resources and development, production and marketing capabilities than we do. Others may develop lower-priced, less complex tests that could be viewed by physicians and payors as functionally equivalent to our tests, which could force us to lower the list prices of our tests and impact our operating margins and our ability to achieve profitability. Some competitors have developed tests cleared for marketing by FDA. There may be a marketing differentiation or perception that an FDA-cleared test is more desirable than Oncotype DX tests, and that may discourage adoption and reimbursement of our tests. If we are unable to compete successfully against current or future competitors, we may be unable to increase market acceptance for and sales of our tests, which could prevent us from increasing or sustaining our revenues or achieving or sustaining profitability and could cause the market price of our common stock to decline.

Our research and development efforts will be hindered if we are not able to contract with third parties for access to archival tissue samples.

Under standard clinical practice in the U.S., tumor biopsies removed from patients are chemically preserved and embedded in paraffin wax and stored. Our clinical development relies on our ability to secure access to these archived tumor biopsy samples, as well as information pertaining to their associated clinical outcomes. Others have demonstrated their ability to study archival samples and often compete with us for access. Additionally, the process of negotiating access to archived samples is lengthy since it typically involves numerous parties and approval levels to resolve complex issues such as usage rights, institutional review board approval, privacy rights, publication rights, intellectual property ownership and research parameters. If we are not able to negotiate access to archival tumor tissue samples with hospitals and clinical partners, or if other laboratories or our competitors secure access to these samples before us, our ability to research, develop and commercialize future products will be limited or delayed.

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

From time to time we expect to engage in discussions with potential clinical collaborators which may or may not lead to collaborations. However, we cannot guarantee that any discussions will result in clinical collaborations or that any clinical studies which may result will be enrolled or completed in a reasonable time frame or with successful outcomes. Once news of discussions regarding possible collaborations are known in the medical community, regardless of whether the news is accurate, failure to announce a collaboration agreement or the entity’s announcement of a collaboration with an entity other than us could result in adverse speculation about us, our product or our technology, resulting in harm to our reputation and our business.

The loss of key members of our senior management team or our inability to retain highly skilled scientists, clinicians and salespeople could adversely affect our business.

Our success depends largely on the skills, experience and performance of key members of our executive management team and others in key management positions. The efforts of each of these persons together will be critical to us as we continue to develop our technologies and testing processes and as we transition to a company with more than one commercialized product. If we were to lose one or more of these key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategies.

Our research and development programs and commercial laboratory operations depend on our ability to attract and retain highly skilled scientists and technicians, including geneticists, licensed laboratory technicians, chemists, biostatisticians and engineers. We may not be able to attract or retain qualified scientists and technicians in the future due to the competition for qualified personnel among life science businesses, particularly in the San Francisco Bay Area. We also face competition from universities and public and private research institutions in recruiting and retaining highly qualified scientific personnel. In addition, our success depends on our ability to attract and retain salespeople with extensive experience in oncology and close relationships with medical oncologists, surgeons, pathologists and other hospital personnel. We may have difficulties locating, recruiting or retaining qualified salespeople, which could cause a delay or decline in the rate of adoption of our products. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that could adversely affect our ability to support our research and development and sales programs. All of our employees are at-will employees, which means that either we or the employee may terminate their employment at any time.

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

We rely solely on Applied Biosystems, a division of Life Technologies Corporation, to supply some of the laboratory equipment on which we perform our tests. We periodically forecast our needs for laboratory equipment and enter into standard purchase orders with Applied Biosystems based on these forecasts. We believe that there are relatively few equipment manufacturers other than Applied Biosystems that are currently capable of supplying the equipment necessary for our Oncotype DX platform. Even if we were to identify other suppliers, there can be no assurance that we will be able to enter into agreements with such suppliers on a timely basis on acceptable terms, if at all. If we should encounter delays or difficulties in securing from Applied Biosystems the quality and quantity of equipment we require for our tests, we may need to reconfigure our test processes, which would result in delays in commercialization or an interruption in sales. If any of these events occur, our business and operating results could be harmed. Additionally, if Applied Biosystems deems us to have become uncreditworthy, it has the right to require alternative payment terms from us, including payment in advance. We are also required to indemnify Applied Biosystems against any damages caused by any legal action or proceeding brought by a third party against Applied Biosystems for damages caused by our failure to obtain required approval with any regulatory agency.

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

We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.

Future growth will impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. In addition, rapid and significant growth may place strain on our administrative and operational infrastructure, including customer service and our clinical reference laboratory. Our ability to manage our operations and growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy.

If we were sued for product liability or professional liability, we could face substantial liabilities that exceed our resources.

The marketing, sale and use of our tests could lead to the filing of product liability claims if someone were to allege that our tests failed to perform as it was designed. We may also be subject to liability for errors in the test results we provide to physicians or for a misunderstanding of, or inappropriate reliance upon, the information we provide. For example, physicians sometimes order our Oncotype DX breast cancer test for patients who do not have the same specific clinical attributes indicated on the report form as those for which the test provides clinical experience information from validation studies. It is our practice to offer medical consultation to physicians ordering our test for such patients, including ER-breast cancer patients. A product liability or professional liability claim could result in substantial damages and be costly and time consuming for us to defend. Although we believe that our existing product and professional liability insurance is adequate, we cannot assure you that our insurance would fully protect us from the financial impact of defending against product liability or professional liability claims. Any product liability or professional liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any product liability lawsuit could cause injury to our reputation, result in the recall of our products, or cause current clinical partners to terminate existing agreements and potential clinical partners to seek other partners, any of which could impact our results of operations.

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

International expansion of our business exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the U.S.

Our business strategy incorporates international expansion, including establishing direct sales and physician outreach and education capabilities outside of the U.S. and expanding our relationship with distributors. In February 2009, we established a subsidiary in Switzerland and we may establish operations in other countries in the future. Doing business internationally involves a number of risks, including:

•	multiple, conflicting and changing laws and regulations such as tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;

•	failure by us or our distributors to obtain regulatory approvals for the use of our tests in various countries;

•	difficulties in staffing and managing foreign operations;

•	complexities associated with managing multiple payor reimbursement regimes or self-pay systems;

•	logistics and regulations associated with shipping tissue samples, including infrastructure conditions and transportation delays;

•	limits in our ability to penetrate international markets if we are not able to process tests locally;

•	financial risks, such as longer payment cycles, difficulty collecting accounts receivable and exposure to foreign currency exchange rate fluctuations;

•	political and economic instability, including wars, terrorism, and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and

•	regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ activities that may fall within the purview of the Foreign Corrupt Practice Act, its books and records provisions or its anti-bribery provisions.

Any of these factors could significantly harm our future international expansion and operations and, consequently, our revenues and results of operations.

Our dependence on distributors for foreign sales of our Oncotype DX tests could limit or prevent us from selling our test in foreign markets and from realizing long-term international revenue growth.

As of December 31, 2009, we had exclusive distribution agreements for our Oncotype DX breast cancer test in 12 countries outside of the U.S., and we may enter into other similar arrangements in other countries in the future. We intend to grow our business internationally, and to do so we may need to attract additional distributors to expand the territories in which we sell our test. Distributors may not commit the necessary resources to market and sell our test to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to locate distributors in particular geographic areas, we may not realize long-term international revenue growth. Regulatory requirements, costs of doing business outside of the U.S. and the reimbursement process in foreign markets may also impact our revenues from international sales or impact our ability to increase international sales in the future.

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

To finance any acquisitions, we may choose to issue shares of our common stock as consideration, which would dilute the ownership of our stockholders. If the price of our common stock is low or volatile, we may not be able to acquire other companies for stock. The market price of our common stock has been particularly volatile during the recent period of upheaval in the capital markets and world economy, and may continue to be volatile in the future. Alternatively, it may be necessary for us to raise additional funds for acquisitions through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all.

Our marketable securities are subject to risks that could adversely affect our overall financial position.

We invest our cash in accordance with an established internal policy in instruments which historically have been highly liquid and carried relatively low risk. However, with recent credit market conditions, similar types of investments have experienced losses in value or liquidity issues which differ from historical patterns. Should a portion of our marketable securities lose value or have their liquidity impaired, it could adversely affect our overall financial position by imperiling our ability to fund our operations and forcing us to seek additional financing sooner than we would otherwise. Such financing, if available, may not be available on commercially attractive terms.

Our inability to raise additional capital on acceptable terms in the future may limit our ability to develop and commercialize new tests and technologies and expand our operations.

We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, commercial operations and research and development activities. Specifically, we may need to raise capital to, among other things:

•	sustain commercialization of our Oncotype DX tests and enhancements to those tests;

•	fund commercialization of any future tests we may develop;

•	increase our selling and marketing efforts to drive market adoption and address competitive developments;

•	further expand our clinical laboratory operations;

•	expand our technologies into other areas of cancer;

•	expand our research and development activities;

•	acquire or license technologies; and

•	finance capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

•	the level of research and development investment required to maintain and improve our technology position;

•	costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	our need or decision to acquire or license complementary technologies or acquire complementary businesses;

•	changes in product development plans needed to address any difficulties in commercialization;

•	changes in the regulatory environment, including any decision by FDA to regulate our activities;

•	competing technological and market developments;

•	the rate of progress in establishing reimbursement arrangements with third-party payors; and

•	changes in regulatory policies or laws that affect our operations.

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

We are subject to increasingly complex taxation rules and practices, which may affect how we conduct our business and our results of operations.

As our business grows, we are required to comply with increasingly complex taxation rules and practices. We are subject to tax in multiple U.S. tax jurisdictions and foreign tax jurisdictions as we expand internationally. The development of our tax strategies will require additional expertise and may impact how we conduct our business. Our future effective tax rates could be unfavorably affected by changes in, or interpretations of, tax rules and regulations in the jurisdictions in which we do business, by lapses of the availability of the U.S. research and development tax credit or by changes in the valuation of our deferred tax assets and liabilities. In addition, we are subject to the examination of our tax returns by federal, state and foreign tax authorities, which could focus on our intercompany transfer pricing methodology as well as other matters. If our tax strategies are ineffective or we are not in compliance with domestic and international tax laws, our financial position, operating results and cash flows could be adversely affected.

ITEM 1B.	Unresolved Staff Comments.

None.

ITEM 2.	Properties.

At December 31, 2009, we occupied approximately 96,000 square feet of laboratory and office space in Redwood City, California under operating leases that expire in February 2012, with options for us to extend the term of each lease for an additional five years. In October 2009, we entered into an operating lease agreement for an additional 30,500 square feet of office space that commences in April 2010 and expires in March 2018, with an option for us to extend the term of the lease for an additional five years. We believe that these facilities are adequate to meet our business requirements for the near term and that additional space, when needed, will be available on commercially reasonable terms.

ITEM 3.	Legal Proceedings.

We were not a party to any legal proceedings, other than immaterial proceedings in the ordinary course of our business, at December 31, 2009, or at the date of this report.

ITEM 4.	(Removed and Reserved).

Executive Officers of the Registrant

The names of our executive officers and their ages as of March 1, 2010, are as follows:

Name	Age	Position

Randal W. Scott, Ph.D.	52	Executive Chairman of the Board
Kimberly J. Popovits	51	President and Chief Executive Officer and Director
G. Bradley Cole	54	Chief Operating Officer and Chief Financial Officer; Secretary
Steven Shak, M.D.	59	Chief Medical Officer
Joffre B. Baker, Ph.D.	62	Chief Scientific Officer

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

G. Bradley Cole has served as our Chief Operating Officer and Chief Financial Officer since January 2009, Executive Vice President, Operations from January 2008 until December 2008, Executive Vice President and Chief Financial Officer from July 2004 until December 2008 and Secretary since February 2005. From December 1997 to May 2004, he served in various roles at Guidant Corporation, a medical device company, most recently serving as Vice President, Finance and Business Development for the Endovascular Solutions Group from January 2001 until

May 2004. From July 1994 to December 1997, Mr. Cole was Vice President, Finance and Chief Financial Officer of Endovascular Technologies, Inc., a medical device company that was acquired by Guidant Corporation. From December 1988 to February 1994, he served as Vice President, Finance and Chief Financial Officer of Applied Biosystems Incorporated, a life sciences systems company. Mr. Cole holds a B.S. in Business from Biola University and an M.B.A. from San Jose State University.

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

Joffre B. Baker, Ph.D., has served as our Chief Scientific Officer since December 2000. From March 1997 to October 2000, Dr. Baker served as Vice President for Research Discovery at Genentech. From March 1993 to October 2000, Dr. Baker oversaw Research Discovery at Genentech, which included the departments of Cardiovascular Research, Oncology, Immunology, Endocrinology, and Pathology. From July 1991 to October 1993, he served as Genentech’s Director of Cardiovascular Research. Prior to joining Genentech, Dr. Baker was a member of the faculty of the Department of Biochemistry at the University of Kansas. He holds a B.S. in Biology and Chemistry from the University of California, San Diego and a Ph.D. in Biochemistry from the University of Hawaii.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock, par value $0.0001, is traded on the NASDAQ Global Market under the symbol “GHDX.” The following table sets forth the range of high and low sales prices for our common stock for the periods indicated:

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Stock price — high	$25.16	$27.22	$22.00	$21.73
Stock price — low	$18.63	$16.25	$15.81	$18.29

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Stock price — high	$27.02	$22.42	$25.50	$22.91
Stock price — low	$16.45	$16.58	$18.86	$16.00

According to the records of our transfer agent, we had 91 stockholders of record as of February 26, 2010.

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

Set forth below is a line graph showing the cumulative total stockholder return (change in stock price plus reinvested dividends) assuming the investment of $100 on September 29, 2005 (the day of our initial public offering) in each of our common stock, the NASDAQ Market Index and the NASDAQ Biotechnology Index for the period commencing on September 29, 2005 and ending on December 31, 2009. The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG GENOMIC HEALTH, INC.,
NASDAQ MARKET INDEX AND PEER GROUP INDEX

	September 29,	December 31,	December 31,	December 31,	December 31,	December 31,
	2005	2005	2006	2007	2008	2009
Genomic Health, Inc.	$100.00	$78.87	$161.04	$196.02	$168.66	$169.35
NASDAQ Market Index	$100.00	$102.82	$113.41	$125.37	$75.19	$109.26
NASDAQ Biotechnology Index	$100.00	$104.08	$104.72	$107.25	$99.86	$109.86

ITEM 6.	Selected Financial Data.

The following selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. The selected consolidated balance sheets data at December 31, 2009 and 2008 and the selected consolidated statements of operations data for each year ended December 31, 2009, 2008 and 2007 have been derived from our audited consolidated financial statements that are included elsewhere in this report. The selected consolidated balance sheets data at December 31, 2007, 2006 and 2005 and the selected consolidated statements of operations data for each year ended December 31, 2006 and 2005 have been derived from our audited consolidated financial statements not included in this report. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2009	2008	2007	2006	2005
		(In thousands, except share and per share data)

Consolidated Statements of Operations Data:
Revenues:
Product revenues	$146,581	$108,658	$62,745	$27,006	$4,823
Contract revenues	2,967	1,921	1,282	2,168	379

Total revenues	149,548	110,579	64,027	29,174	5,202
Operating expenses(1):
Cost of product revenues	32,562	27,185	17,331	9,908	6,249
Research and development	35,691	28,624	22,053	12,841	9,465
Selling and marketing	61,132	46,668	36,456	24,625	15,348
General and administrative	29,564	25,617	17,849	12,765	6,485

Total operating expenses	158,949	128,094	93,689	60,139	37,547

Loss from operations	(9,401)	(17,515)	(29,662)	(30,965)	(32,345)
Interest and other income, net	550	1,365	2,370	2,045	984

Loss before income taxes	(8,851)	(16,150)	(27,292)	(28,920)	(31,361)
Income tax expense (benefit)	560	(61)	—	—	—

Net loss	$(9,411)	$(16,089)	$(27,292)	$(28,920)	$(31,361)

Basic and diluted net loss per share	$(0.33)	$(0.57)	$(1.02)	$(1.18)	$(4.15)

Weighted-average shares used in computing basic and diluted net loss per share	28,563,412	28,297,705	26,759,798	24,508,845	7,557,106

(1)	Includes non-cash charges for employee stock-based compensation expense as follows:

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Cost of product revenues	$364	$491	$375	$167	$53
Research and development	3,098	2,913	1,882	821	323
Selling and marketing	3,171	2,622	1,876	779	274
General and administrative	3,522	3,112	2,152	1,137	426

Total	$10,155	$9,138	$6,285	$2,904	$1,076

On January 1, 2006, we adopted the fair value recognition provisions of the Financial Accounting Standards Board’s Accounting Standard Codification Topic 718, Stock Compensation (formerly Statement of Financial Accounting Standard No. 123R, Share-based Payment), using the modified prospective method. Prior to 2006, stock-based compensation was recognized in accordance with Accounting Principles Board Opinion No. 25.

	At December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$57,448	$56,670	$68,360	$44,215	$69,527
Working capital	55,541	52,693	63,948	37,516	65,801
Total assets	88,107	86,689	87,929	58,024	75,799
Notes payable, current portion	225	1,814	2,687	2,547	1,052
Notes payable, long-term portion	—	225	2,039	4,726	2,621
Accumulated deficit	(177,895)	(168,484)	(152,395)	(125,103)	(96,183)
Total stockholders’ equity	68,509	66,175	71,166	41,829	67,517

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included in Item 8 of this report. Historical results are not necessarily indicative of future results.

Business Overview

We are a life science company focused on the development and commercialization of genomic-based clinical diagnostic tests for cancer that allow physicians and patients to make individualized treatment decisions. Our Oncotype DX platform utilizes quantitative genomic analysis in standard tumor pathology specimens to provide tumor-specific information, or the “oncotype” of a tumor, In January 2004, we launched our first Oncotype DX test, which is used to predict the likelihood of cancer recurrence and the likelihood of chemotherapy benefit in early stage breast cancer patients. Effective July 1, 2009, we increased the list price of our Oncotype DX breast cancer test from $3,820 to $3,975. In January 2010, we launched our second Oncotype DX test, which is used to predict the likelihood of cancer recurrence in stage II colon cancer patients. The list price for our Oncotype DX colon cancer test is $3,200. Substantially all of our historical revenues have been derived from the sale of Oncotype DX breast cancer tests ordered by physicians in the U.S.

All of our tests are conducted at our clinical reference laboratory in Redwood City, California. Our current clinical reference laboratory processing capacity is approximately 17,000 tests per calendar quarter. As test processing for our Oncotype DX breast and colon cancer tests is essentially the same, except that the tests use different RNA extraction methods, we believe that we currently have sufficient capacity to process both of our tests.

Oncotype DX Breast Cancer Test

For the year ended December 31, 2009, more than 49,030 Oncotype DX breast cancer test reports were delivered for use in treatment planning, compared to more than 39,640 and more than 24,450 test reports delivered for the years ended December 31, 2008 and 2007, respectively. As of December 31, 2009, more than 135,000 breast cancer tests had been delivered for use in treatment planning. We believe increased demand resulted from our ongoing commercial efforts, continued publication of peer-reviewed articles on studies we sponsored, conducted or collaborated on that support the use and reimbursement of test, clinical presentations at major symposia, and the inclusion of our breast cancer test in clinical practice guidelines. However, this increased demand is not necessarily indicative of future growth rates, and we cannot assure you that this level of increased demand can be sustained or that publication of articles, future appearances or presentations at medical conferences or increased commercial efforts will have a similar impact on demand for our breast cancer test in the future. We have in the past, and may in the future, experience slower sequential growth in demand for our test in the second and third calendar quarters, which we believe may be attributed to physicians, surgeons and patients scheduling vacations during this time.

We depend upon third-party payors to provide reimbursement for our test. Accordingly, we have focused substantial resources on obtaining reimbursement coverage from third-party payors. Several large national third-

party payors, a number of regional payors, and the local Medicare carrier for California with jurisdiction for claims submitted by us for Medicare patients, have issued positive coverage determinations for our Oncotype DX breast cancer test for patients with node negative, or N-, estrogen receptor positive, or ER+, disease through contracts, agreements or policy decisions.

Beginning in the second half of 2008 and continuing through 2009, we experienced an increase in usage of our Oncotype DX breast cancer test for node positive, or N+, patients. While some payors provide policy coverage for the use of our test in patients with lymph node micro-metastasis (greater than 0.2 mm, but not greater than 2.0 mm in size), a substantial portion of our existing reimbursement coverage has been limited to women with early stage N-, ER+ breast cancer. Effective June 28, 2009, the local carrier with jurisdiction for claims submitted for us by Medicare extended its coverage for breast cancer test to include ER+ patients with N+ disease (up to three positive lymph nodes). However, we may not be able to obtain additional reimbursement coverage from other payors for our test for breast cancer patients with N+, ER+ disease.

In September 2009, we began accepting all appropriate breast cancer tumor samples, regardless of immunohistochemistry, or IHC, ER status, to facilitate assessment of uncertain ER status by either IHC or reverse transcription polymerase chain reaction, or RT-PCR, testing. An Oncotype DX breast cancer Recurrence Score is generated if the ER status is positive by IHC or positive by RT-PCR, even if the sample was negative by IHC when submitted. In these cases, the tests will be billed to the third-party insurer or to the patient. If the sample is ER negative by both IHC and RT-PCR, neither the third-party payor nor the patient will be billed. The processing of tests that we do not bill payors or patients for will increase our expenses.

In January 2010, we hired an additional 8 U.S. sales representatives, increasing our domestic sales force to a total of 88 sales representatives. We have also continued to expand internationally. As of December 31, 2009, we had received test samples from more than 50 countries and established exclusive distribution agreements for our Oncotype DX breast cancer test with partners in 12 countries outside of the U.S. We established a European subsidiary in February 2009 and have lead executives with assignments in the Americas, Europe, and Asia to support our international efforts. We have completed or initiated multiple international clinical studies intended to support the adoption of our breast cancer test outside of the U.S. While we plan to use essentially the same business model as we use in the U.S., there are significant differences between countries that need to be considered. For example, different countries may have a public healthcare system, a combination of public and private healthcare system or a cash-based payment system. We may decide to work directly on our own in certain countries while continuing to utilize distribution agreements in other countries. Although we have continued to expand our sales, marketing and reimbursement efforts outside the U.S., we do not expect international product revenues to comprise more than 10% of our total revenues for at least the next year or more.

Oncotype DX Colon Cancer Test

At the May 2009 American Society of Clinical Oncology, or ASCO, meeting, we announced positive results from our independent clinical validation study in stage II colon cancer for our Oncotype DX colon cancer test. The study demonstrated that our test can independently predict the individual recurrence risk in stage II colon cancer patients following surgery, and indicated that the colon cancer Recurrence Score provided additional independent clinical value beyond standard measures of risk. Based upon these study results, we proceeded with commercialization activities in 2009 and launched our colon cancer test in January 2010.

We expect to focus substantial resources on obtaining adoption of our Oncotype DX colon cancer test. We believe the key factors that will drive adoption of this test include our continued publication of peer-reviewed articles on studies we sponsored, conducted or collaborated on that support the use and reimbursement of our test, clinical presentations at major symposia and our ongoing commercial efforts. We are working with public and private payors and health plans to secure coverage for our colon cancer test based upon clinical evidence showing the utility of the test. We may need to hire additional scientific, technical and other personnel to support this process.

We have not obtained reimbursement coverage from third-party payors for our Oncotype DX colon cancer test. As a new test, our colon cancer test may be considered investigational by payors and therefore may not be covered under their reimbursement policies. Consequently, we intend to pursue case-by-case reimbursement and expect that the test will continue to be reviewed on this basis until policy decisions have been made by individual payors. We believe it may take several years to achieve reimbursement with a majority of third-party payors. However, we cannot predict whether, or under what circumstances, payors will reimburse for our test. Based upon our experience in obtaining adoption and reimbursement for our Oncotype DX breast cancer test, we do not expect product revenues from our colon cancer test to comprise more than 10% of our total revenues for at least the next year or more.

Product Pipeline

We are investigating the utility of Oncotype DX in patients with ductal carcinoma in situ, or DCIS, which generally refers to a pre-invasive tumor with reduced risk of recurrence. We plan to evaluate the use of the Oncotype DX 21-gene breast cancer panel and also seek to identify other genes that may be used for treatment planning in DCIS. We plan to continue conducting early development tests to evaluate our colon cancer test for treatment planning in stage III disease, and we are also conducting studies to investigate our colon cancer test’s ability to predict chemotherapy benefit in stage II and stage III colon cancer patients treated with oxaliplatin.

In 2009, we initiated our first prostate gene identification study. We also completed our first renal gene identification study under our collaboration agreement with Pfizer Inc. for the development of a genomic test to estimate the risk of recurrence following surgery for patients with stage I-III renal carcinoma, clear cell type, that has not spread to other parts of the body.

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

As of the date of this report, we have not experienced a loss of principal on any of our investments, and we expect that we will continue to be able to access or liquidate these investments as needed to support our business activities. From time to time, we monitor the financial position of our significant third-party payors, which include Medicare and managed care companies. As of the date of this report, we do not expect the current economic environment to have a material negative impact on our ability to collect payments from third-party payors in the foreseeable future. The economic slowdown could negatively impact the volume of tests we deliver if patients lose healthcare coverage, delay medical checkups or are unable to pay for our test. We intend to continue to assess the impact of the economic environment on our business activities. If the economic climate in the U.S. does not improve or continues to deteriorate, our cash position, cash collection activities and volume of tests delivered could be negatively impacted and we could experience lower revenues.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from those estimates under different assumptions or conditions.

We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements.

Revenue Recognition

We determine whether revenue is recognized on an accrual basis when test results are delivered or on a cash basis when cash is received from the payor. Our revenues for tests performed are recognized when the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. We assess whether the fee is fixed or determinable based on the nature of the fee charged for the products or services delivered and existing contractual agreements. When evaluating collectibility, we consider whether we have sufficient history to reliably estimate a payor’s individual payment patterns. Based upon at least several months of payment history, we review the number of tests paid against the number of tests billed and the payor’s outstanding balance for unpaid tests to determine whether payments are being made at a consistently high percentage of tests billed and at appropriate amounts given the contracted payment amount. To the extent all criteria set forth above are not met, including where there is no evidence of payment history at the time test results are delivered, product revenues are recognized on a cash basis when cash is received from the payor.

As of December 31, 2009, we had distributor agreements in 12 countries outside of the U.S. The distributor provides us with certain marketing and administrative services within its territory. As a condition of these agreements, the distributor pays us an agreed upon fee per test and we process the tests. The same revenue recognition criteria described above generally apply to tests received through international distributors. Product revenues for tests performed are recognized on an accrual basis when the following revenue recognition criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. To the extent all criteria set forth above are not met when test results are delivered, product revenues are generally recognized when cash is received from the distributor.

From time to time, we receive requests for refunds of payments, generally due to overpayments made by third-party payors. Upon becoming aware of a refund request, we establish an accrued liability for tests covered by the refund request until such time as we determine whether or not a refund is due. If we determine that a refund is due, we credit cash and reduce the accrued liability. Accrued refunds were $757,000 and $1.4 million at December 31, 2009 and 2008, respectively.

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

Allowance for Doubtful Accounts

We accrue an allowance for doubtful accounts against our accounts receivable based on estimates consistent with historical payment experience. Our allowance for doubtful accounts is evaluated quarterly and adjusted when trends or significant events indicate that a change in estimate is appropriate. As of December 31, 2009 and 2008, our allowance for doubtful accounts was $545,000 and $881,000, respectively. The year over year decrease in our allowance for doubtful accounts reflected the impact of writedowns and improved collections on outstanding accounts receivable.

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

All potential future product programs outside of breast and colon cancer are in the research or early development phase. Although we have estimated the time frame in which some of these products may be brought to market, the timing is uncertain given the technical challenges and clinical variables that exist between different types of cancers. In 2008, we began maintaining information regarding costs incurred for activities performed under certain contracts with biopharmaceutical and pharmaceutical companies. However, we do not generally record or maintain information regarding costs incurred in research and development on a program-specific basis. Our research and development staff and associated infrastructure resources are deployed across several programs. Many of our costs are thus not attributable to individual programs. As a result, we are unable to determine the duration and completion costs of our research and development programs or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product.

Stock-based Compensation Expense

Our employee stock-based compensation is estimated at the date of grant based on the fair value of the award using the Black-Scholes option valuation model and is recognized as expense ratably over the requisite service period. The application of option valuation models requires significant judgment and the use of estimates, particularly surrounding assumptions used in determining fair value. The Black-Scholes option valuation model requires the use of estimates such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value stock-based compensation. Prior to January 2008, our assumptions regarding expected volatility were based primarily on comparable peer data because our common stock had been publicly traded for less than two years. As of January 2008, our assumptions regarding expected volatility are based on the historical volatility of our common stock. The expected life of options is estimated based on historical option exercise data and assumptions related to unsettled options. Expected option forfeiture rates are based on historical data, and compensation expense is adjusted for actual results.

We review our valuation assumptions on an ongoing basis, and, as a result, our valuation assumptions used to value employee stock-based awards granted in future periods may change. See Note 10, “Stock-Based Compensation,” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for more information.

Deferred Tax Assets

We are required to reduce our deferred tax assets by a valuation allowance if it is more likely than not that some or all of our deferred tax assets will not be realized. We must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of our valuation allowance, if any, we assess the likelihood that we will be able to recover our deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of recent cumulative losses, we determined that, based on all available evidence, there was substantial uncertainty as to our ability to realize recorded net deferred taxes in future periods. Accordingly, we recorded a valuation allowance against all of our net deferred tax assets for the years ended December 31, 2009 and 2008, respectively.

Results of Operations

Comparison of Years Ended December 31, 2009, 2008 and 2007

We recorded a net loss for the years ended December 31, 2009, 2008 and 2007 of $9.4 million, $16.1 million and $27.3 million, respectively. On a basic and diluted per share basis, net loss was $0.33, $0.57 and $1.02 for the years ended December 31, 2009, 2008 and 2007, respectively. We may incur net losses in future periods due to future spending, and we do not expect to achieve sustained profitability for at least the next year or more.

Revenues

We derive our revenues primarily from product sales and, to a lesser extent, from contract research arrangements. We operate in one industry segment. As of December 31, 2009, all of our product revenues have been derived solely from the sale of our Oncotype DX breast cancer test. Payors are billed upon generation and delivery of a Recurrence Score report to the physician. Product revenues are recorded on a cash basis unless a contract or arrangement to pay is in place with the payor at the time of billing and collectibility is reasonably assured. Contract revenues are derived from studies conducted with biopharmaceutical and pharmaceutical companies and are recorded as contractual obligations are completed.

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Product revenues	$146,581	$108,658	$62,745
Contract revenues	2,967	1,921	1,282

Total revenues	$149,548	$110,579	$64,027

Year over year dollar increase in product revenues	$37,923	$45,913
Year over year percentage increase in product revenues	35%	73%

The year over year increases in product revenues resulted from increased adoption, as evidenced by a 24% increase in test volume for 2009 compared to 2008 and a 62% increase in test volume for 2008 compared to 2007. We also experienced expanded reimbursement coverage and an increase in the amount of revenue recognized per test. Product revenues for the year ended December 31, 2009 were affected by delayed receipt of approximately $2.5 million in payments from two third-party payors. The delays resulted from interruptions in payments due to contract and documentation requirements, which have since been resolved. These payments are expected to be recognized as product revenue when received. The timing of recognition of revenue related to these and other third-party payments may cause fluctuations in product revenues from period to period.

Approximately $75.3 million, or 51%, of product revenues for the year ended December 31, 2009, were recorded on an accrual basis and recognized at the time the test results were delivered, compared to $55.1 million, or 51%, and $23.0 million, or 37%, of product revenues for the years ended December 31, 2008 and 2007, respectively. For all periods, the balance of product revenues was recognized upon cash collection as payments were received.

Product revenues on behalf of Medicare patients for the year ended December 31, 2009 were $28.8 million, or 20%, of product revenues, compared to $23.7 million, or 22%, and $14.3 million, or 23%, of product revenues for the years ended December 31, 2008 and 2007, respectively. Product revenues from United HealthCare Insurance Company for the year ended December 31, 2009 were $13.0 million, or 9%, of product revenues, compared to $9.8 million, or 9%, and $8.2 million, or 13%, of product revenues for the years ended December 31, 2008 and 2007, respectively. There were no other third-party payors with product revenues of 10% or more for those years.

Contract revenues were $3.0 million, $1.9 million and $1.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. Contract revenues represented studies assessing our gene expression technology or collaborative work in gene selection and protocol design with our pharmaceutical partners. The increase in contract revenues for 2009 compared to 2008 was due entirely to ongoing activities related to our collaboration with Pfizer Inc. The increase in contract revenues for 2008 compared to 2007 included the recognition of $1.4 million in 2008 related to the completion of a contract. We expect that our contract revenues will continue to fluctuate based on the number and timing of studies being conducted.

Cost of Product Revenues

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Tissue sample processing costs	$22,209	$18,998	$12,071
Employee stock-based compensation	364	491	375

Total tissue sample processing costs	22,573	19,489	12,446
License fees	9,989	7,696	4,885

Total cost of product revenues	$32,562	$27,185	$17,331

Year over year dollar increase	$5,377	$9,854
Year over year percentage increase	20%	57%

Cost of product revenues represents the cost of materials, direct labor, equipment and infrastructure expenses associated with processing tissue samples (including histopathology, anatomical pathology, paraffin extraction, RT-PCR, quality control analyses and shipping charges to transport tissue samples) and license fees. Infrastructure expenses include allocated facility occupancy and information technology costs. Costs associated with performing our test are recorded as tests are processed. Costs recorded for tissue sample processing represent the cost of all the tests processed during the period regardless of whether revenue was recognized with respect to that test. Royalties for licensed technology calculated as a percentage of product revenues and fixed annual payments relating to the launch and commercialization of Oncotype DX tests are recorded as license fees in cost of product revenues at the time product revenues are recognized or in accordance with other contractual obligations. License fees represent a significant component of our cost of product revenues and are expected to remain so for the foreseeable future.

Test volume increased 24% in 2009 compared to 2008, and 62% in 2008 compared to 2007, driving the $3.1 million, or 16%, and $7.0 million, or 57%, year over year increases in tissue sample processing costs. License fees increased $2.3 million, or 30%, in 2009 compared to 2008 and $2.8 million, or 58%, in 2008 compared to 2007. While license fees are generally calculated as a percentage of product revenues, the percentage increase in license fees does not correlate exactly to the percentage increase in product revenues because certain agreements contain provisions for fixed annual payments and other agreements have tiered rates and payments that may be subject to annual minimum or maximum amounts. We expect the cost of product revenues to increase in future periods to the extent we process more tests, including our Oncotype DX colon cancer test launched in January 2010.

Research and Development Expenses

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Personnel-related expenses	$18,413	$16,534	$11,487
Employee stock-based compensation	3,098	2,913	1,882
Collaboration expenses	2,134	1,433	1,320
Reagents and laboratory supplies	3,034	1,972	1,709
Infrastructure and all other costs	9,012	5,772	5,655

Total research and development expenses	$35,691	$28,624	$22,053

Year over year dollar increase	$7,067	$6,571
Year over year percentage increase	25%	30%

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

The $7.1 million increase in research and development expenses for 2009 compared to 2008 included a $2.5 million increase in allocated information technology salaries and benefits and other costs related to the development of our colon cancer test, a $1.9 million increase in personnel-related expenses, a $1.1 million increase in reagents and laboratory supplies, a $701,000 increase in collaborations expense due primarily to gene discovery work and a $740,000 increase in infrastructure and other costs. The $1.9 million increase in personnel-related expenses included $1.6 million in salary increases and $266,000 in higher benefits and other expenses. The increases in reagents, laboratory supplies and collaboration expenses were primarily due to early development studies for renal, prostate, and small-cell lung cancer programs.

The $6.6 million increase in research and development expenses for 2008 compared to 2007 included a $5.0 million increase in personnel-related expenses, a $1.0 million increase in stock-based compensation and a $263,000 increase in costs incurred for reagents and laboratory supplies. The $5.0 million increase in personnel-related expenses was primarily due to higher salaries and benefits expenses related to an increase in headcount year over year. We expect that our research and development expenses will continue to increase in absolute dollars in future periods as we increase investment in our product pipeline for a variety of cancers, including cancers other than breast and colon.

Selling and Marketing Expenses

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Personnel-related expenses	$29,589	$21,208	$17,225
Employee stock-based compensation	3,171	2,622	1,876
Promotional and marketing materials	12,402	10,961	8,972
Travel, meetings and seminars	7,468	6,086	5,294
Infrastructure and all other costs	8,502	5,791	3,089

Total selling and marketing expenses	$61,132	$46,668	$36,456

Year over year dollar increase	$14,464	$10,212
Year over year percentage increase	31%	28%

Our selling and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses and infrastructure expenses, including allocated facility occupancy and information technology costs. These expenses include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding our genomic technologies, how our Oncotype DX tests are developed and validated and the value of the quantitative information that our tests provide. Selling and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation and dissemination of scientific and economic publications related to our Oncotype DX platform. Our sales force compensation includes annual salaries and eligibility for quarterly commissions based on the achievement of predetermined sales goals.

The $14.5 million increase in selling and marketing expenses for 2009 compared to 2008 was primarily due to an $8.4 million increase in personnel-related expenses, a $2.7 million increase in infrastructure and other expenses, a $1.5 million increase in promotional field expenses and marketing materials, a $1.4 million increase in travel-related expenses, and a $549,000 increase in stock-based compensation. These increases included costs related to the addition of 20 U.S. sales representatives in January 2009 and to our international expansion activities. Of the $8.4 million increase in personnel-related expenses, $6.3 million was attributable to increases in salaries, benefits and related expenses, $1.0 million was attributable to higher consulting expenses to support our international expansion and colon product launch, $866,000 was attributable to higher commissions and bonus payments, and $213,000 was attributable to increases in recruiting and relocation expenses.

The $10.2 million increase in selling and marketing expenses for 2008 compared to 2007 was primarily due to a $4.0 million increase in personnel-related expenses, reflecting our investment in our field sales and support organization, a $2.7 million increase in infrastructure and other expenses, including allocations for facilities expansion and improvements and medical affairs support for breast cancer product enhancements, a $2.0 million increase in promotional field expenses and marketing materials, a $792,000 increase in travel-related expenses, primarily associated with field sales personnel, and a $746,000 increase in stock-based compensation. Of the $4.0 million increase in personnel-related expenses, $3.3 million was attributable to increases in salaries, benefits and related expenses, $528,000 was attributable to higher commissions and bonus payments and $218,000 was attributable to higher contract labor and consulting expenses.

We expect selling and marketing expenses will continue to increase in absolute dollars in future periods due to our efforts to establish adoption of and reimbursement for our Oncotype DX colon cancer test, the increase in our sales force, and the expansion of our commercial efforts in international markets. In January 2010, we hired an additional 8 U.S. sales representatives, increasing our domestic sales force to a total of 88 sales representatives.

General and Administrative Expenses

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Personnel-related expenses	$10,001	$9,184	$6,053
Employee stock-based compensation	3,522	3,112	2,152
Professional fees and all other costs	16,041	13,321	9,644

Total general and administrative expenses	$29,564	$25,617	$17,849

Year over year dollar increase	$3,947	$7,768
Year over year percentage increase	15%	44%

Our general and administrative expenses consist primarily of personnel-related expenses and professional fees and other costs, including legal fees, advisory and auditing expenses, billing and collection costs, bad debt expense and other professional and administrative costs and related infrastructure expenses, including allocated facility occupancy and information technology costs.

The $3.9 million increase in general and administrative expenses for 2009 compared to 2008 included a $1.7 million increase in billing and collection fees related to increases in the number of tests processed and cash collections, an $817,000 increase in personnel-related expenses, due primarily to salary increases and benefits expenses, a $547,000 increase in professional fees, due primarily to legal fees related to regulatory and international matters, a $410,000 increase in stock-based compensation, a $213,000 increase in infrastructure expenses, a $176,000 increase in travel-related expenses and a $161,000 increase in bad debt expense.

The $7.8 million increase in general and administrative expenses for 2008 compared to 2007 included a $3.1 million increase in personnel-related expenses due primarily to an increase in headcount year over year, a $1.4 million increase in bad debt expense related to a change in our estimate of allowance for doubtful accounts and growth in our aged accounts receivable balances, a $1.1 million increase in billing and collections expense related to increases in the number of tests processed and cash collected, a $960,000 increase in stock-based compensation and a $768,000 increase in professional fees, due primarily to legal fees related to regulatory and other matters, and a $406,000 increase in infrastructure and other expenses.

We expect general and administrative expenses to increase in absolute dollars in future periods as we hire additional staff and incur other expenses to support the growth of our business and to the extent we spend more on fees for billing and collections as we process more tests.

Interest and Other Income

Interest and other income was $670,000 for the year ended December 31, 2009 compared to $1.8 million and $3.0 million for the years ended December 31, 2008 and 2007, respectively. The decrease in interest and other income for 2009 compared to 2008 reflected lower market yields on our investments in 2009. The decrease in interest and other income for 2008 compared to 2007 reflected decreased interest income due to lower average cash and short-term investment balances compared to the prior year, which reflected the investment of a portion of the proceeds from our May 2007 common stock offering, and lower market yields on our investments in 2008.

We expect our interest and other income may continue to decrease if the overall decline in the interest rate environment related to the current economic crisis continues.

Interest Expense

Interest expense was $120,000 for the year ended December 31, 2009 compared to $386,000 and $678,000 for the years ended December 31, 2008 and 2007, respectively. The year over year decreases were due to lower average balances on our equipment financing notes as we paid them down.

We expect our interest expense to decline as we continue to make payments on these notes, which are scheduled to be paid in full by November 2010. We do not anticipate using additional equipment financing as a funding source in the next twelve months.

Income Tax Expense (Benefit)

For the year ended December 31, 2009, we recorded income tax expense of approximately $560,000, which was principally comprised of California state income tax, federal alternative minimum tax and foreign taxes which were based on our estimated taxable income for the year ended December 31, 2009. For the year ended December 31, 2008, we recorded an income tax benefit of approximately $61,000. For the years ended December 31, 2008 and 2007, we did not record a provision for income taxes because we estimated and incurred a taxable loss for both years.

As a result of cumulative losses since inception and based on all available evidence, we continue to believe that there is substantial uncertainty as to whether we will recover recorded net deferred taxes in future periods. Accordingly, we continue to maintain a full valuation allowance on our net deferred tax assets for the years ended December 31, 2009 and 2008, respectively. We intend to maintain a full valuation allowance on our deferred tax assets until sufficient evidence exists to support the reversal of all or some portion of these allowances.

Liquidity and Capital Resources

As of December 31, 2009, we had an accumulated deficit of $177.9 million. We have not yet achieved profitability, we may incur net losses in the future, and we cannot provide assurance as to when, if ever, we will achieve or maintain profitability. We expect that our research and development, selling and marketing and general and administrative expenses will continue to increase and, as a result, we will need to generate significant product revenues to achieve profitability.

	2009	2008	2007
	(In thousands)

As of December 31:
Cash, cash equivalents and short-term investments	$57,448	$56,670	$68,360
Working capital	55,541	52,693	63,948
For the year ended December 31:
Cash provided by (used in):
Operating activities	4,826	(818)	(18,706)
Investing activities	(6,837)	(26,167)	(4,744)
Financing activities	(78)	(1,008)	47,688
Capital expenditures (included in investing activities above)	(3,744)	(10,057)	(4,881)

Sources of Liquidity

At December 31, 2009, we had cash, cash equivalents and short-term investments of $57.4 million compared to $56.7 million at December 31, 2008. The $778,000 increase was attributable to increased cash collections from sales of our tests and payments from collaborators, which were offset by investments in the growth of our business, including research and development, international expansion and activities related to our colon product launch in January 2010. In accordance with our investment policy, available cash is invested in short-term, low-risk, investment-grade debt instruments. Our cash and short-term investments are held in a variety of interest-bearing instruments including money market accounts, U.S Treasury securities, debt obligations of U.S. government-sponsored entities, high-grade corporate bonds and commercial paper. At December 31, 2009, our holdings of debt obligations of U.S. government-sponsored entities consisted entirely of debt securities issued by the Federal Home Loan Bank, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.

Historically we have financed our operations primarily through sales of our equity securities and cash received in payment for our tests. In May 2007, we completed a public offering of our common stock, resulting in net proceeds of $49.7 million. Purchases of equipment and leasehold improvements have been partially financed through capital equipment financing arrangements. At December 31, 2009 and December 31, 2008, we had notes payable under these equipment financing arrangements of $225,000 and $2.0 million, respectively. Our existing notes payable under these arrangements are scheduled to be paid in full by November 2010.

Cash Flows

We achieved positive net operating cash flow for the year ended December 31, 2009. Net cash provided by operating activities was $4.8 million, compared to net cash used in operating activities of $818,000 and $18.7 million for the years ended December 31, 2008 and 2007, respectively. Net cash provided by (used in) operating activities includes net loss adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the year ended December 31, 2009 reflected a net loss of $9.4 million, adjusted for $16.7 million of depreciation and stock-based compensation expense, and a $2.0 million increase in accrued compensation expense, partially offset by a $3.4 million increase in accounts receivable, prepaid assets and other assets and a $1.6 million decrease in deferred revenues. Net cash used in operating activities of $818,000 for the year ended December 31, 2008 reflected a net loss of $16.1 million, adjusted for $14.1 million of depreciation and stock-based compensation expense, and a $5.4 million increase in accounts receivable, prepaid assets and other assets, partially offset by a $3.2 million increase in accrued expenses and other liabilities, a $2.8 million increase in deferred revenue, which included $3.7 million in advance collaboration contract payments, and a $485,000 increase in accrued compensation expense. Net cash used in operating activities of $18.7 million for the year ended December 31, 2007 reflected a net loss of a $27.3 million, adjusted for $10.3 million of depreciation and stock-based compensation expense, and a $4.9 million increase in accounts receivable, prepaid expenses and other assets, partially offset by a $1.8 million increase in accrued compensation expense and a $1.7 million increase in accrued expenses and other liabilities.

Net cash used in investing activities was $6.8 million for the year ended December 31, 2009, compared to net cash used in investing activities of $26.2 million and $4.7 million for the years ended December 31, 2008 and 2007, respectively. Our investing activities have consisted predominantly of purchases and maturities of marketable securities and capital expenditures. Net cash used in investing activities for the year ended December 31, 2009 included $3.1 million in net purchases of marketable securities and $3.7 million of capital expenditures. Net cash used in investing activities of $26.2 million for the year ended December 31, 2008 included $16.1 million in net purchases of marketable securities as we invested a portion of the cash proceeds from our May 2007 public offering of common stock and $10.1 million of capital expenditures for facility expansion and improvements. Net cash used in investing activities of $4.7 million for the year ended December 31, 2007 was primarily due to capital expenditures for facility expansion and improvements.

Net cash used in financing activities was $78,000 for the year ended December 31, 2009, compared to net cash used in financing activities of $1.0 million and net cash provided by financing activities of $47.7 million for the years ended December 31, 2008 and 2007, respectively. Our financing activities included sales of our equity securities and capital equipment financing arrangements. Net cash used in financing activities for the year ended December 31, 2009 included $1.8 million in payments on our equipment financing notes payable, partially offset by $1.7 million in proceeds from issuance of common stock. Net cash used in financing activities of $1.0 million for the year ended December 31, 2008 included $2.7 million in payments on our notes payable, partially offset by $1.7 million in proceeds from issuance of common stock. Net cash provided by financing activities of $47.7 million for the year ended December 31, 2007 included $49.7 million in net proceeds from our May 2007 public offering of common stock, partially offset by $2.5 million in payments on our notes payable.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2009 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Non-cancelable operating lease obligations	$8,930	$2,079	$3,890	$2,051	$910
Notes payable obligations	238	238	—	—	—

Total	$9,168	$2,317	$3,890	$2,051	$910

Our non-cancelable operating lease obligations are for laboratory and office space. In September 2005, we entered into a non-cancelable lease for 48,000 square feet of laboratory and office space in Redwood City, California. In January 2007, we entered into a non-cancelable lease for 48,000 square feet of additional laboratory and office space in a nearby location. Both leases expire in February 2012. In October 2009, we entered into a non-cancelable agreement to lease an additional 30,500 square feet of office space near our current locations, which commences in April 2010. This lease expires in March 2018.

Our notes payable obligations are for principal and interest payments on capital equipment financing. In March 2005, we entered into an arrangement to finance the acquisition of laboratory equipment, computer hardware and software, leasehold improvements and office equipment. In connection with this arrangement, we granted the lender a security interest in the assets purchased with these borrowings. We can prepay all, but not part, of the amounts owing under the arrangement so long as we also pay a 4% premium on the remaining payments. As of December 31, 2009, the outstanding principal balance under this arrangement was $225,000 at annual interest rates ranging from 11.18% to 11.30%, depending upon the applicable note. The notes payable under this arrangement are scheduled to be paid in full by November 2010.

We are required to make a series of fixed annual payments under one of our collaboration agreements beginning on the date that we commercially launched our Oncotype DX breast cancer test. We made payments under this agreement of $475,000 in each of the years 2007, 2008 and 2009. At December 31, 2009, future annual payments under this agreement totaled $950,000, of which $475,000 is due in each of the years 2010 and 2011. We are also required to make a series of fixed annual payments under a separate collaboration agreement totaling $2.0 million beginning with the January 2010 launch of our Oncotype DX colon cancer test. We are required to make payments of $150,000 in 2010, $200,000 in 2011, $300,000 in 2012 and $450,000 in each of 2013, 2014 and 2015. However, because both of these agreements may be terminated by either party upon 30 days’ prior written notice, these payments are not included in the table above.

We have also committed to make potential future payments to third parties as part of our collaboration agreements. Payments under these agreements generally become due and payable only upon achievement of specific project milestones. Because the achievement of these milestones is generally neither probable nor reasonably estimable, such commitments have not been included in the table above.

Off-Balance Sheet Activities

As of December 31, 2009, we had no material off-balance sheet arrangements.

Operating Capital and Capital Expenditure Requirements

We achieved positive operating cash flow for the year ended December 31, 2009. We currently anticipate that our cash, cash equivalents and short-term investments, together with payments for our Oncotype DX tests, will be sufficient to fund our operations and facilities expansion plans for at least the next 12 months, including the expansion of our research and development programs, establishment of adoption of and reimbursement for our Oncotype DX colon cancer test, and our international expansion efforts. We expect to spend approximately $4.6 million over the next 12 months for planned laboratory equipment, leasehold improvements and other capital expenditures to support the growth of our business. We expect that our cash, cash equivalents and short term investments will be also be used to fund working capital and for other general corporate purposes, such as licensing technology rights, partnering arrangements for our tests outside of the U.S, establishing direct sales capabilities outside of the U.S. or reduction of debt obligations. We may also use cash to acquire or invest in complementary businesses, technologies, services or products.

The amount and timing of actual expenditures may vary significantly depending upon a number of factors, such as the amount of cash provided by our operations, the progress of our commercialization efforts, product development, regulatory requirements and progress in reimbursement for our tests.

We cannot be certain that our international expansion, efforts to establish adoption of and reimbursement for our Oncotype DX colon cancer test or the development of future products will be successful or that we will be able to raise sufficient additional funds to see these programs through to a successful result. It may take years to move any one of a number of product candidates in research through development and validation to commercialization.

Our future funding requirements will depend on many factors, including the following:

•	the rate of progress in establishing reimbursement arrangements with domestic and international third-party payors;

•	the cost of expanding our commercial and laboratory operations, including our selling and marketing efforts;

•	the rate of progress and cost of research and development activities associated with expansion of our Oncotype DX breast and colon cancer tests;

•	the rate of progress and cost of selling and marketing activities associated with establishing adoption of and reimbursement for our Oncotype DX colon cancer test;

•	the rate of progress and cost of research and development activities associated with products in research and early development focused on cancers other than breast and colon cancer;

•	the cost of acquiring or achieving access to tissue samples and technologies;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the effect of competing technological and market developments;

•	costs related to international expansion;

•	the cost and delays in product development as a result of any changes in regulatory oversight applicable to our products or operations; and

•	the economic and other terms and timing of any collaborations, licensing or other arrangements into which we may enter or acquisitions we might seek to effect.

Until we can generate and maintain sufficient product revenues to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations. The issuance of equity securities may result in dilution to stockholders, or may provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock. The terms of debt securities or borrowings could impose significant restrictions on our operations. We do not know whether additional funding will be available on acceptable terms, if at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives. In addition, we may have to work with a partner on one or more of our product or market development programs, which could lower the economic value of those programs to our company.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board, or FASB, issued authoritative guidance that amends existing guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provides guidance for allocating and recognizing revenue based on those separate deliverables. The guidance is expected to result in more multiple-deliverable arrangements being separable than under current guidance and is required to be applied prospectively to new or significantly modified revenue arrangements. This guidance, for which we are currently assessing the impact on our financial condition and results of operations, will become effective for us on January 1, 2011.

In January 2010, FASB issued authoritative guidance intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). This guidance is effective for interim and annual periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. As this guidance provides only disclosure requirements, the adoption of this guidance will not impact our financial condition or results of operations.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and marketable securities. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in short-term, low-risk, investment-grade debt instruments. Our investments in marketable securities, which are comprised primarily of money market funds, obligations of U.S. Government agencies and government-sponsored entities, high-grade corporate bonds and commercial paper are subject to default, changes in credit rating and changes in market value. Due to recent financial and economic conditions, similar investments have experienced losses in value and liquidity constraints which differ from historical patterns. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase.

Our cash, cash equivalents and marketable securities, totaling $57.4 million at December 31, 2009, did not include any auction preferred stock, auction rate securities or mortgage-backed investments. We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. The securities in our investment portfolio are classified as available for sale and are, due to their short-term nature, subject to minimal interest rate risk. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels at December 31, 2009, the impact on the fair value of these securities or our cash flows or income would not be material.

Foreign Currency Exchange Risk

Substantially all of our revenues are recognized in U.S. dollars. Certain expenses related to our international activities are payable in foreign currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our total payables denominated in foreign currencies as of December 31, 2009 were not material. The functional currency of our wholly-owned European subsidiary is the U.S. dollar, so we are not currently subject to gains and losses from foreign currency translation of the subsidiary financial statements. We currently do not hedge foreign currency exchange rate exposure. Although the impact of currency fluctuations on our financial results has been immaterial in the past, there can be no guarantee the impact of currency fluctuations related to our international activities will not be material in the future.

ITEM 8.	Financial Statements and Supplementary Data.

Genomic Health, Inc.
Index to consolidated financial statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Genomic Health, Inc.

We have audited the accompanying consolidated balance sheets of Genomic Health, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule included in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genomic Health, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Genomic Health, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Palo Alto, California
March 15, 2010

GENOMIC HEALTH, INC.

Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$9,082	$11,171
Short-term investments	48,366	45,499
Accounts receivable (net of allowance for doubtful accounts; 2009 — $545, 2008 — $881)	11,123	8,807
Prepaid expenses and other current assets	5,677	4,781

Total current assets	74,248	70,258
Property and equipment, net	12,865	15,562
Restricted cash	500	500
Other assets	494	369

Total assets	$88,107	$86,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,304	$1,898
Accrued compensation	6,188	4,157
Accrued license fees	3,016	2,553
Accrued expenses and other current liabilities	5,372	4,398
Notes payable — current portion	225	1,814
Deferred revenues — current portion	2,238	2,381
Other current liabilities	364	364

Total current liabilities	18,707	17,565
Notes payable — long-term portion	—	225
Deferred revenues — long-term portion	—	1,417
Other liabilities	891	1,307
Commitments (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding at December 31, 2009 and 2008	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 28,687,047 and 28,467,327 shares issued and outstanding at December 31, 2009 and 2008 respectively	2	2
Additional paid-in capital	246,383	234,412
Accumulated other comprehensive income	19	245
Accumulated deficit	(177,895)	(168,484)

Total stockholders’ equity	68,509	66,175

Total liabilities and stockholders’ equity	$88,107	$86,689

See accompanying notes.

GENOMIC HEALTH, INC.

Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2009	2008	2007

Revenues:
Product revenues	$146,581	$108,658	$62,745
Contract revenues	2,967	1,921	1,282

Total revenues	149,548	110,579	64,027
Operating expenses:
Cost of product revenues	32,562	27,185	17,331
Research and development	35,691	28,624	22,053
Selling and marketing	61,132	46,668	36,456
General and administrative	29,564	25,617	17,849

Total operating expenses	158,949	128,094	93,689

Loss from operations	(9,401)	(17,515)	(29,662)
Interest and other income	670	1,751	3,048
Interest expense	(120)	(386)	(678)

Loss before income taxes	(8,851)	(16,150)	(27,292)
Income tax expense (benefit)	560	(61)	—

Net loss	$(9,411)	$(16,089)	$(27,292)

Basic and diluted net loss per share	$(0.33)	$(0.57)	$(1.02)

Shares used in computing basic and diluted net loss per share	28,563,412	28,297,705	26,759,798

See accompanying notes.

GENOMIC HEALTH, INC.

Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at December 31, 2006	24,548,060	$2	$166,922	$8	$(125,103)	$41,829
Issuance of common stock for cash, net of issuance costs	3,450,000	—	49,668	—	—	49,668
Issuance of common stock to employees upon exercise of stock options for cash	174,287	—	552	—	—	552
Issuance of common stock to consultants upon exercise of stock options for cash	9,512	—	15	—	—	15
Stock-based compensation expense related to employee stock options	—	—	6,285	—	—	6,285
Stock-based compensation expense related to consultant stock options	—	—	65	—	—	65
Comprehensive loss:
Net loss	—	—	—	—	(27,292)	(27,292)
Change in unrealized gain on investments	—	—	—	44	—	44

Comprehensive loss						(27,248)

Balance at December 31, 2007	28,181,859	2	223,507	52	(152,395)	71,166
Issuance of common stock to employees upon exercise of stock options for cash	245,035	—	1,425	—	—	1,425
Issuance of common stock to consultants upon exercise of stock options for cash	34,433	—	254	—	—	254
Stock-based compensation expense related to employee stock options	—	—	9,138	—	—	9,138
Stock-based compensation expense related to consultant stock options	—	—	88	—	—	88
Comprehensive loss:
Net loss	—	—	—	—	(16,089)	(16,089)
Change in unrealized gain on investments	—	—	—	193	—	193

Comprehensive loss						(15,896)

Balance at December 31, 2008	28,461,327	2	234,412	245	(168,484)	66,175
Issuance of common stock to employees upon exercise of stock options for cash	202,383	—	1,726	—	—	1,726
Issuance of common stock to consultants upon exercise of stock options for cash	17,337	—	10	—	—	10
Stock-based compensation expense related to employee stock options	—	—	10,155	—	—	10,155
Stock-based compensation expense related to consultant stock options	—	—	80	—	—	80
Comprehensive loss:
Net loss	—	—	—	—	(9,411)	(9,411)
Change in unrealized gain on investments	—	—	—	(226)	—	(226)

Comprehensive loss						(9,637)

Balance at December 31, 2009	28,681,047	$2	$246,383	$19	$177,895	$68,509

See accompanying notes.

GENOMIC HEALTH, INC.

Consolidated Statements of Cash Flows
(In thousands)

	December 31,
	2009	2008	2007

Operating activities
Net loss	$(9,411)	$(16,089)	$(27,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,591	5,012	3,995
Employee stock-based compensation	10,155	9,138	6,285
Non-employee stock-based compensation	80	88	65
Gain on disposal of property and equipment	(44)	—	—
Changes in assets and liabilities:
Accounts receivable	(2,316)	(3,718)	(3,227)
Prepaid expenses and other assets	(1,127)	(1,687)	(1,647)
Accounts payable	(594)	(68)	(557)
Accrued expenses and other liabilities	1,021	3,231	1,707
Accrued compensation	2,031	485	1,804
Deferred revenues	(1,560)	2,790	161

Net cash provided by (used in) operating activities	4,826	(818)	(18,706)

Investing activities
Purchase of property and equipment	(3,744)	(10,057)	(4,881)
Purchase of short-term investments	(60,318)	(112,109)	(66,021)
Maturities of short-term investments	57,225	95,999	66,158

Net cash used in investing activities	(6,837)	(26,167)	(4,744)

Financing activities
Principal payments of notes payable	(1,814)	(2,687)	(2,547)
Proceeds from issuance of common stock upon exercise of stock options	1,736	1,679	565
Net proceeds from issuance of common stock in public offering	—	—	49,670

Net cash provided by (used in) financing activities	(78)	(1,008)	47,688

Net increase (decrease) in cash and cash equivalents	(2,089)	(27,993)	24,238
Cash and cash equivalents at the beginning of period	11,171	39,164	14,926

Cash and cash equivalents at the end of period	$9,082	$11,171	$39,164

Supplemental disclosure of cash flow information
Cash paid for interest	$120	$386	$678
Cash paid for income taxes	$28	$—	$—

See accompanying notes.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 1.	Organization and Summary of Significant Accounting Policies

The Company

Genomic Health, Inc. (the “Company”) is a life science company focused on the development and commercialization of genomic-based clinical diagnostic tests for cancer that allow physicians and patients to make individualized treatment decisions. The Company was incorporated in Delaware in August 2000. The Company’s first product, the Oncotype DX breast cancer test, was launched in 2004 and is used for early stage breast cancer patients to predict the likelihood of breast cancer recurrence and the likelihood of chemotherapy benefit. The Company has incurred significant losses and may incur additional losses as its commercial and development efforts continue. The Company cannot provide assurance as to when, if ever, it will achieve or maintain profitability.

Principles of Consolidation

The consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. The Company has two wholly-owned subsidiaries, Genomic Health International LLC, a European subsidiary that was established in 2009 to support the Company’s international sales and marketing efforts, and Oncotype Laboratories, Inc., which was established in 2003 and is inactive. The functional currency for Genomic Health International LLC is the U.S. dollar. All significant intercompany balances and transactions have been eliminated.

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

The Company invests in marketable securities, primarily money market funds, obligations of U.S. Government agencies and government-sponsored entities, corporate bonds and commercial paper. The Company considers all investments with a maturity date less than one year as of the balance sheet date to be short-term investments. These securities are carried at estimated fair value with unrealized gains and losses included in stockholders’ equity. Those investments with a maturity date greater than one year as of the balance sheet date are considered to be long-term investments. As of December 31, 2009, all investments were classified as available for sale.

Realized gains and losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are reported in other income or expense. When securities are sold, any associated unrealized gain or loss initially recorded as a separate component of stockholders’ equity is reclassified out of stockholders’ equity on a specific-identification basis and recorded in earnings for the period. The cost of securities sold is determined using specific identification.

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

See Note 3, “Fair Value Measurements” for further information on the fair value of the Company’s financial instruments.

Concentration of Risk

Cash equivalents, short-term investments and accounts receivable are financial instruments which potentially subject the Company to concentrations of credit risk. The Company invests in money market funds through a major U.S. bank and is exposed to credit risk in the event of default by the financial institution to the extent of amounts recorded on the consolidated balance sheets. The Company invests in short-term, investment-grade debt instruments and by policy limits the amount in any one type of investment, except for securities issued or guaranteed by the U.S. government. Through December 31, 2009, no material losses had been incurred.

We are subject to credit risk from our portfolio of cash equivalents and marketable securities. Under our investment policy, we limit amounts invested in such securities by credit rating, maturity, industry group, investment type and issuer, except for securities issued by the U.S. government. We are not exposed to any significant concentrations of credit risk from these financial instruments. The goals of our investment policy, in order of priority, are as follows: safety and preservation of principal and diversification of risk; liquidity of investments sufficient to meet cash flow requirements; and a competitive after-tax rate of return.

We are also subject to credit risk from our accounts receivable related to our product sales. We perform evaluations of our customers’ financial condition and generally do not require collateral. The majority of our trade accounts receivable arises from product sales in the U.S. and Israel. As of December 31, 2009, all of the Company’s product revenues have been derived from sales of one product, the Oncotype DX breast cancer test. Substantially all of the Company’s tests to date have been delivered to physicians in the U.S.; All Oncotype DX tests are processed in the Company’s clinical reference laboratory facility in Redwood City, California. One third-party payor accounted for approximately 20%, 22% and 23% of the Company’s product revenues for the years ended December 31, 2009, 2008 and 2007, respectively. This payor represented 46% and 42% of the Company’s net accounts receivable balance as of December 31, 2009 and 2008, respectively. Another third-party payor accounted for approximately 9%, 9% and 13% of the Company’s product revenues in 2009, 2008 and 2007, respectively. This payor represented 15% and 14% of the Company’s net accounts receivable balance as of December 31, 2009 and 2008, respectively.

Revenue Recognition

The Company derives its revenues from product sales and contract research arrangements. The Company operates in one industry segment. Product revenues have historically been derived solely from the sale of the Oncotype DX breast cancer test. The Company generally bills third-party payors upon generation and delivery of a Recurrence Score report to the physician. As such, the Company takes assignment of benefits and the risk of collection with the third-party payor. The Company usually bills the patient directly for amounts owed after multiple requests for payment have been denied or only partially paid by the insurance carrier. The Company pursues case-by-case reimbursement where policies are not in place or payment history has not been established.

The Company’s product revenues for tests performed are recognized when the following revenue recognition criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Criterion (1) is satisfied when the Company has an arrangement to pay or a contract with the payor in place addressing reimbursement for the Oncotype DX test. In the absence of such arrangements, the Company considers that criterion (1) is satisfied when a third-party payor pays the Company for the test performed. Criterion (2) is satisfied when the Company performs the test and generates and delivers to the physician, or makes available on its web portal, a Recurrence Score report. Determination of criteria (3) and (4) is based on management’s judgments regarding whether the fee charged for products or services delivered is fixed or determinable, a contractual agreement has been entered into, and the collectibility of those fees under any contract or agreement. When evaluating collectibility, the Company considers whether it has sufficient history to reliably estimate a payor’s individual payment patterns. Based upon at least several months of payment history, the Company reviews the number of tests paid against the number of tests billed and the payor’s outstanding balance for unpaid tests to determine whether payments are being made at a consistently high percentage of tests billed and at appropriate amounts given the contracted payment amount. To the extent all criteria set forth above are not met when test results are delivered, product revenues are generally recognized when cash is received from the payor.

Prior to 2008, product revenues had largely been recognized on a cash basis because the Company had a limited number of contracts or agreements with third-party payors and limited collections experience. The Company recognizes a portion of its product revenues from third-party payors, including some private payors and Medicare, on an accrual basis prospectively when the criteria described in the preceding paragraph are satisfied. Approximately 51% of product revenues were recorded on an accrual basis for the years ended December 31, 2009 and 2008, respectively, compared to approximately 37% for the year ended December 31, 2007.

As of December 31, 2009, the Company had distributor agreements in 12 countries outside of the U.S. The distributor provides certain marketing and administrative services for the Company within its territory. As a condition of these agreements, the distributor pays the Company an agreed upon fee per test and the Company processes the tests. The same revenue recognition criteria described above generally apply to tests received through international distributors. Product revenues for tests performed are recognized on an accrual basis when the following revenue recognition criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. To the extent all criteria set forth above are not met when test results are delivered, product revenues are generally recognized when cash is received from the distributor.

From time to time, the Company receives requests for refunds of payments, generally due to overpayments made by third party-payors. Upon becoming aware of a refund request, the Company establishes an accrued liability for tests covered by the refund request until such time as the Company determines whether or not a refund is due. If a refund is due, cash is credited and the accrued liability is reduced. Accrued refunds were $757,000 and $1.4 million at December 31, 2009 and 2008, respectively.

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

Allowance for Doubtful Accounts

The Company accrues an allowance for doubtful accounts against its accounts receivable based on estimates consistent with historical payment experience. Bad debt expense is included in general and administrative expense on the Company’s consolidated statements of operations. Accounts receivable are written off against the allowance when the appeals process is exhausted, when an unfavorable coverage decision is received or when there is other substantive evidence that the account will not be paid. As of December 31, 2009 and 2008, the Company’s allowance for doubtful accounts was $545,000 and $881,000, respectively. Write-offs for doubtful accounts of $1.8 million and $595,000 were recorded against the allowance during the years ended December 31, 2009 and 2008, respectively. Bad debt expense was $1.4 million, $1.3 million, and ($115,000) for the years ended December 31, 2009, 2008 and 2007, respectively. Changes in the Company’s estimate of allowance for doubtful accounts resulted in the reduction of bad debt expense for the year ended December 31, 2007.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the remaining term of the lease, whichever is shorter.

Internal-Use Software

The Company capitalizes certain costs incurred for software developed or obtained for internal use, including external direct material and service costs and employee payroll and payroll-related costs. Capitalized internal-use software costs, which are included in property and equipment, are generally depreciated over three years.

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

Impairment of Long-lived Assets

The Company reviews long-lived assets, which include property and equipment and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. An impairment loss would be recognized when estimated discounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. There were no impairment losses for the years ended December 31, 2009, 2008 and 2007.

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2009 and 2008.

Income Taxes

The Company uses the liability method for income taxes, whereby deferred income taxes are provided on items recognized for financial reporting purposes over different periods than for income tax purposes. Valuation allowances are provided when the expected realization of tax assets does not meet a more-likely-than-not criterion.

The Company accounts for uncertain income tax positions using a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement, in accordance with the authoritative guidance for accounting for uncertain tax positions. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit is recorded. Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. The

Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense when and if incurred. See Note 11, Income Taxes,” for additional disclosures regarding unrecognized tax benefits.

Comprehensive Gain or Loss

The Company displays comprehensive gain or loss and its components within its consolidated statements of stockholders’ equity. Other comprehensive gain or loss generally consists of unrealized gains and losses on available-for-sale investments.

Stock-based Compensation

The Company uses the Black-Scholes valuation model, which requires the use of estimates such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value employee stock-based compensation, and recognizes stock-based compensation expense on a straight-line basis. Stock-based compensation expense represents expense related to stock options granted on or after January 1, 2006, as well as stock options granted prior to, but not yet vested as of, January 1, 2006.

Equity instruments granted to non-employees are valued using the Black-Scholes method and will be subject to periodic revaluation over their vesting terms as prescribed by Financial Accounting Standards Board (“FASB”) guidance.

401(k) Plan

Substantially all of the Company’s employees are covered by its defined contribution plan qualified under Section 401(k) of the Internal Revenue Code. The Company pays dollar for dollar matching of employee contributions up to a maximum of $1,000 for each employee per year. The match is funded concurrently with a participant’s semi-monthly contributions to the 401(k) Plan. The Company recorded expense of for its contributions under the 401(k) Plan of $400,000, $320,000 and $246,000 for the years ended December 31, 2009, 2008 and 2007 respectively.

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

In June 2007, FASB issued accounting guidance for non-refundable payments for goods or services received for use in future research and development activities. The guidance requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The Company adopted this guidance effective January 1, 2008 for arrangements that were entered into after that date. Prior to January 1, 2008, the Company recognized non-refundable advance payments for goods and services to be used for future research and development activities as an expense when payments were made. As a result of the adoption of this guidance, the Company’s research and development expenses decreased by $258,000 and its net loss per share decreased by $0.01 for the year ended December 31, 2008. The Company recognized these deferred and capitalized amounts as expense in 2009 as the related services were delivered.

Recently Issued Accounting Pronouncements

In October 2009, FASB issued authoritative guidance that amends existing guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provides guidance for allocating and recognizing revenue based on those separate deliverables. The guidance is expected to result in more multiple-deliverable arrangements being separable than under current guidance and is required to be applied prospectively to new or significantly modified revenue arrangements. This guidance, for which the Company is currently assessing the impact on its financial condition and results of operations, will become effective for the Company on January 1, 2011.

In January 2010, FASB issued authoritative guidance intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). This guidance is effective for interim and annual periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. As this guidance provides only disclosure requirements, the adoption of this guidance will not impact the Company’s financial condition or results of operations.

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

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except share and per share data)

Net loss	$(9,411)	$(16,089)	$(27,292)

Weighted-average net common shares outstanding for basic and diluted loss per common share	28,563,412	28,297,705	26,759,798

Basic and diluted net loss per share	$(0.33)	$(0.57)	$(1.02)

Outstanding dilutive securities not included in diluted net loss per share calculation (at end of period):
Options to purchase common stock	4,683,763	4,665,037	3,919,720

Note 3.	Fair Value Measurements

On January 1, 2008, the Company adopted FASB accounting guidance that provides a framework for measuring fair value under GAAP and requires expanded disclosures regarding fair value measurements. The Company elected to defer the adoption of this guidance for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in its financial statements on a recurring basis (at least annually), until January 1, 2009. The accounting guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability, or an exit price, in the principal or most advantageous market for that asset or liability in an orderly transaction between market participants on the measurement date. A hierarchy of different fair value measurements requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

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

The Company did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis at December 31, 2009 and 2008, respectively. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis at December 31, 2009 and 2008 by level within the fair value hierarchy.

	Actively Quoted	Significant Other	Significant
	Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
	Level 1	Level 2	Level 3	2009
	(In thousands)

As of December 31, 2009:
Assets
Money market deposits	$6,011	$—	$—	$6,011
U.S. Treasury securities	4,546	—	—	4,546
Debt securities of U.S. government-sponsored agencies	—	44,820 (1)	—	44,820 (1)

(1)	Includes a $1.0 million debt security maturing within three months of December 31, 2009 and classified as cash equivalents on the consolidated balance sheets.

	Actively Quoted	Significant Other	Significant
	Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
	Level 1	Level 2	Level 3	2008
	(In thousands)

As of December 31, 2008:
Assets
Money market deposits	$5,926	$—	$—	$5,926
U.S. Treasury securities	1,004 (1)	—	—	1,004 (1)
Debt securities of U.S. government-sponsored agencies	—	37,350	—	37,350
Commercial paper	—	8,149	—	8,149
Corporate bonds	—	1,000 (1)	—	1,000 (1)

(1)	Matured within three months of December 31, 2008 and classified as cash equivalents on the consolidated balance sheets.

Note 4.	Short-term Investments

The following tables illustrate the Company’s available-for-sale securities as of the dates indicated:

	December 31, 2009
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

Debt securities of U.S. government-sponsored entities	$43,800	$29	$(9)	$43,820
U.S. Treasury securities	4,547	—	(1)	4,546

Total	$48,347	$29	$(10)	$48,366

	December 31, 2008
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

Debt securities of U.S. government-sponsored entities	$37,144	$209	$(3)	$37,350
Commercial paper	8,110	41	(2)	8,149

Total	$45,254	$250	$(5)	$45,499

The Company had no realized gains or losses on its available-for-sale securities for the years ended December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009, all of the Company’s available-for-sale securities had contractual maturities of one year or less.

Note 5.	Property and Equipment

The following table summarizes the Company’s property and equipment as of the dates indicated:

	December 31,
	2009	2008
	(In thousands)

Laboratory equipment	$14,430	$12,236
Computer equipment	2,377	2,262
Computer software — internal use	986	669
Furniture and fixtures	2,655	2,357
Leasehold improvements	12,981	12,489
Construction in progress	19	—

	33,448	30,013
Less accumulated depreciation and amortization	(20,583)	(14,451)

Total	$12,865	$15,562

For the years ended December 31, 2009, 2008 and 2007, the Company recorded property and equipment depreciation and amortization expense of $6.5 million, $4.9 million and $3.9 million, respectively.

Note 6.	Accrued Expenses and Other Current Liabilities

The following table summarizes the Company’s accrued expenses and other current liabilities as of the dates indicated:

	December 31,
	2009	2008
	(In thousands)

Accrued expenses	$1,667	$1,737
Accrued professional and other service fees	1,278	916
Accrued collaboration expense	962	285
Accrued refunds	757	1,359
Accrued taxes payable	605	5
Other current liabilities	103	96

Total	$5,372	$4,398

Accrued professional and other service fees include third-party billing and collections costs, legal expenses, accounting and audit fees and investor relations expenses. Accrued refunds include overpayments due to third-party payors.

Note 7.	Collaboration and Commercial Technology Licensing Agreements

The Company has entered into a variety of collaboration and specimen transfer agreements relating to its development efforts. The Company recorded collaboration expenses of $2.2 million, $1.4 million and $1.3 million for the years ended December 31, 2009, 2008 and 2007, respectively, relating to services provided in connection with these agreements. In addition to these expenses, some of the agreements contain provisions for royalties from inventions resulting from these collaborations. The Company has specified options and rights relating to joint inventions arising out of the collaborations.

The Company is a party to various agreements under which it licenses technology on a non-exclusive basis in the field of human diagnostics. Access to these licenses enables the Company to process its laboratory tests for the Oncotype DX breast cancer test. While certain agreements contain provisions for fixed annual payments, license fees are generally calculated as a percentage of product revenues, with rates that vary by agreement and may be tiered, and payments that may be subject to annual minimum or maximum amounts. The Company recognized costs recorded under these agreements for the years ended December 31, 2009, 2008 and 2007 of $10.0 million, $7.7 million and $4.9 million, respectively, which were included in cost of product revenues.

At December 31, 2009, future fixed annual payments, exclusive of royalty payments, relating to the launch and commercialization of the Oncotype DX breast cancer test totaled $950,000 and are payable as follows:

Annual
Payment
Amounts
(In thousands)

Payment Due:
January 2010	475
January 2011	475

Total	$950

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

Notes Payable

In March 2005, the Company entered into an arrangement to finance the acquisition of laboratory and office equipment, computer hardware and software and leasehold improvements. In connection with this arrangement, the Company granted the lender a security interest in the assets purchased with the borrowed amounts. The Company can prepay all, but not part of, the amounts outstanding under the arrangement so long as the Company also pays a 4% premium on the outstanding principal balance. As of December 31, 2008, the outstanding notes payable principal balance under this arrangement was $225,000 at annual interest rates ranging from 11.18% to 11.30%, depending on the applicable note. According to the terms of the arrangement, the Company is required to notify the lender if there is a material adverse change in its financial condition, business or operations. The Company believes it has complied with all the material covenants of the financing arrangement during the years ended December 31, 2009, 2008 and 2007.

As of December 31, 2009, the Company’s aggregate commitments under its financing arrangement included $238,000 total minimum payments due in 2010, including $225,000 in current obligations and $13,000 in interest. The notes payable under this arrangement are scheduled to be paid in full by November 2010.

Lease Obligations

In September 2005, the Company entered into a non-cancelable lease for 48,000 square feet of laboratory and office space that the Company currently occupies in Redwood City, California. The lease expires in February 2012, with an option for the Company to extend the term of the lease for an additional five years. The agreement included lease incentive obligations of $834,000 that are being amortized on a straight-line basis over the life of the lease. In connection with this lease, the Company was required to secure a $500,000 letter of credit, which is classified as restricted cash on the consolidated balance sheets.

In January 2007, the Company entered into a non-cancelable lease for an additional 48,000 square feet of laboratory and office space in a nearby location. The lease expires in February 2012, with an option for the Company to extend the term of the lease for an additional five years. The agreement included lease incentive obligations totaling $283,000 that are being amortized on a straight-line basis over the life of the lease. In connection with this lease, the Company paid a $151,000 cash security deposit, which is included in other assets on the consolidated balance sheets.

In October 2009, the Company entered into a non-cancelable agreement to lease an additional 30,500 square feet of office space near the locations the Company currently occupies. The lease commences April 1, 2010 and expires in March 2018, with an option for the Company to extend the term of the lease for an additional five years. The agreement includes lease incentive obligations of $307,000 which will be amortized on a straight-line basis over the life of the lease. In connection with this lease, the Company paid a $183,000 cash security deposit, which is included in other assets on the consolidated balance sheets.

Rent expense under all operating leases amounted to $1.2 million, $1.1 million and $1.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Future non-cancelable commitments under these operating leases at December 31, 2009 were as follows:

Annual
Payment
Amounts
(In thousands)

Years Ending December 31,
2010	$2,079
2011	2,331
2012	915
2013	644
2014 and beyond	2,961

Total minimum payments	$8,930

Note 9.	Capital Stock

Common Stock

As of December 31, 2009, the Company had 28,687,047 shares of common stock outstanding. Shares of common stock reserved for future issuance as of December 31, 2009 were as follows:

Shares to be issued upon exercise of outstanding stock options	4,683,763
Shares available for future stock option grants	4,796,673

Shares of common stock reserved for future issuance	9,480,436

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

2005 Stock Incentive Plan

On September 8, 2005, the Board of Directors approved the 2005 Stock Incentive Plan (the “2005 Plan”), which was later approved by the Company’s stockholders. Pursuant to the 2005 Plan, stock options, restricted shares, stock units, and stock appreciation rights may be granted to employees, consultants, and outside directors of the Company. Options granted may be either incentive stock options or nonstatutory stock options. The Company initially reserved 5,000,000 shares of the Company’s common stock for issuance under the 2005 Plan, effective upon the closing of the Company’s initial public offering on October 4, 2005. On June 8, 2009, the Company’s stockholders approved an amendment to the 2005 Plan to increase the shares reserved for issuance under the 2005 Plan by 3,980,000 shares. The amended and restated plan also extends the term under which awards may be granted under the 2005 Plan until January 27, 2019.

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

Employee Stock-Based Compensation Expense

The Company values its stock option grants using the Black-Scholes option valuation mode. The Company recorded employee stock-based compensation expense of $10.2 million, $9.1 million and $6.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. Employee stock-based compensation expense was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Employee stock-based compensation expense includes expense related to options granted to outside directors of the Company. The following table presents the impact of employee stock-based compensation expense on selected statements of operations line items for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cost of product revenues	$364	$491	$375
Research and development	3,098	2,913	1,882
Selling and marketing	3,171	2,622	1,876
General and administrative	3,522	3,112	2,152

Total	$10,155	$9,138	$6,285

Employee stock-based compensation expense represents expense related to stock options granted on or after January 1, 2006, as well as stock options granted prior to, but not yet vested as of, January 1, 2006. As of December 31, 2009, total unrecognized compensation expense related to unvested stock options, net of estimated forfeitures, was $16.2 million. The Company expects to recognize this expense over a weighted-average period of 28 months.

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

	Year Ended December 31,
	2009	2008	2007

Expected volatility	55%	58%	61%
Risk-free interest rate	2.33%	1.98%	3.93%
Expected life of options in years	5.80	5.84	5.80
Weighted-average fair value	$10.44	$9.79	$12.77

Stock Options Granted to Non-employees

The Company grants stock options to non-employee consultants from time to time in exchange for services performed for the Company. During the years ended December 31, 2009, 2008 and 2007, the Company granted options to purchase 5,000, 14,400 and 9,600 shares, respectively, to non-employee consultants. The fair value of these option grants was determined using the Black-Scholes option pricing model. In general, the options vest over the contractual periods of the respective consulting arrangement and, therefore, the Company revalues the options periodically and records additional compensation expense related to these options over the remaining vesting periods. During the years ended December 31, 2009, 2008 and 2007, stock-based compensation expense related to these options was $80,000, $88,000 and $65,000, respectively.

Stock Option Activity

The following is a summary of option activity for the years ended December 31, 2009, 2008 and 2007:

	Outstanding Options
	Shares Available	Number of	Weighted-Average
	for Grant	Shares	Exercise Price

Balance at December 31, 2006	3,282,836	2,916,403	$9.04
Options granted	(1,287,917)	1,287,917	$21.71
Options exercised	—	(183,799)	$3.07
2001 Plan shares expired	(11,259)	—
Options forfeited	100,801	(100,801)	$15.09

Balance at December 31, 2007	2,084,461	3,919,720	$13.33
Options granted	(1,191,380)	1,191,380	$17.96
Options exercised	—	(279,468)	$6.01
2001 Plan shares expired	(4,204)	—
Options forfeited	166,595	(166,595)	$18.61

Balance at December 31, 2008	1,055,472	4,665,037	$14.76

Increase in shares reserved for issuance under the 2005 Plan	3,980,000	—
Options granted	(348,150)	348,150	$19.82
Options exercised	—	(219,720)	$7.90
2001 Plan shares expired	(353)	—
Options forfeited	109,704	(109,704)	$19.06

Balance at December 31, 2009	4,796,673	4,683,763	$15.36

The intrinsic value of stock options exercised during 2009, 2008 and 2007 was $2.8 million, $4.1 million and $2.9 million, respectively. The estimated fair value of options vesting in 2009, 2008 and 2007 was $10.2 million, $10.1 million and $5.6 million, respectively.

The following table summarizes information concerning outstanding and exercisable options under the 2001 and 2005 Plans as of December 31, 2009:

	Options Outstanding
		Weighted-Average		Options Exercisable
	Number	Years Remaining	Weighted-Average	Number	Weighted-Average
Exercise Price Range	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$0.58 -$2.88	716,046	4.59	$2.11	716,046	$2.11
$9.39 - $10.33	593,693	5.44	$9.50	591,563	$9.50
$10.46 - $17.29	333,589	6.50	$13.62	257,719	$13.10
$17.33 - $17.33	878,726	8.81	$17.33	219,005	$17.33
$17.37 - $18.50	218,059	8.21	$18.03	133,407	$18.20
$18.54 - $18.89	611,749	6.89	$18.88	463,079	$18.89
$18.90 - $22.77	585,251	8.47	$20.67	181,373	$20.85
$22.82 - $25.69	746,650	7.74	$23.35	379,123	$23.34

	4,683,763			2,941,315

At December 31, 2009, the aggregate intrinsic value of the outstanding options was $23.2 million and the aggregate intrinsic value of the exercisable options was $21.1 million. The weighted-average remaining contractual life for exercisable options was 6.3 years.

Note 11.	Income Taxes

The Company recorded a provision for income taxes of $560,000 for the year ended December 31, 2009, compared to an income tax benefit of $61,000 for the year ended December 31, 2008. The provision for income taxes for the year ended December 31, 2009 was principally comprised of California state income tax and, to a lesser extent, federal alternative minimum tax and foreign taxes. The difference of income tax expense between the provision and the statutory rate of the Company’s loss before tax and provision actually recorded was primarily due to the non-deductible stock based compensation expenses. For federal tax purposes, the provision was offset by the net operating loss carry-forwards that reduce the federal regular tax expense to the alternative minimum tax amount. The State of California suspended the net operating loss utilization for 2008 and 2009 tax years but allowed 50% utilization of business credits carry-forwards. Accordingly, the California tax provision was offset by the California business credits carry-forwards.

For the year ended December 31, 2008, the Company recorded minimum state income taxes of $4,000 excluding the impact of a $65,000 discrete item. The discrete item reflected the Company’s estimated refundable credit receivable as a result of the enactment of the Housing and Economic Recovery Act of 2008, under which corporations otherwise eligible for bonus first-year depreciation may instead elect to claim a refund for research and development tax credits generated prior to 2006. For the year ended December 31, 2007, the Company did not record a provision for income taxes because it incurred a taxable loss.

The Company is required to reduce its deferred tax assets by a valuation allowance if it is more likely than not that some or all of its deferred tax assets will not be realized. Management must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of the valuation allowance, if any, the Company assesses the likelihood that it will be able to recover its deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of recent cumulative losses, the Company determined that, based on all available evidence, there was substantial uncertainty as to whether it will recover recorded net deferred taxes in future periods. Accordingly, the Company recorded a valuation allowance against all of its net deferred tax assets for the years ended December 31, 2009 and 2008, respectively.

As of December 31, 2009 and 2008, the Company had deferred tax assets of approximately $65.7 million and $64.4 million, respectively, which have been fully offset by a valuation allowance. The net valuation allowance increased by approximately $1.3 million and $4.9 million during the years ended December 31, 2009 and 2008, respectively. Deferred tax assets primarily relate to net operating loss and tax credit carryforwards.

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

	December 31,
	2009	2008
	(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$49,917	$52,682
Research tax credits	6,509	4,785
Capitalized costs	1,196	1,216
Fixed assets	3,278	2,163
Other	4,801	3,599

Total deferred tax assets	65,701	64,445
Valuation allowance	(65,701)	(64,445)

Net deferred tax assets	$—	$—

As of December 31, 2009, the Company had federal and state net operating loss carryforwards of approximately $129.3 million and $129.6 million, respectively, and federal and state research and development tax credit carryforwards of approximately $3.5 million and $3.7 million, respectively. The federal and state net operating loss and federal tax credit carryforwards will expire at various dates beginning in 2012 if not utilized. The state tax credit carryforwards have no expiration date.

The Company tracks a portion of its deferred tax assets attributable to stock option benefits in a separate memorandum account. Therefore, these amounts are no longer included in the Company’s gross or net deferred tax assets. The benefit of these stock options will not be recorded in equity unless it reduces taxes payable. As of December 31, 2009, the portion of the federal and state net operating loss related to stock option benefits was approximately $2.9 million.

Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

The Company had $685,000 and $575,000 of unrecognized tax benefits as of December 31, 2009 and 2008, respectively. The following table summarizes the activity related to unrecognized tax benefits:

	Year Ended
	December 31,
	2009	2008
	(In thousands)

Balance at January 1	$575	$413
Increase (decrease) related to prior year tax positions	(35)	9
Increase related to current year tax positions	145	153

Balance at December 31	$685	$575

The Company does not anticipate a material change to its unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense when and if incurred. As of December 31, 2009, the Company had not recognized any tax related penalties or interest in its consolidated balance sheets or statements of operations. All tax years from 2000 forward remain subject to future examination by federal, state and foreign tax authorities.

Note 12.	Subsequent Event

The Company is required to make a series of future fixed annual payments under a collaboration agreement totaling $2.0 million triggered by the January 2010 launch of the Oncotype DX colon cancer test. The Company will make a payment of $150,000 in January 2010 and will be required to make payments of $200,000 in 2011, $300,000 in 2012 and $450,000 in each of 2013, 2014 and 2015. These payments will be recorded in cost of product revenues as license fees. Expense for the payments due from 2011 through 2015 will be recorded ratably over the year before the relevant payment is made. If at any time the Company discontinues the sale of commercial products or services resulting from the collaboration, no future annual payments will be payable and the Company will have no further obligation under the agreement.

Note 13.	Selected Quarterly Financial Data (Unaudited)

The following table contains selected unaudited consolidated statements of operations information for each of the fiscal quarters in 2009 and 2008. The Company believes that the following information reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Quarter Ended	March 31	June 30	September 30	December 31
	(In thousands, except per share data)

2009:
Total revenues	$33,896	$36,552	$39,517	$39,583
Product revenues	33,427	35,191	38,910	39,053
Cost of product revenues	7,827	7,891	8,301	8,543
Net loss	(4,625)	(3,943)	(502)	(341)
Basic and diluted net loss per common share	$(0.16)	$(0.14)	$(0.02)	$(0.01)
2008:
Total revenues	$23,440	$27,783	$28,121	$31,235
Product revenues	23,356	26,327	28,070	30,905
Cost of product revenues	5,884	6,850	7,140	7,311
Net loss	(6,634)	(4,099)	(3,022)	(2,334)
Basic and diluted net loss per common share	$(0.24)	$(0.15)	$(0.11)	$(0.08)

The quarterly increases in product revenues and cost of product revenues during 2009 and 2008 were primarily attributable to increased adoption of our Oncotype DX breast cancer test by physicians and increased reimbursement for this test by third-party payors.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining internal control over our financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework. Based on the assessment using those criteria, our management concluded that, as of December 31, 2009, our internal control over financial reporting was effective. Our independent registered public accounting firm, Ernst & Young LLP, audited the effectiveness of our internal control over financial reporting. Their report appears below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Genomic Health, Inc.

We have audited Genomic Health, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Genomic Health, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Genomic Health, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2009 consolidated financial statements of Genomic Health, Inc. and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Palo Alto, California
March 15, 2010

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

The information required by this item with respect to directors is incorporated by reference from the information under the caption “Election of Directors” contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2010 Annual Meeting of Stockholders to be held on June 10, 2010, or Proxy Statement. Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This disclosure is contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to all of our officers and employees, including our Executive Chairman of the Board, our President and Chief Executive Officer, our Chief Operating Officer and Chief Financial Officer and other employees who perform financial or accounting functions. The Code of Business Conduct and Ethics sets forth the basic principles that guide the business conduct of our employees. We have also adopted a Senior Financial Officers’ Code of Ethics that specifically applies to our Executive Chairman of the Board, our President and Chief Executive Officer, our Chief Operating Officer and Chief Financial Officer, and key management employees. Stockholders may request a free copy of our Code of Business Conduct and Ethics and our Senior Financial Officers’ Code of Ethics by contacting Genomic Health, Inc., Attention: Chief Financial Officer, 301 Penobscot Drive, Redwood City, California 94063.

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

Our Board of Directors has appointed an Audit Committee, comprised of Mr. Randall S. Livingston, as Chairman, Dr. Fred E. Cohen and Ms. Ginger L. Graham. The Board of Directors has determined that Mr. Livingston qualifies as an Audit Committee Financial Expert under the definition outlined by the Securities and Exchange Commission. In addition, each of the members of the Audit Committee qualifies as an “independent director” under the current rules of The NASDAQ Stock Market and Securities and Exchange Commission rules and regulations.

ITEM 11.	Executive Compensation.

The information required by this item is incorporated by reference from the information under the captions “Election of Directors — Compensation of Directors” and “Executive Compensation” contained in the Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation — Equity Compensation Plan Information” contained in the Proxy Statement.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the information under the caption “Election of Directors — Certain Relationships and Related Transactions” contained in the Proxy Statement.

ITEM 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the information under the caption “Ratification of the Appointment of Independent Registered Accounting Firm — Principal Accountant Fees and Services” contained in the Proxy Statement.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this report:

(1) Financial Statements

Reference is made to the Index to Consolidated Financial Statements of Genomic Health under Item 8 of Part II hereof.

(2) Financial Statement Schedules

The following schedule is filed as part of this Form 10-K:

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2009, 2008, and 2007.

All other financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

(3) Exhibits

See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b) Exhibits

Exhibit
No.	Description of Document

3(i)	Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.3 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
3(ii)	Amended and Restated Bylaws of the Company, as amended and restated January 8, 2009 (incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 9, 2009).
4.1	Specimen Common Stock Certificate (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

Exhibit
No.	Description of Document

4.2	Amended and Restated Investors’ Rights Agreement, dated February 9, 2004 between the Company and certain of its stockholders (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10.1#	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10.2#	2001 Stock Incentive Plan and forms of agreements thereunder (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10.3#	2005 Stock Incentive Plan and forms of agreements thereunder (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10.4.1	Sublease Agreement dated June 1, 2001 between the Company and Corixa Corporation (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10.4.2	First Amendment to Sublease Agreement dated October 29, 2003 between the Company and Corixa Corporation (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10.4.3	Second Amendment to Sublease Agreement dated January 31, 2005 between the Company and Corixa Corporation (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10.5†	PCR Patent License Agreement dated February 21, 2005 between the Company and Roche Molecular Systems, Inc. (incorporated by reference to exhibit 10.8 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10.6.1	Master Security Agreement dated March 30, 2005 between the Company and Oxford Finance Corporation (incorporated by reference to exhibit 10.9.1 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10.6.2	Form of Promissory Note (Equipment) issued by the Company in favor of Oxford Finance Corporation (incorporated by reference to exhibit 10.9.2 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10.6.3	Form of Promissory Note (Computers and Software) issued by the Company in favor of Oxford Finance Corporation (incorporated by reference to exhibit 10.9.3 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10.6.4	Schedule of Promissory Notes issued by the Company in favor of Oxford Finance Corporation (incorporated by reference to exhibit 10.6.4 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
10.7	Lease dated September 23, 2005 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.10 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10.8	Lease dated January 2, 2007 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.8 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
10.9#	Form of Non U.S. Employee/Consultant Stock Option Agreement under the Company’s 2005 Stock Incentive Plan (incorporated by reference to exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).
10.10#	Amended and Restated Genomic Health, Inc. 2005 Stock Incentive Plan (incorporated by reference to exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009).
10.11#	Form of Stock Option Agreement (incorporated by reference to exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009).

Exhibit
No.	Description of Document

10.10	Lease dated October 1, 2009 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).
12.1*	Statement Regarding Computation of Ratios.
21.1*	List of Subsidiaries.
23.1*	Consent of independent registered public accounting firm.
24.1*	Power of Attorney (see page 91 of this Form 10-K).
31.1*	Rule 13a — 14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a — 14(a) Certification of the Chief Financial Officer.
32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	Filed herewith.

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act.

†	Confidential treatment has been granted with respect to certain portions of these agreements.

#	Indicates management contract or compensatory plan or arrangement.

Copies of above exhibits not contained herein are available to any stockholder, upon payment of a reasonable per page fee, upon written request to: Chief Financial Officer, Genomic Health, Inc., 301 Penobscot Drive, Redwood City, California 94063.

(c) Financial Statements and Schedules

Reference is made to Item 15(a)(2) above.

SCHEDULE II

GENOMIC HEALTH, INC.

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2009, 2008 and 2007

		Additions
	Balance at	Charged			Balance at
	Beginning of	(Credited) to			End of
	Period	Expenses		Deductions	Period
	(In thousands)

Allowance for Doubtful Accounts:
Year ended December 31, 2009	$881	$1,441		$1,777	$545

Year ended December 31, 2008	$133	$1,343		$595	$881

Year ended December 31, 2007	$510	$(115	)(1)	$262	$133

(1)	Changes in the Company’s estimate of allowance for doubtful accounts resulted in the reduction of bad debt expense for the year ended December 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENOMIC HEALTH, INC.

By:	/s/ Kimberly J. Popovits
Kimberly J. Popovits
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 15, 2010

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

Signature	Title	Date

/s/ Kimberly J. Popovits Kimberly J. Popovits	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2010

/s/ G. Bradley Cole G. Bradley Cole	Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2010

/s/ Randal W. Scott Randal W. Scott, Ph.D.	Executive Chairman of the Board of Directors	March 15, 2010

/s/ Julian C. Baker Julian C. Baker	Director	March 15, 2010

/s/ Brook H. Byers Brook H. Byers	Director	March 15, 2010

/s/ Fred E. Cohen Fred E. Cohen, MD., D. Phil.	Director	March 15, 2010

/s/ Samuel D. Colella Samuel D. Colella	Director	March 15, 2010

Signature	Title	Date

/s/ Ginger L. Graham Ginger L. Graham	Director	March 15, 2010

/s/ Randall S. Livingston Randall S. Livingston	Director	March 15, 2010

/s/ Woodrow A. Myers Woodrow A. Myers Jr., MD	Director	March 15, 2010

EXHIBIT INDEX

Exhibit
No.	Description of Document

3(i)	Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.3 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
3(ii)	Amended and Restated Bylaws of the Company, as amended and restated January 8, 2009 (incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 9, 2009).
4.1	Specimen Common Stock Certificate (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
4.2	Amended and Restated Investors’ Rights Agreement, dated February 9, 2004 between the Company and certain of its stockholders (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10.1#	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10.2#	2001 Stock Incentive Plan and forms of agreements thereunder (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10.3#	2005 Stock Incentive Plan and forms of agreements thereunder (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10.4.1	Sublease Agreement dated June 1, 2001 between the Company and Corixa Corporation (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10.4.2	First Amendment to Sublease Agreement dated October 29, 2003 between the Company and Corixa Corporation (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10.4.3	Second Amendment to Sublease Agreement dated January 31, 2005 between the Company and Corixa Corporation (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10.5†	PCR Patent License Agreement dated February 21, 2005 between the Company and Roche Molecular Systems, Inc. (incorporated by reference to exhibit 10.8 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10.6.1	Master Security Agreement dated March 30, 2005 between the Company and Oxford Finance Corporation (incorporated by reference to exhibit 10.9.1 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10.6.2	Form of Promissory Note (Equipment) issued by the Company in favor of Oxford Finance Corporation (incorporated by reference to exhibit 10.9.2 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10.6.3	Form of Promissory Note (Computers and Software) issued by the Company in favor of Oxford Finance Corporation (incorporated by reference to exhibit 10.9.3 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10.6.4	Schedule of Promissory Notes issued by the Company in favor of Oxford Finance Corporation (incorporated by reference to exhibit 10.6.4 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
10.7	Lease dated September 23, 2005 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.10 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

Exhibit
No.	Description of Document

10.8	Lease dated January 2, 2007 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.8 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
10.9#	Form of Non U.S. Employee/Consultant Stock Option Agreement under the Company’s 2005 Stock Incentive Plan (incorporated by reference to exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).
10.10#	Amended and Restated Genomic Health, Inc. 2005 Stock Incentive Plan (incorporated by reference to exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009).
10.11#	Form of Stock Option Agreement (incorporated by reference to exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009).
10.12	Lease dated October 1, 2009 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).
12.1*	Statement Regarding Computation of Ratios.
21.1*	List of Subsidiaries.
23.1*	Consent of independent registered public accounting firm.
24.1*	Power of Attorney (see page 91 this Form 10-K).
31.1*	Rule 13a — 14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a — 14(a) Certification of the Chief Financial Officer.
32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	Filed herewith.

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act.

†	Confidential treatment has been granted with respect to certain portions of these agreements.

#	Indicates management contract or compensatory plan or arrangement.

Copies of above exhibits not contained herein are available to any stockholder, upon payment of a reasonable per page fee, upon written request to: Chief Financial Officer, Genomic Health, Inc., 301 Penobscot Drive, Redwood City, California 94063.