Form 10-Q
period 2010-03-31
GENOMIC HEALTH INC
filed 2010-05-10
CIK 1131324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 28,780,558 as of April 30, 2010.

GENOMIC HEALTH, INC.
INDEX

PART 1: FINANCIAL INFORMATION
Item 1. Financial Statements
GENOMIC HEALTH, INC.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$8,113	$9,082
Short-term investments	49,617	48,366
Accounts receivable (net of allowance for doubtful accounts; 2010 - $614, 2009 - $545)	12,989	11,123
Prepaid expenses and other current assets	5,533	5,677

Total current assets	76,252	74,248
Property and equipment, net	11,679	12,865
Restricted cash	500	500
Other assets	465	494

Total assets	$88,896	$88,107

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,934	$1,304
Accrued compensation	4,868	6,188
Accrued license fees	2,769	3,016
Accrued expenses and other current liabilities	4,888	5,736
Deferred revenues	3,161	2,238
Notes payable	166	225

Total current liabilities	17,786	18,707
Other liabilities	1,149	891
Commitments (Note 5)
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	249,780	246,383
Accumulated other comprehensive income	6	19
Accumulated deficit	(179,827)	(177,895)

Total stockholders’ equity	69,961	68,509

Total liabilities and stockholders’ equity	$88,896	$88,107

See accompanying notes.

GENOMIC HEALTH, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Product revenues	$40,266	$33,427
Contract revenues	963	469

Total revenues	41,229	33,896
Operating expenses:
Cost of product revenues	8,966	7,827
Research and development	7,793	8,645
Selling and marketing	18,016	14,697
General and administrative	8,327	7,339

Total operating expenses	43,102	38,508

Loss from operations	(1,873)	(4,612)
Interest and other income	108	249
Interest and other expense	(21)	(51)

Loss before income taxes	(1,786)	(4,414)
Provision for income taxes	146	210

Net loss	$(1,932)	$(4,624)

Basic and diluted net loss per share	$(0.07)	$(0.16)

Shares used in computing basic and diluted net loss per share	28,723	28,496

See accompanying notes.

GENOMIC HEALTH, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Operating activities
Net loss	$(1,932)	$(4,624)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,682	1,590
Employee stock-based compensation	2,614	2,520
Non-employee stock-based compensation	14	34
Gain on disposal of property and equipment	(42)	—
Changes in assets and liabilities:
Accounts receivable	(1,866)	(308)
Prepaid expenses and other assets	147	(1,082)
Accounts payable	630	183
Accrued expenses and other liabilities	(837)	(854)
Accrued compensation	(1,320)	357
Deferred revenues	923	(469)

Net cash provided by (used in) operating activities	13	(2,653)

Investing activities
Purchases of property and equipment	(428)	(315)
Purchases of short-term investments	(18,580)	(17,451)
Maturities of short-term investments	17,316	19,600

Net cash provided by (used in) investing activities	(1,692)	1,834

Financing activities
Principal payments of notes payable	(59)	(659)
Proceeds from issuance of common stock under stock plans	769	505

Net cash provided by (used in) financing activities	710	(154)

Net decrease in cash and cash equivalents	(969)	(973)
Cash and cash equivalents at the beginning of the period	9,082	11,171

Cash and cash equivalents at the end of the period	$8,113	$10,198

Cash paid for interest	$6	$51

Cash paid for income taxes	$378	$—

See accompanying notes.

GENOMIC HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
  The Company
     Genomic Health, Inc. (the “Company”) is a life science company focused on the global development and commercialization of genomic- based clinical diagnostic tests for cancer that allow physicians and patients to make individualized treatment decisions. The Company was incorporated in Delaware in August 2000. The Company’s first product, the Oncotype DX breast cancer test, was launched in 2004 and is used for early stage breast cancer patients to predict the likelihood of breast cancer recurrence and the likelihood of chemotherapy benefit. In January 2010, the Company launched its second product, the Oncotype DX colon cancer test, a multigene expression test developed to assess the risk of recurrence in patients with stage II disease.
  Principles of Consolidation
     The condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. The Company has two wholly-owned subsidiaries, Genomic Health International LLC, a European subsidiary that was established in 2009 to support the Company’s international sales and marketing efforts, and Oncotype Laboratories, Inc., which was established in 2003 and is inactive. The functional currency for the Company’s European subsidiary is the U.S. dollar. All significant intercompany balances and transactions have been eliminated.
  Basis of Presentation and Use of Estimates
     The accompanying interim period condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated balance sheet as of March 31, 2010, condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009 and condensed consolidated statements of cash flows for the three months ended March 31, 2010 and 2009 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2009 has been derived from audited financial statements. However, it does not include certain information and notes required by GAAP for complete consolidated financial statements.
     The preparation of financial statements in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
  Revenue Recognition
     The Company derives its revenues from product sales and contract research arrangements. The Company operates in one industry segment. Product revenues have been historically derived solely from the sale of Oncotype DX breast cancer tests. The Company generally bills third-party payors upon generation and delivery of a Recurrence Score report to the physician. As such, the Company takes assignment of benefits and the risk of collection with the third-party payor. The Company usually bills the patient directly for amounts owed after multiple requests for payment have been denied or only partially paid by the insurance carrier. The Company pursues case-by-case reimbursement where policies are not in place or payment history has not been established.
     The Company’s product revenues for tests performed are recognized when the following revenue recognition criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Criterion (1) is satisfied when the Company has an arrangement to pay or a contract with the payor in place addressing reimbursement for the Oncotype DX test. In the absence of such arrangements, the Company considers that criterion (1) is satisfied when a third-party payor pays the Company for the test performed. Criterion (2) is satisfied when the Company performs the test and generates and delivers to the physician, or makes available on its web portal, a Recurrence Score report. Determination of criteria (3) and (4) is based on management’s judgments regarding whether a contractual agreement has been entered into and the fee charged for products or services delivered is fixed or determinable, and the collectibility of those fees under any contract or agreement. When evaluating collectibility, the Company considers whether it has sufficient history to reliably estimate a payor’s individual payment patterns. Based upon at least several months of payment history, the Company reviews the number of tests paid against the number of tests billed and the payor’s outstanding balance for unpaid tests to determine whether payments are being made at a consistently high percentage of tests billed and at appropriate amounts given the contracted payment amount. To the extent all criteria set forth above are not met when test results are delivered, product revenues are recognized when cash is received from the payor.
     As of March 31, 2010, the Company had distributor agreements in over 10 countries outside of the U.S. The distributor provides certain marketing and administrative services for the Company within its territory. As a condition of these agreements, the distributor pays the Company an agreed upon fee per test and the Company processes the tests. The same revenue recognition criteria described above generally apply to tests received through international distributors. Product revenues for tests performed are recognized on an accrual basis when the following revenue recognition criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. To the extent all criteria set forth above are not met when test results are delivered, product revenues are generally recognized when cash is received from the distributor.
     From time to time, the Company receives requests for refunds of payments, generally due to overpayments made by third-party payors. Upon becoming aware of a refund request, the Company establishes an accrued liability for tests covered by the refund request until such time as the Company determines whether or not a refund is due. Accrued refunds were $817,000 and $757,000 at March 31, 2010 and December 31, 2009, respectively.
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
  Allowance for Doubtful Accounts
     The Company accrues an allowance for doubtful accounts against its accounts receivable based on estimates consistent with historical payment experience. Bad debt expense is included in general and administrative expense on the Company’s condensed consolidated statements of operations. Accounts receivable are written off against the allowance when the appeals process is exhausted, when an unfavorable coverage decision is received or when there is other substantive evidence that the account will not be paid. As of March 31, 2010 and December 31, 2009, the Company’s allowance for doubtful accounts was $614,000 and $545,000, respectively. Write-offs for doubtful accounts of $410,000 and $322,000 were recorded against the allowance during the three months ended March 31, 2010 and 2009, respectively. Bad debt expense was $479,000 and $145,000 for the three months ended March 31, 2010 and 2009, respectively.
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
  Recently Issued Accounting Pronouncements
     In October 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that amends existing guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provides guidance for allocating and recognizing revenue based on those separate deliverables. The guidance is expected to result in more multiple-deliverable arrangements being separable than under current guidance and is required to be applied prospectively to new or significantly modified revenue arrangements. This guidance, for which the Company is currently assessing the impact on its financial condition and results of operations, will become effective for the Company on January 1, 2011.
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

	Three Months Ended
	March 31,
	2010	2009
	(In thousands, except per
	share amounts)
Net loss	$(1,932)	$(4,624)

Weighted-average net common shares outstanding for basic and diluted loss per share	28,723	28,496

Basic and diluted net loss per share	$(0.07)	$(0.16)

Outstanding dilutive securities not included in diluted net loss per share calculation (at end of period):
Options to purchase common stock	5,631,370	4,709,152

  Comprehensive Loss
     The Company reports comprehensive loss and its components as part of total stockholders’ equity.

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Net loss	$(1,932)	$(4,624)
Change in unrealized gain on available-for-sale securities	(13)	113

Comprehensive loss	$(1,945)	$(4,511)

Note 3. Fair Value Measurements
     The Company measures certain financial assets, including cash equivalents and available-for-sale securities, at their fair value. The fair value of these financial assets was determined based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:
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
     The Company did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis at March 31, 2010 or December 31, 2009. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and considers factors specific to the asset or liability. The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009 by level within the fair value hierarchy:

	Actively Quoted		Significant
	Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Balance at
	Level 1	Level 2	Level 3	March 31, 2010
	(In thousands)
As of March 31, 2010
Assets
Money market deposits	$5,938	$—	$—	$5,938
U.S. Treasury securities	7,802	—	—	7,802
Debt securities of U.S. government-sponsored entities	—	41,815	—	41,815

	Actively Quoted		Significant
	Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Balance at
	Level 1	Level 2	Level 3	December 31, 2009
	(In thousands)
As of December 31, 2009
Assets
Money market deposits	$6,011	$—	$—	$6,011
U.S. Treasury securities	4,546	—	—	4,546
Debt securities of U.S. government-sponsored entities	—	44,820 (1)	—	44,820 (1)

(1)	Includes a $1.0 million debt security that matured within three months of December 31, 2009 and was classified as cash equivalents on the condensed consolidated balance sheets
     The Company’s debt securities of U.S. government-sponsored entities are classified as Level 2 as they are valued using multi-dimensional relational pricing models that use observable market inputs, including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data. Not all inputs listed are available for use in the evaluation process on any given day for each security evaluation. In addition, market indicators, industry and economic events are monitored and may serve as a trigger to acquire further corroborating market data. There were no transfers between Level 1 and Level 2 categories during the three months ended March 31, 2010.
     The following tables illustrate the Company’s available-for-sale securities as of the dates indicated:

	March 31, 2010
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Debt securities of U.S. government-sponsored entities	$41,809	$11	$(5)	$41,815
U.S. Treasury securities	7,802	1	(1)	7,802

Total	$49,611	$12	$(6)	$49,617

	December 31, 2009
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Debt securities of U.S. government-sponsored entities	$43,800	$29	$(9)	$43,820
U.S. Treasury securities	4,547	—	(1)	4,546

Total	$48,347	$29	$(10)	$48,366

     The Company had no realized gains or losses on its available-for-sale securities for three months ended March 31, 2010 and 2009, respectively.
     As of March 31, 2010, all of the Company’s available-for-sale securities had contractual maturities of one year or less.
Note 4. Collaboration and Commercial Technology Licensing Agreements
     The Company has entered into a variety of collaboration and specimen transfer agreements relating to its development efforts. The Company recorded collaboration expenses of $596,000 and $604,000 for the three months ended March 31, 2010 and 2009, respectively, relating to services provided in connection with these agreements. In addition to these expenses, some of the agreements contain provisions for royalties from inventions resulting from these collaborations. The Company has specified options and rights relating to joint inventions arising out of the collaborations.
     The Company is a party to various agreements under which it licenses technology on a nonexclusive basis in the field of human diagnostics. Access to these licenses enables the Company to process its Oncotype DX tests. While certain agreements contain provisions for fixed annual payments, license fees are generally calculated as a percentage of product revenues, with rates that vary by agreement and may be tiered, and payments that may be capped at annual minimum or maximum amounts. The Company recognized costs recorded under these agreements of $2.9 million and $2.3 million for the three months ended March 31, 2010 and 2009, respectively, which were included in cost of product revenues.
     At March 31, 2010, future fixed annual payments, exclusive of royalty payments, relating to the launch and commercialization of Oncotype DX breast cancer tests and Oncotype DX colon cancer tests totaled $2.3 million and were payable as follows:

	Oncotype Dx	Oncotype Dx	Total Fixed Future
	Breast Cancer	Colon Cancer	Annual Payments
	(In thousands)
Payment Due:
January 2011	$475	$200	$675
January 2012	—	300	300
January 2013	—	450	450
January 2014	—	450	450
January 2015	—	450	450

Total	$475	$1,850	$2,325

     These payments are recorded in cost of product revenues as license fees. Expense for payments included in the table above is recorded ratably over the year before the relevant payment is due. If at any time the Company discontinues the sale of these products, no future annual payments will be payable and the Company will have no further obligation under these agreements.
Note 5. Commitments
  Notes Payable
     In March 2005, the Company entered into an arrangement to finance the acquisition of laboratory and office equipment, computer hardware and software and leasehold improvements. In connection with this arrangement, the Company granted the lender a security interest in the assets purchased with the borrowed amounts. The Company can prepay all, but not part of, the amounts outstanding under the arrangement so long as the Company also pays a 4% premium on the outstanding principal balance. At March 31, 2010, outstanding payments under this arrangement aggregated $173,000, reflecting an outstanding notes payable principal balance of $166,000 at an annual interest rate of 11.30%, which is scheduled to be paid in full by November 2010. According to the terms of the arrangement, the Company is required to notify the lender if there is a material adverse change in its financial condition, business or operations. The Company believes it has complied with all the material covenants of the financing arrangement as of March 31, 2010.
  Lease Obligations
     In September 2005, the Company entered into a non-cancelable lease for 48,000 square feet of laboratory and office space that the Company currently occupies in Redwood City, California. The lease expires in February 2012, with an option for the Company to extend the lease for an additional five years. The agreement included lease incentive obligations of $834,000 that are being amortized on a straight-line basis over the life of the lease. In connection with this lease, the Company was required to secure a $500,000 letter of credit, which is classified as restricted cash on the condensed consolidated balance sheets.
     In January 2007, the Company entered into a non-cancelable lease for an additional 48,000 square feet of office space in a nearby location. The lease expires in February 2012, with an option for the Company to extend the term of the lease for an additional five years. The agreement included lease incentive obligations of $283,000 that are being amortized on a straight-line basis over the life of the lease. In connection with this lease, the Company paid a $151,000 cash security deposit, which is included in other assets on the condensed consolidated balance sheets.
     In October 2009, the Company entered into a non-cancelable agreement to lease an additional 30,500 square feet of office space near the locations the Company currently occupies. The lease commences April 1, 2010 and expires in March 2018, with an option for the Company to extend the term of the lease for an additional five years. The agreement includes lease incentive obligations of $307,000 which will be amortized on a straight-line basis over the life of the lease. In connection with this lease, the Company paid a $183,000 cash security deposit, which is included in other assets on the condensed consolidated balance sheets.
     Future non-cancelable commitments under these operating leases at March 31, 2010 were as follows:

Annual
Payments
(In thousands)
Years Ending December 31,
2010 (remainder of the year)	$1,683
2011	2,331
2012	915
2013	644
2014	662
2015 and thereafter	2,299

Total minimum payments	$8,534

     In May 2010, the Company’s European subsidiary entered into a non-cancelable lease for approximately 2,500 square feet of office space in Geneva, Switzerland. The lease, which commences June 1, 2010, has a term of five years. The lease requires aggregate rent payments of approximately $57,000 in 2010, $98,000 in each of 2011, 2012, 2013 and 2014, and $41,000 in 2015, which are not included in the table above. In connection with this lease, the Company’s European subsidiary was required to pay a security deposit of approximately $93,000.
Note 6. Stock-Based Compensation
     The Company values its stock option grants using the Black-Scholes option valuation model. The Company recorded employee stock-based compensation expense of $2.6 million and $2.5 million for the three months ended March 31, 2010 and 2009, respectively. Employee stock-based compensation expense was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Employee stock-based compensation expense includes expense related to options granted to outside directors of the Company. The following table presents the impact of employee stock-based compensation expense on selected statements of operations line items for the periods indicated:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Cost of product revenues	$93	$93
Research and development	707	770
Selling and marketing	813	797
General and administrative	1,001	860

Total stock-based compensation expense	$2,614	$2,520

     Employee stock-based compensation expense represents expense related to stock options granted on or after January 1, 2006, as well as stock options granted prior to, but not yet vested as of, January 1, 2006. As of March 31, 2010, total unrecognized compensation expense related to unvested stock options, net of estimated forfeitures, was $22.1 million. The Company expects to recognize this expense over a weighted-average period of 34 months.
     Valuation Assumptions
     Option valuation models require the input of highly subjective assumptions that can vary over time. The Company’s assumptions regarding expected volatility are based on the historical volatility of the Company’s common stock. The expected life of options granted is estimated based on historical option exercise data and assumptions related to unsettled options. The risk-free interest rate is estimated using published rates for U.S. Treasury securities with a remaining term approximating the expected life of the options granted. The Company uses a dividend yield of zero as it has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future. The Company granted options to purchase 1.1 million and 127,200 shares of common stock to employees during the three months ended March 31, 2010 and 2009, respectively. The weighted-average fair values and the assumptions used in calculating such values for stock options granted during these periods were as follows:

	Three Months Ended
	March 31,
	2010	2009
Expected volatility	53%	56%
Risk-free interest rate	2.59%	1.81%
Expected life of options in years	5.86	5.86
Weighted-average fair value	$8.92	$10.76
     Stock Options Exercised
     For the three months ended March 31, 2010, the Company issued 94,511 shares of common stock in connection with the exercise of stock options with a weighted-average exercise price of $8.14 per share. For the three months ended March 31, 2009, the Company issued 60,290 shares of common stock in connection with the exercise of stock options with a weighted-average exercise price of $8.37 per share.
Note 7. Income Tax
     The Company recorded provision for income taxes of $146,000 and $210,000 for the three months ended March 31, 2010 and 2009, respectively. The Company’s provision for income taxes for the three months ended March 31, 2010 was computed using the “discrete” (or “cut-off”) method, and was principally comprised of California alternative minimum tax, other state income taxes and foreign taxes. The Company’s provision for income taxes for the three months ended March 31, 2009 was based on the Company’s estimated taxable income for that year, and was principally comprised of federal alternative minimum tax and California income tax. The change in tax computation method was made prospectively and was due to the impact of expected quarterly earnings volatility on the Company’s ability to reliably forecast an effective tax rate for 2010. The difference of income tax expense between the provision and the statutory rate of the Company’s loss before income taxes and provision actually recorded was primarily due to the impact of nondeductible stock-based compensation expenses. For federal tax purposes, the provision was offset by the net operating loss carry-forwards that eliminate the federal regular and alternative minimum amounts.
     The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until sufficient evidence exists to support the reversal of all or some portion of these allowances. Should the actual timing tax differences differ from the Company’s estimates, the amount of its valuation allowance could be materially impacted.
     The Company had $685,000 of unrecognized tax benefits at both March 31, 2010 and December 31, 2009. The Company does not anticipate a material change in its unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

     The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense when and if incurred. As of March 31, 2010, the Company had not recognized any tax-related penalties or interest in its consolidated balance sheets or statements of operations. All tax years from 2000 forward remain subject to future examination by federal, state and foreign tax authorities.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our expectation that, for the foreseeable future, substantially all of our revenues will be derived from the Oncotype DX breast cancer test; the factors that may impact our financial results; the extent and duration of our net losses and our ability to achieve or maintain profitability; our ability to recognize revenues other than on a cash basis; our expectations regarding the receipt of certain delayed payments; our business strategy and our ability to achieve our strategic goals; our expectations regarding product revenues; the amount of future revenues that we may derive from Medicare patients or categories of patients; our plans to pursue reimbursement on a case-by-case basis; our ability, and expectations as to the amount of time it will take, to achieve successful reimbursement from third-party payors and government insurance programs for new tests or markets, including for Oncotype DX for N+ breast cancer patients, Oncotype DX for colon cancer, or for patients outside of the U.S.; our expectations regarding our international expansion and opportunities, and our expectations regarding revenues from international sales; our intent to enter into additional foreign distribution arrangements; the factors we believe to be driving demand for the Oncotype DX breast cancer test and our ability to sustain or increase such demand; our success in increasing patient and physician demand as a result of our direct sales approach; plans for enhancements of Oncotype DX to address different patient populations of breast cancer; plans for, and the timeframe for the development or commercial launch of, future tests addressing different patient populations or other cancers; the factors that we believe will drive the establishment of coverage policies; the capacity of our clinical reference laboratory to process tests and our expectations regarding capacity; our dependence on collaborative relationships and the success of those relationships; whether any tests will result from our collaborations; the applicability of clinical results to actual outcomes; our estimates and assumptions with respect to disease incidence; our plans with respect to potential tests for ductal carcinoma in situ, or other cancers or for patients treated with aromatase inhibitors or other treatments; the occurrence, timing, outcome or success of clinical trials or studies; our intention to plan additional development or clinical studies; our expectations regarding the timing of publication of research results; the benefits of our technology platform; the economic benefits of our test to the healthcare system; the ability of our test to impact treatment decisions; our beliefs regarding our competitive benefits; our belief that multi-gene analysis provides better analytical information; our expectations regarding clinical development processes future tests may follow; our beliefs regarding the benefits of individual gene reporting; the level of investment in our sales force; our expectations regarding our general and administrative, sales and marketing and research and development expense levels and our anticipated uses of those funds; our expectations regarding capital expenditures; our ability to comply with the requirements of being a public company; our ability to attract and retain experienced personnel; the adequacy of our product liability insurance; how we intend to spend our existing cash and cash equivalents and how long we expect our existing cash to last; our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing; our expected future sources of cash; our plans to borrow additional amounts under existing or new financing arrangements; our expectations regarding our needs to use equipment financing as a funding source; our belief that we are in material compliance with financial covenants; our expectations regarding repayment of debt or incurrence of additional debt; our compliance with federal, state and foreign regulatory requirements; the potential impact resulting from the regulation of Oncotype DX by the U.S. Food and Drug Administration, or FDA, and our belief that Oncotype DX is properly regulated under the Clinical Laboratory Improvement Amendments of 1988, or CLIA; the impact of new or changing policies, regulation or legislation on our business; our belief that we have taken reasonable steps to protect our intellectual property; our strategies regarding filing additional patent applications to strengthen our intellectual property rights; the impact of changing interest rates; our beliefs regarding our unrecognized tax benefits; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; the impact of the economy on our business, patients and payors; our expectations regarding the impact of the economic environment on our liquidity and our investments; and anticipated trends and challenges in our business and the markets in which we operate.

     Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A of this report, as well as our ability to develop and commercialize new products; the risk of unanticipated delays in research and development efforts; the risk that we may not obtain reimbursement for our existing tests and any future tests we may develop; the risks and uncertainties associated with the regulation of our tests by FDA; the impact of legislation on our business; our ability to compete against third parties; our ability to obtain capital when needed; the economic environment; and our history of operating losses. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to update any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
     In this report, all references to “Genomic Health,” “we,” “us,” or “our” mean Genomic Health, Inc.
     Genomic Health, the Genomic Health logo, Oncotype, Oncotype DX and Recurrence Score are trademarks or registered trademarks of Genomic Health, Inc. We also refer to trademarks of other corporations and organizations in this report.
Business Overview
     We are a life science company focused on the global development and commercialization of genomic-based clinical diagnostic tests for cancer that allow physicians and patients to make individualized treatment decisions. Our Oncotype DX platform utilizes quantitative genomic analysis in standard tumor pathology specimens to provide tumor-specific information, or the “oncotype” of a tumor, In January 2004, we launched our first Oncotype DX test, which is used to predict the likelihood of cancer recurrence and the likelihood of chemotherapy benefit in early stage breast cancer patients. The list price of our Oncotype DX breast cancer test is $3,975. In January 2010, we launched our second Oncotype DX test, which is used to predict the likelihood of cancer recurrence in stage II colon cancer patients. The list price for our Oncotype DX colon cancer test is $3,200. Substantially all of our historical revenues have been derived from the sale of Oncotype DX breast cancer tests ordered by physicians in the U.S.
     For the three months ended March 31, 2010, more than 13,310 Oncotype DX test reports were delivered for use in treatment planning, compared to more than 11,210 test reports delivered for the three months ended March 31, 2009. More than 20% of our test volume for the three months ended March 31, 2010 was from markets other than the U.S. node-negative, or N-, breast cancer market, including U.S. patients with node positive, or N+, breast cancer disease, international breast cancer patients, and colon cancer patients. All of our tests are conducted at our clinical reference laboratory in Redwood City, California. Our current clinical reference laboratory processing capacity is approximately 17,000 tests per calendar quarter. As test processing for our Oncotype DX breast and colon cancer tests is essentially the same, except that the tests use different RNA extraction methods, we believe that we currently have sufficient capacity to process both of our tests.
     Oncotype DX Breast Cancer Test
     We believe increased demand for our Oncotype DX breast cancer test resulted from our ongoing commercial efforts, continued publication of peer-reviewed articles on studies we sponsored, conducted or collaborated on that support the use of and reimbursement for the test, clinical presentations at major symposia, and the inclusion of our breast cancer test in clinical practice guidelines. However, this increased demand is not necessarily indicative of future growth rates, and we cannot assure you that this level of increased demand can be sustained or that publication of articles, future appearances or presentations at medical conferences or increased commercial efforts will have a similar impact on demand for our breast cancer test in the future. We have in the past, and may in the future, experience slower sequential growth in demand for our test in the second and third calendar quarters, which we believe may be attributed to physicians, surgeons and patients scheduling vacations during this time. Sequential quarterly demand for our breast cancer test may also be impacted by other factors, including the economic environment and continued high unemployment levels, our shift in commercial focus to launch the Oncotype DX colon cancer test or any future products we may develop, and the number of clinical trials in process by cooperative groups or makers of other tests conducting experience studies.
     We depend upon third-party payors to provide reimbursement for our test. Accordingly, we have focused substantial resources on obtaining reimbursement coverage from third-party payors. Several large national third-party payors, a number of regional payors, and the local Medicare carrier for California with jurisdiction for claims submitted by us for Medicare patients, have issued positive coverage determinations for our Oncotype DX breast cancer test for patients with N-, estrogen receptor positive, or ER+, disease through contracts, agreements or policy decisions.
     Sequential quarterly growth in Oncotype DX breast cancer tests delivered for N- patients declined slightly during the three months ended March 31, 2010, compared with the three months ended December 31, 2009. This decline was offset by sequential quarterly growth in tests delivered for N+, ER+ patients, which we believe is primarily due to recently published positive clinical data regarding the usage of the Oncotype DX breast cancer test in N+ patients and our resulting shift in commercial focus to the N+ market. While some payors provide policy coverage for the use of our test in patients with lymph node micro-metastasis (greater than 0.2 mm, but not greater than 2.0 mm in size), a substantial portion of our existing reimbursement coverage has been limited to women with early stage N-, ER+ breast cancer. Effective June 28, 2009, the local carrier with jurisdiction for claims submitted by us for Medicare patients extended its coverage for our breast cancer test to include ER+ patients with N+ disease (up to three positive lymph nodes). However, we may not be able to obtain additional reimbursement coverage from other payors for our test for breast cancer patients with N+, ER+ disease.
     In January 2010, we hired 8 U.S. sales representatives, increasing our domestic sales force to a total of 88 sales representatives. We have also continued to expand internationally. As of March 31, 2010, we had established exclusive distribution agreements for our Oncotype DX breast cancer test with distributors in over 10 countries outside of the U.S. In May 2010, we secured reimbursement coverage from a payor in the United Kingdom, the first private insurer in Europe to cover our breast cancer test. We also began receiving reimbursement for certain pre-authorized claims in Ontario, Canada. We have completed or initiated multiple international clinical studies intended to support the adoption of our breast cancer test outside of the U.S. While we plan to use essentially the same business model as we use in the U.S., there are significant differences between countries that need to be considered. For example, different countries may have a public healthcare system, a combination of public and private healthcare systems or a cash-based payment system. We may decide to work directly on our own in certain countries while continuing to utilize distribution agreements in other countries. Although we have continued to expand our sales, marketing and reimbursement efforts outside the U.S., we do not expect international product revenues to comprise more than 10% of our total revenues for at least the next year or more.
     Oncotype DX Colon Cancer Test
     We expect to focus substantial resources on obtaining adoption of and reimbursement for our Oncotype DX colon cancer test, which we launched in January 2010. We believe the key factors that will drive adoption of this test include our continued publication of peer-reviewed articles on studies we sponsored, conducted or collaborated on that support the use of and reimbursement for the test, clinical presentations at major symposia and our ongoing commercial efforts. We are working with public and private payors and health plans to secure coverage for our colon cancer test based upon clinical evidence showing the utility of the test. We may need to hire additional scientific, technical and other personnel to support this process.
     We have obtained only limited reimbursement coverage from third-party payors for our Oncotype DX colon cancer test. As a new test, our colon cancer test may be considered investigational by payors and therefore may not be covered under their reimbursement policies. Consequently, we intend to pursue case-by-case reimbursement and expect that the test will continue to be reviewed on this basis until policy decisions have been made by individual payors. We believe it may take several years to achieve reimbursement with a majority of third-party payors. However, we cannot predict whether, or under what circumstances, payors will reimburse for our test. Based upon our experience in obtaining adoption of and reimbursement for our Oncotype DX breast cancer test, we do not expect product revenues from our colon cancer test to comprise more than 10% of our total revenues for at least the next year or more.
     In March 2010, we initiated a second stage II colon cancer recurrence study. We are planning additional studies to support the clinical utility and assess the treatment impact and health economic benefit of our colon cancer test.
     Product Pipeline
     We are investigating the utility of Oncotype DX in patients with ductal carcinoma in situ, or DCIS, which generally refers to a pre-invasive tumor with reduced risk of recurrence. In March 2010, we presented positive results from a DCIS breast cancer feasibility study demonstrating that ribonucleic acid, or RNA, extraction and reverse transcription polymerase chain reaction reaction, or RT-PCR, technology can be successfully performed to assess gene expression profiles from fixed paraffin-embedded, or FPE, tissues. We plan to evaluate the use of the Oncotype DX 21-gene breast cancer panel and also seek to identify other genes that may be used for treatment planning in DCIS. We plan to continue conducting early development tests to evaluate our colon cancer test for treatment planning in stage III disease, and we are also conducting studies to investigate our colon cancer test’s ability to predict chemotherapy benefit in stage II and stage III colon cancer patients treated with oxaliplatin. In mid-2010, we expect to report results from our first renal gene identification study under our collaboration agreement with Pfizer Inc. for the development of a genomic test to estimate the risk of recurrence following surgery for patients with stage I-III renal carcinoma, clear cell type, that has not spread to other parts of the body. We also are conducting our first prostate gene identification study and expect to report those results in late 2010.

     Economic Environment
     Continuing concerns over prolonged high unemployment levels, the availability and cost of credit, the U.S. mortgage market, the U.S. real estate market, Federal budget proposals, inflation, deflation, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the global economy and expectations of slower global economic growth going forward. These factors, combined with declines in business and consumer confidence and a volatile stock market, have precipitated an economic slowdown and recession. We have evaluated the impact of this environment on our cash management, cash collection activities and volume of tests delivered.
     As of the date of this report, we have not experienced a loss of principal on any of our investments, and we expect that we will continue to be able to access or liquidate these investments as needed to support our business activities. From time to time, we monitor the financial position of our significant third-party payors, which include Medicare and managed care companies. As of the date of this report, we do not expect the current economic environment to have a material negative impact on our ability to collect payments from third-party payors in the foreseeable future. The economic slowdown had a negative impact on sequential quarterly growth in tests delivered during the three months ended March 31, 2010, compared with the three months ended December 31, 2009, particularly in areas of the U.S. with high unemployment levels where patients have lost healthcare coverage, delayed medical checkups or are unable to pay for our test. We intend to continue to assess the impact of the economic environment on our business activities. If the economic climate in the U.S. does not improve or continues to deteriorate, the volume of tests delivered could continue to be negatively impacted and we could experience lower revenues.
     U.S. Healthcare Legislation
     The recently enacted Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or, collectively, the PPACA, makes changes that are expected to significantly impact the pharmaceutical and medical device industries. The PPACA contains a number of provisions designed to generate the revenues necessary to fund expanded health insurance coverage, including new fees or taxes on certain health-related industries, including medical device manufacturers. Beginning in 2013, each medical device manufacturer will have to pay sales tax in an amount equal to 2.3 percent of the price for which such manufacturer sells its medical devices. Though there are some exceptions to the tax, it may apply to some or all of our current products and products in development if they are classified in the future as in vitro diagnostic multivariate index assays, or IVDMIAs, by FDA. The PPACA also mandates a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule, in addition to a productivity adjustment to the Clinical Laboratory Fee Schedule. In addition, the PPACA establishes a board that is charged with reducing the per capita rate of growth in Medicare spending. These reductions in payments may apply to some or all of our clinical laboratory tests delivered to Medicare beneficiaries.
     We are monitoring the impact of the PPACA in order to enable us to determine the trends and changes that may be necessitated by the legislation that may potentially impact on our business over time.
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
     As of March 31, 2010, we had distributor agreements in over 10 countries outside of the U.S. The distributor provides us with certain marketing and administrative services within its territory. As a condition of these agreements, the distributor pays us an agreed upon fee per test and we process the tests. The same revenue recognition criteria described above generally apply to tests received through international distributors. Product revenues for tests performed are recognized on an accrual basis when the following revenue recognition criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. To the extent all criteria set forth above are not met when test results are delivered, product revenues are generally recognized when cash is received from the distributor.
     From time to time, we receive requests for refunds of payments, generally due to overpayments made by third-party payors. Upon becoming aware of a refund request, we establish an accrued liability for tests covered by the refund request until such time as we determine whether or not a refund is due. If we determine that a refund is due, we credit cash and reduce the accrued liability. Accrued refunds were $817,000 and $757,000 at March 31, 2010 and December 31, 2009, respectively.
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
  Allowance for Doubtful Accounts
     We accrue an allowance for doubtful accounts against our accounts receivable based on estimates consistent with historical payment experience. Our allowance for doubtful accounts is evaluated quarterly and adjusted when trends or significant events indicate that a change in estimate is appropriate. As of March 31, 2010 and December 31, 2009, our allowance for doubtful accounts was $614,000 and $545,000, respectively.
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
     All potential future product programs outside of breast and colon cancer are in the research or early development phase. Although we have estimated the time frame in which some of these products may be brought to market, the timing is uncertain given the technical challenges and clinical variables that exist between different types of cancers. We maintain information regarding costs incurred for activities performed under certain contracts with biopharmaceutical and pharmaceutical companies. However, we do not generally record or maintain information regarding costs incurred in research and development on a program-specific basis. Our research and development staff and associated infrastructure resources are deployed across several programs. Many of our costs are thus not attributable to individual programs. As a result, we are unable to determine the duration and completion costs of our research and development programs or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product.

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
Results of Operations
     Three Months Ended March 31, 2010 and 2009
     We recorded a net loss of $1.9 million for the three months ended March 31, 2010 compared to a net loss of $4.6 million for the three months ended March 31, 2009. On a basic and diluted per share basis, net loss was $0.07 for the three months ended March 31, 2010 compared to $0.16 for the three months ended March 31, 2009. We may incur net losses in future periods due to future spending, and we do not expect to achieve sustained profitability for at least the next year or more.
     Revenues
     Total revenues increased 22% to $41.2 million for the three months ended March 31, 2010, compared to $33.9 million for the three months ended March 31, 2009. We derive our revenues primarily from product sales and, to a lesser extent, from contract research arrangements. We operate in one industry segment. As of March 31, 2010, all of our product revenues have been derived solely from the sale of our Oncotype DX breast cancer test. Payors are billed upon generation and delivery of a Recurrence Score report to the physician. Product revenues are recorded on a cash basis unless a contract or arrangement is in place with the payor at the time of billing and collectibility is reasonably assured. Contract revenues are derived from studies conducted with biopharmaceutical and pharmaceutical companies and are recorded as contractual obligations are completed.

	For the Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Product revenues	$40,266	$33,427
Contract revenues	963	469

Total revenues	$41,229	$33,896

Quarter over quarter dollar increase in product revenues	$6,839
Quarter over quarter percentage increase in product revenues	20%
     The $6.8 million, or 20%, increase in product revenues resulted from an increase in test volume, expanded reimbursement coverage, an increase in the amount of revenue recognized per test, and an increase in revenues recorded on an accrual basis. Approximately $21.7 million, or 54%, of product revenues for the three months ended March 31, 2010 were recorded on an accrual basis and recognized at the time the test results were delivered, compared to $16.7 million, or 50%, of product revenues for the three months ended March 31, 2009. For both periods, the balance of product revenues was recognized upon cash collection as payments were received. During the three months ended March 31, 2010, we began receiving payments from two third-party payors that were delayed during the three months ended December 31, 2009, The delays resulted from interruptions in payments due to contract and documentation requirements, which have since been resolved. These payments, which we expect to continue receiving in the second quarter of 2010, are being recognized as product revenues when received. The timing of recognition of revenues related to these and other third-party payments may cause fluctuations in product revenues from period to period.
     Product revenues on behalf of Medicare patients were $8.3 million, or 21%, of product revenues for the three months ended March 31, 2010, compared to $6.6 million, or 20%, of product revenues for the three months ended March 31, 2009. There were no other third party payors with product revenues of 10% or more for these periods. International product revenues increased 44% to $1.9 million, or 5%, of total product revenues for the three months ended March 31, 2010 from $1.3 million, or 4%, of total product revenues for the three months ended March 31, 2009.
      The $494,000 increase in contract revenues was due to an increase in ongoing activities related to our collaboration with Pfizer Inc. We expect that our contract revenues will continue to fluctuate based on the timing and number of studies being conducted.
  Cost of Product Revenues

	For the Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Tissue sample processing costs	$5,953	$5,427
Stock-based compensation	93	93

Total tissue sample processing costs	6,046	5,520
License fees	2,920	2,307

Total cost of product revenues	$8,966	$7,827

Quarter over quarter dollar increase	$1,139
Quarter over quarter percentage increase	15%
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
     The $526,000, or 10%, increase in tissue sample processing costs was driven primarily by a 19% increase in test volume, partially offset by cost controls and efficiency gains. The $613,000, or 27%, increase in license fees included higher royalties due to an increase of $6.8 million, or 20%, in product revenues recognized. While license fees are generally calculated as a percentage of product revenues, the percentage increase in license fees does not correlate exactly to the percentage increase in product revenues because certain agreements contain provisions for fixed annual payments and other agreements have tiered rates and payments that may be subject to annual minimum or maximum amounts. In addition, license fees for the three months ended March 31, 2010 included a $150,000 fixed annual payment to one of our collaborators that was triggered by the January 2010 launch of our Oncotype DX colon cancer test. We expect the cost of product revenues to increase in future periods to the extent we process more tests.
  Research and Development Expenses

	For the Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Personnel-related expenses	$4,093	$4,709
Stock-based compensation	707	770
Reagents and laboratory supplies	373	430
Collaboration expenses	564	604
Infrastructure and all other costs	2,056	2,132

Total research and development expenses	$7,793	$8,645

Quarter over quarter dollar decrease	$(852)
Quarter over quarter percentage decrease	(10%)
     Research and development expenses represent costs incurred to develop our technology and carry out clinical studies and include personnel-related expenses, reagents and supplies used in research and development laboratory work, infrastructure expenses, including allocated facility occupancy and information technology costs, contract services and other outside costs. Research and development expenses also include costs related to activities performed under contracts with biopharmaceutical and pharmaceutical companies.
     The $852,000, or 10%, decrease in research and development expenses included a $616,000 decrease in personnel-related expenses, a $76,000 decrease in infrastructure and all other costs, a $63,000 decrease in stock-based compensation, a $57,000 decrease in reagents and laboratory supplies and a $40,000 decrease in collaboration expenses. These decreases were due primarily to cost controls, efficiency gains and the movement of our Oncotype DX colon cancer test from development in the first half of 2009 to commercialization in the last half of 2009 and product launch in January 2010. We expect our research and development expenses to increase in future periods due to the initiation of additional studies related to our colon test and increased investment in our product pipeline for breast, colon, renal, prostate and other cancers.
  Selling and Marketing Expenses

	For the Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Personnel-related expenses	$8,895	$7,272
Stock-based compensation	813	797
Promotional and marketing materials	3,546	2,510
Travel, meetings and seminars	2,179	2,058
Infrastructure and all other costs	2,583	2,060

Total sales and marketing expenses	$18,016	$14,697

Quarter over quarter dollar increase	$3,319
Quarter over quarter percentage increase	23%
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
     The $3.3 million, or 23%, increase in selling and marketing expenses was due primarily to a $1.6 million increase in personnel-related expenses, reflecting the addition of 8 domestic field sales representatives in January 2010 and higher consulting and other expenses related to our international expansion efforts, a $1.0 million increase in promotional field and marketing expenses for materials related to our colon product launch and international expansion, and a $523,000 increase in infrastructure expenses, including allocations for information technology, recruiting and other expenses. We expect selling and marketing expenses to increase in future periods due to our efforts to establish adoption of and reimbursement for our Oncotype DX colon cancer test and the expansion of our commercial efforts in international markets.
General and Administrative Expenses

	For the Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Personnel-related expenses	$5,222	$4,806
Stock-based compensation	1,001	860
Professional fees and all other costs	2,104	1,673

Total general and administrative expenses	$8,327	$7,339

Quarter over quarter dollar increase	$988
Quarter over quarter percentage increase	13%
     Our general and administrative expenses consist primarily of personnel-related expenses and professional fees and other costs, including intellectual property defense and prosecution costs, billing and collection costs, bad debt expense and other professional and administrative costs and related infrastructure expenses, including allocated facility occupancy and information technology costs.

     The $988,000, or 13%, increase in general and administrative expenses was due primarily to a $416,000 increase in personnel-related expenses, including additional in-house legal staff, a $334,000 increase in bad debt expense related to growth in our aged accounts receivable balance, a $236,000 increase in billing and collection fees related to increases in the number of tests processed and cash collections, a $160,000 increase in infrastructure expense and a $141,000 increase in stock-based compensation expense, partially offset by a $249,000 decrease in outside legal fees. We expect general and administrative expenses to increase in future periods as we hire additional staff and incur other expenses to support the growth of our business and to the extent we spend more on fees for billing and collections as we process more tests.
Interest and Other Income
     Interest and other income was $108,000 for the three months ended March 31, 2010 compared to $249,000 for the three months ended March 31, 2009. The $141,000 decrease was primarily due to lower market yields on our investment portfolio. We expect our interest income will remain low if the current low interest rate environment continues.
Interest and Other Expense
     Interest and other expense was $21,000 for the three months ended March 31, 2009 compared to $51,000 for the three months ended March 31, 2009. The $30,000 decrease was due primarily to $46,000 in lower interest expense due to lower average balances on our equipment financing notes as we paid them down, partially offset by $16,000 in net realized foreign exchange transaction losses. We expect our interest expense to decline as we continue to make payments on the notes, which are scheduled to be paid in full by November 2010. We do not anticipate using additional equipment financing as a funding source in the next twelve months.
Income Tax Expense
     Income tax expense was $146,000 for the three months ended March 31, 2010 compared to $210,000 for the three months ended March 31, 2009. Income tax expense for the three months ended March 31, 2010 was principally comprised of California alternative minimum tax, other state income taxes and foreign taxes computed using the discrete, or “cut-off”, method. Income tax expense for the three months ended March 31, 2009 was principally comprised of California state income tax, federal alternative minimum tax and foreign taxes, and was based on our estimated taxable income for the year ended December 31, 2009. The change in tax computation method for the three months ended March 31, 2010 was made prospectively and was due to the impact of expected quarterly earnings volatility on the our ability to reliably forecast an effective tax rate for 2010.
     As a result of cumulative losses since inception and based on all available evidence, we continue to believe that there is substantial uncertainty as to whether we will recover recorded net deferred taxes in future periods. Accordingly, we continue to maintain a full valuation allowance on our net deferred tax assets until sufficient evidence exists to support the reversal of all or some portion of this allowance.
Liquidity and Capital Resources
     As of March 31, 2010, we had an accumulated deficit of $179.8 million. We have not yet achieved profitability, we may incur net losses in the future and we cannot provide assurance as to when, if ever, we will achieve or maintain profitability. We expect that our research and development, selling and marketing and general and administrative expenses will increase in future periods and, as a result, we will need to generate significant product revenues to achieve profitability.

	2010	2009
	(In thousands)
As of March 31:
Cash, cash equivalents and short-term investments	$57,730	$53,416
Working capital	58,466	51,166
For the three months ended March 31:
Cash provided by (used in):
Operating activities	13	(2,653)
Investing activities	(1,692)	1,834
Financing activities	710	(154)
Capital expenditures (included in investing activities above)	(428)	(315)

Sources of Liquidity
     At March 31, 2010, we had cash, cash equivalents and short-term investments of $57.7 million compared to $53.4 million at March 31, 2009. The $4.3 million increase was attributable to increased cash collections from sales of our tests and payments from collaborators, which were partially offset by investments in the growth of our business, including our international expansion and activities related to our colon product launch in January 2010. In accordance with our investment policy, available cash is invested in short-term, low-risk, investment-grade debt instruments. Our cash and short-term investments are held in a variety of interest-bearing instruments including money market accounts, U.S. Treasury securities, debt obligations of U.S. government-sponsored entities, high-grade corporate bonds and commercial paper. At March 31, 2010, our holdings of debt obligations of U.S. government-sponsored entities consisted entirely of debt securities issued by the Federal Home Loan Bank, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.
     Historically we have financed our operations primarily through sales of our equity securities and cash received in payment for our tests. Purchases of equipment and leasehold improvements have been partially financed through capital equipment financing arrangements. At March 31, 2010 and 2009, we had notes payable under these equipment financing arrangements of $166,000 and $1.4 million, respectively. Our existing notes payable under these arrangements are scheduled to be fully paid by November 2010.
Cash Flows
     We achieved positive net operating cash flow for the three months ended March 31, 2010. Net cash provided by operating activities was $13,000, compared to net cash used in operating activities of $2.7 million for the three months ended March 31, 2009. Net cash provided by (used in) operating activities includes net loss adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the three months ended March 31, 2010 reflected a net loss of $1.9 million, adjusted for $4.3 million of stock-based compensation and depreciation and amortization expense, and a $923,000 increase in deferred revenues, which included a $1.9 million payment from a collaborator, offset by a $1.9 million increase in accounts receivable and a $1.3 million decrease in accrued compensation expense. Net cash used in operating activities for the three months ended March 31, 2009 reflected a net loss of $4.6 million, adjusted for $4.1 million of stock-based compensation and depreciation and amortization expense, the payment of $1.2 million in refunds for overpayments to third party payors, and a $1.1 million increase in prepaid expenses and other assets.
     Net cash used in investing activities was $1.7 million for the three months ended March 31, 2010, compared to net cash provided by investing activities of $1.8 million for the three months ended March 31, 2009. Our investing activities have consisted predominately of purchases and maturities of marketable securities and capital expenditures. Net cash used in investing activities for the three months ended March 31, 2010 included $1.3 million in net purchases of marketable securities and $428,000 in capital expenditures. Net cash provided by investing activities for the three months ended March 31, 2009 included $2.1 million in net maturities of marketable securities, partially offset by $315,000 in capital expenditures.
     Net cash provided by financing activities was $710,000 for the three months ended March 31, 2010, compared to net cash used in financing activities of $154,000 for the three months ended March 31, 2009. Our financing activities included sales of our equity securities and payments on our capital equipment financing arrangements. Net cash provided by financing activities for the three months ended March 31, 2010 included $769,000 in proceeds from the issuance of our common stock upon the exercise of employee stock options, partially offset by $59,000 in principal payments on our debt. Net cash used in financing activities for the three months ended March 31, 2009 included $659,000 in principal payments on our debt, partially offset by $505,000 in proceeds from the issuance of our common stock upon the exercise of employee stock options.
     Contractual Obligations
     The following table summarizes our significant contractual obligations as of March 31, 2010 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
					More
		Less than			than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Non-cancelable operating lease obligations	$8,534	$2,252	$2,835	$1,315	$2,132
Notes payable obligations	173	173	—	—	—

Total	$8,707	$2,425	$2,835	$1,315	$2,132

     Our non-cancelable operating lease obligations are for laboratory and office space. In September 2005, we entered into a non-cancelable lease for 48,000 square feet of laboratory and office space in Redwood City, California. In January 2007, we entered into a non-cancelable lease for 48,000 square feet of additional office space in a nearby location. Both leases expire in February 2012. In October 2009, we entered into a non-cancelable agreement to lease an additional 30,500 square feet of office space near our current locations, which commenced in April 2010. This leases expires in March 2018.
     In May 2010, our wholly-owned European subsidiary entered into a non-cancelable lease for approximately 2,500 square feet of office space in Geneva, Switzerland. The lease, which commences June 1, 2010, has a term of five years. The lease requires aggregate rent payments of approximately $57,000 in 2010, $98,000 in each of 2011, 2012, 2013 and 2014, and $41,000 in 2015, which are not included in the table above. In connection with this lease, our European subsidiary paid a security deposit of approximately $93,000.
     Our notes payable obligations are for principal and interest payments on capital equipment financing. In March 2005, we entered into an arrangement to finance the acquisition of laboratory equipment, computer hardware and software, leasehold improvements and office equipment. In connection with this arrangement, we granted the lender a security interest in the assets purchased with these borrowings. We can prepay all, but not part, of the amounts owing under the arrangement so long as we also pay a 4% premium on the remaining payments. As of March 31, 2010, the outstanding notes payable principal balance under this arrangement totaled $166,000 at an annual interest rate of 11.30%.
     We are required to make a series of annual payments under one of our collaboration agreements beginning on the date that we commercially launched our Oncotype DX breast cancer test. At March 31, 2010, the future annual payment due under this agreement was $475,000, which is due in 2011. We were also required to make a series of fixed annual payments under a separate collaboration agreement beginning with the January 2010 launch of our Oncotype DX colon cancer test. At March 31, 2010, future annual payments due under this agreement were $200,000 in 2011, $300,000 in 2012 and $450,000 in each of 2013, 2014 and 2015. However, because either party may terminate the agreement upon thirty days prior written notice, these payments are not included in the table above.
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
     Operating Capital and Capital Expenditure Requirements
     We achieved positive operating cash flow for the year ended December 31, 2009 and three months ended March 31, 2010. We currently anticipate that our cash, cash equivalents and short-term investments, together with collections from our Oncotype DX breast cancer test, will be sufficient to fund our operations and facilities expansion plans for at least the next 12 months, including the expansion of our research and development programs, establishment of adoption of and reimbursement for our Oncotype DX colon cancer test, and our international expansion efforts. We expect to spend approximately $5.5 million over the next twelve months for planned laboratory equipment, facilities expansion plans and other expenditures to support the growth of our business. We may also use cash to acquire or invest in complementary businesses, technologies, services or products. We expect that our cash, cash equivalents and short-term investments will also be used to fund working capital and for other general corporate purposes, such as licensing technology rights, partnering arrangements for our tests outside of the U.S., establishing direct sales capabilities outside of the U.S., or reduction of debt obligations.
     The amount and timing of actual expenditures may vary significantly depending upon a number of factors, such as the amount of cash provided by our operations, the progress of our commercialization efforts, product development, regulatory requirements, progress in reimbursement for our tests and available strategic opportunities for acquisition of or investment in complementary businesses, technologies, services or products.
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
     Our future funding requirements will depend on many factors, including the following:
•	the rate of progress in establishing reimbursement arrangements with domestic and international third-party payors;

•	the cost of expanding our commercial and laboratory operations, including our selling and marketing efforts;

•	the rate of progress and cost of research and development activities associated with expansion of our Oncotype DX breast and colon cancer tests;

•	the rate of progress and cost of selling and marketing activities associated with establishing adoption of and reimbursement for our Oncotype DX colon cancer test;

•	the rate of progress and cost of research and development activities associated with products in research and early development focused on cancers other than breast and colon cancer;

•	the cost of acquiring or achieving access to tissue samples and technologies;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the effect of competing technological and market developments;

•	costs related to international expansion;

•	the cost and delays in product development as a result of any changes in regulatory oversight applicable to our products or operations; and

•	the economic and other terms and timing of any collaborations, licensing or other arrangements into which we may enter or acquisitions we may seek to effect.
     Until we can generate and maintain sufficient product revenues to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations or licensing arrangements. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock. The terms of debt securities or borrowings could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us. The credit market and financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the U.S. federal government. These events have generally made equity and debt financing more difficult to obtain. Accordingly, additional equity or debt financing may not be available on reasonable terms, if at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives. In addition, we may have to work with a partner on one or more of our product or market development programs, which could lower the economic value of those programs to us.
     Off-Balance Sheet Arrangements
     As of March 31, 2010, we had no material off-balance sheet arrangements.
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
     Our cash, cash equivalents and marketable securities, totaling $57.7 million at March 31, 2010, did not include any auction preferred stock, auction rate securities or mortgage-backed investments. We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. The securities in our investment portfolio are classified as available for sale and are, due to their short-term nature, subject to minimal interest rate risk. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels at March 31, 2010, the impact on the fair value of these securities or our cash flows or income would not be material.
     Foreign Currency Exchange Risk
     Substantially all of our revenues are recognized in U.S. dollars. Certain expenses related to our international activities are payable in foreign currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We recognized $16,000 in net realized foreign exchange transaction losses for the three months ended March 31, 2010. Our total payables denominated in foreign currencies as of March 31, 2010 were not material. The functional currency of our wholly-owned European subsidiary is the U.S. dollar, so we are not currently subject to gains and losses from foreign currency translation of the subsidiary financial statements. We currently do not hedge foreign currency exchange rate exposure. Although the impact of currency fluctuations on our financial results has been immaterial in the past, there can be no guarantee that the impact of currency fluctuations related to our international activities will not be material in the future.
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
     We have incurred substantial net losses since our inception. For the three months ended March 31, 2010, we incurred a net loss of $1.9 million. From our inception in August 2000 through March 31, 2010, we had an accumulated deficit of $179.8 million. To date, we have not, and we may never, achieve sustained revenues sufficient to offset expenses. We expect to devote substantially all of our resources to continue to invest in our product pipeline, including our current Oncotype DX tests and future products, and our commercial and laboratory infrastructure. We may incur additional losses in the future and we may never achieve or maintain profitability.
We expect to continue to incur significant expenses to develop and market our tests, which may make it difficult for us to achieve profitability.
     In recent years, we have incurred significant costs in connection with the development of our Oncotype DX platform. For the three months ended March 31, 2010, our research and development expenses were $7.8 million and our sales and marketing expenses were $18.0 million. We expect our expense levels to continue to increase for the foreseeable future as we seek to expand the clinical utility of our Oncotype DX breast cancer test, drive adoption of and reimbursement for our Oncotype DX colon cancer test and develop new tests. As a result, we will need to generate significant revenues in order to achieve profitability. Our failure to achieve profitability in the future could cause the market price of our common stock to decline.
Declining general economic or business conditions could have a negative impact on our business.
     Continuing concerns over prolonged high unemployment levels across the U.S., the availability and cost of credit, the U.S. mortgage market, the declining U.S. real estate market, Federal budget proposals, inflation, deflation, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the global economy and expectations of slower global economic growth going forward. These factors, combined with declines in business and consumer confidence and a volatile stock market, have precipitated an economic slowdown and recession. The economic slowdown had a negative impact on sequential quarterly growth in tests delivered during the three months ended March 31, 2010, compared with the three months ended December 31, 2009, particularly in areas of the U.S. with high unemployment levels where patients have lost healthcare coverage, delayed medical checkups or are unable to pay for our test. If the economic climate does not improve or continues to deteriorate, our business, including our patient population, our suppliers and our third-party payors, could be negatively affected, resulting in a negative impact on our product revenues.
Healthcare policy changes, including recently enacted legislation reforming the U.S. healthcare system, may have a material adverse effect on our financial condition and results of operations.
     In March 2010, President Barack Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the PPACA, which makes changes that are expected to significantly impact the pharmaceutical and medical device industries. Beginning in 2013, each medical device manufacturer will have to pay a sales tax in an amount equal to 2.3 percent of the price for which such manufacturer sells its medical devices. Though there are some exceptions, this tax may apply to some or all of the our current products and products in development. The PPACA also mandates a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule of 1.75% for the years 2011 through 2015. This adjustment is in addition to a productivity adjustment to the Clinical Laboratory Fee Schedule. These reductions in payments may apply to some or all of our clinical laboratory test services furnished to Medicare beneficiaries.
     Other significant measures contained in the PPACA include, for example, coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. The PPACA also includes significant new fraud and abuse measures, lowering the government’s thresholds to find violations and increasing potential penalties for such violations. In addition, the PPACA establishes an Independent Payment

Advisory Board. or IPAB, to reduce the per capita rate of growth in Medicare spending. The IPAB has broad discretion to propose policies to reduce expenditures, which may have a negative impact on payment rates for services, including clinical laboratory services. IPAB proposals may impact payments for clinical laboratory services beginning in 2016 and for hospital services beginning in 2020.
     In addition to the PPACA, the effect of which cannot presently be fully quantified given its recent enactment, various healthcare reform proposals have also emerged at the state level. In addition, clinical laboratory tests that are developed and validated by a laboratory for its own use are called laboratory developed tests, or LDTs. Changes in healthcare policy, such as changes in the FDA regulatory policy for LDTs, the creation of broad test utilization limits for diagnostic products in general or requirements that Medicare patients pay for portions of clinical laboratory tests or services received, could substantially impact the sales of our tests, increase costs and divert management’s attention from our business. For example, in 1989, the U.S. Congress passed federal self-referral prohibitions commonly known as the Stark Law, significantly restricting, regulating and changing laboratories’ relationships with physicians. In addition, sales of our tests outside of the U.S. makes us subject to foreign regulatory requirements, which may also change over time.
     We cannot predict whether future healthcare initiatives will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us. The taxes imposed by the new federal legislation and the expansion in government’s role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursements by payors for our products or reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations, possibly materially.
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
     There is uncertainty concerning third-party payor reimbursement of any test incorporating new technology, including tests developed using our Oncotype DX platform. Several entities conduct technology assessments of new medical tests and devices and provide the results of their assessments for informational purposes to other parties. These assessments may be used by third-party payors and health care providers as grounds to deny coverage for a test or procedure. Although there are a number of favorable assessments of our Oncotype DX breast cancer test, the test has received negative assessments in the past and our tests may receive negative assessments in the future. For example, in April 2010, the Medical Advisory Panel of the Blue Cross and Blue Shield Association’s Technology Evaluation Center, a technology assessment group, published its conclusion that the existing clinical data in support of our Oncotype DX breast cancer test did not meet the panel’s technology criteria for clinical effectiveness and appropriateness for usage in patients with N+ disease.
     Since each payor makes its own decision as to whether to establish a policy to reimburse our test, seeking these approvals is a time-consuming and costly process. To date, we have secured policy-level reimbursement approval for our Oncotype DX breast cancer test for N-, ER+ patients from a number of third-party payors. We cannot be certain that coverage for this test will be provided in the future by additional third-party payors or that existing reimbursement policies or contracts or reimbursement levels will remain in place or be fulfilled within existing terms and provisions.

     Following the reporting of clinical studies to support the use of our Oncotype DX breast cancer test in patients with N+, ER+ disease, we experienced an increase in usage for N+ patients. We may not be able to obtain reimbursement coverage for our test for breast cancer patients with N+, ER+ disease that is similar to the coverage we have obtained for early stage N-, ER+ patients.
     We have obtained only limited reimbursement coverage from third-party payors for our Oncotype DX colon cancer test launched in January 2010. We expect to focus substantial resources on obtaining adoption of and reimbursement coverage for this test. Because it is new, our Oncotype DX colon cancer test may be considered investigational by payors and therefore may not be covered under their reimbursement policies. We believe it may take several years to achieve reimbursement with a majority of third-party payors. However, we cannot predict whether, or under what circumstances, payors will reimburse for our test. If we fail to establish broad adoption of and reimbursement for our Oncotype DX colon cancer test, our reputation could be harmed and our future prospects and our business could suffer.
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

We depend on Medicare and a limited number of private payors for a significant portion of our product revenues and if these or other payors stop providing reimbursement or decrease the amount of reimbursement for our tests, our revenues could decline.
     Reimbursement on behalf of patients covered by Medicare accounted for 21% of our product revenues for the three months ended March 31, 2010, and 20%, 22% and 23% of our product revenues for the years ended December 31, 2009, 2008, and 2007, respectively. Reimbursement on behalf of patients covered by United HealthCare Insurance Company accounted for 8% of our product revenues for the three months ended March 31, 2010, and 9%, 9% and 13% of our product revenues for the years ended December 31, 2009, 2008 and 2007, respectively. While there were no other third-party payors with product revenues of 10% or more for these periods, there have been in the past, and may be in the future, other payors accounting for 10% or more of our product revenues. Because the majority of stage II colon cancer patients in the U.S. are age 65 and over, we may become more dependent on Medicare reimbursement in the future. It is possible that these or other third-party payors that provide reimbursement for our test may suspend, revoke or discontinue coverage at any time, or may reduce the reimbursement rates payable to us. Any such action could have a negative impact on our revenues.
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
     We are also required to maintain a license to conduct testing in California. California laws establish standards for day-to-day operation of our clinical reference laboratory, including the training and skills required of personnel and quality control. Because we receive specimens from New York State, our clinical reference laboratory is required to be licensed by New York. We maintain such licensure for our clinical reference laboratory for our Oncotype DX breast cancer test. The availability of our Oncotype DX colon cancer test in New York is dependent upon approval by the state, as is required for all LDTs, and such approval is currently pending. New York law also mandates proficiency testing for laboratories licensed under New York state law, regardless of whether or not such laboratories are located in New York. Moreover, several other states require that we hold licenses to test specimens from patients in those states. Other states may have similar requirements or may adopt similar requirements in the future. Finally, we may be subject to regulation in foreign jurisdictions as we seek to expand international distribution of our tests.
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
     Some patients may decide not to use our Oncotype DX tests due to their price, part or all of which may be payable directly by the patient if the applicable payor denies reimbursement in full or in part. Even if medical practitioners recommend that their patients use our tests, patients may still decide not to use our tests, either because they do not want to be made aware of the likelihood of recurrence or they wish to pursue a particular course of therapy regardless of test results. Additionally, the current economic environment could continue to negatively impact patients, resulting in loss of healthcare coverage, delayed medical checkups or inability to pay for a relatively expensive test. If only a small portion of the patient population decides to use our tests, we will experience limits on our revenues and our ability to achieve profitability.
If we are unable to develop products to keep pace with rapid technological, medical and scientific change, our operating results and competitive position could be harmed.
     In recent years, there have been numerous advances in technologies relating to the diagnosis and treatment of cancer. For example, technologies in addition to ours now reportedly permit measurement of gene expression in FPE tissue specimens. New chemotherapeutic or biologic strategies are being developed that may increase survival time and reduce toxic side effects. There have also been advances in methods used to analyze very large amounts of genomic information. These advances require us to continuously develop new products and enhance existing products to keep pace with evolving standards of care. Our tests could become obsolete unless we continually innovate and expand our products to demonstrate recurrence and treatment benefit in patients treated with new therapies. New treatment therapies typically have only a few years of clinical data associated with them, which limits our ability to perform clinical studies and correlate sets of genes to a new treatment’s effectiveness. If we are unable to demonstrate the applicability of our tests to new treatments, sales of our test could decline, which would harm our revenues.
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
     As of March 31, 2010, we had seven issued patents in the U.S. covering genes and methods that are components of the Oncotype DX breast cancer test, four of which were issued jointly to us and our collaborators, three Australian patents and one European patent for methods used to determine gene expression, and a number of pending U.S. patent applications. Our pending patent applications may not result in issued patents, and we cannot assure you that our issued patents or any patents that might ultimately be issued by the USPTO will protect our technology. Any patents that may be issued to us might be challenged by third parties as being invalid or unenforceable, or third parties may independently develop similar or competing technology that avoids our patents. We cannot be certain that the steps we have taken will prevent the misappropriation and use of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the U.S.
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
     A suit brought by multiple plaintiffs, including the American Civil Liberties Union, or ACLU, against Myriad Genetics and the USPTO, could also impact biotechnology patents. That case involves certain of Myriad’s U.S. patents related to the breast cancer susceptibility genes BRCA1 and BRCA2. Related European patents were canceled in 2004 by the European Patent Office after opposition. The plaintiffs in the Myriad case filed motions for summary judgment in the Southern District of New York requesting that the court, among other things, find that the breast cancer genes are not patentable subject matter. We joined other diagnostic companies in filing an amici brief in this case. The U.S. District Court for the Southern District of New York filed an opinion on this case on March 20, 2010, finding that Myriad’s BRCA sequence and sequence related claims are unpatentable. It is unknown whether Myriad will appeal this decision or if the appellate court will uphold the district court’s ruling. Though this ruling is not directly binding on us or our patents, it is unknown whether it will have an indirect impact on gene patents generally, or if the decision will have a significant impact on the ability of biotechnology companies to obtain or enforce gene patents in the future.
     Also, on February 5, 2010, the Secretary’s Advisory Committee on Genetics, Health and Society for HHS voted to approve a report entitled “Gene Patents and Licensing Practices and Their Impact on Patient Access to Genetic Tests.” That report defines “patent claims on genes” broadly to include claims to isolated nucleic acid molecules as well as methods of detecting particular sequences or mutations. The report also contains six recommendations, including the creation of an exemption from liability for infringement of patent claims on genes for anyone making, using, ordering, offering for sale, or selling a test developed under the patent for patient care purposes, or for anyone using the patent-protected genes in the pursuit of research. In addition, the report recommended that the Secretary should explore, identify, and implement mechanisms that will encourage more voluntary adherence to current guidelines that promote non-exclusive in-licensing of diagnostic genetic and genomic technologies. It is unclear whether these recommendations will be acted upon by the HHS, or if the recommendations would result in a change in law or process that could negatively impact our patent portfolio or future research and development efforts.
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
     We also face competition from many public and private companies that offer products or have conducted research to profile genes, gene expression or protein expression in breast or colon cancer, such as Agendia B.V., Almac Diagnostics, bioTheranostics, Celera Corporation, Clarient Incorporated, Exagen Diagnostics, Foundation Medicine Inc., Hologic, Qiagen, Response Genetics Inc. and University Genomics. Commercial laboratories with strong distribution networks for diagnostic tests, such as Genzyme Corporation, Laboratory Corporation of America Holdings and Quest Diagnostics Incorporated may become competitors. Other potential competitors include companies that develop diagnostic tests such as Roche Diagnostics, a division of F. Hoffmann-La Roche Ltd, Siemens AG and Veridex LLC, a Johnson & Johnson company, as well as other companies and academic and research institutions. Our competitors may invent and commercialize technology platforms that compete with ours. In December 2005, the federal government allocated a significant amount of funding to The Cancer Genome Atlas, a project aimed at developing a comprehensive catalog of the genetic mutations and other genomic changes that occur in cancers and maintaining the information in a free public database. As more information regarding cancer genomics becomes available to the public, we anticipate that more products aimed at identifying targeted treatment options will be developed and these products may compete with ours. In addition, competitors may develop their own versions of our tests in countries where we did not apply for patents or where our patents have not issued and compete with us in those countries, including encouraging the use of their test by physicians or patients in other countries.
     We have changed the list price of our breast cancer test in the past and we may change prices for our tests in the future. Any increase or decrease in pricing could impact reimbursement of and demand for our tests. Many of our present and potential competitors have widespread brand recognition and substantially greater financial and technical resources and development, production and marketing capabilities than we do. Others may develop lower-priced, less complex tests that could be viewed by physicians and payors as functionally equivalent to our tests, which could force us to lower the list prices of our tests and impact our operating margins and our ability to achieve profitability. Some competitors have developed tests cleared for marketing by FDA. There may be a marketing differentiation or perception that an FDA-cleared test is more desirable than Oncotype DX tests, and that may discourage adoption of and reimbursement for our tests. If we are unable to compete successfully against current or future competitors, we may be unable to increase market acceptance for and sales of our tests, which could prevent us from increasing or sustaining our revenues or achieving or sustaining profitability and could cause the market price of our common stock to decline.
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
     The marketing, sale and use of our tests could lead to the filing of product liability claims if someone were to allege that our tests failed to perform as it was designed. We may also be subject to liability for errors in the test results we provide to physicians or for a misunderstanding of, or inappropriate reliance upon, the information we provide. For example, physicians sometimes order our Oncotype DX breast cancer test for patients who do not have the same specific clinical attributes indicated on the report form as those for which the test provides clinical experience information from validation studies. It is our practice to offer medical consultation to physicians ordering our test for such patients, including patients with ER- breast cancers. A product liability or professional liability claim could result in substantial damages and be costly and time consuming for us to defend. Although we believe that our existing product and professional liability insurance is adequate, we cannot assure you that our insurance would fully protect us from the financial impact of defending against product liability or professional liability claims. Any product liability or professional liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any product liability lawsuit could cause injury to our reputation, result in the recall of our products, or cause current clinical partners to terminate existing agreements and potential clinical partners to seek other partners, any of which could impact our results of operations.
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
     Our business strategy incorporates international expansion, including establishing direct sales and physician outreach and education capabilities outside of the U.S. and expanding our relationship with distributors. In February 2009, we established a subsidiary in Switzerland and we may establish operations in other countries in the future. Doing business internationally involves a number of risks, including:
•	multiple, conflicting and changing laws and regulations such as tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;

•	failure by us or our distributors to obtain regulatory approvals for the use of our tests in various countries;

•	difficulties in staffing and managing foreign operations;

•	complexities associated with managing multiple payor reimbursement regimes or self-pay systems;

•	logistics and regulations associated with shipping tissue samples, including infrastructure conditions and transportation delays;

•	limits in our ability to penetrate international markets if we are not able to process tests locally;

•	financial risks, such as longer payment cycles, difficulty collecting accounts receivable and exposure to foreign currency exchange rate fluctuations;

•	natural disasters, political and economic instability, including wars, terrorism, and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and

•	regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ activities that may fall within the purview of the Foreign Corrupt Practice Act, its books and records provisions or its anti-bribery provisions.
     Any of these factors could significantly harm our future international expansion and operations and, consequently, our revenues and results of operations.
Our dependence on distributors for foreign sales of our Oncotype DX tests could limit or prevent us from selling our test in foreign markets and from realizing long-term international revenue growth.
     As of March 31, 2010, we had exclusive distribution agreements for our Oncotype DX breast cancer test in over 10 countries outside of the U.S., and we may enter into other similar arrangements in other countries in the future. We intend to grow our business internationally, and to do so we may need to attract additional distributors to expand the territories in which we sell our test. Distributors may not commit the necessary resources to market and sell our test to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to locate distributors in particular geographic areas, we may not realize long-term international revenue growth. Regulatory requirements, costs of doing business outside of the U.S. and the reimbursement process in foreign markets may also impact our revenues from international sales or impact our ability to increase international sales in the future.
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
     We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, commercial operations and research and development activities. Specifically, we may need to raise capital to, among other things:
•	sustain commercialization of our Oncotype DX tests and enhancements to those tests;

•	fund commercialization of any future tests we may develop;

•	increase our selling and marketing efforts to drive market adoption and address competitive developments;

•	further expand our clinical laboratory operations;

•	expand our technologies into other areas of cancer;

•	expand our research and development activities;

•	acquire, license or invest in technologies;

•	acquire or invest in complementary businesses or assets; and

•	finance capital expenditures and general and administrative expenses.
     Our present and future funding requirements will depend on many factors, including:

•	the rate of progress in establishing reimbursement arrangements with domestic and international third-party payors;

•	the cost of expanding our commercial and laboratory operations, including our selling and marketing efforts;

•	the rate of progress and cost of research and development activities associated with expansion of our Oncotype DX breast and colon cancer tests;

•	the rate of progress and cost of selling and marketing activities associated with establishing adoption of and reimbursement for our Oncotype DX colon cancer test;

•	the rate of progress and cost of research and development activities associated with products in research and early development focused on cancers other than breast and colon cancer;

•	the cost of acquiring or achieving access to tissue samples and technologies;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the effect of competing technological and market developments;

•	costs related to international expansion;

•	the cost and delays in product development as a result of any changes in regulatory oversight applicable to our products or operations; and

•	the economic and other terms and timing of any collaborations, licensing or other arrangements into which we may enter or acquisitions we may seek to effect.
     If we raise funds by issuing equity securities, dilution to our stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us. The credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the U.S. federal government. These events have generally made equity and debt financing more difficult to obtain. Accordingly, additional equity or debt financing might not be available on reasonable terms, if at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives. In addition, we may have to work with a partner on one or more of our product or market development programs, which could lower the economic value of those programs to our company.
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
     As our business grows, we are required to comply with increasingly complex taxation rules and practices. We are subject to tax in multiple U.S. tax jurisdictions and in foreign tax jurisdictions as we expand internationally. The development of our tax strategies requires additional expertise and may impact how we conduct our business. Our future effective tax rates could be unfavorably affected by changes in, or interpretations of, tax rules and regulations in the jurisdictions in which we do business, by lapses of the availability of the U.S. research and development tax credit or by changes in the valuation of our deferred tax assets and liabilities. Furthermore, we provide for certain tax liabilities that involve significant judgment. We are subject to the examination of our tax returns by federal, state and foreign tax authorities, which could focus on our intercompany transfer pricing methodology as well as other matters. If our tax strategies are ineffective or we are not in compliance with domestic and international tax laws, our financial position, operating results and cash flows could be adversely affected.
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

GENOMIC HEALTH, INC.
Date: May 10, 2010	By:	/s/ Kimberly J. Popovits
Kimberly J. Popovits
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2010	By:	/s/ G. Bradley Cole
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