Form 10-Q
period 2010-06-30
GENOMIC HEALTH INC
filed 2010-08-09
CIK 1131324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 28,823,369 as of July 30, 2010.

GENOMIC HEALTH, INC.
INDEX

PART 1: FINANCIAL INFORMATION
Item 1. Financial Statements
GENOMIC HEALTH, INC.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$15,174	$9,082
Short-term investments	46,714	48,366
Accounts receivable (net of allowance for doubtful accounts; 2010 - $712, 2009 - $545)	12,312	11,123
Prepaid expenses and other current assets	5,882	5,677

Total current assets	80,082	74,248
Property and equipment, net	11,829	12,865
Restricted cash	500	500
Other assets	525	494

Total assets	$92,936	$88,107

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,225	$1,304
Accrued compensation	4,833	6,188
Accrued license fees	2,498	3,016
Accrued expenses and other current liabilities	5,246	5,736
Deferred revenues	2,238	2,238
Note payable	105	225

Total current liabilities	18,145	18,707
Other liabilities	1,015	891
Commitments (Note 5)
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	252,723	246,383
Accumulated other comprehensive income	13	19
Accumulated deficit	(178,962)	(177,895)

Total stockholders’ equity	73,776	68,509

Total liabilities and stockholders’ equity	$92,936	$88,107

See accompanying notes.

GENOMIC HEALTH, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Product revenues	$42,514	$35,191	$82,779	$68,618
Contract revenues	925	1,361	1,888	1,830

Total revenues	43,439	36,552	84,667	70,448
Operating expenses:
Cost of product revenues	8,107	7,891	17,073	15,719
Research and development	7,980	9,243	15,773	17,888
Selling and marketing	17,517	15,709	35,532	30,406
General and administrative	8,752	7,651	17,079	14,989

Total operating expenses	42,356	40,494	85,457	79,002

Income (loss) from operations	1,083	(3,942)	(790)	(8,554)
Interest and other income	57	213	165	462
Interest and other expense	(24)	(34)	(45)	(86)

Income (loss) before income taxes	1,116	(3,763)	(670)	(8,178)
Provision for income taxes	(251)	(180)	(396)	(390)

Net income (loss)	$865	$(3,943)	$(1,066)	$(8,568)

Basic net income (loss) per share	$0.03	$(0.14)	$(0.04)	$(0.30)

Diluted net income (loss) per share	$0.03	$(0.14)	$(0.04)	$(0.30)

Shares used in computing basic net income (loss) per share	28,794	28,541	28,759	28,519

Shares used in computing diluted net income (loss) per share	29,627	28,541	28,759	28,519

See accompanying notes.

GENOMIC HEALTH, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Operating activities
Net loss	$(1,066)	$(8,568)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,461	3,175
Employee stock-based compensation	5,391	5,056
Non-employee stock-based compensation	15	34
Gain on disposal of property and equipment	(45)	(43)
Changes in assets and liabilities:
Accounts receivable	(1,189)	869
Prepaid expenses and other assets	(288)	(409)
Accounts payable	1,921	633
Accrued expenses and other liabilities	(366)	535
Accrued license fees	(518)	(162)
Accrued compensation	(1,355)	1,772
Deferred revenues	—	(1,830)

Net cash provided by operating activities	5,961	1,062

Investing activities
Purchases of property and equipment	(2,329)	(1,412)
Purchases of short-term investments	(36,224)	(31,319)
Maturities of short-term investments	37,870	32,300

Net cash used in investing activities	(683)	(431)

Financing activities
Principal payments of notes payable	(120)	(1,099)
Proceeds from issuance of common stock under stock plans	934	663

Net cash provided by (used in) financing activities	814	(436)

Net increase in cash and cash equivalents	6,092	195
Cash and cash equivalents at the beginning of the period	9,082	11,171

Cash and cash equivalents at the end of the period	$15,174	$11,366

Cash paid for interest	$10	$86

Cash paid for income taxes	$546	$—

See accompanying notes.

GENOMIC HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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
     Basis of Presentation and Use of Estimates
          The accompanying interim period condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated balance sheet as of June 30, 2010, condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009 and condensed consolidated statements of cash flows for the six months ended June 30, 2010 and 2009 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2009 has been derived from audited financial statements. However, it does not include certain information and notes required by GAAP for complete consolidated financial statements.
          The preparation of financial statements in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
     Revenue Recognition
          The Company derives its revenues from product sales and contract research arrangements. The Company operates in one industry segment. Substantially all of the Company’s historical product revenues have been derived from the sale of Oncotype DX breast cancer tests. The Company generally bills third-party payors upon generation and delivery of a Recurrence Score report to the physician. As such, the Company takes assignment of benefits and the risk of collection with the third-party payor. The Company usually bills the patient directly for amounts owed after multiple requests for payment have been denied or only partially paid by the insurance carrier. The Company pursues case-by-case reimbursement where policies are not in place or payment history has not been established.
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
          As of June 30, 2010, the Company had distributor agreements in 13 countries outside of the U.S. The distributor provides certain marketing and administrative services for the Company within its territory. As a condition of these agreements, the distributor pays the Company an agreed upon fee per test and the Company processes the tests. The same revenue recognition criteria described above generally apply to tests received through international distributors. Product revenues for tests performed are recognized on an accrual basis when the following revenue recognition criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. To the extent all criteria set forth above are not met when test results are delivered, product revenues are generally recognized when cash is received from the distributor.
          From time to time, the Company receives requests for refunds of payments, generally due to overpayments made by third-party payors. Upon becoming aware of a refund request, the Company establishes an accrued liability for tests covered by the refund request until such time as the Company determines whether or not a refund is due. Accrued refunds were $481,000 and $757,000 at June 30, 2010 and December 31, 2009, respectively.
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
     Allowance for Doubtful Accounts
          The Company accrues an allowance for doubtful accounts against its accounts receivable based on estimates consistent with historical payment experience. Bad debt expense is included in general and administrative expense on the Company’s condensed consolidated statements of operations. Accounts receivable are written off against the allowance when the appeals process is exhausted, when an unfavorable coverage decision is received or when there is other substantive evidence that the account will not be paid. As of June 30, 2010 and December 31, 2009, the Company’s allowance for doubtful accounts was $712,000 and $545,000, respectively. Write-offs for doubtful accounts of $534,000 and $944,000 were recorded against the allowance during the three and six months ended June 30, 2010, respectively, and write-offs of $475,000 and $800,000 were recorded during the three and six months ended June 30, 2009, respectively. Bad debt expense was $632,000 and $1.1 million for the three and six months ended June 30, 2010, respectively and $395,000 and $543,000 for the three and six months ended June 30, 2009, respectively.

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
     Recently Issued Accounting Pronouncements
          In April 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for applying the milestone method of revenue recognition to research and development arrangements. Under this guidance, revenue contingent upon the achievement of a milestone in its entirety may be recognized in the period in which the milestone is achieved only if the milestone meets all the criteria within the guidance to be considered substantive. This guidance is effective on a prospective basis for research and development milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. This guidance, for which the Company is currently assessing the impact on its financial condition and results of operations, will become effective for the Company on January 1, 2011.
          In October 2009, FASB issued authoritative guidance that amends existing guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provides guidance for allocating and recognizing revenue based on those separate deliverables. The guidance is expected to result in more multiple-deliverable arrangements being separable than under current guidance and is required to be applied prospectively to new or significantly modified revenue arrangements. This guidance, which the Company does not expect to have a material impact on its financial condition and results of operations, will become effective for the Company on January 1, 2011.
Note 2. Net Income (Loss) Per Share
          Basic net income (loss) per share is calculated by dividing net income (loss) for the period by the weighted-average number of common shares outstanding for the period without consideration for potential common shares. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period and dilutive potential common shares for the period determined using the treasury-stock method. The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010		2009	2010	2009
		(In thousands)		(In thousands)
Numerator:
Net income (loss)	$865		$(3,943)	$(1,066)	$(8,568)

Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic net income (loss) per share	28,794		28,541	28,759	28,519
Effect of dilutive securities:
Options to purchase common stock	833		—	—	—

Weighted-average shares of common stock outstanding used in the calculation of diluted net income (loss) per share	29,627		28,541	28,759	28,519

          Options to purchase approximately 4.2 million weighted-average shares of the Company’s common stock were outstanding during the three months ended June 30, 2010, but are not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during these periods; therefore, their effect is anti-dilutive.

          Options to purchase 5.6 million shares of the Company’s common stock were outstanding as of June 30, 2010, but are not included in the calculation of diluted net loss per share for the six months ended June 30, 2010 because their effect is anti-dilutive. Options to purchase 4.2 million shares of the Company’s common stock were outstanding as of June 30, 2009, but are not included in the computation of diluted net loss per share for the three and six months ended June 30, 2009 because their effect is anti-dilutive.
     Comprehensive Income (Loss)
          The Company reports comprehensive income (loss) and its components as part of total stockholders’ equity.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Net income (loss)	$865	$(3,943)	$(1,066)	$(8,568)
Change in unrealized gain on available-for-sale securities	7	(23)	(6)	(155)

Comprehensive income (loss)	$872	$(3,966)	$(1,072)	$(8,723)

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
          The Company did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis at June 30, 2010 or December 31, 2009. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and considers factors specific to the asset or liability. The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009 by level within the fair value hierarchy:

	Actively Quoted			Significant
	Markets for	Significant Other		Unobservable
	Identical Assets	Observable Inputs		Inputs	Balance at
	Level 1	Level 2		Level 3	June 30, 2010
		(In thousands)
As of June 30, 2010
Assets
Money market deposits	$6,969	$—		$—	$6,969
U.S. Treasury securities	5,266	—		—	5,266
Debt securities of U.S. government-sponsored entities	––	43,453	(1)	—	43,453	(1)

Total	$12,235	$43,453		$—	$55,688

	Actively Quoted			Significant
	Markets for	Significant Other		Unobservable
	Identical Assets	Observable Inputs		Inputs	Balance at
	Level 1	Level 2		Level 3	December 31, 2009
		(In thousands)
As of December 31, 2009
Assets
Money market deposits	$6,011	$—		$—	$6,011
U.S. Treasury securities	4,546	—		—	4,546
Debt securities of U.S. government-sponsored entities	—	44,820	(2)	—	44,820	(2)

Total	$10,557	$44,820		$—	$55,377

(1)	Includes a debt security with a fair value of $2,005,655 that matured within three months of June 30, 2010 and was classified as cash equivalents on the condensed consolidated balance sheet at June 30, 2010.

(2)	Includes a debt security with a fair value of $1,000,000 that matured within three months of December 31, 2009 and was classified as cash equivalents on the condensed consolidated balance sheet at December 31, 2009.
          The Company’s debt securities of U.S. government-sponsored entities are classified as Level 2 as they are valued using multi-dimensional relational pricing models that use observable market inputs, including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data. Not all inputs listed are available for use in the evaluation process on any given day for each security evaluation. In addition, market indicators, industry and economic events are monitored and may serve as a trigger to acquire further corroborating market data. There were no transfers between Level 1 and Level 2 categories during the six months ended June 30, 2010.
          The following tables illustrate the Company’s available-for-sale securities as of the dates indicated:

	June 30, 2010
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
		(In thousands)
Debt securities of U.S. government-sponsored entities	$43,441	$13	$(1)	$43,453
U.S. Treasury securities	5,266	—	—	5,266

Total	$48,707	$13	$(1)	$48,719

	December 31, 2009
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
		(In thousands)
Debt securities of U.S. government-sponsored entities	$43,800	$29	$(9)	$43,820
U.S. Treasury securities	4,547	—	(1)	4,546

Total	$48,347	$29	$(10)	$48,366

          The Company had no realized gains or losses on its available-for-sale securities for the three and six months ended June 30, 2010 and 2009, respectively.
          As of June 30, 2010, all of the Company’s available-for-sale securities had contractual maturities of one year or less.
Note 4. Collaboration and Commercial Technology Licensing Agreements
          The Company has entered into a variety of collaboration and specimen transfer agreements relating to its development efforts. The Company recorded collaboration expenses of $567,000 and $1.2 million for the three and six months ended June 30, 2010, respectively, and $891,000 and $1.5 million for the three and six months ended June 30, 2009, respectively, relating to services provided in connection with these agreements. In addition to these expenses, some of the agreements contain provisions for royalties from inventions resulting from these collaborations. The Company has specified options and rights relating to joint inventions arising out of the collaborations.

          The Company is a party to various agreements under which it licenses technology on a nonexclusive basis in the field of human diagnostics. Access to these licenses enables the Company to process its Oncotype DX tests. While certain agreements contain provisions for fixed annual payments, license fees are generally calculated as a percentage of product revenues, with rates that vary by agreement and may be tiered, and payments that may be capped at annual minimum or maximum amounts. The Company recognized costs recorded under these agreements of $2.1 million and $5.0 million for the three and six months ended June 30, 2010, respectively, and $2.4 million and $4.7 million for the three and six months ended June 30, 2009, respectively, which were included in cost of product revenues. License fees for the three and six months ended June 30, 2010 reflected the discontinuance of payments under an existing agreement due to the abandonment of a patent by the licensor.
          At June 30, 2010, future fixed annual payments, exclusive of royalty payments, relating to the launch and commercialization of Oncotype DX breast cancer tests and Oncotype DX colon cancer tests totaled $2.3 million and were payable as follows:

	Oncotype Dx	Oncotype Dx	Total Fixed Future
	Breast Cancer	Colon Cancer	Annual Payments
		(In thousands)
Payment Due:
January 2011	$475	$200	$675
January 2012	—	300	300
January 2013	—	450	450
January 2014	—	450	450
January 2015	—	450	450

Total	$475	$1,850	$2,325

          These payments are recorded in cost of product revenues as license fees. Expense for payments included in the table above is recorded ratably over the year before the relevant payment is due. If at any time the Company discontinues the sale of the products covered by the agreement, no future annual payments will be payable and the Company will have no further obligation under the applicable agreements.
Note 5. Commitments
     Notes Payable
          In March 2005, the Company entered into an arrangement to finance the acquisition of laboratory and office equipment, computer hardware and software and leasehold improvements. In connection with this arrangement, the Company granted the lender a security interest in the assets purchased with the borrowed amounts. The Company can prepay all, but not part of, the amounts outstanding under the arrangement so long as the Company also pays a 4% premium on the outstanding principal balance. At June 30, 2010, outstanding payments under this arrangement aggregated $108,000, reflecting an outstanding notes payable principal balance of $105,000 at an annual interest rate of 11.30%, which is scheduled to be paid in full by November 2010. According to the terms of the arrangement, the Company is required to notify the lender if there is a material adverse change in its financial condition, business or operations. The Company believes it has complied with all the material covenants of the financing arrangement as of June 30, 2010.
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

          In October 2009, the Company entered into a non-cancelable agreement to lease an additional 30,500 square feet of office space near the locations the Company currently occupies. The lease commenced on April 1, 2010 and expires in March 2018, with an option for the Company to extend the term of the lease for an additional five years. The agreement includes lease incentive obligations of $307,000 which will be amortized on a straight-line basis over the life of the lease. In connection with this lease, the Company paid a $183,000 cash security deposit, which is included in other assets on the condensed consolidated balance sheets.
          In May 2010, the Company’s European subsidiary entered into a non-cancelable lease for approximately 2,500 square feet of office space in Geneva, Switzerland. The lease commenced on June 1, 2010 and has a term of five years. In connection with this lease, the Company paid an $87,000 cash security deposit, which is included in other assets on the condensed consolidated balance sheets.
          Future non-cancelable commitments under these operating leases at June 30, 2010 were as follows:

Annual
Payments
(In thousands)
Years Ending December 31,
2010 (remainder of the year)	$1,134
2011	2,355
2012	939
2013	667
2014	686
2015 and thereafter	2,309

Total minimum payments	$8,090

Note 6. Stock-Based Compensation
          The Company values its stock option grants using the Black-Scholes option valuation model. The Company recorded employee stock-based compensation expense of $2.8 million and $5.4 million for the three and six months ended June 30, 2010, respectively, and $2.5 million and $5.1 million for the three and six months ended June 30, 2009, respectively. Employee stock-based compensation expense was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Employee stock-based compensation expense includes expense related to options granted to outside directors of the Company. The following table presents the impact of employee stock-based compensation expense on selected statements of operations line items for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In thousands)
Cost of product revenues	$96	$88	$189	$181
Research and development	759	770	1,466	1,540
Selling and marketing	831	798	1,644	1,595
General and administrative	1,092	880	2,092	1,740

Total stock-based compensation expense	$2,778	$2,536	$5,391	$5,056

          Employee stock-based compensation expense represents expense related to stock options granted on or after January 1, 2006, as well as stock options granted prior to, but not yet vested as of, January 1, 2006. As of June 30, 2010, total unrecognized compensation expense related to unvested stock options, net of estimated forfeitures, was $19.5 million. The Company expects to recognize this expense over a weighted-average period of 31 months.
          Valuation Assumptions
          Option valuation models require the input of highly subjective assumptions that can vary over time. The Company’s assumptions regarding expected volatility are based on the historical volatility of the Company’s common stock. The expected life of options granted is estimated based on historical option exercise data and assumptions related to unsettled options. The risk-free interest rate is estimated using published rates for U.S. Treasury securities with a remaining term approximating the expected life of the options granted. The Company uses a dividend yield of zero as it has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future. The Company granted options to purchase 100,850 and 1,184,298 shares of common stock to employees during the three and six months ended June 30, 2010 respectively. The Company granted options to purchase 80,350 and 207,550 shares of common stock to employees and directors during the three and six months ended June 30, 2009, respectively. The weighted-average fair values and the assumptions used in calculating such values for stock options granted during these periods were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Expected volatility	50%	55%	53%	56%
Risk-free interest rate	2.18%	2.73%	2.56%	2.17%
Expected life of options in years	5.86	5.60	5.86	5.76
Weighted-average fair value	$6.89	$9.57	$8.75	$10.30
          Stock Options Exercised
          For the three and six months ended June 30, 2010, the Company issued 38,108 and 132,619 shares of common stock in connection with the exercise of stock options with a weighted-average exercise price of $4.34 and $7.05 per share, respectively. For the three and six months ended June 30, 2009, the Company issued 34,360 and 94,650 shares of common stock in connection with the exercise of stock options with a weighted-average exercise price of $4.61 and $7.01 per share, respectively.
Note 7. Income Tax
          The Company recorded provision for income taxes of $251,000 and $396,000 for the three and six months ended June 30, 2010, respectively and $180,000 and $390,000 for the three and six months ending June 30, 2009, respectively. The provision for income taxes for the three and six months ended June 30, 2010 was computed using the “discrete” (or “cut-off”) method, and was principally comprised of California alternative minimum tax, other state income taxes and foreign taxes. The provision for income taxes for the three and six months ended June 30, 2009 was based on the Company’s estimated taxable income for that year, and was principally comprised of federal alternative minimum tax and California income tax. The change in tax computation method was made prospectively and was due to the impact of expected quarterly earnings volatility on the Company’s ability to reliably forecast an effective tax rate for 2010. The difference of income tax expense between the provision and the statutory rate of the Company’s loss before income taxes and provision actually recorded was primarily due to the impact of nondeductible stock-based compensation expenses. For federal tax purposes, the provision was offset by the net operating loss carry-forwards that eliminate the federal regular and alternative minimum amounts.
          The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until sufficient evidence exists to support the reversal of all or some portion of these allowances. Should the actual timing tax differences differ from the Company’s estimates, the amount of its valuation allowance could be materially impacted.
          The Company had $685,000 of unrecognized tax benefits at both June 30, 2010 and December 31, 2009, respectively. The Company does not anticipate a material change in its unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.
          The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense when and if incurred. As of June 30, 2010, the Company had not recognized any tax-related penalties or interest in its consolidated balance sheets or statements of operations. All tax years from 2000 forward remain subject to future examination by federal, state and foreign tax authorities.
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

the factors that may impact our financial results; the extent and duration of our net losses and our ability to achieve sustained profitability; our ability to recognize revenues other than on a cash basis; our business strategy and our ability to achieve our strategic goals; our expectations regarding product revenues; the amount of future revenues that we may derive from Medicare patients or categories of patients; our plans to pursue reimbursement on a case-by-case basis; our ability, and expectations as to the amount of time it will take, to achieve successful reimbursement from third-party payors and government insurance programs for new tests or markets, including for Oncotype DX for N+ breast cancer patients, Oncotype DX for colon cancer, or for patients outside of the U.S.; our expectations regarding our international expansion and opportunities, and our expectations regarding revenues from international sales; our intent to enter into additional foreign distribution arrangements; the factors we believe to be driving demand for our tests and our ability to sustain or increase such demand; our success in increasing patient and physician demand as a result of our direct sales approach; plans for enhancements of Oncotype DX to address different patient populations of breast cancer; plans for, and the timeframe for the development or commercial launch of, future tests addressing different patient populations or other cancers; the factors that we believe will drive the establishment of coverage policies; the capacity of our clinical reference laboratory to process tests and our expectations regarding capacity; our dependence on collaborative relationships and the success of those relationships; whether any tests will result from our collaborations; the applicability of clinical results to actual outcomes; our estimates and assumptions with respect to disease incidence; our plans with respect to potential tests for ductal carcinoma in situ, or other cancers or for patients treated with aromatase inhibitors or other treatments; the occurrence, timing, outcome or success of clinical trials or studies; our intention to plan additional development or clinical studies; our expectations regarding the timing of announcement or publication of research results; the benefits of our technology platform; the economic benefits of our tests to the healthcare system; the ability of our tests to impact treatment decisions; our beliefs regarding our competitive benefits; our belief that multi-gene analysis provides better analytical information; our expectations regarding clinical development processes future tests may follow; our beliefs regarding the benefits of individual gene reporting; the level of investment in our sales force; our expectations regarding our general and administrative, sales and marketing and research and development expense levels and our anticipated uses of those funds; our expectations regarding capital expenditures; our ability to comply with the requirements of being a public company; our ability to attract and retain experienced personnel; the adequacy of our product liability insurance; how we intend to spend our existing cash and cash equivalents and how long we expect our existing cash to last; our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing; our expected future sources of cash; our plans to borrow additional amounts under existing or new financing arrangements; our expectations regarding our needs to use equipment financing as a funding source; our belief that we are in material compliance with financial covenants; our expectations regarding repayment of debt or incurrence of additional debt; our compliance with federal, state and foreign regulatory requirements; the potential impact resulting from the regulation of Oncotype DX by the U.S. Food and Drug Administration, or FDA, and our belief that Oncotype DX is properly regulated under the Clinical Laboratory Improvement Amendments of 1988, or CLIA; the impact of new or changing policies, regulation or legislation on our business; our belief that we have taken reasonable steps to protect our intellectual property; our strategies regarding filing additional patent applications to strengthen our intellectual property rights; the impact of changing interest rates; our beliefs regarding our unrecognized tax benefits; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; the impact of the economy on our business, patients and payors; our expectations regarding the impact of the economic environment on our liquidity and our investments; and anticipated trends and challenges in our business and the markets in which we operate.
          Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A of this report, as well as our ability to develop and commercialize new products; the risk of unanticipated delays in research and development efforts; the risk that we may not obtain or maintain adequate reimbursement for our existing tests and any future tests we may develop; the risks and uncertainties associated with the regulation of our tests by FDA; the impact of legislation on our business; our ability to compete against third parties; our ability to obtain capital when needed; the economic environment; and our history of operating losses. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to update any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
          In this report, all references to “Genomic Health,” “we,” “us,” or “our” mean Genomic Health, Inc.
          Genomic Health, the Genomic Health logo, Oncotype, Oncotype DX and Recurrence Score are trademarks or registered trademarks of Genomic Health, Inc. We also refer to trademarks of other corporations and organizations in this report.

Business Overview
          We are a life science company focused on the global development and commercialization of genomic-based clinical diagnostic tests for cancer that allow physicians and patients to make individualized treatment decisions. Our Oncotype DX platform utilizes quantitative genomic analysis in standard tumor pathology specimens to provide tumor-specific information, or the “oncotype” of a tumor, In January 2004, we launched our first Oncotype DX test, which is used to predict the likelihood of cancer recurrence and the likelihood of chemotherapy benefit in early stage breast cancer patients. Effective June 1, 2010, the list price of our Oncotype DX breast cancer test increased from $3,975 to $4,075. In January 2010, we launched our second Oncotype DX test, which is used to predict the likelihood of cancer recurrence in stage II colon cancer patients. The list price for our Oncotype DX colon cancer test is $3,200. Substantially all of our historical revenues have been derived from the sale of Oncotype DX breast cancer tests ordered by physicians in the U.S.
          For the three and six months ended June 30, 2010, 14,050 and more than 27,360 Oncotype DX test reports were delivered for use in treatment planning, compared to more than 11,880 and 23,100 test reports delivered for the three and six months ended June 30, 2009. More than 25% of our test volume for the three months ended June 30, 2010 was from markets other than the U.S. node-negative, or N-, breast cancer market, including U.S. patients with node positive, or N+, breast cancer disease, international breast cancer patients, and colon cancer patients. All of our tests are conducted at our clinical reference laboratory in Redwood City, California. Our clinical reference laboratory processing capacity is currently approximately 17,000 tests per calendar quarter. As test processing for our Oncotype DX breast and colon cancer tests is essentially the same, except that the tests use different RNA extraction methods and analyze different genes, we believe that we currently have sufficient capacity to process both of our tests.
          Oncotype DX Breast Cancer Test
          We believe increased demand for our Oncotype DX breast cancer test resulted from our ongoing commercial efforts, continued publication of peer-reviewed articles on studies we sponsored, conducted or collaborated on that support the use of and reimbursement for the test, clinical presentations at major symposia, and the inclusion of our breast cancer test in clinical practice guidelines. However, this increased demand is not necessarily indicative of future growth rates, and we cannot assure you that this level of increased demand can be sustained or that publication of articles, future appearances or presentations at medical conferences or increased commercial efforts will have a similar impact on demand for our breast cancer test in the future. We have in the past, and may in the future, experience slower sequential growth in demand for our test in the second and third calendar quarters, which we believe may be attributed to physicians, surgeons and patients scheduling vacations during this time. Sequential quarterly demand for our breast cancer test may also be impacted by other factors, including the economic environment and continued high unemployment levels, our shift in commercial focus to our Oncotype DX colon cancer test or any future products we may develop, and the number of clinical trials in process by cooperative groups or makers of other tests conducting experience studies.
          We depend upon third-party payors to provide reimbursement for our test. Accordingly, we have focused substantial resources on obtaining reimbursement coverage from third-party payors. Many large national and regional third-party payors, along with the local Medicare carrier for California with jurisdiction for claims submitted by us for Medicare patients, have issued positive coverage determinations for our Oncotype DX breast cancer test for patients with N-, estrogen receptor positive, or ER+, disease through contracts, agreements or policy decisions.
          In June 2009, the local carrier with jurisdiction for claims submitted by us for Medicare patients extended its coverage for our breast cancer test to include ER+ patients with N+ disease (up to three positive lymph nodes). Additionally, some payors provide policy coverage for the use of our test in patients with lymph node micro-metastasis (greater than 0.2 mm, but not greater than 2.0 mm in size). However, we may not be able to obtain reimbursement coverage from other payors for our test for breast cancer patients with N+, ER+ disease.
          In January 2010, we hired 8 U.S. sales representatives, increasing our domestic sales force to a total of 88 sales representatives. We have also continued to expand internationally. As of June 30, 2010, we had exclusive distribution agreements for our Oncotype DX breast cancer test with distributors in 13 countries outside of the U.S., and more than 27 million lives outside of the U.S. were covered through reimbursement arrangements with a variety of public and private payors. We have completed or initiated multiple international clinical studies intended to support the adoption of our breast cancer test outside of the U.S. While we plan to use essentially the same business model as we use in the U.S., there are significant differences between countries that need to be considered. For example, different countries may have a public healthcare system, a combination of public and private healthcare systems or a cash-based payment system. We may decide to work directly on our own in certain countries while continuing to utilize distribution agreements in other countries. Although we have continued to expand our sales, marketing and reimbursement efforts outside the U.S., we do not expect international product revenues to comprise more than 10% of our total revenues for at least the next year or more.
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
          In July 2010, we obtained our first reimbursement coverage for our Oncotype DX colon cancer test. Clalit Health Care, the largest government payor in Israel, established a reimbursement coverage policy for our colon cancer test, which is currently offered for sale in Israel under a distribution agreement with a third party.
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
          During the second quarter of 2010, we began collecting samples for our second stage II colon cancer recurrence study. In June 2010, the first treatment decision impact study of our colon cancer test was initiated. We are planning additional studies to support the clinical utility and assess the treatment impact and health economic benefit of our colon cancer test.
          Product Pipeline
          We are investigating the utility of Oncotype DX in patients with ductal carcinoma in situ, or DCIS, which generally refers to a pre-invasive tumor with reduced risk of recurrence. In early 2010, we presented positive results from a DCIS breast cancer feasibility study demonstrating that ribonucleic acid, or RNA, extraction and reverse transcription polymerase chain reaction reaction, or RT-PCR, technology can be successfully performed to assess gene expression profiles from fixed paraffin-embedded, or FPE, tissues. We plan to evaluate the use of the Oncotype DX 21-gene breast cancer panel and also seek to identify other genes that may be used for treatment planning in DCIS. We are working with collaborators to collect tissue samples for DCIS validation and gene discovery studies.
          In June 2010, we presented positive results from an evaluation of biological similarities and differences between stage II and stage III colon cancer suggesting the Oncotype DX colon cancer Recurrence Score may also predict recurrence risk in stage III colon cancer. We plan to continue conducting early development tests to evaluate our colon cancer test for treatment planning in stage III disease, and we are also conducting studies to investigate our colon cancer test’s ability to predict chemotherapy benefit in stage II and stage III colon cancer patients treated with oxaliplatin.
          In June 2010, we presented results from our first renal gene identification study under our collaboration agreement with Pfizer Inc. for the development of a genomic test to estimate the risk of recurrence following surgery for patients with stage I-III renal carcinoma, clear cell type, that has not spread to other parts of the body. The study results demonstrated a strong correlation between gene expression and recurrence risk in this patient population. During the second quarter of 2010, we also completed our first prostate gene identification study and we expect to report those results in late 2010.

          Economic Environment
          Continuing concerns over prolonged high unemployment levels, the availability and cost of credit, the U.S. mortgage market, the U.S. real estate market, Federal budget proposals, inflation, deflation, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the global economy and expectations of slower global economic growth going forward. These factors, combined with declines in business and consumer confidence and a volatile stock market, have precipitated an economic slowdown and recession. We periodically evaluate the impact of this environment on our cash management, cash collection activities and volume of tests delivered.
          As of the date of this report, we have not experienced a loss of principal on any of our investments, and we expect that we will continue to be able to access or liquidate these investments as needed to support our business activities. From time to time, we monitor the financial position of our significant third-party payors, which include Medicare and managed care companies. As of the date of this report, we do not expect the current economic environment to have a material negative impact on our ability to collect payments from third-party payors in the foreseeable future. The economic slowdown continued to have a negative impact on sequential quarterly growth in tests delivered during the three months ended June 30, 2010, compared with the three months ended March 31, 2010, particularly in areas of the U.S. with high unemployment levels where patients have lost healthcare coverage, delayed medical checkups or are unable to pay for our tests. We intend to continue to assess the impact of the economic environment on our business activities. If the economic climate in the U.S. does not improve or continues to deteriorate, the volume of tests delivered could continue to be negatively impacted and we could experience lower revenues.
          U.S. Healthcare Legislation
          The recently enacted Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or, collectively, the PPACA, makes changes that are expected to significantly impact the pharmaceutical and medical device industries. The PPACA contains a number of provisions designed to generate the revenues necessary to fund expanded health insurance coverage, including new fees or taxes on certain health-related industries, including medical device manufacturers. Beginning in 2013, each medical device manufacturer will have to pay sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices. Though there are some exceptions to the tax, it may apply to some or all of our current products and products in development if they are classified in the future as in vitro diagnostic multivariate index assays by FDA. The PPACA also mandates a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule, in addition to a productivity adjustment to the Clinical Laboratory Fee Schedule. In addition, the PPACA establishes a board that is charged with reducing the per capita rate of growth in Medicare spending. These reductions in payments may apply to some or all of our clinical laboratory tests delivered to Medicare beneficiaries.
          We are monitoring the impact of the PPACA in order to enable us to determine the trends and changes that may be necessitated by the legislation that may potentially impact on our business over time.
Critical Accounting Policies and Significant Judgments and Estimates
          There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended June 30, 2010 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009.
Results of Operations
          Three and Six Months Ended June 30, 2010 and 2009
          We recorded net income of $865,000 for the three months ended June 30, 2010 and a net loss of $1.1 million for the six months ended June 30, 2010 compared to a net loss for the three and six months ended June 30, 2009 of $3.9 million and $8.6 million, respectively. On a basic and diluted per share basis, net income was $0.03 for the three months ended June 30, 2010 and net loss was $0.04 for the six months ended June 30, 2010 compared to a net loss of $0.14 and $0.30 for the three and six months ended June 30, 2009, respectively. We may incur net losses in future periods due to future spending, and we do not expect to achieve sustained profitability for at least the next year or more.

Revenues
          Total revenues increased 19% to $43.4 million and 20% to $84.7 million for the three and six months ended June 30, 2010, respectively, compared to $36.6 million and $70.4 million for the three and six months ended June 30, 2009. We derive our revenues primarily from product sales and, to a lesser extent, from contract research arrangements. We operate in one industry segment. As of June 30, 2010, substantially all of our product revenues have been derived solely from the sale of our Oncotype DX breast cancer test. Payors are billed upon generation and delivery of a Recurrence Score report to the physician. Product revenues are recorded on a cash basis unless a contract or arrangement is in place with the payor at the time of billing and collectibility is reasonably assured. Contract revenues are derived from studies conducted with biopharmaceutical and pharmaceutical companies and are recorded as contractual obligations are completed.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In thousands)
Product revenues	$42,514	$35,191	$82,779	$68,618
Contract revenues	925	1,361	1,888	1,830

Total revenues	$43,439	$36,552	$84,667	$70,448

Quarter over quarter dollar increase in product revenues	$6,887		$14,219
Quarter over quarter percentage increase in product revenues	19%		20%
          The increase in product revenues for both the three and six month comparative periods resulted from an increase in test volume, expanded reimbursement coverage, an increase in the amount of revenue recognized per test, and an increase in revenues recorded on an accrual basis. Approximately 53% of product revenues for the three and six months ended June 30, 2010 were recorded on an accrual basis and recognized at the time the test results were delivered, compared to approximately 50% of product revenues for the three and six months ended June 30, 2009. For both periods, the balance of product revenues was recognized upon cash collection as payments were received. During the six months ended June 30, 2010, we received payments from two third-party payors that were delayed as of December 31, 2009. The delays resulted from interruptions in payments due to contract and documentation requirements, which have since been resolved. These payments were recognized as product revenues when received. The timing of recognition of revenues related to these and other third-party payments may cause fluctuations in product revenues from period to period.
          Product revenues on behalf of Medicare patients were $8.4 million, or 20%, and $16.7 million, or 20%, of product revenues for the three and six months ended June 30, 2010, respectively, compared to $6.4 million, or 18%, and $13.0 million, or 19% of product revenues for the three and six months ended June 30, 2009, respectively. There were no other third party payors with product revenues of 10% or more for these periods. International product revenues were $2.2 million, or 5%, and $4.0 million, or 5%, of total product revenues for the three and six months ended June 30, 2010, respectively, compared to $1.4 million, or 4%, and 2.7% million, or 4%, of total product revenues for the three and six months ended June 30, 2009, respectively.
          Contract revenues were $0.9 million and $1.9 million for the three and six months ended June 30, 2010, respectively, compared to $1.4 million and $1.8 million for the three and six months ended June 30, 2009, respectively. The period over period variances in contract revenues were due to project timing for ongoing contract research and development activities. We expect that our contract revenues will continue to fluctuate based on the timing and number of studies being conducted.
Cost of Product Revenues

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Tissue sample processing costs	$5,930	$5,381	$11,883	$10,808
Stock-based compensation	96	88	189	181

Total tissue sample processing costs	6,026	5,469	12,072	10,989
License fees	2,081	2,422	5,001	4,730

Total cost of product revenues	$8,107	$7,891	$17,073	$15,719

Quarter over quarter dollar increase	$216		$1,354
Quarter over quarter percentage increase	3%		9%

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
          Tissue sample processing costs increased $549,000, or 10%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Tissue sample processing costs increased $1.1 million, or 10%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. These increases reflected were driven primarily by an 18% increase in test volume for both the three and six month comparative periods, partially offset by cost controls and efficiency gains. License fees decreased $341,000, or 14%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. License fees increased $271,000, or 6%, for the six months ended June 30, 2010 compared to the six month ended June 30, 2009. License fees for the three and six months ended June 30, 2010 included a decrease of approximately $825,000 related to the discontinuance of certain license fees resulting from the abandonment of a patent by the licensor. The $825,000 decrease, which represented 1% of total product revenues, consisted of a $425,000 decrease for the three months ended June 30, 2010 and a $400,000 decrease for the three months ended March 31, 2010. This decrease was offset by increases in license fees (related to other licenses) due to increased product revenues of $434,000 and $846,000 for the three and six months ended June 30, 2010, respectively, and expense related to fixed annual payments to one of our collaborators triggered by the January 2010 launch of our Oncotype DX colon cancer test of $50,000 and $250,000 for the three and six months ended June 30, 2010, respectively. We expect the cost of product revenues to increase in future periods to the extent we process more tests.
Research and Development Expenses

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In thousands)
Personnel-related expenses	$3,965	$4,550	$8,058	$9,258
Stock-based compensation	759	770	1,466	1,540
Reagents and laboratory supplies	611	845	984	1,276
Collaboration expenses	567	891	1,163	1,495
Infrastructure and all other costs	2,078	2,187	4,102	4,319

Total research and development expenses	$7,980	$9,243	$15,773	$17,888

Quarter over quarter dollar decrease	$(1,263)		$(2,115)
Quarter over quarter percentage decrease	(14%)		(12%)
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
          The $1.3 million, or 14%, decrease in research and development expenses for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 included a $585,000 decrease in personnel-related expenses, a $324,000 decrease in collaboration expenses, a $234,000 decrease in reagents and laboratory supplies and a $109,000 decrease in infrastructure and other costs. The $2.1 million, or 12%, decrease in research and development expenses for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 reflected a $1.2 million decrease in personnel-related expenses, a $496,000 decrease in collaboration expenses, a $292,000 decrease in reagents and laboratory supplies and a $217,000 decrease in infrastructure and all other costs. These decreases were due primarily to cost controls, efficiency gains, project timing for ongoing contract research and development activities, and the movement of our Oncotype DX colon cancer test from development in the first half of 2009 to commercialization in the last half of 2009 and product launch in January 2010. We expect our research and development expenses to increase in future periods due to the initiation of additional studies related to our colon test and increased investment in our product pipeline for breast, colon, renal, prostate and other cancers.
Selling and Marketing Expenses

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In thousands)
Personnel-related expenses	$8,464	$7,417	$17,359	$14,689
Stock-based compensation	831	798	1,644	1,595
Promotional and marketing materials	3,510	3,439	7,056	5,949
Travel, meetings and seminars	1,934	1,927	4,112	3,985
Infrastructure and all other costs	2,778	2,128	5,361	4,188

Total sales and marketing expenses	$17,517	$15,709	$35,532	$30,406

Quarter over quarter dollar increase	$1,808		$5,126
Quarter over quarter percentage increase	12%		17%
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
          The $1.8 million, or 12%, increase in selling and marketing expenses for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was due primarily to a $1.1 million increase in personnel-related expenses and a $650,000 increase in infrastructure and other costs, including allocations for information technology, recruiting and other expenses. The $5.1 million, or 17%, increase in selling and marketing expenses for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was due to a $2.7 million increase in personnel-related expenses, a $1.1 million increase in promotional field and marketing expenses, including materials related to our colon cancer product launch and international expansion, and a $1.2 million increase in infrastructure and other costs. The increase in personnel-related expenses for both the three and six month comparative periods reflected the addition of eight domestic field sales representatives in January 2010 and higher consulting and other expenses related to our international expansion efforts, We expect selling and marketing expenses to increase in future periods due to our efforts to establish adoption of and reimbursement for our Oncotype DX colon cancer test and the expansion of our commercial efforts in international markets.
General and Administrative Expenses

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In thousands)
Personnel-related expenses	$5,304	$4,811	$10,527	$9,616
Stock-based compensation	1,092	880	2,092	1,740
Professional fees and all other costs	2,356	1,960	4,460	3,633

Total general and administrative expenses	$8,752	$7,651	$17,079	$14,989

Quarter over quarter dollar increase	$1,101		$2,090
Quarter over quarter percentage increase	14%		14%

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
          The $1.1 million, or 14%, increase in general and administrative expenses for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was due primarily to a $493,000 increase in personnel-related expenses, a $256,000 increase in billing and collection fees related to increases in the number of tests processed and cash collections, a $237,000 increase in bad debt expense related to growth in our aged accounts receivable balance and a $212,000 increase in stock-based compensation expense, partially offset by a $93,000 decrease in outside legal fees. The $2.1 million, or 14%, increase in general and administrative expenses for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was due primarily to a $911,000 increase in personnel-related expenses, a $571,000 increase in bad debt expense, a $493,000 increase in billing and collection fees and a $352,000 increase in stock-based compensation expense, partially offset by a $252,000 decrease in outside legal fees. The increase in personnel-related expenses for both the three and six month comparative periods reflected the addition of in-house legal staff. We expect general and administrative expenses to increase in future periods as we hire additional staff and incur other expenses to support the growth of our business and to the extent we spend more on fees for billing and collections as we process more tests.
Interest and Other Income
          Interest and other income was $57,000 and $165,000 for the three and six months ended June 30, 2010, respectively, compared to $213,000 and $462,000 for the three and six months ended June 30, 2009, respectively. The $156,000 and $297,000 decreases for the three and six month comparative periods were primarily due to lower market yields on our investment portfolio. We expect our interest income will remain nominal through 2010 as we expect the current low interest rate environment to continue.
Interest and Other Expense
          Interest and other expense was $24,000 and $45,000 for the three and six months ended June 30, 2010, respectively, compared to $34,000 and $86,000 for the three and six months ended June 30, 2009, respectively. The $10,000 and $41,000 decreases for the three and six months ended comparative periods were due primarily to lower interest expense due to lower average balances on our equipment financing notes as we paid them down, partially offset by net realized foreign exchange transaction losses. We expect our interest expense to decline as we continue to make payments on the notes, which are scheduled to be paid in full by November 2010. We do not anticipate using additional equipment financing as a funding source in the next twelve months.
Income Tax Expense
          For the three and six months ended June 30, 2010, we recorded income tax expense of $251,000 and $396,000, respectively, which was principally comprised of California alternative minimum tax, other state income taxes and foreign taxes computed using the discrete, or “cut-off”, method. Income tax expense of $180,000 and $390,000 was recorded for the three and six months ended June 30, 2009, respectively, which was principally comprised of California state income tax, federal alternative minimum tax and foreign taxes, and was based on our estimated taxable income for the year ended December 31, 2009. The change in tax computation method for the six months ended June 30, 2010 was made prospectively and was due to the impact of expected quarterly earnings volatility on the our ability to reliably forecast an effective tax rate for 2010.
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
Liquidity and Capital Resources
          As of June 30, 2010, we had an accumulated deficit of $179.0 million. We may incur net losses in the future and we cannot provide assurance as to when, if ever, we will achieve sustained profitability. We expect that our research and development, selling and marketing and general and administrative expenses will increase in future periods and, as a result, we will need to continue to generate significant product revenues to achieve sustained profitability.

	2010	2009	$ Change
		(In thousands)
As of June 30:
Cash, cash equivalents and short-term investments	$61,888	$55,729	6,159
Working capital	61,937	50,193	11,744
For the six months ended June 30:
Cash provided by (used in):
Operating activities	5,961	1,062	4,899
Investing activities	(683)	(431)	(252)
Financing activities	814	(436)	1,250
Capital expenditures (included in investing activities above)	(2,329)	(1,412)	(917)
Sources of Liquidity
          At June 30, 2010, we had cash, cash equivalents and short-term investments of $61.9 million compared to $55.7 million at June 30, 2009. The $6.2 million increase was attributable to increased cash collections from sales of our tests and payments from collaborators, which were partially offset by investments in the growth of our business, including our international expansion and activities related to our colon cancer product launch in January 2010. In accordance with our investment policy, available cash is invested in short-term, low-risk, investment-grade debt instruments. Our cash and short-term investments are held in a variety of interest-bearing instruments including money market accounts, U.S. Treasury securities, debt obligations of U.S. government-sponsored entities, high-grade corporate bonds and commercial paper. At June 30, 2010, our holdings of debt obligations of U.S. government-sponsored entities consisted entirely of debt securities issued by the Federal Home Loan Bank, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.
          Historically, we have financed our operations primarily through sales of our equity securities and cash received in payment for our tests. Purchases of equipment and leasehold improvements have been partially financed through capital equipment financing arrangements. At June 30, 2010 and 2009, we had notes payable under these equipment financing arrangements of $105,000 and $940,000, respectively. Our existing notes payable under these arrangements are scheduled to be fully paid by November 2010.
Cash Flows
          We achieved positive net cash flows for both the six months ended June 30, 2010 and the six months ended June 30, 2009. Net cash provided by operating activities was $6.0 million for the six months ended June 30, 2010 compared to net cash provided by operating activities of $1.1 million for the six months ended June 30, 2009. Net cash provided by operating activities includes net loss adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the six months ended June 30, 2010 reflected a net loss of $1.1 million, adjusted for $8.9 million of stock-based compensation and depreciation and amortization expense, and a $1.9 million increase in accounts payable, partially offset by a $1.2 million increase in accounts receivable, a $1.4 million decrease in accrued compensation expense, a $518,000 decrease in accrued license fees, a $366,000 decrease in accrued expenses and other liabilities and a $288,000 increase in prepaid expenses and other assets. Net cash provided by operating activities for the six months ended June 30, 2009 reflected a $1.8 million increase in accrued compensation expense, a $633,000 increase in accounts payable and a $535,000 increase in accrued expenses and other liabilities, partially offset by a $1.8 million increase in deferred revenues reflecting the recognition of collaboration contract revenues.
          Net cash used in investing activities was $683,000 for the six months ended June 30, 2010, compared to net cash used in investing activities of $431,000 for the six months ended June 30, 2010. Our investing activities have consisted predominately of purchases and maturities of marketable securities and capital expenditures. Net cash used in investing activities for the six months ended June 30, 2010 included $2.3 million in capital expenditures, partially offset by $1.6 million in net maturities of marketable securities. Net cash used in investing activities for the six months ended June 30, 2009 included $1.4 million in capital expenditures, partially offset by $1.0 million in net maturities of short-term investments.
          Net cash provided by financing activities was $814,000 for the six months ended June 30, 2010, compared to net cash used in financing activities of $436,000 for the six months ended June 30, 2009. Our financing activities included sales of our equity securities and payments on our capital equipment financing arrangements. Net cash provided by financing activities for the six months ended June 30, 2010 included $934,000 in proceeds from the issuance of our common stock upon the exercise of employee stock options, partially offset by $120,000 in principal payments on our debt. Net cash used in financing activities for the six months ended June 30, 2009 included $1.1 million in principal payments on our debt, partially offset by $663,000 in proceeds from the issuance of our common stock upon the exercise of employee stock options.

     Contractual Obligations
          The following table summarizes our significant contractual obligations as of June 30, 2010 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
					More
		Less than			than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
			(In thousands)
Non-cancelable operating lease obligations	$8,090	$2,302	$2,457	$1,371	$1,960
Notes payable obligations	108	108	—	—	—

Total	$8,198	$2,410	$2,457	$1,371	$1,960

          Our non-cancelable operating lease obligations are for laboratory and office space. In September 2005, we entered into a non-cancelable lease for 48,000 square feet of laboratory and office space in Redwood City, California. In January 2007, we entered into a non-cancelable lease for 48,000 square feet of additional office space in a nearby location. Both leases expire in February 2012. In October 2009, we entered into a non-cancelable agreement to lease an additional 30,500 square feet of office space near our current locations, which expires in March 2018. In May 2010, our wholly-owned European subsidiary entered into a non-cancelable lease for approximately 2,500 square feet of office space in Geneva, Switzerland, which expires in June 2015.
          Our notes payable obligations are for principal and interest payments on capital equipment financing. In March 2005, we entered into an arrangement to finance the acquisition of laboratory equipment, computer hardware and software, leasehold improvements and office equipment. In connection with this arrangement, we granted the lender a security interest in the assets purchased with these borrowings. We may prepay all, but not part, of the amounts owing under the arrangement so long as we also pay a 4% premium on the remaining payments. As of June 30, 2010, the outstanding notes payable principal balance under this arrangement totaled $105,000 at an annual interest rate of 11.30%.
          We are required to make a series of annual payments under one of our collaboration agreements beginning on the date that we commercially launched our Oncotype DX breast cancer test. At June 30, 2010, the future annual payment due under this agreement was $475,000, which is due in 2011. We were also required to make a series of fixed annual payments under a separate collaboration agreement beginning with the January 2010 launch of our Oncotype DX colon cancer test. At June 30, 2010, future annual payments due under this agreement were $200,000 in 2011, $300,000 in 2012 and $450,000 in each of 2013, 2014 and 2015. However, because either party may terminate the agreement upon thirty days prior written notice, these payments are not included in the table above.
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
          Operating Capital and Capital Expenditure Requirements
          We achieved positive operating cash flow for the year ended December 31, 2009 and the six months ended June 30, 2010. We currently anticipate that our cash, cash equivalents and short-term investments, together with collections from our Oncotype DX breast cancer test, will be sufficient to fund our operations and facilities expansion plans for at least the next 12 months, including the expansion of our research and development programs, establishment of adoption of and reimbursement for our Oncotype DX colon cancer test, and our international expansion efforts. We expect to spend approximately $5.0 million over the next twelve months for planned laboratory equipment, facilities expansion plans and other expenditures to support the growth of our business. We may also use cash to acquire or invest in complementary businesses, technologies, services or products. We expect that our cash, cash equivalents and short-term investments will also be used to fund working capital and for other general corporate purposes, such as licensing technology rights, partnering arrangements for our tests outside of the U.S., establishing direct sales capabilities outside of the U.S., or reduction of debt obligations.

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
          If we are not able to generate sustained product revenues to finance our cash requirements, we will need to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations or licensing arrangements. At June 30, 2010, 10,000,000 shares of our common stock were available for future issuance under a shelf registration statement. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock. The terms of debt securities or borrowings could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us. The credit market and financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the U.S. federal government. These events have generally made equity and debt financing more difficult to obtain. Accordingly, additional equity or debt financing may not be available on reasonable terms, if at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives. In addition, we may have to work with a partner on one or more of our product or market development programs, which could lower the economic value of those programs to us.

          Off-Balance Sheet Arrangements
          As of June 30, 2010, we had no material off-balance sheet arrangements.
Recent Accounting Pronouncements
          In April 2010, the Financial Accounting Standards Board, or FASB, issued authoritative guidance for applying the milestone method of revenue recognition to research and development arrangements. Under this guidance, revenue contingent upon the achievement of a milestone in its entirety may be recognized in the period in which the milestone is achieved only if the milestone meets all the criteria within the guidance to be considered substantive. This guidance is effective on a prospective basis for research and development milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. This guidance, for which we are currently assessing the impact on our financial condition and results of operations, will become effective for us on January 1, 2011.
          In October 2009, FASB issued authoritative guidance that amends existing guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provides guidance for allocating and recognizing revenue based on those separate deliverables. The guidance is expected to result in more multiple-deliverable arrangements being separable than under current guidance and is required to be applied prospectively to new or significantly modified revenue arrangements. This guidance, which we do not expect to have a material impact on our financial condition and results of operations, will become effective for us on January 1, 2011.
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
          Our cash, cash equivalents and marketable securities, totaling $61.9 million at June 30, 2010, did not include any auction preferred stock, auction rate securities or mortgage-backed investments. We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. The securities in our investment portfolio are classified as available for sale and are, due to their short-term nature, subject to minimal interest rate risk. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels at June 30, 2010, the impact on the fair value of these securities or our cash flows or income would not be material.
          Foreign Currency Exchange Risk
          Substantially all of our revenues are recognized in U.S. dollars. Certain expenses related to our international activities are payable in foreign currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We recognized $35,000 in net realized foreign exchange transaction losses for the six months ended June 30, 2010. Our total payables denominated in foreign currencies as of June 30, 2010 were not material. The functional currency of our wholly-owned European subsidiary is the U.S. dollar, so we are not currently subject to gains and losses from foreign currency translation of the subsidiary financial statements. We currently do not hedge foreign currency exchange rate exposure. Although the impact of currency fluctuations on our financial results has been immaterial in the past, there can be no guarantee that the impact of currency fluctuations related to our international activities will not be material in the future.

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
We have a history of net losses, we may incur net losses in the future, and we may not achieve sustained profitability.
     We have incurred substantial net losses since our inception. For the six months ended June 30, 2010 and 2009, we incurred net losses of $1.1 million and $8.6 million, respectively. From our inception in August 2000 through June 30, 2010, we had an accumulated deficit of $179.0 million. To date, we have not achieved sustained revenues sufficient to offset expenses. We expect to devote substantial resources to continue to invest in our product pipeline, including our current Oncotype DX tests and future products, and our commercial and laboratory infrastructure. We may incur additional losses in the future and we may never achieve sustained profitability.
We expect to continue to incur significant expenses to develop and market our tests, which may make it difficult for us to achieve sustained profitability.
     In recent years, we have incurred significant costs in connection with the development of our Oncotype DX platform. For the six months ended June 30, 2010 and 2009, our research and development expenses were $15.8 million and $17.9 million, respectively, and our sales and marketing expenses were $35.5 million and $30.4 million, respectively. We expect our expense levels to continue to increase for the foreseeable future as we seek to expand the clinical utility of our Oncotype DX breast cancer test, drive adoption of and reimbursement for our Oncotype DX colon cancer test and develop new tests. As a result, we will need to generate significant revenues in order to achieve sustained profitability. Our failure to achieve sustained profitability in the future could cause the market price of our common stock to decline.
Continued weak general economic or business conditions could have a negative impact on our business.
     Continuing concerns over prolonged high unemployment levels across the U.S., the availability and cost of credit, the U.S. mortgage market, the declining U.S. real estate market, Federal budget proposals, inflation, deflation, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the global economy and expectations of slower global economic growth going forward. These factors, combined with declines in business and consumer confidence and a volatile stock market, have precipitated an economic slowdown and recession. The economic slowdown continued to have a negative impact on sequential quarterly growth in tests delivered during the months ended June 30, 2010, compared with the three months ended March 31, 2010, particularly in areas of the U.S. with high unemployment levels where patients have lost healthcare coverage, delayed medical checkups or are unable to pay for our tests. If the economic climate does not improve or continues to deteriorate, our business, including our patient population, our suppliers and our third-party payors, could be negatively affected, resulting in a negative impact on our product revenues.
Healthcare policy changes, including recently enacted legislation reforming the U.S. healthcare system, may have a material adverse effect on our financial condition and results of operations.
     In March 2010, President Barack Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the PPACA, which makes changes that are expected to significantly impact the pharmaceutical and medical device industries. Beginning in 2013, each medical device manufacturer will have to pay a sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices. Though there are some exceptions, this tax may apply to some or all of the our current products and products in development. The PPACA also mandates a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule of 1.75% for the years 2011 through 2015. This adjustment is in addition to a productivity adjustment to the Clinical Laboratory Fee Schedule. These reductions in payments may apply to some or all of our clinical laboratory test services furnished to Medicare beneficiaries.
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
     In addition to the PPACA, the effect of which cannot presently be fully quantified given its recent enactment, various healthcare reform proposals have also emerged at the state level. In addition, clinical laboratory tests that are developed and validated by a laboratory for its own use are called laboratory developed tests, or LDTs. Changes in healthcare policy, such as changes in the U.S. Food and Drug Administration, or FDA, regulatory policy for LDTs, the creation of broad test utilization limits for diagnostic products in general or requirements that Medicare patients pay for portions of clinical laboratory tests or services received, could substantially impact the sales of our tests, increase costs and divert management’s attention from our business. For example, in 1989, the U.S. Congress passed federal self-referral prohibitions commonly known as the Stark Law, significantly restricting, regulating and changing laboratories’ relationships with physicians. In addition, sales of our tests outside of the U.S. make us subject to foreign regulatory requirements, which may also change over time.
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
     We have not obtained reimbursement coverage from third-party payors in the U.S. for our Oncotype DX colon cancer test launched in January 2010, and we just recently obtained reimbursement coverage for the test with a payor in Israel. We expect to focus substantial resources on obtaining adoption of and reimbursement coverage for this test. Because it is new, our Oncotype DX colon cancer test may be considered investigational by payors and therefore may not be covered under their reimbursement policies. We believe it may take several years to achieve reimbursement with a majority of third-party payors. However, we cannot predict whether, or under what circumstances, payors will reimburse for our test. If we fail to establish broad adoption of and reimbursement for our Oncotype DX colon cancer test, our reputation could be harmed and our future prospects and our business could suffer.
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
     Reimbursement on behalf of patients covered by Medicare accounted for 20% of our product revenues for both the three and six months ended June 30, 2010, and 20%, 22% and 23% of our product revenues for the years ended December 31, 2009, 2008, and 2007, respectively. Reimbursement on behalf of patients covered by United HealthCare Insurance Company accounted for 8% of our product revenues for both the three and six months ended June 30, 2010, and 9%, 9% and 13% of our product revenues for the years ended December 31, 2009, 2008 and 2007, respectively. While there were no other third-party payors with product revenues of 10% or more for these periods, there have been in the past, and may be in the future, other payors accounting for 10% or more of our product revenues. Because the majority of stage II colon cancer patients in the U.S. are age 65 and over, we may become more dependent on Medicare reimbursement in the future. It is possible that these or other third-party payors that provide reimbursement for our test may suspend, revoke or discontinue coverage at any time, or may reduce the reimbursement rates payable to us. Any such action could have a negative impact on our revenues.
Our financial results depend on sales of one test, our Oncotype DX breast cancer test, and we will need to generate sufficient revenues from this and other tests to run our business.
     For the foreseeable future, we expect to derive substantially all of our revenues from sales of one test, our Oncotype DX breast cancer test. We have been selling this test since January 2004. While we launched our test for colon cancer in January 2010, we do not expect to recognize significant revenues from this test until adoption of and reimbursement for this test have been established. We are in various stages of research and development for other tests that we may offer as well as for enhancements to our existing tests. We may not be able to successfully commercialize tests for other cancers. If we are unable to increase sales of our breast cancer test, establish adoption of and reimbursement for our colon cancer test, or successfully develop and commercialize other tests or enhancements, our revenues and our ability to achieve sustained profitability would be impaired.
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
     In June 2010, FDA announced a public meeting to discuss the agency’s oversight of LDTs prompted by the increased complexity of LDTs and their increasingly important role in clinical decision making and disease management, particularly in the context or personalized medicine. FDA indicated that it is considering a risk-based application of oversight to LDTs and that, following public input and discussion, it may issue separate draft guidance on the regulation of LDTs which may vary from the previously issued draft guidance on the regulation of in vitro diagnostic multivariate index assays. The public meeting was held in July 2010.
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
     We cannot provide any assurance that FDA regulation, including pre-market review, will not be required in the future for our tests, whether through additional guidance issued by FDA, new enforcement policies adopted by FDA or new legislation enacted by Congress. The Kennedy-Eshoo Personalized Medicine Bill, which would create an Office of Personalized Medicine with HHS to coordinate regulatory as well as reimbursement activities related to personalized medicine technologies such as Oncotype DX, was introduced to the House of Representatives in June 2010. In addition, the Subcommittee on Oversight and Investigations of the Congressional Energy and Commerce Committee held a hearing entitled “Direct-To-Consumer Genetic Testing and the Consequences to the Public Health,” in July 2010, during which, in addition to a review of certain direct to consumer tests, there was some commentary by FDA staff regarding the need for further regulation of LDT’s generally. It is possible that legislation will be enacted into law and may result in increased regulatory burdens for us to continue to offer our tests or to develop and introduce new tests.
     If pre-market review is required, our business could be negatively impacted until such review is completed and clearance to market or approval is obtained, and FDA could require that we stop selling our tests pending pre-market clearance or approval. If our tests are allowed to remain on the market but there is uncertainty about our tests, if they are labeled investigational by FDA, or if labeling claims FDA allows us to make are very limited, orders or reimbursement may decline. The regulatory approval process may involve, among other things, successfully completing additional clinical trials and submitting a pre-market clearance notice or filing a PMA application with FDA. If pre-market review is required by FDA, there can be no assurance that our tests will be cleared or approved on a timely basis, if at all. Ongoing compliance with FDA regulations would increase the cost of conducting our business, and subject us to inspection by and the requirements of FDA and penalties for failure to comply with these requirements. We may also decide voluntarily to pursue FDA pre-market review of our tests if we determine that doing so would be appropriate.
     Should any of the reagents obtained by us from vendors and used in conducting our tests be affected by future regulatory actions, our business could be adversely affected by those actions, including increasing the cost of testing or delaying, limiting or prohibiting the purchase of reagents necessary to perform testing.
If we were required to conduct additional clinical trials prior to continuing to sell our breast and colon cancer tests or any other tests we may develop, those trials could lead to delays or failure to obtain necessary regulatory approval, which could cause significant delays in commercializing any future products and harm our ability to achieve sustained profitability.
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
     We may find it necessary to engage contract research organizations to perform data collection and analysis and other aspects of our clinical trials, which might increase the cost and complexity of our trials. We may also depend on clinical investigators, medical institutions and contract research organizations to perform the trials properly. If these parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality, completeness or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical trials may have to be extended, delayed or terminated. Many of these factors would be beyond our control. We may not be able to enter into replacement arrangements without undue delays or considerable expenditures. If there are delays in testing or approvals as a result of the failure to perform by third parties, our research and development costs would increase, and we may not be able to obtain regulatory clearance or approval for our tests. In addition, we may not be able to establish or maintain relationships with these parties on favorable terms, if at all. Each of these outcomes would harm our ability to market our tests, or to achieve sustained profitability.
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
     We are also required to maintain a license to conduct testing in California. California laws establish standards for day-to-day operation of our clinical reference laboratory, including the training and skills required of personnel and quality control. In addition, our clinical reference laboratory is required to be licensed on a product-specific basis by New York State. New York law also mandates proficiency testing for laboratories licensed under New York state law, regardless of whether or not such laboratories are located in New York. Moreover, several other states require that we hold licenses to test specimens from patients in those states. Other states may have similar requirements or may adopt similar requirements in the future. Finally, we may be subject to regulation in foreign jurisdictions as we seek to expand international distribution of our tests.
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
     If medical practitioners do not order our Oncotype DX tests or any future tests developed by us, we will likely not be able to create demand for our products in sufficient volume for us to achieve sustained profitability. To generate demand, we will need to continue to make oncologists, surgeons and pathologists aware of the benefits of each type of test through published papers, presentations at scientific conferences and one-on-one education by our sales force. In addition, we will need to demonstrate our ability to obtain adequate reimbursement coverage from third-party payors.
     Prior to the inclusion of our Oncotype DX breast cancer test in clinical guidelines, guidelines and practices regarding the treatment of breast cancer often recommended that chemotherapy be considered in most cases, including many cases in which our test might indicate that, based on our clinical trial results, chemotherapy would be of little or no benefit. Accordingly, physicians may be reluctant to order a test that may suggest recommending against chemotherapy in treating breast cancer. Moreover, our test provides quantitative information not currently provided by pathologists and it is performed at our facility rather than by the pathologist in a local laboratory, so pathologists may be reluctant to support our test. These facts may make it difficult for us to convince medical practitioners to order our test for their patients, which could limit our ability to generate revenues and achieve sustained profitability.
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
     Some patients may decide not to use our Oncotype DX tests due to their price, part or all of which may be payable directly by the patient if the applicable payor denies reimbursement in full or in part. Even if medical practitioners recommend that their patients use our tests, patients may still decide not to use our tests, either because they do not want to be made aware of the likelihood of recurrence or they wish to pursue a particular course of therapy regardless of test results. Additionally, the current economic environment could continue to negatively impact patients, resulting in loss of healthcare coverage, delayed medical checkups or inability to pay for relatively expensive tests. If only a small portion of the patient population decides to use our tests, we will experience limits on our revenues and our ability to achieve sustained profitability.
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
     Our ability to compete and to achieve sustained profitability is impacted by our ability to protect our proprietary discoveries and technologies. We currently rely on a combination of patent applications, copyrights, trademarks, and confidentiality, material data transfer, license and invention assignment agreements to protect our intellectual property rights. We also rely upon trade secret laws to protect unpatented know-how and continuing technological innovation. Our intellectual property strategy is intended to develop and maintain our competitive position. Patents may be granted to us jointly with other organizations, and while we may have a right of first refusal, we cannot guarantee that a joint owner will not license rights to another party, and cannot guarantee that a joint owner will cooperate with us in the enforcement of patent rights.
     As of June 30, 2010, we had eight issued patents in the U.S. covering genes and methods that are components of the Oncotype DX breast cancer test, five of which were issued jointly to us and our collaborators, three Australian patents, one South African patent and one European patent for methods used to determine gene expression, and a number of pending U.S. and international patent applications. Our pending patent applications may not result in issued patents, and we cannot assure you that our issued patents or any patents that might ultimately be issued by the U.S. Patent and Trademark Office, or USPTO, will protect our technology. Any patents that may be issued to us might be challenged by third parties as being invalid or unenforceable, or third parties may independently develop similar or competing technology that avoids our patents. We cannot be certain that the steps we have taken will prevent the misappropriation and use of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the U.S.
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
     On October 30, 2008, the Court of Appeals for the Federal Circuit issued a decision that methods or processes cannot be patented unless they are tied to a machine or involve a physical transformation. The U.S. Supreme Court recently reversed that decision, finding that the “machine-or-transformation” test is not the only test for determining patent eligibility. The Court, however, declined to specify how and when processes are patentable. It is unclear at this time whether the USPTO will amend its patent prosecution guidelines for determining patentability. We cannot assure you that our patent portfolio will not be negatively impacted by this decision.
     A suit brought by multiple plaintiffs, including the American Civil Liberties Union, or ACLU, against Myriad Genetics and the USPTO, could also impact biotechnology patents. That case involves certain of Myriad’s U.S. patents related to the breast cancer susceptibility genes BRCA1 and BRCA2. Related European patents were canceled in 2004 by the European Patent Office after opposition, and a similar challenge is pending in Australia. The plaintiffs in the Myriad case filed motions for summary judgment in the Southern District of New York requesting that the court, among other things, find that the breast cancer genes are not patentable subject matter. We joined other diagnostic companies in filing an amici brief in this case. The U.S. District Court for the Southern District of New York filed an opinion on this case on March 20, 2010, finding that Myriad’s BRCA sequence and sequence related claims are unpatentable under the Federal Circuit “machine or transformation” test. Myriad has appealed this decision to the Federal Circuit, which has been instructed by the Supreme Court to use broader patentability principles. It is unknown how this case will be decided on appeal, whether this decision will have an indirect impact on gene patents generally, or if this decision will have a significant impact on the ability of biotechnology companies to obtain or enforce gene patents in the future.

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
     We have received notices of claims of infringement and misappropriation or misuse of other parties’ proprietary rights in the past and may from time to time receive additional notices. Some of these claims may lead to litigation. We cannot assure you that we will prevail in such actions, or that other actions alleging misappropriation or misuse by us of third-party trade secrets, infringement by us of third-party patents and trademarks or the validity of our patents, will not be asserted or prosecuted against us. We may also initiate claims to defend our intellectual property or to seek relief on allegations that we use, sell, or offer to sell technology that incorporates third party intellectual property. Intellectual property litigation, regardless of outcome, is expensive and time-consuming, could divert management’s attention from our business and have a material negative effect on our business, operating results or financial condition. If there is a successful claim of infringement against us, we may be required to pay substantial damages (including treble damages if we were to be found to have willfully infringed a third party’s patent) to the party claiming infringement, develop non-infringing technology, stop selling our tests or using technology that contains the allegedly infringing intellectual property or enter into royalty or license agreements that may not be available on acceptable or commercially practical terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis could harm our business. In addition, revising our tests to include the non-infringing technologies would require us to re-validate our tests, which would be costly and time-consuming. Also, we may be unaware of pending patent applications that relate to our tests. Parties making infringement claims on future issued patents may be able to obtain an injunction that could prevent us from selling our tests or using technology that contains the allegedly infringing intellectual property, which could harm our business.
     It is possible that a third party or patent office might take the position that one or more patents or patent applications constitute prior art in the field of genomic-based diagnostics. In such a case, we might be required to pay royalties, damages and costs to firms who own the rights to these patents, or we might be restricted from using any of the inventions claimed in those patents.
If we are unable to compete successfully, we may be unable to increase or sustain our revenues or achieve sustained profitability.
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
     We also face competition from many public and private companies that offer products or have conducted research to profile genes, gene expression or protein expression in breast or colon cancer, such as Agendia B.V., Almac Diagnostics, bioTheranostics, Celera Corporation, Clarient Incorporated, Exagen Diagnostics, Foundation Medicine Inc., Hologic, Qiagen, Response Genetics Inc. and University Genomics. We face competition from commercial laboratories with strong distribution networks for diagnostic tests, such as Genzyme Corporation, Laboratory Corporation of America Holdings and Quest Diagnostics Incorporated. Other potential competitors include companies that develop diagnostic tests such as Roche Diagnostics, a division of Roche Holding Ltd, Siemens AG and Veridex LLC, a Johnson & Johnson company, as well as other companies and academic and research institutions. Our competitors may invent and commercialize technology platforms that compete with ours. In December 2005, the federal government allocated a significant amount of funding to The Cancer Genome Atlas, a project aimed at developing a comprehensive catalog of the genetic mutations and other genomic changes that occur in cancers and maintaining the information in a free public database. As more information regarding cancer genomics becomes available to the public, we anticipate that more products aimed at identifying targeted treatment options will be developed and these products may compete with ours. In addition, competitors may develop their own versions of our tests in countries where we did not apply for patents or where our patents have not issued and compete with us in those countries, including encouraging the use of their test by physicians or patients in other countries.
     We have changed the list price of our breast cancer test in the past and we may change prices for our tests in the future. Any increase or decrease in pricing could impact reimbursement of and demand for our tests. Many of our present and potential competitors have widespread brand recognition and substantially greater financial and technical resources and development, production and marketing capabilities than we do. Others may develop lower-priced, less complex tests that could be viewed by physicians and payors as functionally equivalent to our tests, which could force us to lower the list prices of our tests and impact our operating margins and our ability to achieve sustained profitability. Some competitors have developed tests cleared for marketing by FDA. There may be a marketing differentiation or perception that an FDA-cleared test is more desirable than Oncotype DX tests, and that may discourage adoption of and reimbursement for our tests. If we are unable to compete successfully against current or future competitors, we may be unable to increase market acceptance for and sales of our tests, which could prevent us from increasing or sustaining our revenues or achieving sustained profitability and could cause the market price of our common stock to decline.
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
     In the past, we have entered into clinical trial collaborations with highly regarded organizations in the cancer field including, for example, the National Surgical Adjuvant Breast and Bowel Project, or NSABP. Our success in the future depends in part on our ability to enter into agreements with other leading cancer organizations. This can be difficult due to internal and external constraints placed on these organizations. Some organizations may limit the number of collaborations they have with any one company so as to not be perceived as biased or conflicted. Organizations may also have insufficient administrative and related infrastructure to enable collaborations with many companies at once, which can extend the time it takes to develop, negotiate and implement a collaboration. Additionally, organizations often insist on retaining the rights to publish the clinical data resulting from the collaboration. The publication of clinical data in peer-reviewed journals is a crucial step in commercializing and obtaining reimbursement for a test such as ours, and our inability to control when, if ever, results are published may delay or limit our ability to derive sufficient revenues from any product that may result from a collaboration.
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
We rely on a limited number of suppliers or, in some cases, a sole supplier, for some of our laboratory instruments and materials and may not be able to find replacements in the event our suppliers no longer supply that equipment or those materials, or those materials do not meet our quality specifications.
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
     We also rely on several sole suppliers for certain laboratory materials which we use to perform our tests. While we have developed alternate sourcing strategies for these materials, we cannot be certain that these strategies will be effective. If we should encounter delays or difficulties in securing these laboratory materials, or if the materials do not meet our quality specifications, delays in commercialization or an interruption in sales could occur.
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
     As of June 30, 2010, we had exclusive distribution agreements for our Oncotype DX breast cancer test in 13 countries outside of the U.S., and we may enter into other similar arrangements in other countries in the future. We intend to grow our business internationally, and to do so we may need to attract additional distributors to expand the territories in which we sell our test. Distributors may not commit the necessary resources to market and sell our test to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to locate distributors in particular geographic areas, we may not realize long-term international revenue growth. Regulatory requirements, costs of doing business outside of the U.S. and the reimbursement process in foreign markets may also impact our revenues from international sales or impact our ability to increase international sales in the future.
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

GENOMIC HEALTH, INC.
Date: August 9, 2010	By:	/s/ Kimberly J. Popovits
Kimberly J. Popovits
President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2010	By:	/s/ G. Bradley Cole
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