Form 10-Q
period 2010-09-30
GENOMIC HEALTH INC
filed 2010-11-09
CIK 1131324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 28,857,463 as of October 29, 2010.

GENOMIC HEALTH, INC.

PART 1: FINANCIAL INFORMATION
Item 1. Financial Statements
GENOMIC HEALTH, INC.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$23,616	$9,082
Short-term investments	46,095	48,366
Accounts receivable (net of allowance for doubtful accounts; 2010 - $738, 2009 - $545)	12,311	11,123
Prepaid expenses and other current assets	5,539	5,677

Total current assets	87,561	74,248
Property and equipment, net	10,524	12,865
Restricted cash	500	500
Other assets	1,568	494

Total assets	$100,153	$88,107

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,539	$1,304
Accrued compensation	6,159	6,188
Accrued license fees	2,884	3,016
Accrued expenses and other current liabilities	5,111	5,736
Deferred revenues	1,685	2,238
Note payable	43	225

Total current liabilities	18,421	18,707
Other liabilities	1,437	891
Commitments (Note 5)
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	255,575	246,383
Accumulated other comprehensive income	10	19
Accumulated deficit	(175,292)	(177,895)

Total stockholders’ equity	80,295	68,509

Total liabilities and stockholders’ equity	$100,153	$88,107

See accompanying notes.

GENOMIC HEALTH, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Product revenues	$45,773	$38,910	$128,553	$107,529
Contract revenues	544	607	2,432	2,436

Total revenues	46,317	39,517	130,985	109,965
Operating expenses:
Cost of product revenues	8,853	8,301	25,927	24,019
Research and development	8,180	9,120	23,953	27,007
Selling and marketing	17,336	15,313	52,868	45,719
General and administrative	8,561	7,316	25,640	22,318

Total operating expenses	42,930	40,050	128,388	119,063

Income (loss) from operations	3,387	(533)	2,597	(9,098)
Interest and other income	70	116	219	591
Interest and other expense	(2)	(22)	(31)	(109)

Income (loss) before income taxes	3,455	(439)	2,785	(8,616)
Income tax provision (benefit)	(215)	63	182	454

Net income (loss)	$3,670	$(502)	$2,603	$(9,070)

Basic net income (loss) per share	$0.13	$(0.02)	$0.09	$(0.32)

Diluted net income (loss) per share	$0.12	$(0.02)	$0.09	$(0.32)

Shares used in computing basic net income (loss) per share	28,832	28,579	28,784	28,539

Shares used in computing diluted net income (loss) per share	29,584	28,579	29,625	28,539

See accompanying notes.

GENOMIC HEALTH, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Operating activities
Net income (loss)	$2,603	$(9,070)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,311	4,868
Employee stock-based compensation	8,048	7,638
Non-employee stock-based compensation	15	—
Gain on disposal of property and equipment	(45)	(45)
Changes in assets and liabilities:
Accounts receivable	(1,188)	(848)
Prepaid expenses and other assets	(1,052)	(747)
Accounts payable	1,235	680
Accrued expenses and other liabilities	(79)	2,163
Accrued license fees	(132)	(273)
Accrued compensation	(29)	1,872
Deferred revenues	(553)	(1,036)

Net cash provided by operating activities	14,134	5,202

Investing activities
Purchases of property and equipment	(2,809)	(2,417)
Purchases of short-term investments	(60,627)	(41,670)
Maturities of short-term investments	62,889	44,800

Net cash provided by (used in) investing activities	(547)	713

Financing activities
Principal payments on notes payable	(182)	(1,507)
Proceeds from issuance of common stock under stock plans	1,129	1,140

Net cash provided by (used in) financing activities	947	(367)

Net increase in cash and cash equivalents	14,534	5,548
Cash and cash equivalents at the beginning of the period	9,082	11,171

Cash and cash equivalents at the end of the period	$23,616	$16,719

Cash paid for interest	$12	$109

Cash paid for income taxes	$587	$28

See accompanying notes.

GENOMIC HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
     The Company
          Genomic Health, Inc. (the “Company”) is a life science company focused on the global development and commercialization of genomic-based clinical diagnostic tests for cancer that allow physicians and patients to make individualized treatment decisions. The Company was incorporated in Delaware in August 2000. The Company’s first product, the Oncotype DX breast cancer test, was launched in 2004 and is used for early stage breast cancer patients to predict the likelihood of breast cancer recurrence and the likelihood of chemotherapy benefit. In January 2010, the Company launched its second product, the Oncotype DX colon cancer test, which is used to predict the likelihood of colon cancer recurrence in patients with stage II disease.
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
     Basis of Presentation and Use of Estimates
          The accompanying interim period condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated balance sheet as of September 30, 2010, condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 and condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2009 has been derived from audited financial statements. However, it does not include certain information and notes required by GAAP for complete consolidated financial statements.
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
          The Company’s product revenues for tests performed are recognized on an accrual basis when the following revenue recognition criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Criterion (1) is satisfied when the Company has an arrangement to pay or a contract with the payor in place addressing reimbursement for the Oncotype DX test. In the absence of such arrangements, the Company considers criterion (1) satisfied when a third-party payor pays the Company for the test performed. Criterion (2) is satisfied when the Company performs the test and generates and delivers to the physician, or makes available on its web portal, a Recurrence Score report. Determination of criteria (3) and (4) is based on management’s judgments regarding whether a contractual agreement has been entered into and the fee charged for products or services delivered is fixed or determinable, and the collectibility of those fees under any contract or agreement. When evaluating collectibility, the Company considers whether it has sufficient history to reliably estimate a payor’s individual payment patterns. Based upon at least several months of payment history, the Company reviews the number of tests paid against the number of tests billed and the payor’s outstanding balance for unpaid tests to determine whether payments are being made at a consistently high percentage of tests billed and at appropriate amounts given the contracted payment amount. To the extent all criteria set forth above are not met when test results are delivered, product revenues are recognized when cash is received from the payor.
          As of September 30, 2010, the Company had distributor agreements in 13 countries outside of the U.S. The distributor provides certain marketing and administrative services for the Company within its territory. As a condition of these agreements, the distributor pays the Company an agreed upon fee per test and the Company processes the tests. The same revenue recognition criteria described above generally apply to tests received through international distributors. Product revenues for tests performed are recognized on an accrual basis when the following revenue recognition criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. To the extent all criteria set forth above are not met when test results are delivered, product revenues are generally recognized when cash is received from the distributor.
          From time to time, the Company receives requests for refunds of payments, generally due to overpayments made by third-party payors. Upon becoming aware of a refund request, the Company establishes an accrued liability for tests covered by the refund request until such time as the Company determines whether a refund is due. Accrued refunds were $499,000 and $757,000 at September 30, 2010 and December 31, 2009, respectively.
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
     Allowance for Doubtful Accounts
          The Company accrues an allowance for doubtful accounts against its accounts receivable based on estimates consistent with historical payment experience. Bad debt expense is included in general and administrative expense on the Company’s condensed consolidated statements of operations. Accounts receivable are written off against the allowance when the appeals process is exhausted, when an unfavorable coverage decision is received or when there is other substantive evidence that the account will not be paid. As of September 30, 2010 and December 31, 2009, the Company’s allowance for doubtful accounts was $738,000 and $545,000, respectively. Write-offs for doubtful accounts of $526,000 and $1.5 million were recorded against the allowance during the three and nine months ended September 30, 2010, respectively, and write-offs of $373,000 and $1.2 million were recorded during the three and nine months ended September 30, 2009, respectively. Bad debt expense was $552,000 and $1.7 million for the three and nine months ended September 30, 2010, respectively, and $382,000 and $922,000 for the three and nine months ended September 30, 2009, respectively.

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
Note 2. Net Income (Loss) Per Share
          Basic net income (loss) per share is calculated by dividing net income (loss) for the period by the weighted-average number of common shares outstanding for the period without consideration of potential common shares. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period and dilutive potential common shares for the period determined using the treasury-stock method. The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010		2009	2010	2009
		(In thousands)		(In thousands)
Numerator:
Net income (loss)	$3,670		$(502)	$2,603	$(9,070)

Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic net income (loss) per share	28,832		28,579	28,784	28,539
Effect of dilutive securities:
Options to purchase common stock	752		—	841	—

Weighted-average shares of common stock outstanding used in the calculation of diluted net income (loss) per share	29,584		28,579	29,625	28,539

          Options to purchase approximately 4.2 and 4.0 million weighted-average shares of the Company’s common stock were outstanding during the three and nine months ended September 30, 2010, respectively, but were not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during these periods; therefore, their effect is anti-dilutive. Options to purchase 4.7 million shares of the Company’s common stock were outstanding for the three and nine months ended September 30, 2009, but are not included in the computation of diluted net loss per share because their effect is anti-dilutive.
     Comprehensive Income (Loss)
          The Company reports comprehensive income (loss) and its components as part of total stockholders’ equity.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Net income (loss)	$3,670	$(502)	$2,603	$(9,070)
Change in unrealized gain on available-for-sale securities	(3)	(31)	(9)	(186)

Comprehensive income (loss)	$3,667	$(533)	$2,594	$(9,256)

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
          The Company did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis at September 30, 2010 or December 31, 2009. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and considers factors specific to the asset or liability. The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009 by level within the fair value hierarchy:

	Actively Quoted			Significant
	Markets for		Significant Other	Unobservable
	Identical Assets		Observable Inputs	Inputs	Balance at
	Level 1		Level 2	Level 3	September 30, 2010
	(In thousands)
As of September 30, 2010
Assets
Money market deposits	$8,714		$—	$—	$8,714
U.S. Treasury securities	1,002	(1)	—	—	1,002	(1)
Debt securities of U.S. government-sponsored entities	––		30,153	—	30,153
Commercial paper	––		11,867	––	11,867
Corporate bonds	––		4,074	––	4,074

Total	$9,716		$46,094	$—	$55,810

	Actively Quoted			Significant
	Markets for	Significant Other		Unobservable
	Identical Assets	Observable Inputs		Inputs	Balance at
	Level 1	Level 2		Level 3	December 31, 2009
	(In thousands)
As of December 31, 2009
Assets
Money market deposits	$6,011	$—		$—	$6,011
U.S. Treasury securities	4,546	—		—	4,546
Debt securities of U.S. government-sponsored entities	—	44,820	(2)	—	44,820	(2)

Total	$10,557	$44,820		$—	$55,377

(1)	Includes a U.S. Treasury security with a fair value of $1,002,000 that matures within three months of September 30, 2010 and was classified as cash equivalents on the condensed consolidated balance sheet at September 30, 2010.

(2)	Includes a debt security with a fair value of $1,000,000 that matured within three months of December 31, 2009 and was classified as cash equivalents on the condensed consolidated balance sheet at December 31, 2009.
          The Company’s debt securities of U.S. government-sponsored entities, commercial paper and corporate bonds are classified as Level 2 as they are valued using multi-dimensional relational pricing models that use observable market inputs, including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data. Not all inputs listed are available for use in the evaluation process on any given day for each security evaluation. In addition, market indicators, industry and economic events are monitored and may serve as a trigger to acquire further corroborating market data. There were no transfers between Level 1 and Level 2 categories during the three and nine months ended September 30, 2010 and 2009, respectively.
          The following tables illustrate the Company’s available-for-sale securities as of the dates indicated:

	September 30, 2010
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
		(In thousands)
Debt securities of U.S. government-sponsored entities	$30,146	$7	$—	$30,153
Commercial paper	11,861	6	—	11,867
Corporate bonds	4,078	—	(4)	4,074
U.S. Treasury securities	1,002	—	—	1,002

Total	$47,087	$13	$(4)	$47,096

	December 31, 2009
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
		(In thousands)
Debt securities of U.S. government-sponsored entities	$43,800	$29	$(9)	$43,820
U.S. Treasury securities	4,547	—	(1)	4,546

Total	$48,347	$29	$(10)	$48,366

          The Company had no realized gains or losses on its available-for-sale securities for the three and nine months ended September 30, 2010 and 2009, respectively.
          As of September 30, 2010, all of the Company’s available-for-sale securities had contractual maturities of one year or less.

Note 4. Collaboration and Commercial Technology Licensing Agreements
          The Company has entered into a variety of collaboration and specimen transfer agreements relating to its development efforts. The Company recorded collaboration expenses of $351,000 and $1.5 million for the three and nine months ended September 30, 2010, respectively, and $387,000 and $1.9 million for the three and nine months ended September 30, 2009, respectively, relating to services provided in connection with these agreements. In addition to these expenses, some of the agreements contain provisions for royalties from inventions resulting from these collaborations. The Company has specified options and rights relating to joint inventions arising out of the collaborations.
          The Company is a party to various agreements under which it licenses technology on a nonexclusive basis in the field of human diagnostics. Access to these licenses enables the Company to process its Oncotype DX tests. While certain agreements contain provisions for fixed annual payments, license fees are generally calculated as a percentage of product revenues, with rates that vary by agreement and may be tiered, and payments that may be capped at annual minimum or maximum amounts. The Company recognized costs recorded under these agreements of $2.6 million and $7.6 million for the three and nine months ended September 30, 2010, respectively, and $2.7 million and $7.4 million for the three and nine months ended September 30, 2009, respectively, which were included in cost of product revenues.
          At September 30, 2010, future fixed annual payments, exclusive of royalty payments, relating to the launch and commercialization of our Oncotype DX breast and colon cancer tests totaled $2.3 million and were payable as follows:

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
Note 5. Commitments
     Notes Payable
          In March 2005, the Company entered into an arrangement to finance the acquisition of laboratory and office equipment, computer hardware and software and leasehold improvements. In connection with this arrangement, the Company granted the lender a security interest in the assets purchased with the borrowed amounts. The Company can prepay all, but not part of, the amounts outstanding under the arrangement so long as the Company also pays a 4% premium on the outstanding principal balance. At September 30, 2010, the outstanding notes payable balance under this arrangement was $43,000, at an annual interest rate of 11.30%, which is scheduled to be paid in full by November 2010. According to the terms of the arrangement, the Company is required to notify the lender if there is a material adverse change in its financial condition, business or operations. The Company believes it has complied with all the material covenants of the financing arrangement as of September 30, 2010.
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
          In October 2009, the Company entered into a non-cancelable agreement to lease an additional 30,500 square feet of office space near the locations the Company currently occupies. The lease commenced on April 1, 2010 and expires in March 2018, with an option for the Company to extend the term of the lease for an additional five years. The agreement includes lease incentive obligations of $307,000 that are being amortized on a straight-line basis over the life of the lease. In connection with this lease, the Company paid a $183,000 cash security deposit, which is included in other assets on the condensed consolidated balance sheets.
          In May 2010, the Company’s European subsidiary entered into a non-cancelable lease for approximately 2,500 square feet of office space in Geneva, Switzerland. The lease commenced on June 1, 2010 and has a term of five years. In connection with this lease, the Company paid an $87,000 cash security deposit, which is included in other assets on the condensed consolidated balance sheets.
          Future non-cancelable commitments under these operating leases at September 30, 2010 were as follows:

Annual
Payments
(In thousands)
Years Ending December 31,
2010 (remainder of the year)	$585
2011	2,426
2012	1,010
2013	739
2014	757
2015 and thereafter	2,338

Total minimum payments	$7,855

Note 6. Stock-Based Compensation
          The Company values its stock option grants using the Black-Scholes option valuation model. The Company recorded employee stock-based compensation expense of $2.7 million and $8.0 million for the three and nine months ended September 30, 2010, respectively, and $2.5 million and $7.6 million for the three and nine months ended September 30, 2009, respectively. Employee stock-based compensation expense was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Employee stock-based compensation expense includes expense related to options granted to outside directors of the Company. The following table presents the impact of employee stock-based compensation expense on selected statements of operations line items for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Cost of product revenues	$86	$96	$275	$277
Research and development	778	796	2,243	2,336
Selling and marketing	760	786	2,403	2,381
General and administrative	1,033	870	3,126	2,610

Total stock-based compensation expense	$2,657	$2,548	$8,047	$7,604

          As of September 30, 2010, total unrecognized compensation expense related to unvested stock options, net of estimated forfeitures, was $16.8 million. The Company expects to recognize this expense over a weighted-average period of 30 months.
          Valuation Assumptions
          Option valuation models require the input of highly subjective assumptions that can vary over time. The Company’s assumptions regarding expected volatility are based on the historical volatility of the Company’s common stock. The expected life of options granted is estimated based on historical option exercise data and assumptions related to unsettled options. The risk-free interest rate is estimated using published rates for U.S. Treasury securities with a remaining term approximating the expected life of the options granted. The Company uses a dividend yield of zero as it has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future. The Company granted options to purchase 51,300 and 1,235,598 shares of common stock to employees during the three and nine months ended September 30, 2010, respectively. The Company granted options to purchase 71,700 and 279,250 shares of common stock to employees and directors during the three and nine months ended September 30, 2009, respectively. The weighted-average fair values and the assumptions used in calculating such values for stock options granted during these periods were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Expected volatility	48%	55%	53%	55%
Risk-free interest rate	1.53%	2.67%	2.52%	2.30%
Expected life of options in years	5.09	5.86	5.78	5.86
Weighted-average fair value	$6.43	$10.53	$8.66	$12.40
          Stock Options Exercised
          For the three and nine months ended September 30, 2010, the Company issued 38,537 and 171,156 shares of common stock in connection with the exercise of stock options with a weighted-average exercise price of $5.04 and $6.60 per share, respectively. For the three and nine months ended September 30, 2009, the Company issued 54,716 and 149,366 shares of common stock in connection with the exercise of stock options with a weighted-average exercise price of $8.73 and $7.64 per share, respectively.
Note 7. Income Tax
          The Company recorded a benefit provision for income taxes of $215,000 and a provision for income taxes of $182,000 for the three and nine months ended September 30, 2010, respectively, and a provision for income taxes of $63,000 and $454,000 for the three and nine months ending September 30, 2009, respectively. The benefit provision and provision for income taxes for the three and nine months ended September 30, 2010 were computed using the “discrete” (or “cut-off”) method. The benefit provision and provision for income taxes for the three and nine months ended September 30, 2010 were principally comprised of California alternative minimum tax, other state income taxes and foreign taxes, offset by a reversal of 2009 federal alternative minimum tax previously provided for. The reversal of 2009 federal alternative minimum tax was a result of the enactment of the Worker, Homeownership and Business Assistance Act of 2009 that expanded the use of net operating losses.
          The provision for income taxes for the three and nine months ended September 30, 2009 was based on the Company’s estimated taxable income for that year, and was principally comprised of federal alternative minimum tax and California income tax. The change in tax computation method was made prospectively and was due to the impact of expected quarterly earnings volatility on the Company’s ability to reliably forecast an effective tax rate for 2010. The difference in income tax expense between the provision at the statutory rate of the Company’s loss before income taxes and provision actually recorded was primarily due to the impact of nondeductible stock-based compensation expenses. For federal tax purposes, the provision was offset by the net operating loss carry-forwards that eliminate the federal regular and alternative minimum amounts.
          The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until sufficient evidence exists to support the reversal of all or some portion of these allowances. Should the actual timing tax differences differ from the Company’s estimates, the amount of its valuation allowance could be materially impacted.

          The Company had $685,000 of unrecognized tax benefits at both September 30, 2010 and December 31, 2009, respectively. The Company does not anticipate a material change in its unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.
          The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense when and if incurred. As of September 30, 2010, the Company had not recognized any tax-related penalties or interest in its condensed consolidated balance sheets or statements of operations. All tax years from 2000 forward remain subject to future examination by federal, state and foreign tax authorities.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our expectation that, for the foreseeable future, substantially all of our revenues will be derived from the Oncotype DX breast cancer test; the factors that may impact our financial results; the extent of our net losses and our ability to achieve sustained profitability; our ability to recognize revenues other than on a cash basis; our business strategy and our ability to achieve our strategic goals; our expectations regarding the composition of product revenues; the amount of future revenues that we may derive from Medicare patients or categories of patients; our plans to pursue reimbursement on a case-by-case basis; our ability, and expectations as to the amount of time it will take, to achieve successful reimbursement from third-party payors and government insurance programs for new tests or markets, including for Oncotype DX for N+ breast cancer patients, Oncotype DX for colon cancer, or for patients outside of the U.S.; our expectations regarding our international expansion and opportunities, and our expectations regarding revenues from international sales; our intent to enter into additional foreign distribution arrangements; the factors we believe to be driving demand for our tests and our ability to sustain or increase such demand; our success in increasing patient and physician demand as a result of our direct sales approach; plans for enhancements of Oncotype DX to address different patient populations of breast cancer; plans for, and the timeframe for the development or commercial launch of, future tests addressing different patient populations or other cancers; the factors that we believe will drive the establishment of coverage policies; the capacity of our clinical reference laboratory to process tests and our expectations regarding capacity; our dependence on collaborative relationships and the success of those relationships; whether any tests will result from our collaborations; the applicability of clinical results to actual outcomes; our estimates and assumptions with respect to disease incidence; our plans with respect to potential tests for ductal carcinoma in situ, or other cancers or for patients treated with specific treatments; the occurrence, timing, outcome or success of clinical trials or studies; our intention to plan additional development or clinical studies; our expectations regarding the timing of announcement or publication of research results; the benefits of our technology platform; the economic benefits of our tests to the healthcare system; the ability of our tests to impact treatment decisions; our beliefs regarding our competitive benefits; our belief that multi-gene analysis provides better analytical information; our expectations regarding clinical development processes future tests may follow; our beliefs regarding the benefits of individual gene reporting; the level of investment in our sales force; our expectations regarding our general and administrative, selling and marketing and research and development expense levels and our anticipated uses of those funds; our expectations regarding capital expenditures; our ability to comply with the requirements of being a public company; our ability to attract and retain experienced personnel; the adequacy of our product liability insurance; how we intend to spend our existing cash and cash equivalents and how long we expect our existing cash to last; our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing; our expected future sources of cash; our plans to borrow additional amounts under existing or new financing arrangements; our belief that we are in material compliance with financial covenants; our expectations regarding repayment of debt or incurrence of additional debt; our compliance with federal, state and foreign regulatory requirements; the potential impact resulting from the regulation of Oncotype DX by the U.S. Food and Drug Administration, or FDA; our belief that Oncotype DX is properly regulated under the Clinical Laboratory Improvement Amendments of 1988, or CLIA; the impact of new or changing policies, regulation or legislation on our business; our belief that we have taken reasonable steps to protect our intellectual property; our strategies regarding filing additional patent applications to strengthen our intellectual property rights; the impact of changing interest rates; our beliefs regarding our unrecognized tax benefits; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; the impact of the economy on our business, patients and payors; our expectations regarding the impact of the economic environment on our liquidity and our investments; and anticipated trends and challenges in our business and the markets in which we operate.

          Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A of this report, as well as our ability to develop and commercialize new products; the timing of payments for our tests; the risk of unanticipated delays in research and development efforts; the risk that we may not obtain or maintain adequate reimbursement for our existing tests and any future tests we may develop; the risks and uncertainties associated with the regulation of our tests by FDA; the impact of legislation on our business; our ability to compete against third parties; our ability to obtain capital when needed; the economic environment; and our history of operating losses. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to update any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
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
          For the three and nine months ended September 30, 2010, more than 14,730 and 42,090 Oncotype DX test reports were delivered for use in treatment planning, respectively, compared to more than 12,600 and 35,700 test reports delivered for the three and nine months ended September 30, 2009, respectively. All of our tests are conducted at our clinical reference laboratory in Redwood City, California. Our clinical reference laboratory processing capacity is currently approximately 18,000 tests per calendar quarter. As test processing for our Oncotype DX breast and colon cancer tests is essentially the same, except that the tests use different RNA extraction methods and analyze different genes, we believe that we currently have sufficient capacity to process both of our tests.
          We depend upon third-party payors to provide reimbursement for our tests. Accordingly, we have and expect to continue to focus substantial resources on obtaining reimbursement coverage from third-party payors.
          In January 2010, we hired 8 U.S. sales representatives, increasing our domestic sales force to a total of 88 sales representatives. We have also continued to expand internationally. We plan to use essentially the same business model internationally as we use in the U.S., however, there are significant differences between countries that need to be considered. For example, different countries may have a public healthcare system, a combination of public and private healthcare systems or a cash-based payment system. We have sales representatives in certain countries outside the U.S. We may decide to work directly on our own in some countries while continuing to utilize distributors in other countries. Although we have continued to expand our sales, marketing and reimbursement efforts outside the U.S., we do not expect international product revenues to comprise more than 10% of our total revenues until the second half of 2011.
          Oncotype DX Breast Cancer Test
          We believe increased demand for our Oncotype DX breast cancer test resulted from our ongoing commercial efforts, continued publication of peer-reviewed articles on studies we sponsored, conducted or collaborated on that support the use of and reimbursement for the test, clinical presentations at major symposia, and the inclusion of our breast cancer test in clinical practice guidelines. However, this increased demand is not necessarily indicative of future growth rates, and we cannot assure you that this level of increased demand can be sustained or that publication of articles, future appearances or presentations at medical conferences or increased commercial efforts will have a similar impact on demand for our breast cancer test in the future. Sequential quarterly demand for our breast cancer test may also be impacted by other factors, including the economic environment and continued high unemployment levels, seasonal effects relating to physician and patient vacation schedules, our shift in commercial focus to our Oncotype DX colon cancer test or any future products we may develop, and the number of clinical trials in process by cooperative groups or makers of other tests conducting experience studies.
          Most national and regional third-party payors in the U.S., along with the local Medicare carrier for California with jurisdiction for claims submitted by us for Medicare patients, have issued positive coverage determinations for our Oncotype DX breast cancer test for patients with node negative, or N-, estrogen receptor positive, or ER+, disease through contracts, agreements or policy decisions. In June 2009, the local carrier with jurisdiction for claims submitted by us for Medicare patients extended its coverage for our breast cancer test to include ER+ patients with node positive, or N+, disease (up to three positive lymph nodes). Additionally, some payors provide policy coverage for the use of our test in ER+ patients with N+ disease, including lymph node micro-metastasis (greater than 0.2 mm, but not greater than 2.0 mm in size). However, we may not be able to obtain reimbursement coverage from other payors for our test for breast cancer patients with N+, ER+ disease.
          As of September 30, 2010, we had exclusive distribution agreements for our Oncotype DX breast cancer test with distributors in 13 countries outside of the U.S., and have established reimbursement arrangements for this test with several public and private payors. We have completed or initiated multiple international clinical studies intended to support the adoption of our breast cancer test outside of the U.S. In October 2010, we announced positive results from our first European clinical decision impact study demonstrating that knowledge of the Oncotype DX breast cancer Recurrence Score result changed oncologist’s treatment decisions in over 30% of patients, which is consistent with U.S. decision impact studies.
          Oncotype DX Colon Cancer Test
          We expect to continue to focus substantial resources on obtaining adoption of and reimbursement for our Oncotype DX colon cancer test, which we launched in January 2010. We believe the key factors that will drive adoption of this test include our continued publication of peer-reviewed articles on studies we sponsored, conducted or collaborated on that support the use of and reimbursement for the test, clinical presentations at major symposia and our ongoing commercial efforts. We are working with public and private payors and health plans to secure coverage for our colon cancer test based upon clinical evidence showing the utility of the test. We may need to hire additional commercial, scientific, technical and other personnel to support this process.
          We have obtained limited reimbursement coverage from third-party payors for our Oncotype DX colon cancer test. As a new test, our colon cancer test may be considered investigational by payors and therefore may not be covered under their reimbursement policies. Consequently, we intend to pursue case-by-case reimbursement and expect that this test will continue to be reviewed on this basis until policy decisions have been made by individual payors. We believe it may take several years to achieve reimbursement with a majority of third-party payors for our colon cancer test. However, we cannot predict whether, or under what circumstances, payors will reimburse for this test. Based upon our experience in obtaining adoption of and reimbursement for our Oncotype DX breast cancer test, we do not expect product revenues from our colon cancer test to comprise more than 10% of our total revenues for at least the next year or more.
          During the second quarter of 2010, we completed sample processing for our second stage II colon cancer recurrence study and plan to report results in 2011. In June 2010, the first treatment decision impact study of our colon cancer test was initiated. We are planning additional studies to support the clinical utility and assess the treatment impact and health economic benefit of our colon cancer test.
          Product Pipeline
          We are investigating the utility of Oncotype DX in patients with ductal carcinoma in situ, or DCIS, breast cancer, which generally refers to a pre-invasive tumor with reduced risk of recurrence. In early 2010, we presented positive results from a DCIS breast cancer feasibility study demonstrating that ribonucleic acid, or RNA, extraction and reverse transcription polymerase chain reaction, or RT-PCR, technology can be successfully performed to assess gene expression profiles from fixed paraffin-embedded, or FPE, tissues. We plan to evaluate the use of the Oncotype DX 21-gene breast cancer panel and also seek to identify other genes that may be used for treatment planning in DCIS. We have initiated sample processing for a large DCIS clinical trial and plan to report results in the first half of 2011.

          In June 2010, we presented positive results from an evaluation of biological similarities and differences between stage II and stage III colon cancer suggesting the Oncotype DX colon cancer Recurrence Score result may also predict recurrence risk in stage III colon cancer. We plan to continue conducting early development tests to evaluate our colon cancer test for treatment planning in stage III disease, and we are also conducting studies to investigate our colon cancer test’s ability to predict chemotherapy benefit in stage II and stage III colon cancer patients treated with oxaliplatin.
          During the second quarter of 2010, we completed our first prostate gene identification study. We expect to report results from this study in late 2010.
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
          Economic Environment
          Continuing concerns over prolonged high unemployment levels across the U.S., the availability and cost of credit, the U.S. mortgage market, the U.S. real estate market, Federal budget proposals, inflation, deflation, taxation issues, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the U.S. economy. These factors, combined with declines in business and consumer confidence and a volatile stock market, have precipitated an economic slowdown and expectations of slower global economic growth going forward. We periodically evaluate the impact of this environment on our cash management, cash collection activities and volume of tests delivered.
          As of the date of this report, we have not experienced a loss of principal on any of our investments, and we expect that we will continue to be able to access or liquidate these investments as needed to support our business activities. From time to time, we monitor the financial position of our significant third-party payors, which include Medicare and managed care companies. As of the date of this report, we do not expect the current economic environment to have a material negative impact on our ability to collect payments from third-party payors in the foreseeable future. The economic environment continued to have a negative impact on growth in tests delivered during the three and nine months ended September 30, 2010, particularly in areas of the U.S. with high unemployment levels where patients have lost healthcare coverage, delayed medical checkups or are unable to pay for our tests. We intend to continue to assess the impact of the economic environment on our business activities. If the economic environment does not improve or deteriorates, the volume of tests delivered could continue to be negatively impacted and we could, in turn, experience lower revenues.
          U.S. Healthcare Legislation
          The recently enacted Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or, collectively, the PPACA, makes changes that are expected to significantly impact the pharmaceutical and medical device industries. The PPACA contains a number of provisions designed to generate the revenues necessary to fund expanded health insurance coverage, including new fees or taxes on certain health-related industries, including medical device manufacturers. Beginning in 2013, each medical device manufacturer will have to pay sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices. Though there are some exceptions to the tax, it may apply to some or all of our current products and products in development. The PPACA also mandates a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule, in addition to a productivity adjustment to the Clinical Laboratory Fee Schedule. In addition, the PPACA establishes a board that is charged with reducing the per capita rate of growth in Medicare spending. These reductions in payments may apply to some or all of our clinical laboratory tests delivered to Medicare beneficiaries.
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
          Revenue Recognition
          We determine whether revenue is recognized on an accrual basis when test results are delivered or on a cash basis when cash is received from the payor. Our revenues for tests performed are recognized on an accrual basis when the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. We assess whether the fee is fixed or determinable based on the nature of the fee charged for the products or services delivered and existing contractual agreements. When evaluating collectibility, we consider whether we have sufficient history to reliably estimate a payor’s individual payment patterns. Based upon at least several months of payment history, we review the number of tests paid against the number of tests billed and the payor’s outstanding balance for unpaid tests to determine whether payments are being made at a consistently high percentage of tests billed and at appropriate amounts given the contracted payment amount. To the extent all criteria set forth above are not met, including where there is no evidence of payment history at the time test results are delivered, product revenues are recognized on a cash basis when cash is received from the payor.
          As of September 30, 2010, we had distributor agreements in 13 countries outside of the U.S. The distributor provides us with certain marketing and administrative services within its territory. As a condition of these agreements, the distributor pays us an agreed upon fee per test and we process the tests. The same revenue recognition criteria described above generally apply to tests received through international distributors. Product revenues for tests performed are recognized on an accrual basis when the following revenue recognition criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. To the extent all criteria set forth above are not met when test results are delivered, product revenues are generally recognized when cash is received from the distributor.
          Test revenue recognized on an accrual basis is recorded upon delivery of each test performed, net of any contractual discount at the amount that we expect to collect. We determine the amount we expect to collect on a per payor, per contract or agreement basis, based on our analysis of historical average payments. This average amount is typically lower than the agreed upon amount due to several factors, such as the amount of patient co-payments, the existence of secondary payors and claim denials. We typically review our analysis annually, or at the time a contractual price change is implemented or when information comes to our attention that leads us to believe an adjustment may be warranted.
          As of September 30, 2010, amounts outstanding for tests delivered, net of write-downs and adjustments, which were not recognized as revenue upon delivery because our accrual revenue recognition criteria were not met and which had not been collected, totaled approximately $37 million. We cannot provide any assurance as to when, if ever, and to what extent these amounts will be collected.
          From time to time, we receive requests for refunds of payments, generally due to overpayments made by third-party payors. Upon becoming aware of a refund request, we establish an accrued liability for tests covered by the refund request until such time as we determine whether or not a refund is due. If we determine that a refund is due, we credit cash and reduce the accrued liability. Accrued refunds were $499,000 and $757,000 at September 30, 2010 and December 31, 2009, respectively.
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

          Accounts Receivable
          We accrue an allowance for doubtful accounts against our accounts receivable based on estimates consistent with historical payment experience. Our allowance for doubtful accounts is evaluated quarterly and adjusted when trends or significant events indicate that a change in estimate is appropriate. As of September 30, 2010 and December 31, 2009, our allowance for doubtful accounts was $738,000 and $545,000, respectively. See “Liquidity and Capital Resources” for additional information, including a summary of accounts receivable aging by payor mix.
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
          We review our valuation assumptions on an ongoing basis, and, as a result, our assumptions used to value employee stock-based awards granted in future periods may change. See Note 6, “Stock-Based Compensation,” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
Results of Operations
          Three and Nine Months Ended September 30, 2010 and 2009
          We recorded net income of $3.7 million and $2.6 million for the three and nine months ended September 30, 2010, respectively, compared to a net loss of $502,000 and $9.1 million for the three and nine months ended September 30, 2009, respectively. On a basic per share basis, net income was $0.13 and $0.09 for the three and nine months ended September 30, 2010, respectively, compared to a net loss of $0.02 and $0.32 for the three and nine months ended September 30, 2009, respectively. On a diluted per share basis, net income was $0.12 and $0.09 for the three and nine months ended September 30, 2010, respectively, compared to a net loss of $0.02 and $0.32 for the three and nine months ended September 30, 2009, respectively. We may incur net losses in future periods due to future spending, and we may not achieve sustained profitability for at least the next year or more.
Revenues
          Total revenues increased 17% to $46.3 million and 19% to $131.0 million for the three and nine months ended September 30, 2010, respectively, compared to $39.5 million and $110.0 million for the three and nine months ended September 30, 2009, respectively. We derive our revenues primarily from product sales and, to a lesser extent, from contract research arrangements. We operate in one industry segment. As of September 30, 2010, substantially all of our product revenues have been derived from the sale of our Oncotype DX breast cancer test. Payors are billed upon generation and delivery of a Recurrence Score report to the physician. Product revenues are recorded on a cash basis unless a contract or arrangement is in place with the payor at the time of billing and collectibility is reasonably assured. Contract revenues are derived from studies conducted with biopharmaceutical and pharmaceutical companies and are recorded as contractual obligations are completed.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Product revenues	$45,773	$38,910	$128,553	$107,529
Contract revenues	544	607	2,432	2,436

Total revenues	$46,317	$39,517	$130,985	$109,965

Period over period dollar increase in product revenues	$6,863		$21,024
Period over period percentage increase in product revenues	18%		20%
          The increase in product revenues for both the three and nine month comparative periods resulted from an increase in test volume, expanded reimbursement coverage and an increase in revenues recorded on an accrual basis. Approximately 56% and 54% of product revenues for the three and nine months ended September 30, 2010, respectively, were recorded on an accrual basis and recognized at the time the test results were delivered, compared to approximately 50% of product revenues for the three and nine months ended September 30, 2009, respectively. For both periods, the balance of product revenues was recognized upon cash collection as payments were received. The timing of recognition of revenues related to third-party payments may cause fluctuations in product revenues from period to period.
          Product revenues on behalf of Medicare patients were $9.4 million, or 21%, and $26.1 million, or 20%, of product revenues for the three and nine months ended September 30, 2010, respectively, compared to $7.4 million, or 19%, and $20.4 million, or 19%, of product revenues for the three and nine months ended September 30, 2009, respectively. There were no other third party payors with product revenues of 10% or more for these periods. International product revenues were $3.1 million, or 7%, and $7.2 million, or 6%, of total product revenues for the three and nine months ended September 30, 2010, respectively, compared to $1.8 million, or 5%, and $4.4 million, or 4%, of total product revenues for the three and nine months ended September 30, 2009, respectively.
          Contract revenues were $544,000 and $2.4 million for the three and nine months ended September 30, 2010, respectively, compared to $607,000 and $2.4 million for the three and nine months ended September 30, 2009, respectively. Period over period variances in contract revenues are generally due to project timing for ongoing contract research and development activities. We expect that our contract revenues will continue to fluctuate based on the timing and number of studies being conducted.
Cost of Product Revenues

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Tissue sample processing costs	$6,120	$5,517	$18,005	$16,324
Stock-based compensation	86	96	275	277

Total tissue sample processing costs	6,206	5,613	18,280	16,601
License fees	2,647	2,688	7,647	7,418

Total cost of product revenues	$8,853	$8,301	$25,927	$24,019

Period over period dollar increase	$553		$1,908
Period over period percentage increase	7%		8%

          Cost of product revenues represents the cost of materials, direct labor, equipment and infrastructure expenses associated with processing tissue samples (including histopathology, anatomical pathology, paraffin extraction, RT-PCR, quality control analyses and shipping charges to transport tissue samples) and license fees. Infrastructure expenses include allocated facility occupancy and information technology costs. Costs associated with performing our test are recorded as tests are processed. Costs recorded for tissue sample processing represent the cost of all the tests processed during the period regardless of whether revenue was recognized with respect to that test. Royalties for licensed technology calculated as a percentage of product revenues and fixed annual payments relating to the launch and commercialization of Oncotype DX tests are recorded as license fees in cost of product revenues at the time product revenues are recognized or in accordance with other contractual obligations. While license fees are generally calculated as a percentage of product revenues, the percentage increase in license fees does not correlate exactly to the percentage increase in product revenues because certain agreements contain provisions for fixed annual payments and other agreements have tiered rates and payments that may be subject to annual minimum or maximum amounts. License fees represent a significant component of our cost of product revenues and are expected to remain so for the near future.
          Tissue sample processing costs increased $603,000, or 11%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, reflecting an 11% increase in test volume for the three month comparative periods. Tissue sample processing costs increased $1.7 million, or 10%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. This increase was driven primarily by an 18% increase in test volume for the nine month comparative periods, partially offset by cost controls and efficiency gains. License fees decreased $41,000, or 2%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. License fees increased $229,000, or 3%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. License fees for the three and nine months ended September 30, 2010 included decreases of approximately $457,000 and $1.3 million, respectively, related to the discontinuance of certain license fees representing 1% of total product revenues, resulting from the abandonment of a patent by the licensor. These decreases were offset by increases in license fees (related to other licenses) due to increased product revenues of $366,000 and $1.2 million for the three and nine months ended September 30, 2010, respectively, and expense related to fixed annual payments to one of our collaborators triggered by the January 2010 launch of our Oncotype DX colon cancer test of $50,000 and $300,000 for the three and nine months ended September 30, 2010, respectively. We expect the cost of product revenues to increase in future periods to the extent we process more tests.
Research and Development Expenses

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Personnel-related expenses	$4,200	$4,723	$12,258	$13,981
Stock-based compensation	778	796	2,243	2,336
Reagents and laboratory supplies	503	925	1,323	2,201
Collaboration expenses	351	380	1,514	1,875
Infrastructure and all other costs	2,348	2,296	6,615	6,614

Total research and development expenses	$8,180	$9,120	$23,953	$27,007

Period over period dollar decrease	$(940)		$(3,054)
Period over period percentage decrease	(10%)		(11%)
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
          The $940,000, or 10%, decrease in research and development expenses for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 included a $523,000 decrease in personnel-related expenses and a $422,000 decrease in reagents and laboratory supplies. The $3.1 million, or 11%, decrease in research and development expenses for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 reflected a $1.7 million decrease in personnel-related expenses, an $878,000 decrease in reagents and laboratory supplies and a $361,000 decrease in collaboration expenses. These decreases were due primarily to cost controls, efficiency gains, project timing and reagents and supplies use for ongoing contract research and development activities, and the movement of our Oncotype DX colon cancer test from development in the first half of 2009 to commercialization in the last half of 2009 and product launch in January 2010. We expect our research and development expenses to increase in future periods due to the initiation of additional studies related to our colon test and increased investment in our product pipeline for breast, colon, renal, prostate and other cancers.
Selling and Marketing Expenses

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Personnel-related expenses	$8,998	$7,598	$26,358	$22,286
Stock-based compensation	760	786	2,403	2,381
Promotional and marketing materials	2,736	3,204	9,792	9,153
Travel, meetings and seminars	1,998	1,559	6,110	5,544
Infrastructure and all other costs	2,844	2,166	8,205	6,355

Total selling and marketing expenses	$17,336	$15,313	$52,868	$45,719

Period over period dollar increase	$2,023		$7,149
Period over period percentage increase	13%		16%
          Our selling and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses, and infrastructure expenses, including allocated facility occupancy and information technology costs. These expenses include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding our genomic technologies, how our Oncotype DX tests are developed and validated and the value of the quantitative information that our tests provide. Selling and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation and dissemination of scientific and economic publications related to our Oncotype DX tests. Our sales force compensation includes annual salaries and eligibility for quarterly commissions based on the achievement of predetermined sales goals.
          The $2.0 million, or 13%, increase in selling and marketing expenses for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was due primarily to a $1.4 million increase in personnel-related expenses, a $678,000 increase in infrastructure and other costs, including allocations for information technology, recruiting and other expenses, and a $439,000 increase in travel, meetings and seminars expenses, partially offset by a $468,000 decrease in promotional and marketing materials. The $7.1 million, or 16%, increase in selling and marketing expenses for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was due to a $4.1 million increase in personnel-related expenses, a $1.9 million increase in infrastructure and other costs, a $639,000 increase in promotional field and marketing expenses, including materials related to our colon cancer product launch and international expansion, and a $566,000 increase in travel, meetings and seminar expenses. The increase in personnel-related expenses for both the three and nine month comparative periods reflected the addition of eight domestic field sales representatives in January 2010 and higher consulting and other expenses related to our international expansion efforts. We expect selling and marketing expenses to increase in future periods due to our efforts to establish adoption of and reimbursement for our Oncotype DX colon cancer test and the expansion of our commercial efforts in international markets.

General and Administrative Expenses

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Personnel-related expenses	$5,524	$4,962	$16,050	$14,590
Stock-based compensation	1,033	870	3,126	2,610
Professional fees and all other costs	2,004	1,484	6,464	5,118

Total general and administrative expenses	$8,561	$7,316	$25,640	$22,318

Period over period dollar increase	$1,245		$3,322
Period over period percentage increase	17%		15%
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
          The $1.2 million, or 17%, increase in general and administrative expenses for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was due primarily to a $562,000 increase in personnel-related expenses, a $291,000 increase in billing and collection fees related to increases in cash collections, a $170,000 increase in bad debt expense and a $163,000 increase in stock-based compensation expense. The $3.3 million, or 15%, increase in general and administrative expenses for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was due primarily to a $1.5 million increase in personnel-related expenses, a $784,000 increase in billing and collection fees, a $741,000 increase in bad debt expense related to growth in our aged accounts receivable balance and a $516,000 increase in stock-based compensation expense. We expect general and administrative expenses to increase in future periods as we hire additional staff and incur other expenses to support the growth of our business and to the extent we spend more on fees for billing and collections.
Interest and Other Income
          Interest and other income was $70,000 and $219,000 for the three and nine months ended September 30, 2010, respectively, compared to $116,000 and $591,000 for the three and nine months ended September 30, 2009, respectively. The $46,000 and $372,000 decreases for the three and nine month comparative periods were primarily due to lower market yields on our investment portfolio. We expect our interest income will remain nominal if the current low interest rate environment continues.
Interest and Other Expense
          Interest and other expense was $2,000 and $31,000 for the three and nine months ended September 30, 2010, respectively, compared to $22,000 and $109,000 for the three and nine months ended September 30, 2009, respectively. The $20,000 and $78,000 decreases for the three and nine months ended comparative periods were due primarily to lower interest expense due to lower average balances on our equipment financing notes as we paid them down, partially offset by net realized foreign exchange transaction losses. We expect our interest expense to decline as we continue to make payments on the notes, which are scheduled to be paid in full by November 2010. We do not anticipate using additional equipment financing as a funding source in the next twelve months.
Income Tax Expense
          For the three and nine months ended September 30, 2010, we recorded income tax benefit of $215,000 and income tax expense of $182,000, respectively, which were computed using the discrete, or “cut-off”, method and were principally comprised of California alternative minimum tax, other state income taxes and foreign taxes, offset by a reversal of 2009 federal alternative minimum tax previously provided for. The reversal of 2009 federal alternative minimum income tax resulted from the enactment of the Worker, Homeownership and Business Assistance Act of 2009 that expanded the use of net operating losses. Income tax expense of $63,000 and $454,000 was recorded for the three and nine months ended September 30, 2009, respectively, which was principally comprised of California state income tax, federal alternative minimum tax and foreign taxes, and was based on our estimated taxable income for the year ended December 31, 2009. The change in tax computation method for the three and nine months ended September 30, 2010 was made prospectively and was due to the impact of expected quarterly earnings volatility on the our ability to reliably forecast an effective tax rate for 2010.
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
Liquidity and Capital Resources
          As of September 30, 2010, we had an accumulated deficit of $175.3 million. We may incur net losses in the future and we cannot provide assurance as to when, if ever, we will achieve sustained profitability. We expect that our research and development, selling and marketing and general and administrative expenses will increase in future periods and, as a result, we will need to continue to generate significant product revenues to achieve sustained profitability.
Sources of Liquidity
          At September 30, 2010, we had cash, cash equivalents and short-term investments of $69.7 million compared to $58.9 million at September 30, 2009. The $10.8 million increase was attributable to increased cash collections from sales of our tests and payments from collaborators, which were partially offset by investments in the growth of our business, including our international expansion and activities related to our colon cancer product launch in January 2010. In accordance with our investment policy, available cash is invested in short-term, low-risk, investment-grade debt instruments. Our cash and short-term investments are held in a variety of interest-bearing instruments including money market accounts, U.S. Treasury securities, debt obligations of U.S. government-sponsored entities, high-grade corporate bonds and commercial paper. At September 30, 2010, our holdings of debt obligations of U.S. government-sponsored entities consisted entirely of debt securities issued by the Federal Home Loan Bank, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.
          Historically, we have financed our operations primarily through sales of our equity securities and cash received in payment for our tests. Purchases of equipment and leasehold improvements have been partially financed through capital equipment financing arrangements. At September 30, 2010 and 2009, we had notes payable under these equipment financing arrangements of $43,000 and $532,000, respectively. Our existing notes payable under these arrangements are scheduled to be fully paid by November 2010.
Accounts Receivable
          At September 30, 2010 and December 31, 2009, $12.3 million, or 12%, and $11.1 million, or 13%, respectively, of our total assets consisted of accounts receivable. Days sales outstanding, or DSOs, is a measure of the average number of days it takes for us to collect our accounts receivable, calculated from the date that tests are billed. At September 30, 2010 and December 31, 2009, our average DSOs were 49 days and 48 days, respectively.
          The following tables summarize accounts receivable by payor mix at September 30, 2010 and December 31, 2009:

	September 30, 2010
		% of		31-60	61-90	91-120	121 to 180	Over 180
	Total	Total	Current	Days	Days	Days	Days	Days
	(In thousands)
Managed care and other	$9,432	72.3%	$4,610	$1,736	$798	$627	$563	$1,098
Medicare	3,617	27.7%	2,982	113	72	92	85	273

Total	$13,049	100.0%	$7,592	$1,849	$870	$719	$648	$1,371

Allowance for doubtful accounts	(738)

Net accounts receivable	$12,311

	December 31, 2009
		% of		31-60	61-90	91-120	121 to 180	Over 180
	Total	Total	Current	Days	Days	Days	Days	Days
	(In thousands)
Managed care and other	$6,591	56.5%	$3,391	$1,164	$563	$386	$410	$677
Medicare	5,077	43.5%	1,459	2,018	885	218	193	304

Total	$11,668	100%	$4,850	$3,182	$1,448	$604	$603	$981

Allowance for doubtful accounts	(545)

Net accounts receivable	$11,123

          The timing of our billing and cash collections causes fluctuations in our monthly DSOs and accounts receivable.
Cash Flows

	2010	2009	$ Change
		(In thousands)
As of September 30:
Cash, cash equivalents and short-term investments	$69,711	$58,902	10,809
Working capital	69,140	53,006	16,134
For the nine months ended September 30:
Cash provided by (used in):
Operating activities	14,134	5,202	8,932
Investing activities	(547)	713	(1,260)
Financing activities	947	(367)	1,314
Capital expenditures (included in investing activities above)	(2,809)	(2,417)	(392)
          We achieved positive net cash flows for both the nine months ended September 30, 2010 and the nine months ended September 30, 2009. Net cash provided by operating activities was $14.1 million for the nine months ended September 30, 2010 compared to net cash provided by operating activities of $5.2 million for the nine months ended September 30, 2009. Net cash provided by operating activities includes net income (loss) adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the nine months ended September 30, 2010 reflected net income of $2.6 million, adjusted for $13.4 million of stock-based compensation and depreciation and amortization expense, and a $1.2 million increase in accounts payable, partially offset by a $1.2 million increase in accounts receivable, a $1.2 million increase in prepaid expenses and other assets, a $553,000 decrease in deferred revenues and a $132,000 decrease in accrued license fees. Net cash provided by operating activities for the nine months ended September 30, 2009 reflected a net loss of $9.1 million, adjusted for $12.5 million of stock-based compensation and depreciation expense, and a $1.4 million payment from one of our collaborators.
          Net cash used in investing activities was $547,000 for the nine months ended September 30, 2010, compared to net cash provided by investing activities of $713,000 for the nine months ended September 30, 2009. Our investing activities have consisted predominately of purchases and maturities of marketable securities and capital expenditures. Net cash used in investing activities for the nine months ended September 30, 2010 included $2.8 million in capital expenditures, partially offset by $2.3 million in net maturities of marketable securities. Net cash provided by investing activities for the nine months ended September 30, 2009 included $3.1 million in net maturities of short-term investments, partially offset by $2.4 million in capital expenditures.
          Net cash provided by financing activities was $947,000 for the nine months ended September 30, 2010, compared to net cash used in financing activities of $367,000 for the nine months ended September 30, 2009. Our financing activities included sales of our equity securities and payments on our capital equipment financing arrangements. Net cash provided by financing activities for the nine months ended September 30, 2010 included $1.1 million in proceeds from the issuance of our common stock upon the exercise of stock options, partially offset by $182,000 in principal payments on our debt. Net cash used in financing activities for the nine months ended September 30, 2009 included $1.5 million in principal payments on our debt, partially offset by $1.1 million in proceeds from the issuance of our common stock upon the exercise of stock options.

     Contractual Obligations
          The following table summarizes our significant contractual obligations as of September 30, 2010 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
					More
		Less than			than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
			(In thousands)
Non-cancelable operating lease obligations	$7,856	$2,400	$2,174	$1,494	$1,788
Notes payable obligations	43	43	—	—	—

Total	$7,899	$2,443	$2,174	$1,494	$1,788

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
          Our notes payable obligations are for principal and interest payments on capital equipment financing. In March 2005, we entered into an arrangement to finance the acquisition of laboratory equipment, computer hardware and software, leasehold improvements and office equipment. In connection with this arrangement, we granted the lender a security interest in the assets purchased with these borrowings. We may prepay all, but not part, of the amounts owing under the arrangement so long as we also pay a 4% premium on the remaining payments. As of September 30, 2010, the outstanding notes payable balance under this arrangement totaled $43,000 at an annual interest rate of 11.30%. These notes are scheduled to be paid in full in November 2010.
          We are required to make a series of annual payments under one of our collaboration agreements beginning on the date that we commercially launched our Oncotype DX breast cancer test. At September 30, 2010, the future annual payment due under this agreement was $475,000, which is due in 2011. We were also required to make a series of fixed annual payments under a separate collaboration agreement beginning with the January 2010 launch of our Oncotype DX colon cancer test. At September 30, 2010, future annual payments due under this agreement were $200,000 in 2011, $300,000 in 2012 and $450,000 in each of 2013, 2014 and 2015. However, because either party may terminate the agreement upon thirty days prior written notice, these payments are not included in the table above.
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
          Operating Capital and Capital Expenditure Requirements
          We achieved positive operating cash flow for the year ended December 31, 2009 and the nine months ended September 30, 2010. We currently anticipate that our cash, cash equivalents and short-term investments, together with collections from our Oncotype DX breast cancer test, will be sufficient to fund our operations and facilities expansion plans for at least the next 12 months, including the expansion of our research and development programs, establishment of adoption of and reimbursement for our Oncotype DX colon cancer test, and our international expansion efforts. We expect to spend approximately $5.0 million over the next twelve months for planned laboratory equipment, information technology equipment, facilities expansion plans and other expenditures to support the growth of our business. We may also use cash to acquire or invest in complementary businesses, technologies, services or products. We expect that our cash, cash equivalents and short-term investments will also be used to fund working capital and for other general corporate purposes, such as licensing technology rights, partnering arrangements for our tests outside of the U.S. or establishing direct sales capabilities outside of the U.S.

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
          Our future funding requirements will depend on many factors, including the following:
•	the rate of progress in establishing reimbursement arrangements with domestic and international third-party payors;
•	the cost of expanding our commercial and laboratory operations, including our selling and marketing efforts;
•	the rate of progress and cost of research and development activities associated with expansion of our Oncotype DX breast and colon cancer tests;
•	the rate of progress and cost of selling and marketing activities associated with establishing adoption of and reimbursement for our Oncotype DX colon cancer test;
•	the rate of progress and cost of research and development activities associated with products in research and early development focused on cancers other than breast and colon cancer;
•	the cost of acquiring or achieving access to tissue samples and technologies;
•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the effect of competing technological and market developments;
•	costs related to international expansion;
•	the cost and delays in product development as a result of any changes in regulatory oversight applicable to our products or operations;
•	the impact of changes in Federal, state and international taxation; and
•	the economic and other terms and timing of any collaborations, licensing or other arrangements into which we may enter or acquisitions we may seek to effect.
          If we are not able to generate sustained product revenues to finance our cash requirements, we will need to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations or licensing arrangements. At September 30, 2010, 10,000,000 shares of our common stock were available for future issuance under a shelf registration statement. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock. The terms of debt securities or borrowings could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us. The credit market and financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the U.S. federal government. These events have generally made equity and debt financing more difficult to obtain. Accordingly, additional equity or debt financing may not be available on reasonable terms, if at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives. In addition, we may have to work with a partner on one or more of our product or market development programs, which could lower the economic value of those programs to us.

          Off-Balance Sheet Arrangements
          As of September 30, 2010, we had no material off-balance sheet arrangements.
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
          Our cash, cash equivalents and marketable securities, totaling $69.7 million at September 30, 2010, did not include any auction preferred stock, auction rate securities or mortgage-backed investments. We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. The securities in our investment portfolio are classified as available for sale and are, due to their short-term nature, subject to minimal interest rate risk. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels at September 30, 2010, the impact on the fair value of these securities or our cash flows or income would not be material.
          Foreign Currency Exchange Risk
          Substantially all of our revenues are recognized in U.S. dollars. Certain expenses related to our international activities are payable in foreign currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We recognized $15,000 in net realized foreign exchange transaction gains and $19,000 in net realized foreign exchange transaction losses for the three and nine months ended September 30, 2010, respectively. Our total payables denominated in foreign currencies as of September 30, 2010 were not material. The functional currency of our wholly-owned European subsidiary is the U.S. dollar, so we are not currently subject to gains and losses from foreign currency translation of the subsidiary financial statements. We currently do not hedge foreign currency exchange rate exposure. Although the impact of currency fluctuations on our financial results has been immaterial in the past, there can be no guarantee that the impact of currency fluctuations related to our international activities will not be material in the future.

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
     We have historically incurred substantial net losses. From our inception in August 2000 through September 30, 2010, we had an accumulated deficit of $175.3 million. We expect to continue to devote substantial resources to continue to invest in our product pipeline, including our current Oncotype DX tests and future products, and our commercial and laboratory infrastructure. We may incur additional losses in the future and we may never achieve sustained profitability.
We expect to continue to incur significant expenses to develop and market our tests, which may make it difficult for us to achieve sustained profitability.
     In recent years, we have incurred significant costs in connection with the development of our Oncotype DX platform. For the nine months ended September 30, 2010 and 2009, our research and development expenses were $24.0 million and $27.0 million, respectively, and our sales and marketing expenses were $52.9 million and $45.7 million, respectively. We expect our expense levels to continue to increase for the foreseeable future as we seek to expand the clinical utility of our Oncotype DX breast cancer test, drive adoption of and reimbursement for our Oncotype DX colon cancer test and develop new tests. As a result, we will need to generate significant revenues in order to achieve sustained profitability. Our failure to achieve sustained profitability in the future could cause the market price of our common stock to decline.
Continued weak general economic or business conditions could have a negative impact on our business.
     Continuing concerns over prolonged high unemployment levels across the U.S., the availability and cost of credit, the U.S. mortgage market, the U.S. real estate market, Federal budget proposals, inflation, deflation, taxation issues, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the U.S. economy. These factors, combined with declines in business and consumer confidence and a volatile stock market, have precipitated an economic slowdown and expectations of slower economic growth going forward. The economic slowdown continued to have a negative impact on growth in tests delivered during the three and nine months ended September 30, 2010, particularly in areas of the U.S. with high unemployment levels where patients have lost healthcare coverage, delayed medical checkups or are unable to pay for our tests. If the economic environment does not improve or deteriorates, our business, including our patient population, our suppliers and our third-party payors, could be negatively affected, resulting in a negative impact on our product revenues.
Healthcare policy changes, including recently enacted legislation reforming the U.S. healthcare system, may have a material adverse effect on our financial condition and results of operations.
     In March 2010, President Barack Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the PPACA, which makes changes that are expected to significantly impact the pharmaceutical and medical device industries. Beginning in 2013, each medical device manufacturer will have to pay a sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices. Though there are some exceptions, this tax may apply to some or all of the our current products and products in development. The PPACA also mandates a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule of 1.75% for the years 2011 through 2015. This adjustment is in addition to a productivity adjustment to the Medicare Clinical Laboratory Fee Schedule. These reductions in payments may apply to some or all of our clinical laboratory test services furnished to Medicare beneficiaries.
     Other significant measures contained in the PPACA include, for example, coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. The PPACA also includes significant new fraud and abuse measures, lowering the government’s thresholds to find violations and increasing potential penalties for such violations. In addition, the PPACA establishes an Independent Payment Advisory Board, or IPAB, to reduce the per capita rate of growth in Medicare spending. The IPAB has broad discretion to propose policies to reduce expenditures, which may have a negative impact on payment rates for services, including clinical laboratory services. IPAB proposals may impact payments for clinical laboratory services beginning in 2016 and for hospital services beginning in 2020.
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
     Since each payor makes its own decision as to whether to establish a policy to reimburse our test, seeking these approvals is a time-consuming and costly process. To date, we have positive coverage determinations for our Oncotype DX breast cancer test for N-, ER+ patients from most third-party payors in the U.S. through contracts, agreements or policy decisions. We cannot be certain that coverage for this test will be provided in the future by additional third-party payors or that existing contracts, agreements or policy decisions or reimbursement levels will remain in place or be fulfilled within existing terms and provisions.
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
     Even if we are being reimbursed for our tests, Medicare and private and other payors may withdraw their coverage policies or cancel their contracts with us at any time, review and adjust the rate of reimbursement or stop paying for our tests, which would reduce our total revenues. In addition, insurers, including managed care organizations as well as government payors such as Medicare and Medicaid, have increased their efforts to control the cost, utilization and delivery of healthcare services. These measures have resulted in reduced payment rates and decreased utilization for the clinical laboratory industry. From time to time, Congress has considered and implemented changes to the Medicare fee schedules in conjunction with budgetary legislation, and pricing for tests covered by Medicare is subject to change at any time. Reductions in the reimbursement rate of payors may occur in the future. Reductions in the prices at which our tests are reimbursed could have a negative impact on our revenues.

If we are unable to obtain or maintain adequate reimbursement for our tests outside of the U.S., our ability to expand internationally will be compromised.
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
     Under current Medicare billing rules, claims for our Oncotype DX breast cancer tests performed on Medicare beneficiaries who were hospital inpatients at the time the tumor tissue samples were obtained and whose tests were ordered less than 14 days from discharge must be incorporated in the payment that the hospital receives for the inpatient services provided. Medicare billing rules also require hospitals to bill for the test when ordered for hospital outpatients less than 14 days following the date of the hospital procedure where the tumor tissue samples were obtained. Accordingly, we are required to bill individual hospitals for tests performed on Medicare beneficiaries during these time frames. Because we generally do not have a written agreement in place with these hospitals to purchase these tests, we may not be paid for our tests or may have to pursue payment from the hospital on a case-by-case basis. We believe patients coming under this rule represent approximately 1% of our total breast cancer testing population. We believe these billing rules may lead to confusion regarding whether Medicare provides adequate reimbursement for our breast cancer test, and could discourage Medicare patients from using our test. If we obtain Medicare reimbursement coverage for our Oncotype DX colon cancer test in the future, these billing rules would also apply to those tests performed for hospital inpatients ordered less than 14 days from discharge. Although we are working with Medicare and Congress, as well as with other diagnostic laboratories, to revise or reverse these billing rules, we have no assurance that Medicare will do so or that Congress will require Medicare to do so, and we also cannot ensure that hospitals will agree to arrangements to pay us for Oncotype DX tests performed on patients falling under these rules.
We depend on Medicare and a limited number of private payors for a significant portion of our product revenues and if these or other payors stop providing reimbursement or decrease the amount of reimbursement for our tests, our revenues could decline.
     Reimbursement on behalf of patients covered by Medicare accounted for 21% and 20% of our product revenues for the three and nine months ended September 30, 2010, respectively, and 20%, 22% and 23% of our product revenues for the years ended December 31, 2009, 2008, and 2007, respectively. Reimbursement on behalf of patients covered by United HealthCare Insurance Company accounted for 8% of our product revenues for both the three and nine months ended September 30, 2010, and 9%, 9% and 13% of our product revenues for the years ended December 31, 2009, 2008 and 2007, respectively. While there were no other third-party payors with product revenues of 10% or more for these periods, there have been in the past, and may be in the future, other payors accounting for 10% or more of our product revenues. Because the majority of stage II colon cancer patients in the U.S. are age 65 and over, we may become more dependent on Medicare reimbursement in the future. It is possible that these or other third-party payors that provide reimbursement for our test may suspend, revoke or discontinue coverage at any time, or may reduce the reimbursement rates payable to us. Any such action could have a negative impact on our revenues.
Our financial results depend largely on the sales of one test, our Oncotype DX breast cancer test, and we will need to generate sufficient revenues from this and other tests to run our business.
     For the near future, we expect to derive substantially all of our revenues from sales of one test, our Oncotype DX breast cancer test. We have been selling this test since January 2004. While we launched our test for colon cancer in January 2010, we do not expect to recognize significant revenues from this test until adoption of and reimbursement for this test have been established. We are in various stages of research and development for other tests that we may offer as well as for enhancements to our existing tests. We may not be able to successfully commercialize tests for other cancers. If we are unable to increase sales of our breast cancer test, establish adoption of and reimbursement for our colon cancer test, or successfully develop and commercialize other tests or enhancements, our revenues and our ability to achieve sustained profitability would be impaired.

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
     In June 2010, FDA announced a public meeting to discuss the agency’s oversight of LDTs prompted by the increased complexity of LDTs and their increasingly important role in clinical decision making and disease management, particularly in the context of personalized medicine. FDA indicated that it is considering a risk-based application of oversight to LDTs and that, following public input and discussion, it may issue separate draft guidance on the regulation of LDTs which may vary from the previously issued draft guidance on the regulation of IVDMIAs. The public meeting was held in July 2010 and further public comments were submitted to FDA in September 2010.
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
     We cannot provide any assurance that FDA regulation, including pre-market review, will not be required in the future for our tests, whether through additional guidance issued by FDA, new enforcement policies adopted by FDA or new legislation enacted by Congress. The Kennedy-Eshoo Personalized Medicine Bill, which would create an Office of Personalized Medicine with HHS to coordinate regulatory as well as reimbursement activities related to personalized medicine technologies such as Oncotype DX, was introduced to the House of Representatives in June 2010. In addition, the Subcommittee on Oversight and Investigations of the Congressional Energy and Commerce Committee held a hearing entitled “Direct-To-Consumer Genetic Testing and the Consequences to the Public Health,” in July 2010, during which, in addition to a review of certain direct-to-consumer tests, there was some commentary by FDA staff regarding the need for further regulation of LDTs generally. It is possible that legislation will be enacted into law and may result in increased regulatory burdens for us to continue to offer our tests or to develop and introduce new tests.

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
     We have multiple tests in development and devote considerable resources to research and development. For example, we are conducting early development studies in colon cancer for stage III patients, prostate, renal cell and lung cancers. There can be no assurance that our technologies will be capable of reliably predicting the recurrence of cancers other than breast and colon cancer with the sensitivity and specificity necessary to be clinically and commercially useful, or that our colon cancer test will result in a commercially successful product. In addition, before we can develop diagnostic tests for new cancers and commercialize any new products, we will need to:
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
     If medical practitioners do not order our Oncotype DX tests or any future tests developed by us, we will likely not be able to create demand for our products in sufficient volume for us to achieve sustained profitability. To generate demand, we will need to continue to make oncologists, surgeons and pathologists aware of the benefits of each type of test through published papers, presentations at scientific conferences and one-on-one education by our sales force. In addition, we will need to demonstrate our ability to obtain and maintain adequate reimbursement coverage from third-party payors.
     Prior to the inclusion of our Oncotype DX breast cancer test in clinical guidelines, guidelines and practices regarding the treatment of breast cancer recommended that chemotherapy be considered in most cases, including many cases in which our test might indicate that, based on our clinical trial results, chemotherapy would be of little or no benefit. Accordingly, physicians may be reluctant to order a test that may suggest recommending against chemotherapy in treating breast cancer. Moreover, our test provides quantitative information not currently provided by pathologists and it is performed at our facility rather than by the pathologist in a local laboratory, so pathologists may be reluctant to support our test. These facts may make it difficult for us to convince medical practitioners to order our test for their patients, which could limit our ability to generate revenues and achieve sustained profitability.
     Our Oncotype DX colon cancer test predicts recurrence but, unlike our breast cancer test, does not predict chemotherapy benefit. We will need to educate physicians, patients and payors about the benefits and cost-effectiveness of our colon cancer test and to establish reimbursement arrangements for this test with payors. We may need to hire additional commercial, scientific, technical and other personnel to support this process. If our marketing and educational efforts do not result in sufficient physician or patient demand, we may not be able to obtain adequate reimbursement for our colon cancer test. If we fail to successfully establish adoption of and reimbursement for our colon cancer test, our reputation could be harmed and our business could suffer.
We may experience limits on our revenues if patients decide not to use our tests.
     Some patients may decide not to use our Oncotype DX tests due to their price, all or part of which may be payable directly by the patient if the applicable payor denies reimbursement in full or in part. Even if medical practitioners recommend that their patients use our tests, patients may still decide not to use our tests, either because they do not want to be made aware of the likelihood of recurrence or they wish to pursue a particular course of therapy regardless of test results. Additionally, the current economic environment could continue to negatively impact patients, resulting in loss of healthcare coverage, delayed medical checkups or inability to pay for relatively expensive tests. If only a small portion of the patient population decides to use our tests, we will experience limits on our revenues and our ability to achieve sustained profitability.
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
     Our ability to compete and to achieve sustained profitability is impacted by our ability to protect our proprietary discoveries and technologies. We currently rely on a combination of patent applications, copyrights, trademarks, and confidentiality, material data transfer, license and invention assignment agreements to protect our intellectual property rights. We also rely upon trade secret laws to protect unpatented know-how and continuing technological innovation. Our intellectual property strategy is intended to develop and maintain our competitive position. Patents may be granted to us jointly with other organizations, and while we may have a right of first refusal, we cannot guarantee that a joint owner will not license rights to another party, and we cannot guarantee that a joint owner will cooperate with us in the enforcement of patent rights.
     As of September 30, 2010, we had nine issued patents in the U.S. covering genes and methods that are components of the Oncotype DX breast cancer test, five of which were issued jointly to us and our collaborators, six Australian patents, one South African patent, one Japanese patent and two European patents for methods used to determine gene expression, and a number of pending U.S. and international patent applications. Our pending patent applications may not result in issued patents, and we cannot assure you that our issued patents or any patents that might ultimately be issued by the U.S. Patent and Trademark Office, or USPTO, will protect our technology. Any patents that may be issued to us might be challenged by third parties as being invalid or unenforceable, or third parties may independently develop similar or competing technology that avoids our patents. We cannot be certain that the steps we have taken will prevent the misappropriation and use of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the U.S.
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
     A suit brought by multiple plaintiffs, including the American Civil Liberties Union, or ACLU, against Myriad Genetics and the USPTO, could also impact biotechnology patents. That case involves certain of Myriad’s U.S. patents related to the breast cancer susceptibility genes BRCA1 and BRCA2. Related European patents were canceled in 2004 by the European Patent Office after opposition, and a similar challenge is pending in Australia. The plaintiffs in the Myriad case filed motions for summary judgment in the Southern District of New York requesting that the court, among other things, find that the breast cancer genes are not patentable subject matter. We joined other diagnostic companies in filing an amici brief in this case. The U.S. District Court for the Southern District of New York filed an opinion on this case on March 20, 2010, finding that Myriad’s BRCA sequence and sequence related claims are unpatentable under the Federal Circuit “machine or transformation” test. This case is currently pending before the Federal Circuit, which has been instructed by the Supreme Court to use broader patentability principles. It is unknown how this case will be decided on appeal, whether this decision will have an indirect impact on gene patents generally, or if this decision will have a significant impact on the ability of biotechnology companies to obtain or enforce gene patents in the future.
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
     We have received notices of claims of infringement and misappropriation or misuse of other parties’ proprietary rights in the past and may from time to time receive additional notices. Some of these claims may lead to litigation. We cannot assure you that we will prevail in such actions, or that other actions alleging misappropriation or misuse by us of third-party trade secrets, infringement by us of third-party patents and trademarks or the validity of our patents, will not be asserted or prosecuted against us. We may also initiate claims to defend our intellectual property or to seek relief on allegations that we use, sell, or offer to sell technology that incorporates third party intellectual property. Intellectual property litigation, regardless of outcome, is expensive and time-consuming, could divert management’s attention from our business and have a material negative effect on our business, operating results or financial condition. If there is a successful claim of infringement against us, we may be required to pay substantial damages (including treble damages if we were to be found to have willfully infringed a third party’s patent) to the party claiming infringement, develop non-infringing technology, stop selling our tests or using technology that contains the allegedly infringing intellectual property or enter into royalty or license agreements that may not be available on acceptable or commercially practical terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis could harm our business. In addition, revising our tests to include the non-infringing technologies would require us to re-validate our tests, which would be costly and time consuming. Also, we may be unaware of pending patent applications that relate to our tests. Parties making infringement claims on future issued patents may be able to obtain an injunction that could prevent us from selling our tests or using technology that contains the allegedly infringing intellectual property, which could harm our business.
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
     We also face competition from many public and private companies that offer products or have conducted research to profile genes, gene expression or protein expression in breast or colon cancer, such as Agendia B.V., Almac Diagnostics, bioTheranostics, Celera Corporation, Clarient Incorporated, Exagen Diagnostics, Foundation Medicine Inc., GE Healthcare, a business unit of General Electric Company, Hologic, Qiagen, Response Genetics Inc. and University Genomics. We face competition from commercial laboratories with strong distribution networks for diagnostic tests, such as Genzyme Corporation, Laboratory Corporation of America Holdings and Quest Diagnostics Incorporated. Other potential competitors include companies that develop diagnostic tests such as Roche Diagnostics, a division of Roche Holding Ltd, Siemens AG and Veridex LLC, a Johnson & Johnson company, as well as other companies and academic and research institutions. Our competitors may invent and commercialize technology platforms that compete with ours. In December 2005, the federal government allocated a significant amount of funding to The Cancer Genome Atlas, a project aimed at developing a comprehensive catalog of the genetic mutations and other genomic changes that occur in cancers and maintaining the information in a free public database. As more information regarding cancer genomics becomes available to the public, we anticipate that more products aimed at identifying targeted treatment options will be developed and these products may compete with ours. In addition, competitors may develop their own versions of our tests in countries where we did not apply for patents or where our patents have not issued and compete with us in those countries, including encouraging the use of their test by physicians or patients in other countries.
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
     Our success depends largely on the skills, experience and performance of key members of our executive management team and others in key management positions. The efforts of each of these persons together will be critical to us as we continue to develop our technologies and testing processes and as we transition to a company with multiple commercialized products. If we were to lose one or more of these key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategies.
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

     In order to rely on a third party to perform our tests, we could only use another facility with established state licensure and CLIA accreditation under the scope of which Oncotype DX tests could be performed following validation and other required procedures. We cannot assure you that we would be able to find another CLIA-certified facility willing to comply with the required procedures, that this laboratory would be willing to perform the tests for us on commercially reasonable terms, or that it would be able to meet our quality standards. In order to establish a redundant clinical reference laboratory facility, we would have to spend considerable time and money securing adequate space, constructing the facility, recruiting and training employees, and establishing the additional operational and administrative infrastructure necessary to support a second facility. We may not be able, or it may take considerable time, to replicate our testing processes or results in a new facility. Additionally, any new clinical reference laboratory facility opened by us would be subject to certification under CLIA and licensing by several states, including California and New York, which could take a significant amount of time and result in delays in our ability to begin operations.
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
     Our business strategy incorporates international expansion, including establishing and maintaining direct sales and physician outreach and education capabilities outside of the U.S. and expanding our relationships with distributors. Doing business internationally involves a number of risks, including:
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
     As of September 30, 2010, we had exclusive distribution agreements for our Oncotype DX breast cancer test in 13 countries outside of the U.S., and we may enter into other similar arrangements in other countries in the future. We intend to grow our business internationally, and to do so we may need to attract additional distributors to expand the territories in which we sell our test. Distributors may not commit the necessary resources to market and sell our test to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to locate distributors in particular geographic areas, we may not realize long-term international revenue growth. Regulatory requirements, costs of doing business outside of the U.S. and the reimbursement process in foreign markets may also impact our revenues from international sales or impact our ability to increase international sales in the future.
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
     We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, commercial operations and research and development activities. Specifically, we may need to raise capital to, among other things:

•	sustain commercialization of our Oncotype DX tests and enhancements to those tests;

•	fund commercialization of any future tests we may develop;

•	increase our selling and marketing efforts to drive market adoption and address competitive developments;

•	further expand our clinical laboratory operations;

•	expand our technologies into other areas of cancer;

•	expand our research and development activities;

•	acquire, license or invest in technologies;

•	acquire or invest in complementary businesses or assets; and

•	finance capital expenditures and general and administrative expenses.
     Our present and future funding requirements will depend on many factors, including:
•	the rate of progress in establishing reimbursement arrangements with domestic and international third-party payors;

•	the cost of expanding our commercial and laboratory operations, including our selling and marketing efforts;

•	the rate of progress and cost of research and development activities associated with expansion of our Oncotype DX breast and colon cancer tests;

•	the rate of progress and cost of selling and marketing activities associated with establishing adoption of and reimbursement for our Oncotype DX colon cancer test;

•	the rate of progress and cost of research and development activities associated with products in research and early development focused on cancers other than breast and colon cancer;

•	the cost of acquiring or achieving access to tissue samples and technologies;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the effect of competing technological and market developments;

•	costs related to international expansion;

•	the cost and delays in product development as a result of any changes in regulatory oversight applicable to our products or operations;

•	the impact of changes in Federal, state and international taxation; and

•	the economic and other terms and timing of any collaborations, licensing or other arrangements into which we may enter or acquisitions we may seek to effect.
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

GENOMIC HEALTH, INC.
Date: November 9, 2010	By:	/s/ Kimberly J. Popovits
Kimberly J. Popovits
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2010	By:	/s/ G. Bradley Cole
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