Form 10-K
period 2010-12-31
GENOMIC HEALTH INC
filed 2011-03-11
CIK 1131324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2010, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was approximately $206.8 million, based on the closing price of the common stock as reported on the NASDAQ Global Market for that date.

There were 29,116,257 shares of the registrant’s Common Stock issued and outstanding on February 28, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2011 Annual Meeting of Stockholders to be held on June 9, 2011.

PART I

ITEM 1.	Business.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our expectation that, for the foreseeable future, a significant amount of our revenues will be derived from Oncotype DX for breast cancer; the factors that may impact our financial results; the extent of our net losses and our ability to achieve sustained profitability; our ability to recognize revenues other than on a cash basis; our business strategy and our ability to achieve our strategic goals; our expectations regarding product revenues; the amount of future revenues that we may derive from Medicare patients or categories of patients; our plans to pursue reimbursement on a case-by-case basis; our ability, and expectations as to the amount of time it will take, to achieve reimbursement from third-party payors and government insurance programs for new tests or in new markets; our expectations regarding our international expansion and opportunities, and our expectations regarding revenues from international sales; our intent to enter into additional foreign distribution arrangements; the factors we believe to be driving demand for our tests and our ability to sustain or increase such demand; our success in increasing patient and physician demand as a result of our direct sales approach and our sales forces’ capacity to sell our tests; plans for, and the timeframe for the development or commercial launch of, future tests or enhancements to address different patient populations of breast or colon cancer, other types of cancer or specific cancer treatments; the factors that we believe will drive the establishment of coverage policies; the capacity of our clinical reference laboratory to process tests and our expectations regarding capacity; our dependence on collaborative relationships and the success of those relationships; whether any tests will result from our collaborations; the applicability of clinical results to actual outcomes; our estimates and assumptions with respect to disease incidence; the occurrence, timing, outcome or success of clinical trials or studies; our plans with respect to additional development or clinical studies; our expectations regarding timing of the announcement or publication of research results; the benefits of our technology platform; the economic benefits of our tests to the healthcare system; the ability of our tests to impact treatment decisions; our beliefs regarding our competitive benefits; our expectations regarding the ability of our technology to continue to increase throughput; our expectations regarding our future technologies and their potential benefits; our belief that multi-gene analysis provides better analytical information; our beliefs regarding the benefits of genomic analysis in various patient populations; our expectations regarding clinical development processes future tests may follow; our beliefs regarding the benefits of individual gene reporting; our expectation that our research and development, general and administrative and sales and marketing expenses will increase and our anticipated uses of those funds; our expectations regarding capital expenditures; our ability to comply with the requirements of being a public company; our ability to attract and retain experienced personnel; the adequacy of our product liability insurance; how we intend to spend our existing cash and how long we expect our existing cash to last; our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing; our expected future sources of cash; our expectations regarding incurrence of debt; our compliance with federal, state and foreign regulatory requirements; the potential impact resulting from the regulation of our tests by the U.S. Food and Drug Administration, or FDA, and our belief that our tests are properly regulated under the Clinical Laboratory Improvement Amendments of 1988, or CLIA; the impact of new or changing policies, regulation or legislation on our business; our belief that we have taken reasonable steps to protect our intellectual property; our strategies regarding filing additional patent applications to strengthen our intellectual property rights; the impact of changing interest rates; our beliefs regarding our unrecognized tax benefits or our valuation allowance; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; the impact of the economy on our business, patients and payors; and anticipated trends and challenges in our business and the markets in which we operate.

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A of this report, as well as our ability to develop and commercialize new products; the risk of unanticipated delays in research and development efforts; the risk that we may not obtain or maintain reimbursement for our existing tests or any future tests we may develop; the risk that reimbursement pricing may change; the risks and uncertainties associated with the regulation of our tests by the FDA; the impact of new legislation or regulations on our business; our ability to compete against third parties; our ability to obtain capital when needed; the economic environment; and our history of operating losses. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to update any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

This report contains statistical data attributable to both the Mattson Jackson Group, Inc.’s CancerMpact database (November 2010) and the Summary of Globocan 2008 Data published by the International Journal of Cancer in June 2010, or data that we derived from these sources. These sources generally indicate that they believe their information is reliable but do not guarantee the accuracy and completeness of their information. Although we believe that the sources are reliable, we have not independently verified their data..

In this report, all references to “Genomic Health,” “we,” “us,” or “our” mean Genomic Health, Inc.

Genomic Health, the Genomic Health logo, Oncotype, Oncotype DX and Recurrence Score are trademarks or registered trademarks of Genomic Health, Inc. We also refer to trademarks of other corporations and organizations in this report.

Company Overview

Genomic Health is a molecular diagnostics company focused on the development and global commercialization of genomic-based clinical laboratory services that analyze the underlying biology of cancer, allowing physicians and patients to make individualized treatment decisions. Our Oncotype DX platform utilizes quantitative genomic analysis in standard tumor pathology specimens to provide tumor-specific information, or the “oncotype” of a tumor. In January 2004, we launched our first test for early stage breast cancer patients. Our Oncotype DX breast cancer test has extensive clinical evidence validating its ability to predict the likelihood of breast cancer recurrence and the likelihood of chemotherapy benefit. We offer the Oncotype DX breast cancer test as a clinical service, where we analyze the expression levels of 21 genes in tumor tissue samples and provide physicians with a quantitative gene expression profile expressed as a single quantitative score, which we call a Recurrence Score. The test also provides measurements of quantitative gene expression for estrogen receptor, or ER, progesterone receptor, or PR, and human epidermal growth factor receptor 2, or HER2, genes, which are used in the calculation of the Recurrence Score result, in order to provide additional clinical information.

The Oncotype DX breast cancer test has been extensively evaluated in thirteen independent studies involving more than 4,000 breast cancer patients, including a large validation study published in The New England Journal of Medicine in December 2004 and a chemotherapy benefit study published in the Journal of Clinical Oncology in May 2006. The American Society of Clinical Oncologists, or ASCO, and the National Comprehensive Cancer Network, or NCCN, clinical practice guidelines include the use of our Oncotype DX breast cancer test to predict the likelihood of disease recurrence and the likelihood of chemotherapy benefit for a large portion of early stage breast cancer patients. As of December 31, 2010, we had received breast cancer test samples from more than 60 countries and established exclusive distribution agreements for our Oncotype DX breast cancer test with distributors in 13 countries outside of the United States.

In January 2010, we launched our second product, the Oncotype DX colon cancer test, the first multigene expression test developed to assess the risk of recurrence in patients with stage II disease. We offer the Oncotype DX colon cancer test as a clinical service, where we analyze the expression levels of 12 genes in tumor tissue samples and provide physicians with a Recurrence Score result. For our Oncotype DX colon cancer test, we used the same rigorous clinical development strategy and standardized quantitative technology designed for our Oncotype DX breast cancer test. We conducted studies of selected genes from four clinical studies across over 1,800 patient samples in order to identify clinically useful markers for colon cancer recurrence and response to chemotherapy. We selected a final set of genes that have been observed to be statistically significantly correlated to clinical outcome in stage II colon cancer. We conducted an independent clinical validation study in stage II colon cancer for our test, utilizing more than 1,400 patient samples, which demonstrated that the Oncotype DX colon cancer test can independently predict individual recurrence risk in stage II colon cancer patients following surgery. Based on our experience in obtaining adoption of and reimbursement for our Oncotype DX breast cancer test, we do not expect product revenues from our colon cancer test to comprise more than 10% of our total revenues for at least the next year or more.

The Oncotype DX breast and colon cancer tests are commercially available at list prices of $4,075 and $3,200, respectively, through our clinical reference laboratory located in Redwood City, California, which is accredited under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and by the College of American Pathologists, or CAP. As of December 31, 2010, more than 190,000 Oncotype DX tests had been delivered for use in treatment planning. Our headquarters is located in Redwood City, California, and we have a European subsidiary located in Geneva, Switzerland.

Scientific Background

Limits of Existing Approaches for Determining Cancer Treatments

Cancer is a group of complex molecular diseases characterized by the uncontrolled growth and spread of abnormal cells resulting from genetic mutations or damage that can severely disrupt normal body functions. In 2010, approximately 1.6 million people in the United States and 12.7 million people worldwide were diagnosed with cancer. Common types of cancer include breast, prostate, lung and colon. Cancers are difficult to treat because each type responds differently, depending upon the individual and the type and location of the cancer. Cancer treatment decisions may include whether or not to perform surgery, whether or not to administer chemotherapy, and whether or not to utilize other targeted therapies.

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

Physicians use tumor pathology grade and stage when predicting whether a cancer will recur, which is the key determinant in treatment decisions. Because tumor pathology grade and staging are heavily dependent on visual assessment and human interpretation, physicians and patients often make treatment decisions using subjective and qualitative information that may not reflect the molecular nature of the patient’s cancer. As a result, many patients are misclassified as high risk when they are low risk for recurrence or low risk when they are high risk for recurrence, resulting in over-treatment for some and under-treatment for others.

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

Use of Genomics to Understand Cancer

Genomics is the study of complex sets of genes, their expression and their function in a particular organism. A gene is a set of instructions or information that is embedded in the DNA of a cell. For a gene to be turned on or “expressed” by a cell, the cell must first transcribe a copy of its DNA sequence into messenger ribonucleic acid, or RNA, which is then translated by the cell into protein. Proteins are large molecules that control most biological processes and make up molecular pathways, which cells use to carry out their specific functions.

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

Advances in genomic technology have accelerated the rate and lowered the cost of genomic analysis, including gene expression, thus providing unprecedented opportunity for clinical utility. We believe gene expression technology has the potential to improve the quality of diagnosis and treatment of disease by arming patients and physicians with an understanding of disease at a molecular level that is specific to each patient.

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

Once we receive the tumor sample, it is logged in and processed by our pathology department. Anatomic pathologists perform quality control by reviewing each sample that comes into our clinical reference laboratory, ensuring that the indicated cancer is present and that the specimen is suitable for further processing. Suitable samples then undergo a process by which RNA is extracted and purified. We then analyze the resulting material and produce a report that shows a single quantitative score, which we call a Recurrence Score, on a continuum between 0-100. The Recurrence Score report is delivered to the treating physician within 10 to 14 days of our receipt of the tissue sample. This is within the crucial decision window after the tumor has been surgically removed and before the patient and the treating physician discuss additional treatment options. The continuous range of scores differentiates Oncotype DX tests from other tests that predict only high or low risk by providing an individualized level of risk. The higher the Recurrence Score, the more aggressive the tumor and the more likely it is to recur. The lower the Recurrence Score, the less aggressive the tumor and the less likely it is to recur. The Recurrence Score result, along with other data and tests that physicians obtain, forms the basis for the treatment decision.

We believe our service provides information that has the following benefits:

•	Improved Quality of Treatment Decisions. We believe our approach to genomic-based cancer analysis improves the quality of cancer treatment decisions by providing an individualized analysis of each patient’s tumor that is correlated to clinical outcome. Our approach represents a substantial departure from existing approaches to treatment that often use subjective, anatomic and qualitative factors to determine treatments. Oncotype DX has been shown in clinical studies to classify many patients into recurrence risk categories different from classifications based primarily on tumor pathology grade and stage. Thus, our solution enables patients and physicians to make more informed decisions about treatment risk-benefit considerations and, consequently, design an individualized treatment plan.

•	Improved Economics of Cancer Care. We believe that improving the quality of treatment decisions can result in significant economic benefits. For example, in early stage breast cancer, our data shows that many patients are misclassified as high or low risk under existing treatment guidelines. Many low risk patients misclassified as high risk receive toxic and expensive chemotherapy treatment regimens. Chemotherapy and related costs may exceed $20,000, as compared to the Oncotype DX breast cancer test’s list price of $4,075. On the other hand, some high risk breast cancer patients misclassified as low risk are not provided chemotherapy treatment, possibly necessitating future treatment costing up to $50,000 or more if the cancer recurs.

Oncotype DX Breast Cancer Test

In 2010, approximately 280,000 people in the United States and 1.4 million people worldwide were diagnosed with breast cancer, including ductal carcinoma in situ, or DCIS. Following diagnosis, a physician determines the stage of the breast cancer by examining the following:

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

Because these diagnostic factors have limited capability to predict future recurrence and chemotherapy benefit, and some are subjective, a large percentage of early stage breast cancer patients were classified as high risk under these guidelines. As a consequence, the use of chemotherapy became standard practice in stage I and II patients even though the benefit to this patient group as a whole is small. Most early stage breast cancer patients have N-, ER+ tumors. These patients have been demonstrated to respond well to hormonal therapy, such as tamoxifen. Identifying which of these patients will further benefit from chemotherapy was a difficult decision under previous guidelines. A National Surgical Adjuvant Breast and Bowel Project, or NSABP, study published by The New England Journal of Medicine in December 2004 demonstrated that the incremental survival benefit of chemotherapy in N-, ER+ patients also treated with tamoxifen is only 4%. Our test is designed to help identify those patients with aggressive tumors who are most likely to benefit from chemotherapy and to identify those patients with less aggressive tumors who may receive minimal clinical benefit from chemotherapy.

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

In January 2010, the Journal of Clinical Oncology published a study showing knowledge of a patient’s breast cancer Recurrence Score result changed approximately 30% of treatment decisions, and a separate study demonstrating that our test significantly predicts local or regional breast cancer recurrence. In December 2010, we presented three studies at the SABCS supporting the clinical utility of our breast cancer test for N-, ER+ patients, including a meta-analysis of seven studies demonstrating a consistent and large impact of the Recurrence Score result on breast cancer adjuvant treatment decisions, an analysis showing that the Recurrence Score result used alone remains the recommended method to predict relative chemotherapy benefit in N-, ER+ disease, and a study demonstrating that patient age alone does not capture differences in underlying individual tumor biology as the Recurrence Score result does.

Single Gene Reporting (ER, PR, HER2)

We began providing quantitative gene expression reporting for ER and PR genes with the Oncotype DX breast cancer test Recurrence Score report in February 2008 and for HER2 in September 2008. We believe that reporting individual gene scores in addition to the Recurrence Score result may have additional utility in predicting outcomes for specific therapies or disease subtypes. For example, a quantitative ER score may be a clinically useful predictor of tamoxifen benefit based on our clinical studies of the NSABP Study B-14 population. In June 2008, the Journal of Clinical Oncology published results of a study demonstrating the utility of our Oncotype DX breast cancer test in measuring gene expression for ER and PR status, indicating that quantitative reverse transcription polymerase chain reaction, or RT-PCR, a well-established technology that we license, is a reliable method for determining hormone receptor status in breast cancer. At the September 2008 ASCO Breast Cancer Symposium, we presented results from two studies supporting the use of our breast cancer test in assessing HER2 status.

Node Positive, Estrogen Receptor Positive (N+, ER+)

Many patients diagnosed with N+ breast cancer may not benefit from chemotherapy or may have other health issues that increase the risk of chemotherapy treatment. Results from studies of our Oncotype DX breast cancer test in N+ patients utilizing tumor samples from chemotherapy treated patients (anthracycline plus cytoxin or anthracycline plus taxotere), completed in collaboration with the Eastern Cooperative Oncology Group, or ECOG, and Aventis, Inc., a member of the sanofi-aventis group, or Aventis, were presented at the June 2007 ASCO annual meeting. The results of these studies suggest that the Recurrence Score result provides accurate recurrence risk information for patients with ER+ breast cancer, regardless of whether they are N+ or N-. At SABCS in December 2007, we presented results from a second study conducted in conjunction with the Southwest Oncology Group, or SWOG, suggesting that our test may be useful in predicting survival without disease recurrence and chemotherapy benefit for N+ patients, in addition to N-, ER+ patients.

At SABCS in December 2009, we presented two studies reinforcing the clinical utility of our Oncotype DX breast cancer test for N+ patients. One study, completed in collaboration with SWOG and published in Lancet Oncology in January 2010, reinforced the conclusion that chemotherapy does not appear to benefit patients with either 1-3 or 4 or more positive nodes for disease-free survival over 10 years, if their tumors had a low Recurrence Score result. A separate abstract presented at SABCS in December 2009 demonstrated that physicians who use our Oncotype DX breast cancer test for N+ patients frequently change their treatment decisions based on Recurrence Score results, with an overall reduction in chemotherapy treatment recommendations.

Aromatase Inhibitors

We conducted studies of our Oncotype DX breast cancer test with clinical samples from postmenopausal women with breast cancer who were treated with aromatase inhibitors. Aromatase inhibitors and tamoxifen are both used as standard treatment for early stage ER+ breast cancer patients. In March 2010, the Journal of Clinical Oncology published results from a European study using our test to analyze tumor samples from over 1,200 patients in the ATAC (Arimedix, Tamoxifen, Alone or in Combination) trial, which established the wide use of aromatase inhibitors for adjuvant treatment of postmenopausal women with hormone receptor-positive breast cancer. The study demonstrated that, along with other standard measures such as tumor size, our Oncotype DX breast cancer test contributes independently to provide a more complete picture of prognosis for N- and N+ patients treated with aromatase inhibitors.

ER Assessment

In September 2009, we began accepting all appropriate breast cancer tumor samples, regardless of immunohistochemistry, or IHC, ER status, to facilitate assessment of uncertain ER status by either IHC or RT-PCR testing. An Oncotype DX breast cancer Recurrence Score result is generated if the ER status is positive by IHC or positive by RT-PCR, even if the sample was negative by IHC when submitted, allowing more patients to benefit from the information provided by our test.

Health Economic Benefits

We sponsor third-party studies conducted by researchers affiliated with academic institutions to examine the health economic implications of our Oncotype DX breast cancer test. Two such studies, one of which was published in The American Journal of Managed Care in May 2005, demonstrated that our test provided a more accurate classification of risk than the NCCN guidelines in place at that time as measured by 10 year distant recurrence-free survival. Based on these results, a model was designed to forecast quality-adjusted survival and expected costs, or the net present value of all costs of treatment until death, if our Oncotype DX breast cancer test was used in patients classified as low risk or high risk by NCCN guidelines. The model, when applied to a hypothetical population of 100 patients with the demographic and disease characteristics of the patients entered in the NSABP Study B-14, demonstrated an increase to quality-adjusted survival in this population of 8.6 years and a reduction in projected aggregate costs of approximately $200,000. Furthermore, the model showed that as the expected costs and anticipated toxicity of chemotherapy regimens increase, the use of the Recurrence Score result to identify which patients would benefit from chemotherapy should lead to larger reductions in projected overall costs. According to this model, if all early stage breast cancer patients and their physicians used our test and acted on the information provided by the breast cancer Recurrence Score result, there would be significant economic benefit to the healthcare system.

International Studies

We have completed or initiated multiple international clinical studies intended to support the adoption of our Oncotype DX breast cancer test outside of the United States. During the second quarter of 2009, we initiated our first Taiwanese Chinese population study in collaboration with the National Taiwan University. In September 2009, we announced results of a study confirming that the distribution of Recurrence Score results in European and Middle Eastern breast cancer patients is consistent with those observed in patients in the United States. In November 2010, Breast Cancer Research Treatment published positive results from a Japanese economic evaluation study demonstrating that the inclusion of our Oncotype DX breast cancer test in Japan’s social health insurance benefit package would be cost effective. In December 2010, we presented positive preliminary results from a large adjuvant breast cancer trial with clinical researchers in Germany using our test to select patients for study randomization and treatment. We are also conducting or have initiated clinical utility trials of our breast cancer test with clinical researchers in Australia, Canada, Japan, Mexico, Spain and the United Kingdom.

Oncotype DX Colon Cancer Test

In 2010, approximately 105,000 people in the United States and 870,000 people worldwide were diagnosed with colon cancer. Following diagnosis, a physician determines the stage of the colon cancer by examining the following:

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

In 2010, stage II colon cancer affected approximately 30,000 people in the United States, and the current treatment paradigm is unclear. The decision to treat patients with chemotherapy following surgery is based on an assessment of how likely their disease is to recur. However, accurately identifying those patients with high recurrence risk is a critical issue for physicians because the available markers to determine likelihood of disease recurrence are limited, resulting in both over-treatment and under-treatment of patients following surgery. About a third of patients receive adjuvant chemotherapy; however, research indicates that only 2% to 4% of patients benefit from this treatment, which has significant associated toxicity. While there are existing clinical markers associated generally with higher risk in colon cancer patients, there was no clinically validated genomic test available that predicted the likelihood of recurrence for individual patients prior to the availability of our test.

In developing our colon cancer product, we used the same rigorous clinical development strategy and standardized quantitative technology designed for our Oncotype DX breast cancer test. We developed our gene panel by identifying 761 cancer-related genes through review of existing research literature and computer analysis of genomic databases. The NSABP conducted three development studies and the Cleveland Clinic Foundation conducted one development study, which we funded, analyzing the 761 candidate genes in over 1,800 patients with stage II colon cancer. Detailed analysis of gene expression and colon cancer recurrence was performed to identify specific genes with the potential to predict the likelihood of cancer recurrence and response to chemotherapy. The 761 candidate genes were also examined to determine whether they would be useful beyond other key variables including tumor stage, tumor grade, lymph nodes examined and MMR/MSI.

We selected a final set of 12 genes which were then independently evaluated in a validation study of over 1,400 stage II colon cancer patients from the Quick and Simple and Reliable, or QUASAR, randomized study of adjuvant chemotherapy in the United Kingdom. This international, multi-center randomized trial examined the recurrence risk and the benefit associated with 5-fluorouracil/leucovorin, or 5FU/LV, adjuvant chemotherapy. Gene expression was quantified by RT-PCR from manually microdissected FPE primary colon cancer tissue, and recurrence-free interval, disease-free survival and overall survival were analyzed.

In May 2009, we announced positive results from this clinical validation study. The study met its primary endpoint to predict the likelihood of recurrence for stage II colon cancer patients following surgery and showed that the colon cancer Recurrence Score provided additional independent clinical value beyond standard measures of risk. The study showed that the colon cancer Recurrence Score result maintained significance, independent of MMR/MSI, T-stage, nodes examined, grade and lymphovascular invasion. We believe this addresses an unmet need in the treatment of colon cancer by validating a clinical tool that can significantly improve risk assessment in the treatment planning for stage II colon cancer patients. T4 stage and MMR deficiency were also independently beneficial in predicting recurrence, and together comprise approximately 25 percent of patients. T4 stage indicates growth of the tumor through the wall of the bowel and is associated with higher risk of recurrence. MMR/MSI is an alteration observed in approximately 15 percent of colon cancers. Patients with tumors identified as MSI high, or MMR deficient, are considered to be at low risk of recurrence. We expect that the publication of the results from this study, planned for 2011, will help to support adoption of and reimbursement for our Oncotype DX colon cancer test. Based upon our experience in obtaining adoption and reimbursement for our breast cancer test, we do not expect product revenues from our colon cancer test to comprise more than 10% of our total revenues for at least the next year or more.

Clinical Utility

We believe the Oncotype DX colon cancer Recurrence Score result will provide the greatest clinical utility for treatment selection in the more than 70 percent of patients for whom MMR/MSI and T-stage are uninformative. At the January 2010 ASCO Gastrointestinal Cancers Symposium, we presented results from a study demonstrating that the Oncotype DX colon cancer Recurrence Score result and number of nodes examined are independent predictors of recurrence in stage II colon cancer and both should be considered when assessing individual recurrence risk in this patient population. We are conducting a second stage II colon cancer recurrence study and plan to report results in the first half of 2011. In June 2010, we initiated the first treatment decision impact study of our colon cancer test and are enrolling patients. We are planning additional studies to support the clinical utility and assess the treatment impact and health economic benefit of our Oncotype DX colon cancer test.

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

Product Development Opportunities

Ductal Carcinoma in Situ (DCIS)

In 2010, approximately 60,000 patients in the United States and 280,000 patients worldwide were diagnosed with stage 0 breast cancer, including DCIS. We are investigating the utility of Oncotype DX in patients with DCIS. In early 2010, we presented positive results from a DCIS breast cancer feasibility study demonstrating that RNA extraction and RT-PCR technology can be successfully performed to assess gene expression profiles from FPE tissues. We plan to evaluate the use of the Oncotype DX 21-gene breast cancer panel and also seek to identify other genes that may be used for treatment planning in DCIS. We are currently conducting a DCIS clinical validation study and plan to report results in 2011. Depending upon the results of these studies, we expect to launch a DCIS test that predicts likelihood of recurrence in late 2011 if the test uses the existing Oncotype DX 21-gene breast cancer panel, or in 2013 if the test uses other existing or new genes and gene combinations.

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

MMR/MSI Status

The QUASAR clinical validation study demonstrated that MMR/MSI status, an alteration observed in approximately 15 percent of colon cancers, was independently beneficial in predicting colon cancer recurrence. MMR/MSI testing, although not routinely performed, is currently provided by many pathology laboratories. In order to advance the incorporation of MMR/MSI testing in colon cancer treatment decisions, we are planning to provide MMR test results in 2011.

Stage III Colon Cancer Recurrence

We are investigating the utility of the Oncotype DX colon cancer test in stage III colon cancer, which affects over 25,000 patients each year in the United States. At the January 2010 ASCO Gastrointestinal Cancers Symposium, we presented study results from an analysis of various biological similarities and differences between stage II and stage III colon cancer suggesting the Oncotype DX colon cancer Recurrence Score result is stage independent, and that it may also predict recurrence risk in stage III colon cancer. In June 2010, we presented positive results from an evaluation of biological similarities and differences between stage II and stage III colon cancer suggesting the Oncotype DX colon cancer Recurrence Score result may also predict recurrence risk in stage III colon cancer. We plan to continue conducting early development studies to evaluate our Oncotype DX colon cancer test for treatment planning in stage III disease. Depending upon the results of these studies, we expect to launch a test that predicts likelihood of recurrence in stage III colon cancer in 2013.

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

Prostate Cancer

Approximately 900,000 men worldwide were diagnosed with prostate cancer in 2010. Based upon the results of prostate-specific antigen, or PSA, testing, biopsies were performed on over 750,000 men in the United States in 2010, and approximately 250,000 of these patients were diagnosed with prostate cancer. The vast majority of these patients receive aggressive treatment, including surgery and radiation therapy, and more than half of these patients suffer incontinence and/or impotence after surgery. Less than 10% of patients choose active surveillance even though, for most of these patients, their disease will never cause clinical symptoms or death. In December 2010, we presented positive first results from our prostate gene identification study. The study, which applied the same RT-PCR technology used in our Oncotype DX breast and colon cancer tests, identified 295 genes strongly associated with clinical recurrence of prostate cancer following radical prostatectomy. Based on these results, we announced that we are moving forward with full clinical development and plan to conduct multiple additional studies. We expect to report full gene identification results in 2011 and finalize analytical methods to support a clinical validation study in 2012. Depending on the results of these studies, we expect to launch a test in 2014 which, in conjunction with the Gleason score, or tumor grading, we believe may improve treatment decisions for prostate cancer patients.

Renal Cancer

In 2010, approximately 48,000 people in the United States and 275,000 people worldwide were diagnosed with renal cancer. In June 2010, we presented results from our first renal gene identification study under our collaboration agreement with Pfizer Inc. for the development of a genomic test to estimate the risk of recurrence following surgery for patients with stage I-III renal carcinoma, clear cell type, that has not spread to other parts of the body. The clear cell type of renal carcinoma is the most common type of kidney cancer in adults. The study demonstrated a strong correlation between gene expression and recurrence risk in this patient population. Based on these results, we plan to move forward with a clinical validation study and to continue to evaluate a potential renal cancer product depending upon results of validation studies for specific therapies.

Other Cancers

We continue to review and evaluate programs in other cancers. In 2010, approximately 170,000 people in the United States and 1.4 million people worldwide were diagnosed with non-small cell lung cancer. We have conducted early development studies for a test to predict risk of recurrence for early stage non-small cell lung cancer patients. In 2010, approximately 75,000 people in the United States and 200,000 people worldwide were diagnosed with melanoma. We have conducted initial feasibility studies for the development of a test to predict risk of recurrence in melanoma patients.

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

EGFR inhibitor response test

We are in the development phase for tests to predict the likelihood of response to the epidermal growth factor receptor, or EGFR, inhibitor class of drugs. For example, we entered into a collaborative agreement with Bristol-Myers Squibb Company and ImClone Systems Incorporated to develop a genomic test to predict the likelihood of response to Erbitux in colorectal cancer. Erbitux is a targeted therapy currently approved for the treatment of metastatic colorectal cancer. The agreement provides us commercial rights to diagnostic tests that may result from the collaboration. In February 2011, the British Journal of Cancer published results from early studies with Bristol-Myers Squibb and ImClone, which identified a small number of genes that could predict response to Erbitux. We may undertake further studies for the development of an EGFR inhibitor response test.

Targeted therapies in breast cancer

We entered into collaborative agreements with Aventis and ECOG to investigate the ability of gene expression in FPE tissues to predict the likelihood of response to adjuvant chemotherapy, including the taxane Taxotere, in patients with early stage breast cancer and 0-3 involved lymph nodes. The agreements provide us with commercial rights to diagnostic tests that may result from the collaboration. Initial study results indicated that in patients with hormone receptor positive disease who had a breast cancer Recurrence Score result indicating intermediate risk of recurrence or above, a number of candidate genes strongly predicted benefit from treatment with Taxotere. A genomic classifier predicting differential benefit was identified and, if validated through additional studies, could lead to the development of a test to predict the likelihood of benefit from taxane treatment with a possible product launch in 2014.

Technology

We utilize existing technologies, such as RT-PCR, and information technologies and optimize and integrate them into new processes. We are also incorporating new technologies, such as high-throughput “next generation” sequencing, or NGS, in our research and development laboratory. We expect to continue to extend the capabilities of the various components of our process to develop effective products. Our technology allows us to:

Extract RNA from FPE-tumor Biopsies

Our product development process requires that we be able to quantify the relative amounts of RNA in patients’ FPE tissue specimens. We have developed proprietary technology, intellectual property and know-how and are developing new and improved technologies for optimized and automated methods for extraction and analysis of RNA from FPE tissue.

Amplify and Detect Diminished Amounts of RNA Consistently

We currently use RT-PCR as the basis for our quantitative molecular pathology assays performed in our clinical reference laboratory. This technology uses polymerase chain reaction, or PCR, along with fluorescent detection methods to quantify the relative amount of RNA in a biological specimen. We believe our technology platform has the following advantages:

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

Analyze Thousands of Genes from Small Amounts of Tissue

The methods and know-how we have developed allow us to expand RT-PCR technology to a scale that enables screening of hundreds of genes at a time while using minimal amounts of tissue. During our initial years of operation, we typically screened 48 to 96 genes from a standard FPE tissue sample using RNA from three 10 micron sections of tissue. By 2003, we routinely screened 192 genes from each sample and, by 2004, we screened 384 genes per sample. We now have the capability to screen up to 768 different genes per sample without sacrificing the sensitivity, specificity and reproducibility of RT-PCR. With continued investment in miniaturization and automation, we believe that our technology will be capable of continued increases in throughput.

We are investigating technologies for assaying low liquid volumes and amplifying trace amounts of RNA in order to develop products that can evaluate smaller amounts of available tissue, including prostate biopsies and

DCIS. We are also developing NGS to be our primary technology for future gene discovery. NGS technologies parallelize the sequencing process, producing thousands or millions of sequences at once. These technologies are intended to provide nucleic acid sequence information at lower cost than standard methods. We have created proprietary methods for NGS of FPE tissue nucleic acids, created bioinformatics programs and infrastructure for data storage and analysis, and plan to rely on NGS as the basic source of new biomarker discovery in the future. We expect to select NGS as our platform for process development in 2012 and begin using NGS for clinical development in 2013.

Employ Advanced Information Technology

We have developed computer programs to automate our RT-PCR and NGS assay processes. We have also developed a laboratory information management system to track our gene-specific reagents, instruments, assay processes and the data generated. Similarly, we have automated data analysis, storage and process quality control. We use statistical methods to optimize and monitor assay performance and to analyze data from our early development and development studies. We are investigating methods to further automate our workflow by automating the RNA extraction process.

Commercial Operations

United States

Our commercial infrastructure, including our sales force, managed care group, and patient support network, is critical to our future success. We are continuing to build a strong domestic sales, marketing and reimbursement effort by interacting directly with medical and surgical oncologists, pathologists and payors. Because oncology is a concentrated specialty, we believe that a focused marketing organization and specialized sales force with regional and local experience is necessary in order to effectively serve the oncology community. We believe our direct sales approach, targeting oncologists and cancer surgeons, and our medical education and scientific liaisons, targeting key opinion leaders, coupled with our plans to continue to conduct multiple clinical studies with the objective of having results published in peer-reviewed journals, is the best approach to increase patient and physician demand and the number of favorable reimbursement coverage decisions by third-party payors. Due to significant overlap between breast and colon oncologists and surgeons, we believe our current sales force has sufficient capacity to market both our Oncotype DX breast and colon cancer tests.

We have a managed care department that works with our contract and reimbursement teams to ensure our tests are being used effectively. Our call center and patient support network handle benefits investigation, preauthorization, and precertification for patients who use our tests. We have the infrastructure, if needed, to appeal every claim for our tests that is denied by a third-party payor in order to support the use and encourage adoption of our tests. In addition, we provide patient education through our website, material provided to local advocacy groups, local and national media campaigns and materials provided to oncologists and surgeons.

All Oncotype DX tests are processed in our clinical reference laboratory facility in Redwood City, California. Our current clinical reference laboratory processing capacity is 18,000 tests per calendar quarter. In December 2008, we launched an online physician portal with enhanced real-time delivery of patient results to physicians and the capability for placing Oncotype DX orders online. As test processing for our Oncotype DX breast and colon cancer tests is essentially the same, except that the tests utilize different RNA extraction methods and analyze different genes, we believe that we currently have sufficient capacity to process both of our tests.

International

We believe our future success is also dependent on our ability to continue to expand our international commercial presence. We plan to continue to use essentially the same business model internationally as we use in the United States, however, there are significant differences between countries that need to be considered. For example, different countries may have a public healthcare system, a combination of public and private healthcare system or a cash-based payment system. Our initial commercialization efforts in markets outside the of the United States have focused on offering products on a patient self-pay basis and, over time, seeking coverage from public health systems and private insurance on a country by country basis. We have sales representatives in certain countries outside of the United States. We may decide to work directly on our own in certain countries while continuing to utilize distributors in other countries. We established a European subsidiary in February 2009 and have lead executives with assignments in the Americas, Europe and Asia to support our international efforts.

We expect that international sales of our Oncotype DX tests will be heavily dependent on the availability of reimbursement. In many countries, governments are primarily responsible for reimbursing diagnostic tests. Governments often have significant discretion in determining whether a test will be reimbursed at all, and if so, how much will be paid. We expect that it will take several years to establish broad coverage and reimbursement for our tests in countries outside of the United States.

Reimbursement

Revenues for clinical laboratory tests may come from several sources, including commercial third-party payors, such as insurance companies and health maintenance organizations, government payors, such as Medicare and Medicaid in the United States, patient self-pay and, in some cases, from hospitals or referring laboratories who, in turn, bill third-party payors for testing. Reimbursement of our Oncotype DX tests by third-party payors is essential to our commercial success.

Where there is a payor policy, contract or agreement in place, we bill the third payor, the hospital or referring laboratory as well as the patient (for deductibles and coinsurance or copayments, where applicable) in accordance with established policy terms. Where there is no payor policy in place, we pursue reimbursement on behalf of each patient on a case-by-case basis. Our efforts on behalf of these patients take a substantial amount of time, and bills may not be paid for many months, if at all. Furthermore, if a third-party payor denies coverage after final appeal, it may take a substantial amount of time to collect from the patient, and we may not be successful.

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

Oncotype DX Breast Cancer Test

We have focused substantial resources on obtaining reimbursement coverage for our Oncotype DX breast cancer test. We believe the key factors driving adoption of our Oncotype DX breast cancer test include our ongoing commercial efforts, continued publication of peer-reviewed articles on studies we sponsored, conducted or collaborated on that support the use and reimbursement of our Oncotype DX breast cancer test, clinical presentations at major symposia, and the inclusion of our Oncotype DX breast cancer test in clinical practice guidelines.

Most national and regional third-party payors in the United States, along with the local Medicare carrier for California with jurisdiction for claims submitted by us for Medicare patients, have issued positive coverage determinations for our Oncotype DX breast cancer test for patients with node negative, or N-, estrogen receptor positive, or ER+, disease through contracts, agreements or policy decisions. In June 2009, the local carrier with jurisdiction for claims submitted by us for Medicare patients extended its coverage for our breast cancer test to include ER+ patients with node positive, or N+, disease (up to three positive lymph nodes). Additionally, some payors provide policy coverage for the use of our test in ER+ patients with N+ disease, including lymph node micro-metastasis (greater than 0.2 mm, but not greater than 2.0 mm in size). However, we may not be able to obtain reimbursement coverage from other payors for our test for breast cancer patients with N+, ER+ disease.

Under current Medicare billing rules, claims for Oncotype DX breast cancer tests performed on Medicare beneficiaries who were hospital inpatients at the time the tumor tissue samples were obtained and whose tests were ordered less than 14 days from discharge must be incorporated in the payment that the hospital receives for the inpatient services provided. Medicare billing rules also require hospitals to bill for the test when ordered for hospital outpatients less than 14 days following the date of the hospital procedure where the tumor tissue samples were obtained. Accordingly, we are required to bill individual hospitals for tests performed on Medicare beneficiaries during these time frames. Because we generally do not have a written agreement in place with these hospitals to purchase these tests, we may not be paid for our tests or may have to pursue payment from the hospital on a case-by-case basis. We believe patients coming under this rule represent approximately 1% of our total breast cancer testing population. We believe these billing rules may lead to confusion regarding whether Medicare provides adequate reimbursement for our test, and could discourage Medicare patients from using our test. Under recently enacted healthcare reform legislation, Congress authorized a two year, $100 million demonstration project under which certain tests subject to the 14 day billing rule may be billed directly by the laboratory performing the test rather than the hospital storing the specimen. At this time, we do not know whether our tests will be eligible for this demonstration project or, if eligible, whether the conditions will be favorable for us to participate. We have no assurance that Medicare will revise or reverse these billing rules to allow us to bill for these tests, or that Congress will require Medicare to do so at some point in the future, and we also cannot ensure that hospitals will agree to arrangements to pay us for tests performed on patients falling under these rules.

In January 2008, Medi-Cal became the first Medicaid payor to establish a policy covering our Oncotype DX breast cancer test. We have also received a limited number of approvals from other state Medicaid programs.

The majority of our international Oncotype DX breast cancer test revenues come from patient self-pay, payor reimbursement through our distributor in Israel and clinical collaborations in various countries. We have exclusive distribution agreements for our Oncotype DX breast cancer test with distributors in 13 countries outside of the United States, and have established reimbursement arrangements with several public and private payors and hospitals. We have obtained coverage for our test in Canada, Ireland, Germany, Greece, Israel and the United Kingdom. We expect that it will take several years to establish broad coverage and reimbursement for our Oncotype DX breast cancer test with payors in countries outside of the United States.

Oncotype DX Colon Cancer Test

We expect to continue to focus substantial resources on pursuing global adoption of and reimbursement for our Oncotype DX colon cancer test, which we launched in January 2010. We believe the key factors that will drive adoption of this test include publication of peer-reviewed articles on the QUASAR clinical validation study and other studies we sponsored, conducted or collaborated on that support the use of and reimbursement for the test, clinical presentations at major symposia and our ongoing commercial efforts. We are working with public and private payors and health plans to secure coverage for our colon cancer test based upon clinical evidence showing the utility of the test. We may need to hire additional commercial, scientific, technical and other personnel to support this process.

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

Payment and Coding

Clinical laboratory testing services, when covered by third-party payors, are paid under various methodologies, including prospective payment systems and fee schedules. Under Medicare in the United States, payment is generally made under the Clinical Laboratory Fee Schedule with amounts assigned to specific procedure billing codes. Each Medicare carrier jurisdiction has a fee schedule that establishes the price for each specific laboratory billing code. The Social Security Act establishes that these fee schedule amounts are to be adjusted annually, based upon a formula that incorporates the annual change in the consumer price index, or CPI, for the prior year as well as other factors. In addition, the National Limitation Amount, or NLA, which acts as a ceiling on Medicare reimbursement, is set at a percentage of the median of all the carrier fee schedule amounts for each test code.

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

There is no specific Current Procedural Terminology, or CPT, procedure code or group of codes to report the Oncotype DX breast or colon cancer tests. The tests are reported under a non-specific, unlisted procedure code, which is subject to manual review of each claim. With regard to Medicare’s current reimbursement of our Oncotype DX breast cancer test, we were informed that, under the local coverage determination, claims are to be paid consistent with the average allowed reimbursement rate for claims that were billed and processed to completion as of September 30, 2005. This reimbursement rate remains in effect as of the date of this report, but is subject to review and adjustment.

A Healthcare Common Procedure Coding System, or HCPCS, code has been issued effective January 1, 2006 for the Oncotype DX breast cancer test that some private third-party payors in the United States may accept on claims for the test. However, Medicare will not accept this HCPCS code. The American Medical Association, which has the copyright on the CPT coding system, has announced the formation of a Molecular Pathology Work Group charged with developing a new coding framework for non-infectious disease molecular pathology testing and recommending new codes to the CPT Editorial Panel, which determines new and revised codes and descriptors. It is possible that The Molecular Pathology Work Group will propose and the CPT Editorial Panel will adopt a new code or codes to report Oncotype DX tests, and these codes could result in higher or lower reimbursement rates for our tests. Whether or not we obtain a specific CPT code for our tests, there can be no assurance that an adequate payment rate will continue to be assigned to the tests.

On several occasions, including negotiations over the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, Congress has considered imposing a 20% co-insurance amount on clinical laboratory services, which would require beneficiaries to pay a portion of the cost of their clinical laboratory testing. Although that requirement has not been enacted at this time, Congress could decide to impose such an obligation at some point in the future. If so, these additional co-insurance payments for our Oncotype DX tests could be difficult to collect.

Competition

We believe that we compete primarily on the basis of:

•	the value of the quantitative information our Oncotype DX platform provides;

•	the clinical validation of our Oncotype DX breast cancer test’s ability to predict recurrence and survival, and demonstration of its ability to predict the likelihood of chemotherapy benefit;

•	the level of reimbursement coverage for our Oncotype DX breast cancer test;

•	the inclusion of our Oncotype DX breast cancer test in clinical practice guidelines.

•	the clinical validation of our Oncotype DX colon cancer test’s ability to predict recurrence and survival;

•	our ability to perform clinical studies using archival tissue as it is currently processed, handled and stored;

•	our ability to screen thousands of genes at a time;

•	our ability to commercialize products through our clinical development platform;

•	our clinical collaborations with clinical study groups;

•	the quality of our clinical reference laboratory, which enables consistent, reproducible results;

•	the level of customer service we provide, both to patients and health care professionals; and

•	our ability to obtain appropriate regulatory approvals in a timely fashion.

We believe that we compete favorably with respect to these factors, although we cannot assure you that we will be able to continue to do so in the future or that new products that perform better than our Oncotype DX tests will not be introduced. We believe that our continued success depends on our ability to:

•	continue to innovate and maintain scientifically advanced technology;

•	successfully market and sell our Oncotype DX tests;

•	enhance our Oncotype DX tests to provide information in response to additional indications;

•	continue to validate our tests, especially with respect to chemotherapy benefit;

•	continue to obtain positive reimbursement decisions from payors;

•	expand our Oncotype DX platform for use in types of cancer other than breast and colon;

•	continue to expand in countries outside of the United States;

•	attract and retain skilled personnel;

•	obtain patents or other protection for our products and technology; and

•	obtain and maintain our clinical reference laboratory accreditations and licenses.

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

We also face competition from companies that offer products or have conducted research to profile genes, gene expression or protein expression in breast or colon cancer, including public companies such as Celera Corporation, GE Healthcare, a business unit of General Electric Company, Hologic, Inc., Novartis AG, Myriad Genetics, Inc., Qiagen N.V. and Response Genetics, Inc., and many private companies. We face competition from commercial laboratories with strong distribution networks for diagnostic tests, such as Laboratory Corporation of America Holdings and Quest Diagnostics Incorporated. Other potential competitors include companies that develop diagnostic tests such as Roche Diagnostics, a division of Roche Holding, Ltd, Siemens AG and Veridex LLC, a Johnson & Johnson company, as well as other companies and academic and research institutions. Our competitors may invent and commercialize technology platforms that compete with ours. Additionally, projects related to cancer genomics have received increased government funding, both in the United States and internationally. As more information regarding cancer genomics becomes available to the public, we anticipate that more products aimed at identifying targeted treatment options will be developed and that these products may compete with ours. In addition, competitors may develop their own versions of our tests in countries where we did not apply for patents or where our patents have not issued and compete with us in those countries, including encouraging the use of their test by physicians or patients in other countries.

Our Oncotype DX tests are considered relatively expensive for diagnostic tests. We have changed the list price of our breast cancer test in the past and we may change prices for our tests in the future. Any increase or decrease in pricing could impact reimbursement of and demand for our tests. Many of our present and potential competitors have widespread brand recognition and substantially greater financial and technical resources and development, production and marketing capabilities than we do. Others may develop lower-priced, less complex tests that could be viewed by physicians and payors as functionally equivalent to our tests, which could force us to lower the list price of our tests and impact our operating margins and our ability to achieve sustained profitability. Some competitors have developed tests cleared for marketing by the FDA. There may be a marketing differentiation or perception that an FDA-cleared test is more desirable than Oncotype DX tests, and that may discourage adoption and reimbursement of our tests. If we are unable to compete successfully against current or future competitors, we may be unable to increase market acceptance for and sales of our tests, which could prevent us from increasing or sustaining our revenues or achieving sustained profitability and could cause the market price of our common stock to decline.

Regulation

United States

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

We have a current certificate of accreditation under CLIA to perform testing and are accredited by CAP. To renew our CLIA certificate, we are subject to survey and inspection every two years to assess compliance with program standards. The standards applicable to the testing which we perform may change over time. We cannot assure that we will be able to operate profitably should regulatory compliance requirements become substantially more costly in the future.

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

Clinical laboratory tests like our Oncotype DX tests are regulated under CLIA, as administered by CMS, as well as by applicable state laws. Diagnostic kits that are sold and distributed through interstate commerce are regulated as medical devices by the FDA. Clinical laboratory tests that are developed and validated by a laboratory for its own use, which are referred to as LDTs, currently are not subject to FDA regulation, although reagents or software provided by third parties and used to perform LDTs may be subject to regulation. We believe that our Oncotype DX tests are not diagnostic kits and also believe that they are LDTs. As a result, we believe our tests should not be subject to regulation under established FDA policies. The container we provide for collection and transport of tumor samples from a pathology laboratory to our clinical reference laboratory may be considered a medical device subject to regulation but is currently exempt from pre-market review by the FDA.

In January 2006, we received a letter from the FDA regarding our Oncotype DX breast cancer test inviting us to meet with the FDA to discuss the nature and appropriate regulatory status of and the least burdensome ways that we may fulfill any FDA pre-market review requirements that may apply. In September 2006, the FDA issued draft guidance on a new class of tests called “In Vitro Diagnostic Multivariate Index Assays”, or IVDMIAs. Under this draft guidance, our Oncotype DX tests could be classified as either a Class II or a Class III medical device, which may require varying levels of FDA pre-market review depending upon intended use and on the level of control necessary to assure the safety and effectiveness of the test. In July 2007, the FDA posted revised draft guidance that addressed some of the comments submitted in response to the September 2006 draft guidance. The revised draft guidance included a transition period of FDA enforcement discretion of up to 18 months following release of final guidance for currently marketed tests if the laboratory submits a pre-market review submission within 12 months of the publication of final guidance. The comment period for this revised guidance expired in October 2007. It is unclear whether the FDA will ever issue final guidance on IVDMIAs or withdraw the draft guidance that was issued in 2007.

In May 2007, the FDA issued a guidance document “Class II Special Controls Guidance Document: Gene Expression Profiling Test System for Breast Cancer Prognosis.” This guidance document was developed to support the classification of gene expression profiling test systems for breast cancer prognosis into Class II. In addition, in June 2007, the FDA issued a guidance document “Pharmacogenetic Tests and Genetic Tests for Heritable Markers” which provides recommendations to sponsors and FDA reviewers in preparing and reviewing pre-market approval applications, or PMAs, and pre-market notification, or 510(k), submissions for pharmacogenetic and other human genetic tests, whether testing is for single markers or for multiple markers simultaneously (multiplex tests).

In June 2010, the FDA announced a public meeting to discuss the agency’s oversight of LDTs prompted by the increased complexity of LDTs and their increasingly important role in clinical decision making and disease management, particularly in the context of personalized medicine. The FDA indicated that it is considering a risk-based application of oversight to LDTs and that, following public input and discussion, it may issue separate draft guidance on the regulation of LDTs which may vary from the previously issued draft guidance on the regulation of IVDMIAs. The public meeting was held in July 2010 and further public comments were submitted to the FDA in September 2010. In November 2010, at a public meeting with the laboratory industry, an FDA spokesperson indicated that the agency had prepared draft guidance regarding proposed oversight of LDTs which was under review for possible issuance.

We cannot provide any assurance that FDA regulation, including pre-market review, will not be required in the future for our tests, whether through additional guidance issued by the FDA, new enforcement policies adopted by the FDA or new legislation enacted by Congress. Legislative proposals addressing oversight of genetic testing and LDTs were introduced in the previous two Congresses and we expect that new legislative proposals will be introduced in the current Congress that convened in January 2011. It is possible that legislation could be enacted into law or guidance could be issued by the FDA which may result in increased regulatory burdens for us to continue to offer our tests or develop and introduce new tests.

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

If pre-market review is required, our business could be negatively impacted until such review is completed and clearance to market or approval is obtained, and the FDA could require that we stop selling our tests pending pre-market clearance or approval. If our tests are allowed to remain on the market but there is uncertainty about our tests, if they are labeled investigational by the FDA, or if labeling claims the FDA allows us to make are limited, orders or reimbursement may decline. The regulatory approval process may involve, among other things, successfully completing additional clinical trials and submitting a pre-market clearance notice or filing a PMA application with the FDA. If pre-market review is required by the FDA, there can be no assurance that our tests will be cleared or approved on a timely basis, if at all, nor can there be assurance that labeling claims will be consistent with our current claims or adequate to support continued adoption of and reimbursement for our tests. Ongoing compliance with FDA regulations would increase the cost of conducting our business, and subject us to inspection by the FDA and to the requirements of the FDA and penalties for failure to comply with these requirements. We may also decide voluntarily to pursue FDA pre-market review of our tests if we determine that doing so would be appropriate.

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

The personal services safe harbor to the Anti-kickback Law provides that remuneration paid to a referral source for personal services will not violate the Anti-kickback Law provided all of the elements of that safe harbor are met. One element is that, if the agreement is intended to provide for the services of the physician on a periodic, sporadic or part-time basis, rather than on a full-time basis for the term of the agreement, the agreement specifies exactly the schedule of such intervals, their precise length, and the exact charge for such intervals. Our personal services arrangements with some physicians do not meet the specific requirement of this safe harbor that the agreement specify exactly the schedule of the intervals of time to be spent on the services because the nature of the services, such as speaking engagements, does not lend itself to exact scheduling and therefore meeting this element of the personal services safe harbor is impractical. Failure to meet the terms of the safe harbor does not render an arrangement illegal. Rather, such arrangements must be evaluated under the language of the statute, taking into account all facts and circumstances.

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

We maintain such licensure for our clinical reference laboratory for our Oncotype DX tests. New York law also mandates proficiency testing for laboratories licensed under New York state law, regardless of whether or not such laboratories are located in New York. If a laboratory is out of compliance with New York statutory or regulatory standards, the New York State Department of Health, or DOH, may suspend, limit, revoke or annul the laboratory’s New York license, censure the holder of the license or assess civil money penalties. Statutory or regulatory noncompliance may result in a laboratory’s operator being found guilty of a misdemeanor under New York law. Should we be found out of compliance with New York laboratory requirements, we could be subject to such sanctions, which could harm our business. We maintain a current license in good standing with DOH. However, we cannot provide assurance that DOH will at all times find us to be in compliance with all such laws.

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

International

When marketing our tests outside of the United States, we are subject to foreign regulatory requirements governing human clinical testing, export of tissue and marketing approval for our products. These requirements vary by jurisdiction, differ from those in the United States and may require us to perform additional pre-clinical or clinical testing. In many countries outside of the United States, coverage, pricing and reimbursement approvals are also required. We are also required to maintain accurate information and control over sales and distributors’ activities that may fall within the purview of the Foreign Corrupt Practices Act, its books and records provisions and its anti-bribery provisions.

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

As of December 31, 2010, we had 11 issued patents in the United States and 12 issued patents outside of the United States covering genes and methods that are components of the Oncotype DX breast cancer test, six of which were issued jointly to us and our collaborators, and three of which were assigned to us by a collaborator. In addition, we have a number of pending patent applications in the United States and in other countries, including provisional and non-provisional filings. Our issued U.S. patents expire at various times between 2024 and 2026. Some of these U.S. patent applications also have corresponding pending or granted applications under the Patent Cooperation Treaty in Canada, Europe, Japan, Australia and other jurisdictions. In these patent applications, we have either sole or joint ownership positions. In those cases where joint ownership positions were created, we have negotiated contractual provisions providing us with the opportunity to acquire exclusive rights under the patent applications. Under some patent applications, we have elected to allow exclusive options to lapse without exercising the option. The joint ownership agreements generally are in the form of material data transfer agreements that were executed at the onset of our collaborations with third parties.

Our patent applications relate to two main areas: gene expression technology methods, and gene markers for cancer recurrence and drug response in certain forms of cancer. We intend to file additional patent applications to strengthen our intellectual property rights. Our pending and future patent applications may not result in issued patents, and we cannot assure you that our issued patents or any patents that might ultimately be issued by the U.S. Patent and Trademark Office, or USPTO, will protect our technology. Any patents issued to United States might be challenged by third parties as being invalid or unenforceable, or third parties may independently develop similar or competing technology that avoids our patents. We cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

We have received notices of claims of infringement and misappropriation or misuse of other parties’ proprietary rights in the past and may from time to time receive additional notices. Some of these claims may lead to litigation. We cannot assure you that we will prevail in these actions, or that other actions alleging misappropriation or misuse by us of third-party trade secrets, infringement by us of third-party patents and trademarks or the validity of patents issued to us in the future, will not be asserted or prosecuted against us. We may also initiate claims to defend our intellectual property. Assertions of misappropriation, infringement or misuse, or actions seeking to establish the validity of our patents could materially or adversely affect our business, financial condition and results of operations.

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

Roche License Agreement

We license from Roche Molecular Systems, Inc., on a non-exclusive basis, a number of U.S. patents claiming nucleic acid amplification processes known as PCR, homogeneous polymerase chain reaction, and RT-PCR. We use these processes in our research and development activities and in the processing of our Oncotype DX tests. The Roche license is limited to clinical laboratory services performed within the United States and Puerto Rico, and does not include the right to make or sell products using the patented processes. The license continues as long as the underlying patent rights are in effect, but is subject to early termination by Roche under the following circumstances:

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

Research and Development Expenses

Research and development expenses were $33.2 million, $35.7 million and $28.6 million for the years ended December 31, 2010, 2009, and 2008, respectively. During 2010, we continued to conduct research and development studies in breast cancer, colon cancer and other cancers.

Employees

As of December 31, 2010, we had 472 employees, including 87 in clinical reference laboratory operations, 99 in research and development, including bioinformatics, 169 in sales and marketing, 60 in information technology and systems and 57 in general and administrative functions. None of our employees are covered by collective bargaining arrangements, and our management considers its relationships with employees to be good.

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

We have a history of net losses, we may incur net losses in the future, and we expect to continue to incur significant expenses to develop and market our tests, which may make it difficult for us to achieve sustained profitability.

We have historically incurred substantial net losses. From our inception in August 2000 through December 31, 2010, we had an accumulated deficit of $173.6 million. We expect to continue to invest in our product pipeline, including our current Oncotype DX tests and future products, and our commercial and laboratory infrastructure. For the year ended December 31, 2010, our research and development expenses were $33.2 million and our sales and marketing expenses were $71.4 million. We expect our expense levels to continue to increase for the foreseeable future as we seek to expand the clinical utility of our Oncotype DX breast cancer test, drive adoption of and reimbursement for our Oncotype DX colon cancer test and develop new tests. As a result, we will need to generate significant revenues in order to achieve sustained profitability. Our failure to achieve sustained profitability in the future could cause the market price of our common stock to decline.

Continued weak general economic or business conditions could have a negative impact on our business.

Continuing concerns over prolonged high unemployment levels across the United States, the availability and cost of credit, the U.S. mortgage market, the U.S. real estate market, Federal budget proposals, inflation, deflation, taxation issues, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the U.S. economy. These factors, combined with declines in business and consumer confidence and a volatile stock market, have precipitated an economic slowdown and expectations of slower economic growth going forward. The economic slowdown continued to have a negative impact on growth in tests delivered during the year ended December 31, 2010, particularly in areas of the United States with high unemployment levels where patients have lost healthcare coverage, delayed medical checkups or are unable to pay for our tests. If the economic environment does not improve or deteriorates, our business, including our patient population, our suppliers and our third-party payors, could be negatively affected, resulting in a negative impact on our product revenues.

Healthcare policy changes, including recently enacted legislation reforming the U.S. healthcare system, may have a material adverse effect on our financial condition and results of operations.

The recently enacted Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the PPACA, which makes changes that are expected to significantly impact the pharmaceutical and medical device industries and clinical laboratories. Beginning in 2013, each medical device manufacturer will have to pay a sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices. Although there are some exceptions, because the FDA maintains that clinical laboratory tests that are developed and validated by a laboratory for its own use, or LDTs, such as our Oncotype DX breast and colon cancer tests, are medical devices, this tax may apply to some or all of our current products and products in development. The PPACA also mandates a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule of 1.75% for the years 2011 through 2015. This adjustment is in addition to a productivity adjustment to the Medicare Clinical Laboratory Fee Schedule. These reductions in payments may apply to some or all of our clinical laboratory test services furnished to Medicare beneficiaries.

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

In addition to the PPACA, the effect of which cannot presently be fully quantified given its recent enactment, various healthcare reform proposals have also emerged at the state level. Changes in healthcare policy, such as changes in the FDA regulatory policy for LDTs, the creation of broad test utilization limits for diagnostic products in general or requirements that Medicare patients pay for portions of clinical laboratory tests or services received, could substantially impact the sales of our tests, increase costs and divert management’s attention from our business. In addition, sales of our tests outside of the United States make us subject to foreign regulatory requirements, which may also change over time.

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

Since each payor makes its own decision as to whether to establish a policy to reimburse our test, seeking these approvals is a time-consuming and costly process. To date, we have positive coverage determinations for our Oncotype DX breast cancer test for N-, ER+ patients from most third-party payors in the United States through contracts, agreements or policy decisions. We cannot be certain that coverage for this test will be provided in the future by additional third-party payors or that existing contracts, agreements or policy decisions or reimbursement levels will remain in place or be fulfilled within existing terms and provisions.

Following the reporting of clinical studies to support the use of our Oncotype DX breast cancer test in patients with N+, ER+ disease, we experienced an increase in usage for N+ patients. We may not be able to obtain reimbursement coverage for our test for breast cancer patients with N+, ER+ disease that is similar to the coverage we have obtained for early stage N-, ER+ patients.

We have obtained limited reimbursement coverage from third-party payors in the United States for our Oncotype DX colon cancer test launched in January 2010. We expect to focus substantial resources on obtaining adoption of and reimbursement coverage for this test. Because it is new, our Oncotype DX colon cancer test may be considered investigational by payors and therefore may not be covered under their reimbursement policies. We believe it may take several years to achieve reimbursement with a majority of third-party payors. However, we cannot predict whether, under what circumstances, or at what payment levels payors will reimburse for our test. If we fail to establish broad adoption of and reimbursement for our Oncotype DX colon cancer test, our reputation could be harmed and our future prospects and our business could suffer.

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

There is no specific Current Procedural Terminology, or CPT, procedure code or group of codes to report the Oncotype DX breast or colon cancer tests. The tests are reported under a non-specific, unlisted procedure code, which is subject to manual review of each claim. With regard to Medicare’s current reimbursement of our Oncotype DX breast cancer test, we were informed that, under the local coverage determination, claims are to be paid consistent with the average allowed reimbursement rate for claims that were billed and processed to completion as of September 30, 2005. This reimbursement rate remains in effect as of the date of this report, but is subject to review and adjustment.

A Healthcare Common Procedure Coding System, or HCPCS, code has been issued effective January 1, 2006 for the Oncotype DX breast cancer test that some private third-party payors may accept on claims for the test. However, Medicare will not accept this HCPCS code. The American Medical Association, which has the copyright on the CPT coding system, has recently established a work group to develop a new coding framework for non-infectious disease molecular pathology testing and recommend new codes to the panel, which determines new and revised codes and descriptors. It is possible that this process will result in a new code or codes to report our Oncotype DX tests, and the codes may result in higher or lower reimbursement of our tests. Whether or not we obtain a specific CPT code for our tests, there can be no assurance that an adequate payment rate will continue to be assigned to the tests, which could have a negative impact on our revenues.

If we are unable to obtain or maintain adequate reimbursement for our tests outside of the United States, our ability to expand internationally will be compromised.

The majority of our international product revenues are currently generated by patient self-pay and third party reimbursement for our Oncotype DX breast cancer test and through clinical collaborations. In many countries outside of the United States, various coverage, pricing and reimbursement approvals are required. We expect that it will take several years to establish broad coverage and reimbursement for our tests with payors in countries outside of the United States, and our efforts may not be successful. In addition, because we rely on distributors to obtain reimbursement for our tests, to the extent we do not have direct reimbursement arrangements with payors, we may not be able to retain reimbursement coverage with a particular payor if our agreement with a distributor is terminated or expires.

Because of Medicare billing rules, we may not receive reimbursement for all tests provided to Medicare patients.

Under current Medicare billing rules, claims for our Oncotype DX breast cancer tests performed on Medicare beneficiaries who were hospital inpatients at the time the tumor tissue samples were obtained and whose tests were ordered less than 14 days from discharge must be incorporated in the payment that the hospital receives for the inpatient services provided. Medicare billing rules also require hospitals to bill for the test when ordered for hospital outpatients less than 14 days following the date of the hospital procedure where the tumor tissue samples were obtained. Accordingly, we are required to bill individual hospitals for tests performed on Medicare beneficiaries during these time frames. Because we generally do not have a written agreement in place with these hospitals to purchase these tests, we may not be paid for our tests or may have to pursue payment from the hospital on a case-by-case basis. We believe patients coming under this rule represent approximately 1% of our total breast cancer testing population. We believe these billing rules may lead to confusion regarding whether Medicare provides adequate reimbursement for our breast cancer test, and could discourage Medicare patients from using our test. If we obtain Medicare reimbursement coverage for our Oncotype DX colon cancer test in the future, these billing rules would also apply to those tests performed for hospital inpatients ordered less than 14 days from discharge. We have no assurance that Medicare will reverse or revise the billing rule to allow us to bill for tests subject to the 14 day billing rule or that Congress will require Medicare to do so at some point in the future, and we also cannot ensure that hospitals will agree to arrangements to pay us for Oncotype DX tests performed on patients falling under these rules.

We depend on Medicare for a significant portion of our product revenues and if Medicare or other significant payors stop providing reimbursement or decrease the amount of reimbursement for our tests, our revenues could decline.

Reimbursement on behalf of patients covered by Medicare accounted for 21%, 20% and 22% of our product revenues for the years ended December 31, 2010, 2009, and 2008, respectively. While there were no other third-party payors with product revenues of 10% or more for these periods, there have been in the past, and may be in the future, other payors accounting for 10% or more of our product revenues. Because the majority of stage II colon cancer patients in the United States are age 65 and over, we may become more dependent on Medicare reimbursement in the future. It is possible that Medicare or other third-party payors that provide reimbursement for our tests may suspend, revoke or discontinue coverage at any time, or may reduce the reimbursement rates payable to us. Any such action could have a negative impact on our revenues.

Our financial results depend largely on the sales of one test, our Oncotype DX breast cancer test, and we will need to generate sufficient revenues from this and other tests to run our business.

For the near future, we expect to derive substantially all of our revenues from sales of one test, our Oncotype DX breast cancer test. We have been selling this test since January 2004. While we launched our test for colon cancer in January 2010, we do not expect to recognize significant revenues from this test until adoption of and reimbursement for this test have been established. We are in various stages of research and development for other tests that we may offer as well as for enhancements to our existing tests. We may not be able to successfully commercialize tests for other cancers or diseases. If we are unable to increase sales of our breast cancer test, establish adoption of and reimbursement for our colon cancer test, or successfully develop and commercialize other tests or enhancements, our revenues and our ability to achieve sustained profitability would be impaired.

If the FDA were to begin regulating our tests, we could incur substantial costs and time delays associated with meeting requirements for pre-market clearance or approval or we could experience decreased demand for or reimbursement of our tests.

Clinical laboratory tests like ours are regulated under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, as administered by the Centers for Medicare and Medicaid Services, as well as by applicable state laws. Diagnostic kits that are sold and distributed through interstate commerce are regulated as medical devices by the FDA. Most LDTs are not currently subject to FDA regulation, although reagents or software provided by third parties and used to perform LDTs may be subject to regulation. We believe that our Oncotype DX tests are not diagnostic kits and also believe that they are LDTs. As a result, we believe our tests should not be subject to regulation under established FDA policies. The container we provide for collection and transport of tumor samples from a pathology laboratory to our clinical reference laboratory may be a medical device subject to FDA regulation but is currently exempt from pre-market review by the FDA.

At various times since 2006, the FDA has issued guidance documents or announced draft guidance regarding initiatives that may require varying levels of FDA oversight of our tests. We cannot provide any assurance that FDA regulation, including pre-market review, will not be required in the future for our tests, whether through additional guidance issued by the FDA, new enforcement policies adopted by the FDA or new legislation enacted by Congress. Legislative proposals addressing oversight of genetic testing and LDTs were introduced in the previous two Congresses and we expect that new legislative proposals will be introduced in the current Congress as well. It is possible that legislation will be enacted into law or guidance could be issued by the FDA which may result in increased regulatory burdens for us to continue to offer our tests or to develop and introduce new tests.

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

If pre-market review is required, our business could be negatively impacted until such review is completed and clearance to market or approval is obtained, and the FDA could require that we stop selling our tests pending pre-market clearance or approval. If our tests are allowed to remain on the market but there is uncertainty about our tests, if they are labeled investigational by the FDA, or if labeling claims the FDA allows us to make are very limited, orders or reimbursement may decline. The regulatory approval process may involve, among other things, successfully completing additional clinical trials and submitting a pre-market clearance notice or filing a pre-market approval application with the FDA. If pre-market review is required by the FDA, there can be no assurance that our tests will be cleared or approved on a timely basis, if at all, nor can there be assurance that labeling claims will be consistent with our current claims or adequate to support continued adoption of and reimbursement for our tests. Ongoing compliance with FDA regulations would increase the cost of conducting our business, and subject us to inspection by and the requirements of the FDA and penalties for failure to comply with these requirements. We may also decide voluntarily to pursue FDA pre-market review of our tests if we determine that doing so would be appropriate.

Should any of the reagents obtained by us from vendors and used in conducting our tests be affected by future regulatory actions, our business could be adversely affected by those actions, including increasing the cost of testing or delaying, limiting or prohibiting the purchase of reagents necessary to perform testing.

If we were required to conduct additional clinical trials prior to continuing to sell our breast and colon cancer tests or any other tests we may develop, those trials could lead to delays or failure to obtain necessary regulatory approval, which could cause significant delays in commercializing any future products and interruption in sales of our current tests and harm our ability to achieve sustained profitability.

If the FDA decides to regulate our tests, it may require additional pre-market clinical testing prior to submitting a regulatory notification or application for commercial sales. If we are required to conduct pre-market clinical trials, whether using prospectively acquired samples or archival samples, delays in the commencement or completion of clinical testing could significantly increase our test development costs and delay commercialization of any future tests and interrupt sales of our current tests. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to delay or denial of regulatory clearance or approval. The commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the clinical trial.

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

We are subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. We have a current certificate of accreditation under CLIA to perform testing through our accreditation by the College of American Pathologists, or CAP. To renew this certificate, we are subject to survey and inspection every two years. Moreover, CLIA inspectors may make random inspections of our clinical reference laboratory.

Although we are required to hold a certificate of accreditation under CLIA that allows us to perform high complexity testing, we are not required to hold a certificate of accreditation through CAP. We could alternatively maintain a certificate of accreditation from another accrediting organization or a certificate of compliance through inspection by surveyors acting on behalf of the CLIA program. If our accreditation under CAP were to terminate, either voluntarily or involuntarily, we would need to convert our certification under CLIA to a certificate of compliance (or to a certificate of accreditation with another accreditation organization) in order to maintain our ability to perform clinical testing and to continue commercial operations. Whether we would be able to successfully maintain operations through either of these alternatives would depend upon the facts and circumstances surrounding termination of our CAP accreditation, such as whether any deficiencies were identified by CAP as the basis for termination and, if so, whether these were addressed to the satisfaction of the surveyors for the CLIA program (or another accrediting organization).

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

New test development involves a lengthy and complex process, and we may be unable to commercialize on a timely basis, or at all, any of the tests we are currently developing.

We have multiple tests in development and devote considerable resources to research and development. For example, we are conducting early development studies in colon cancer for stage III patients, prostate, renal cell and lung cancers. There can be no assurance that our technologies will be capable of reliably predicting the recurrence of cancers other than breast and colon cancer with the sensitivity and specificity necessary to be clinically and commercially useful, or that our colon cancer test will result in a commercially successful product. In addition, before we can develop diagnostic tests for new cancers or other diseases and commercialize any new products, we will need to:

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

Few research and development projects result in commercial products, and success in early clinical trials often is not replicated in later studies. At any point, we may abandon development of a product candidate or we may be required to expend considerable resources repeating clinical trials, which would adversely impact the timing for generating potential revenues from those product candidates. In addition, as we develop products, we will have to make significant investments in product development, marketing and selling resources. If a clinical validation study fails to demonstrate the prospectively defined endpoints of the study, we might choose to abandon the development of the product or product feature that was the subject of the clinical trial, which could harm our business. In addition, competitors may develop and commercialize competing products faster than we are able to do so.

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

We license from third parties technology necessary to develop our products. For example, we license technology from Roche that we use to analyze genes for possible inclusion in our tests and that we use in our clinical reference laboratory to conduct our tests. In return for the use of a third party’s technology, we may agree to pay the licensor royalties based on sales of our products. Royalties are a component of cost of product revenues and impact the margins on our tests. We may need to license other technologies to commercialize future products. Our business may suffer if these licenses terminate, if the licensors fail to abide by the terms of the license or fail to prevent infringement by third parties, if the licensed patents or other rights are found to be invalid or if we are unable to enter into necessary licenses on acceptable terms. Companies that attempt to replicate our tests could be set up in countries that do not recognize our intellectual property. Such companies could send test results into the United States and therefore reduce sales of our tests.

If we are unable to develop products to keep pace with rapid technological, medical and scientific change, our operating results and competitive position could be harmed.

In recent years, there have been numerous advances in technologies relating to the diagnosis and treatment of cancer. For example, technologies in addition to ours now reportedly permit measurement of gene expression in fixed paraffin-embedded tissue specimens. New chemotherapeutic or biologic strategies are being developed that may increase survival time and reduce toxic side effects. There have also been advances in methods used to analyze very large amounts of genomic information, including next-generation sequencing. These advances require us to continuously develop our technology, develop new products and enhance existing products to keep pace with evolving standards of care. Our tests could become obsolete unless we continually innovate and expand our products to demonstrate recurrence and treatment benefit in patients treated with new therapies. New treatment therapies typically have only a few years of clinical data associated with them, which limits our ability to perform clinical studies and correlate sets of genes to a new treatment’s effectiveness. If we are unable to demonstrate the applicability of our tests to new treatments, sales of our test could decline, which would harm our revenues.

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

As of December 31, 2010, we had 11 issued patents in the United States and 12 issued patents internationally covering genes and methods that are components of the Oncotype DX breast cancer test, six of which were issued jointly to us and our collaborators and three of which were assigned to us by a collaborator. In addition, we have a number of pending patent applications in the United States and in other countries. Our pending patent applications may not result in issued patents, and we cannot assure you that our issued patents or any patents that might ultimately be issued by the U.S. Patent and Trademark Office, or USPTO, will protect our technology. Any patents that may be issued to us might be challenged by third parties as being invalid or unenforceable, or third parties may independently develop similar or competing technology that avoids our patents. We cannot be certain that the steps we have taken will prevent the misappropriation and use of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

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

On October 30, 2008, the Court of Appeals for the Federal Circuit issued a decision that methods or processes cannot be patented unless they are tied to a machine or involve a physical transformation. The U.S. Supreme Court reversed that decision in 2010, finding that the “machine-or-transformation” test is not the only test for determining patent eligibility. The Court, however, declined to specify how and when processes are patentable. In response, the USPTO issued an Interim Guidance for Determining Subject Matter Eligibility for Process Claim dated July 27, 2010. We cannot assure you that our patent portfolio will not be negatively impacted by the decision described above, rulings in other cases or changes in guidance or procedures issued by the USPTO.

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

We also face competition from companies that offer products or have conducted research to profile genes, gene expression or protein expression in breast or colon cancer, including public companies such as Celera Corporation, GE Healthcare, a business unit of General Electric Company, Hologic, Inc., Novartis AG, Myriad Genetics, Inc., Qiagen N.V. and Response Genetics Inc., and many private companies. We face competition from commercial laboratories with strong distribution networks for diagnostic tests, such as Laboratory Corporation of America Holdings and Quest Diagnostics Incorporated. Other potential competitors include companies that develop diagnostic tests such as Roche Diagnostics, a division of Roche Holding Ltd, Siemens AG and Veridex LLC, a Johnson & Johnson company, as well as other companies and academic and research institutions. Our competitors may invent and commercialize technology platforms that compete with ours. Additionally, projects related to cancer genomics have received increased government funding, both in the United States and internationally. As more information regarding cancer genomics becomes available to the public, we anticipate that more products aimed at identifying targeted treatment options will be developed and these products may compete with ours. In addition, competitors may develop their own versions of our tests in countries where we did not apply for patents or where our patents have not issued and compete with us in those countries, including encouraging the use of their test by physicians or patients in other countries.

We have changed the list price of our breast cancer test in the past and we may change prices for our tests in the future. Any increase or decrease in pricing could impact reimbursement of and demand for our tests. Many of our present and potential competitors have widespread brand recognition and substantially greater financial and technical resources and development, production and marketing capabilities than we do. Others may develop lower-priced, less complex tests that could be viewed by physicians and payors as functionally equivalent to our tests, which could force us to lower the list prices of our tests and impact our operating margins and our ability to achieve sustained profitability. Some competitors have developed tests cleared for marketing by the FDA. There may be a marketing differentiation or perception that an FDA-cleared test is more desirable than Oncotype DX tests, and that may discourage adoption of and reimbursement for our tests. If we are unable to compete successfully against current or future competitors, we may be unable to increase market acceptance for and sales of our tests, which could prevent us from increasing or sustaining our revenues or achieving sustained profitability and could cause the market price of our common stock to decline.

Our research and development efforts will be hindered if we are not able to contract with third parties for access to archival tissue samples.

Under standard clinical practice in the United States, tumor biopsies removed from patients are chemically preserved and embedded in paraffin wax and stored. Our clinical development relies on our ability to secure access to these archived tumor biopsy samples, as well as information pertaining to their associated clinical outcomes. Others have demonstrated their ability to study archival samples and often compete with us for access. Additionally, the process of negotiating access to archived samples is lengthy since it typically involves numerous parties and approval levels to resolve complex issues such as usage rights, institutional review board approval, privacy rights, publication rights, intellectual property ownership and research parameters. If we are not able to negotiate access to archival tumor tissue samples with hospitals, clinical partners, pharmaceutical companies, or companies developing therapeutics on a timely basis, or at all, or if other laboratories or our competitors secure access to these samples before us, our ability to research, develop and commercialize future products will be limited or delayed.

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

Our research and development programs and commercial laboratory operations depend on our ability to attract and retain highly skilled scientists and technicians, including geneticists, licensed laboratory technicians, chemists, biostatisticians and engineers. We may not be able to attract or retain qualified scientists and technicians in the future due to the competition for qualified personnel among life science businesses, particularly in the San Francisco Bay Area. In addition, it is expected that there will be a shortage of clinical laboratory scientists in coming years, which would make it more difficult to hire sufficient numbers of qualified personnel. We also face competition from universities and public and private research institutions in recruiting and retaining highly qualified scientific personnel. In addition, our success depends on our ability to attract and retain salespeople with extensive experience in oncology and close relationships with medical oncologists, surgeons, pathologists and other hospital personnel. We may have difficulties locating, recruiting or retaining qualified salespeople, which could cause a delay or decline in the rate of adoption of our products. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that could adversely affect our ability to support our research and development and sales programs. All of our employees are at-will employees, which means that either we or the employee may terminate their employment at any time.

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

Our business strategy incorporates international expansion, including establishing and maintaining direct sales and physician outreach and education capabilities outside of the United States and expanding our relationships with distributors. Doing business internationally involves a number of risks, including:

•	multiple, conflicting and changing laws and regulations such as tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;

•	failure by us or our distributors to obtain regulatory approvals for the use of our tests in various countries;

•	difficulties in staffing and managing foreign operations;

•	complexities associated with managing multiple payor reimbursement regimes or patient self-pay systems;

•	logistics and regulations associated with shipping tissue samples, including infrastructure conditions and transportation delays;

•	limits in our ability to penetrate international markets if we are not able to process tests locally;

•	financial risks, such as longer payment cycles, difficulty collecting accounts receivable and exposure to foreign currency exchange rate fluctuations;

•	natural disasters, political and economic instability, including wars, terrorism, and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and

•	regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ activities that may fall within the purview of the Foreign Corrupt Practice Act, its books and records provisions or its anti-bribery provisions.

Any of these factors could significantly harm our future international expansion and operations and, consequently, our revenues and results of operations.

Our dependence on distributors for foreign sales of our Oncotype DX tests could limit or prevent us from selling our test in foreign markets and from realizing long-term international revenue growth.

As of December 31, 2010, we had exclusive distribution agreements for our Oncotype DX breast cancer test in 13 countries outside of the United States, and we may enter into other similar arrangements in other countries in the future. We intend to grow our business internationally, and to do so we may need to attract additional distributors to expand the territories in which we sell our test. Distributors may not commit the necessary resources to market and sell our test to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to locate distributors in particular geographic areas, we may not realize long-term international revenue growth. Regulatory requirements, costs of doing business outside of the United States and the reimbursement process in foreign markets may also impact our revenues from international sales or impact our ability to increase international sales in the future.

We may acquire other businesses, form joint ventures or make investments in other companies or technologies that could harm our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expense.

As part of our business strategy, we may pursue acquisitions of in complementary businesses and assets, as well as technology licensing arrangements. We also may pursue strategic alliances that leverage our core technology and industry experience to expand our product offerings or distribution, or make investments in other companies. We have no experience with respect to acquiring other companies and limited experience with respect to the formation of strategic alliances and joint ventures. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any future acquisitions by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. Integration of an acquired company also may require management resources that otherwise would be available for ongoing development of our existing business. We may experience losses related to investments in other companies, which could have a material negative effect on our results of operations. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance, joint venture or investment.

To finance any acquisitions or investments, we may choose to issue shares of our common stock as consideration, which would dilute the ownership of our stockholders. Periods of upheaval in the capital markets and world economy have in the past, and may in the future, cause volatility in the market price of our common stock. If the price of our common stock is low or volatile, we may not be able to acquire other companies for stock. Alternatively, it may be necessary for us to raise additional funds for acquisitions through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all.

Our marketable securities are subject to risks that could adversely affect our overall financial position.

We invest our cash in accordance with an established internal policy in instruments which historically have been highly liquid and carried relatively low risk. However, similar types of investments have in the past and may in the future experience losses in value or liquidity issues which differ from historical patterns. Should a portion of our marketable securities lose value or have their liquidity impaired, it could adversely affect our overall financial position by imperiling our ability to fund our operations and forcing us to seek additional financing sooner than we would otherwise. Such financing, if available, may not be available on commercially attractive terms.

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

We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, commercial operations and research and development activities. Specifically, we may need to raise capital to, among other things:

•	sustain commercialization of our Oncotype DX tests and enhancements to those tests;

•	fund commercialization of any future tests we may develop;

•	increase our selling and marketing efforts to drive market adoption and address competitive developments;

•	further expand our clinical laboratory operations;

•	expand our technologies into other areas of cancer or other diseases;

•	expand our research and development activities;

•	acquire, license or invest in technologies;

•	acquire or invest in complementary businesses or assets; and

•	finance capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

•	the rate of progress in establishing reimbursement arrangements with domestic and international third-party payors;

•	the cost of expanding our commercial and laboratory operations, including our selling and marketing efforts;

•	the rate of progress and cost of research and development activities associated with expansion of our Oncotype DX breast and colon cancer tests;

•	the rate of progress and cost of selling and marketing activities associated with establishing adoption of and reimbursement for our Oncotype DX colon cancer test;

•	the rate of progress and cost of research and development activities associated with products in research and early development focused on cancers other than breast and colon cancer;

•	the cost of acquiring or achieving access to tissue samples and technologies;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the effect of competing technological and market developments;

•	costs related to international expansion;

•	the cost and delays in product development as a result of any changes in regulatory oversight applicable to our products or operations;

•	the impact of changes in Federal, state and international taxation; and

•	the economic and other terms and timing of any collaborations, licensing or other arrangements into which we may enter or acquisitions we may seek to effect.

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

At December 31, 2010, we leased approximately 126,500 square feet of laboratory and office space in Redwood City, California under operating leases that expire between March 2018 and March 2019, with options for us to extend the term of each lease for an additional five years. We also leased approximately 2,500 square feet of office space in Geneva, Switzerland under an operating lease that expires in May 2015. We believe that these facilities are adequate to meet our business requirements for the near term and that additional space, when needed, will be available on commercially reasonable terms.

ITEM 3.	Legal Proceedings.

We were not a party to any material legal proceedings at December 31, 2010, or at the date of this report.

ITEM 4.	(Removed and Reserved).

Executive Officers of the Registrant

The names of our executive officers and their ages as of March 1, 2011, are as follows:

Name	Age	Position

Randal W. Scott, Ph.D.	53	Executive Chairman of the Board
Kimberly J. Popovits	52	President and Chief Executive Officer and Director
G. Bradley Cole	55	Chief Operating Officer; Secretary
Steven Shak, M.D.	60	Chief Medical Officer
Joffre B. Baker, Ph.D.	63	Chief Scientific Officer
Dean L. Schorno	48	Chief Financial Officer

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

G. Bradley Cole has served as our Chief Operating Officer since January 2009, and also served as Chief Financial Officer from July 2004 until January 2011. Prior to that, Mr. Cole served as Executive Vice President, Operations from January 2008 and as Executive Vice President and Chief Financial Officer from July 2004 until January 2009. Mr. Cole has also served as Secretary since February 2005. From December 1997 to May 2004, he served in various roles at Guidant Corporation, a medical device company, most recently serving as Vice President, Finance and Business Development for the Endovascular Solutions Group from January 2001 until May 2004. From July 1994 to December 1997, Mr. Cole was Vice President, Finance and Chief Financial Officer of Endovascular

Technologies, Inc., a medical device company that was acquired by Guidant Corporation. From December 1988 to February 1994, he served as Vice President, Finance and Chief Financial Officer of Applied Biosystems Incorporated, a life sciences systems company. Mr. Cole holds a B.S. in Business from Biola University and an M.B.A. from San Jose State University.

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

Dean L. Schorno has served as our Chief Financial Officer since January 2011, Senior Vice President, Finance from February 2010, Vice President, Finance from August 2008 until February 2010, and as Vice President, Operations from January 2004 until August 2008. From July 2001 through December 2003, he led the Company’s finance group as a Director and then Senior Director. Before joining Genomic Health, from 1991 through 2001, Mr. Schorno headed an accounting and consulting firm, which he founded. From 1985 to 1991, Mr. Schorno worked at an international accounting firm. Mr. Schorno holds a B.S in Business Administration from the University of California, Berkeley and is a Certified Public Accountant.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock, par value $0.0001 per share, is traded on the NASDAQ Global Market under the symbol “GHDX.” The following table sets forth the range of high and low sales prices for our common stock for the periods indicated:

	2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Stock price — high	$20.15	$17.75	$15.45	$23.72
Stock price — low	$16.20	$12.83	$11.94	$13.13

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Stock price — high	$25.16	$27.22	$22.00	$21.73
Stock price — low	$18.63	$16.25	$15.81	$18.29

According to the records of our transfer agent, we had 85 stockholders of record as of February 28, 2011.

Dividends

We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends on our common stock in the foreseeable future. We expect to retain any future earnings to fund the development and growth of our business. Our board of directors will determine future cash dividends, if any. There are currently no contractual restrictions on our ability to pay dividends.

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

Set forth below is a line graph showing the cumulative total stockholder return (change in stock price plus reinvested dividends) assuming the investment of $100 on December 31, 2005 in each of our common stock, the NASDAQ Market Index and the NASDAQ Biotechnology Index for the period commencing on December 31, 2005 and ending on December 31, 2010. The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG GENOMIC HEALTH INC.,
NASDAQ MARKET INDEX AND NASDAQ BIOTECHNOLOGY INDEX

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2005	2006	2007	2008	2009	2010
Genomic Health, Inc.	$100.00	$204.17	$248.52	$213.83	$214.71	$234.80
NASDAQ Market Index	$100.00	$111.74	$124.67	$73.77	$107.12	$125.93
NASDAQ Biotechnology Index	$100.00	$99.71	$103.09	$96.34	$106.49	$114.80

ITEM 6.	Selected Financial Data.

The following selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. The selected consolidated balance sheets data at December 31, 2010 and 2009 and the selected consolidated statements of operations data for each year ended December 31, 2010, 2009 and 2008 have been derived from our audited consolidated financial statements that are included elsewhere in this report. The selected consolidated balance sheets data at December 31, 2008, 2007 and 2006 and the selected consolidated statements of operations data for each year ended December 31, 2007 and 2006 have been derived from our audited consolidated financial statements not included in this report. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Revenues:
Product revenues	$174,870	$146,581	$108,658	$62,745	$27,006
Contract revenues	3,231	2,967	1,921	1,282	2,168

Total revenues	178,101	149,548	110,579	64,027	29,174
Operating expenses(1):
Cost of product revenues	34,634	32,562	27,185	17,331	9,908
Research and development	33,225	35,691	28,624	22,053	12,841
Selling and marketing	71,405	61,132	46,668	36,456	24,625
General and administrative	34,913	29,564	25,617	17,849	12,765

Total operating expenses	174,177	158,949	128,094	93,689	60,139

Income (loss) from operations	3,924	(9,401)	(17,515)	(29,662)	(30,965)
Interest and other income, net	228	550	1,365	2,370	2,045

Income (loss) before income taxes	4,152	(8,851)	(16,150)	(27,292)	(28,920)
Income tax expense (benefit)	(136)	560	(61)	—	—

Net income (loss)	$4,288	$(9,411)	$(16,089)	$(27,292)	$(28,920)

Basic net income (loss) per share	$0.15	$(0.33)	$(0.57)	$(1.02)	$(1.18)

Diluted net income (loss) per share	$0.14	$(0.33)	$(0.57)	$(1.02)	$(1.18)

Weighted-average shares used in computing basic net income (loss) per share	28,815	28,563	28,298	26,760	24,509

Weighted-average shares used in computing diluted net income (loss) per share	29,653	28,563	28,298	26,760	24,509

(1)	Includes non-cash charges for employee stock-based compensation expense as follows:

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Cost of product revenues	$342	$364	$491	$375	$167
Research and development	2,881	3,098	2,913	1,882	821
Selling and marketing	3,086	3,171	2,622	1,876	779
General and administrative	4,035	3,522	3,112	2,152	1,137

Total	$10,344	$10,155	$9,138	$6,285	$2,904

	At December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$76,818	$57,448	$56,670	$68,360	$44,215
Working capital	76,097	55,541	52,693	63,948	37,516
Total assets	110,861	88,107	86,689	87,929	58,024
Notes payable	—	225	2,039	4,726	7,273
Accumulated deficit	(173,607)	(177,895)	(168,484)	(152,395)	(125,103)
Total stockholders’ equity	86,110	68,509	66,175	71,166	41,829

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included in Item 8 of this report. Historical results are not necessarily indicative of future results.

Business Overview

We are a molecular diagnostic company focused on the development and global commercialization of genomic-based clinical laboratory services that analyze the underlying biology of cancer, allowing physicians and patients to make individualized treatment decisions. In January 2004, we launched our first Oncotype DX test, which is used to predict the likelihood of cancer recurrence and the likelihood of chemotherapy benefit in early stage breast cancer patients. Effective June 1, 2010, the list price of our Oncotype DX breast cancer test increased from $3,975 to $4,075. In January 2010, we launched our second Oncotype DX test, which is used to predict the likelihood of cancer recurrence in stage II colon cancer patients. The list price for our Oncotype DX colon cancer test is $3,200. Substantially all of our historical revenues have been derived from the sale of Oncotype DX breast cancer tests ordered by physicians in the United States.

For the year ended December 31, 2010, more than 57,270 Oncotype DX test reports were delivered for use in treatment planning, compared to more than 49,030 and 39,640 test reports delivered for the years ended December 31, 2009 and 2008, respectively. All of our tests are conducted at our clinical reference laboratory in Redwood City, California. Our clinical reference laboratory processing capacity is currently approximately 18,000 tests per calendar quarter. As test processing for our Oncotype DX breast and colon cancer tests is essentially the same, except that the tests use different RNA extraction methods and analyze different genes, we believe that we currently have sufficient capacity to process both of our tests.

We depend upon third-party payors to provide reimbursement for our tests. Accordingly, we have and expect to continue to focus substantial resources on obtaining reimbursement coverage from third-party payors.

We have also continued to expand our business, both in the United States and internationally. We plan to continue to use essentially the same business model internationally as we use in the United States, however, there are significant differences between countries that need to be considered. For example, different countries may have a public healthcare system, a combination of public and private healthcare system or a cash-based payment system. Our initial commercialization efforts in markets outside of the United States have focused on offering products on a patient self-pay basis and, over time, seeking coverage from public health systems and private insurance on a country by country basis. We have sales representatives in certain countries outside of the United States. We may decide to work directly on our own in certain countries while continuing to utilize distributors in other countries. We established a European subsidiary in February 2009 and have lead executives with assignments in the Americas, Europe and Asia to support our international efforts.

We expect that international sales of our Oncotype DX tests will be heavily dependent on the availability of reimbursement. In many countries, governments are primarily responsible for reimbursing diagnostic tests. Governments often have significant discretion in determining whether a test will be reimbursed at all, and if so, how much will be paid. We expect that it will take several years to establish broad coverage and reimbursement for our tests in countries outside of the United States, and we do not expect international product revenues to comprise more than 10% of our total revenues until the second half of 2011.

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

Most national and regional third-party payors in the United States, along with the local Medicare carrier for California with jurisdiction for claims submitted by us for Medicare patients, have issued positive coverage determinations for our Oncotype DX breast cancer test for patients with node negative, or N-, estrogen receptor positive, or ER+, disease through contracts, agreements or policy decisions. In June 2009, the local carrier with jurisdiction for claims submitted by us for Medicare patients extended its coverage for our breast cancer test to include ER+ patients with node positive, or N+, disease (up to three positive lymph nodes). Additionally, some payors provide policy coverage for the use of our test in ER+ patients with N+ disease, including lymph node micro-metastasis (greater than 0.2 mm, but not greater than 2.0 mm in size). However, we may not be able to obtain reimbursement coverage from other payors for our test for breast cancer patients with N+, ER+ disease.

As of December 31, 2010, we had exclusive distribution agreements for our Oncotype DX breast cancer test with distributors in 13 countries outside of the United States, and have established reimbursement arrangements for this test with several public and private payors and hospitals. We have obtained coverage for our test in Canada, Ireland, Germany, Greece, Israel and the United Kingdom and have completed or initiated multiple international studies intended to support the adoption of our breast cancer test outside of the United States. In October 2010, we announced positive results from our first European clinical decision impact study demonstrating that knowledge of the Oncotype DX breast cancer Recurrence Score result changed oncologist’s treatment decisions in over 30% of patients, which is consistent with U.S. decision impact studies. In November 2010, Breast Cancer Research Treatment published positive results from a Japanese economic evaluation study demonstrating that the inclusion of Oncotype DX in Japan’s social health insurance benefit package would be cost effective. In December 2010, we presented positive preliminary results from a large adjuvant breast cancer trial with clinical researchers in Germany using the Oncotype DX breast cancer test to select patients for study randomization and treatment.

Oncotype DX Colon Cancer Test

We expect to continue to focus substantial resources on pursuing global adoption of and reimbursement for our Oncotype DX colon cancer test, which we launched in January 2010. We believe the key factors that will drive adoption of this test include publication of peer-reviewed articles on the QUASAR clinical validation study and other studies we sponsored, conducted or collaborated on that support the use of and reimbursement for the test, clinical presentations at major symposia and our ongoing commercial efforts. We are working with public and private payors and health plans to secure coverage for our colon cancer test based upon clinical evidence showing the utility of the test. We may need to hire additional commercial, scientific, technical and other personnel to support this process.

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

During the second quarter of 2010, we completed sample processing for our second stage II colon cancer recurrence study and plan to report results in 2011. We also initiated the first treatment decision impact study of our colon cancer test and are currently enrolling patients. We are planning additional studies to support the clinical utility and assess the treatment impact and health economic benefit of our colon cancer test.

Product Pipeline

We are investigating the utility of Oncotype DX in patients with ductal carcinoma in situ, or DCIS, breast cancer, which generally refers to a pre-invasive tumor with reduced risk of recurrence. In early 2010, we presented positive results from a DCIS breast cancer feasibility study demonstrating that ribonucleic acid, or RNA, extraction and reverse transcription polymerase chain reaction, or RT-PCR, technology can be successfully performed to assess gene expression profiles from fixed paraffin-embedded, or FPE, tissues. We plan to evaluate the use of the Oncotype DX 21-gene breast cancer panel and also seek to identify other genes that may be used for treatment planning in DCIS. We are conducting a DCIS clinical validation study and plan to report results in the first half of 2011.

In June 2010, we presented positive results from an evaluation of biological similarities and differences between stage II and stage III colon cancer suggesting the Oncotype DX colon cancer Recurrence Score result may also predict recurrence risk in stage III colon cancer. We plan to continue conducting early development tests to evaluate our Oncotype DX colon cancer test for treatment planning in stage III disease, and we are also conducting studies to investigate our colon cancer test’s ability to predict chemotherapy benefit in stage II and stage III colon cancer patients treated with oxaliplatin.

In December 2010, we presented positive first results from our prostate gene identification study. The study, which applied the same RT-PCR technology used in our Oncotype DX breast and colon cancer tests, identified 295 genes strongly associated with clinical recurrence of prostate cancer following radical prostatectomy. Based on these results, we announced that we are moving forward with full clinical development for a prostate cancer test and plan to conduct multiple additional studies. We expect to report full gene identification results in 2011.

In June 2010, we presented results from our first renal gene identification study under our collaboration agreement with Pfizer Inc. for the development of a genomic test to estimate the risk of recurrence following surgery for patients with stage I-III renal carcinoma, clear cell type, that has not spread to other parts of the body. The study results demonstrated a strong correlation between gene expression and recurrence risk in this patient population. We plan to initiate a renal cancer clinical validation study in 2011.

Technology

We are developing high-throughput, “next generation” sequencing, or NGS, to be our primary technology for future gene discovery. NGS technologies parallelize the sequencing process, producing thousands or millions of sequences at once. These technologies are intended to provide DNA sequence information at lower cost than standard methods. We have created proprietary methods for NGS of FPE tissue nucleic acids, created bioinformatics programs and infrastructure for data storage and analysis, and plan to rely on NGS as the basic source of new biomarkers in the future.

Economic Environment

Continuing concerns over prolonged high unemployment levels across the United States, the availability and cost of credit, the U.S. mortgage market, the U.S. real estate market, Federal budget proposals, inflation, deflation, taxation issues, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the U.S. economy. These factors, combined with declines in business and consumer confidence and a volatile stock market, have precipitated an economic slowdown and expectations of slower global economic growth going forward. We periodically evaluate the impact of this environment on our cash management, cash collection activities and volume of tests delivered.

As of the date of this report, we have not experienced a loss of principal on any of our investments, and we expect that we will continue to be able to access or liquidate these investments as needed to support our business activities. From time to time, we monitor the financial position of our significant third-party payors, which include Medicare and managed care companies. As of the date of this report, we do not expect the current economic environment to have a material negative impact on our ability to collect payments from third-party payors in the foreseeable future. The economic environment continued to have a negative impact on growth in tests delivered during the year ended December 31, 2010, particularly in areas of the United States with high unemployment levels where patients have lost healthcare coverage, delayed medical checkups or are unable to pay for our tests. We intend to continue to assess the impact of the economic environment on our business activities. If the economic environment does not improve or deteriorates, the volume of tests delivered could continue to be negatively impacted and we could, in turn, experience lower revenues.

U.S. Healthcare Legislation

The recently enacted Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or, collectively, the PPACA, makes changes that are expected to significantly impact the pharmaceutical and medical device industries and clinical laboratories. The PPACA contains a number of provisions designed to generate the revenues necessary to fund expanded health insurance coverage, including new fees or taxes on certain health-related industries, including medical device manufacturers. Beginning in 2013, each medical device manufacturer will have to pay sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices. Though there are some exceptions to the tax, because the FDA maintains that clinical laboratory tests that are developed and validated by a laboratory for its own use, or LDTs, such as our Oncotype DX breast and colon cancer tests, are medical devices, it may apply to some or all of our current products and products in development. The PPACA also mandates a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule, in addition to a productivity adjustment to the Clinical Laboratory Fee Schedule. In addition, the PPACA establishes a board that is charged with reducing the per capita rate of growth in Medicare spending. These reductions in payments may apply to some or all of our clinical laboratory tests delivered to Medicare beneficiaries.

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

As of December 31, 2010, we had distributor agreements in 13 countries outside of the United States The distributor provides us with certain marketing and administrative services within its territory. As a condition of these agreements, the distributor pays us an agreed upon fee per test and we process the tests. The same revenue recognition criteria described above generally apply to tests received through international distributors. Product revenues for tests performed are recognized on an accrual basis when the following revenue recognition criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. To the extent all criteria set forth above are not met when test results are delivered, product revenues are generally recognized when cash is received from the distributor.

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

As of December 31, 2010, amounts outstanding for tests delivered, net of write-downs and adjustments, which were not recognized as revenue upon delivery because our accrual revenue recognition criteria were not met and which had not been collected, totaled approximately $33 million. We cannot provide any assurance as to when, if ever, and to what extent these amounts will be collected.

From time to time, we receive requests for refunds of payments, generally due to overpayments made by third-party payors. Upon becoming aware of a refund request, we establish an accrued liability for tests covered by the refund request until such time as we determine whether or not a refund is due. If we determine that a refund is due, we credit cash and reduce the accrued liability. Accrued refunds were $659,000 and $757,000 at December 31, 2010 and 2009, respectively.

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

Accounts Receivable

We accrue an allowance for doubtful accounts against our accounts receivable based on estimates consistent with historical payment experience. Our allowance for doubtful accounts is evaluated quarterly and adjusted when trends or significant events indicate that a change in estimate is appropriate. Historically, the amounts of uncollectible accounts receivable that have been written off have been consistent with management’s expectations. We cannot assure you that we will not experience higher than expected write-offs in the future. As of December 31, 2010 and 2009, our allowance for doubtful accounts was $680,000 and $545,000, respectively. See “Liquidity and Capital Resources” for additional information, including a summary of accounts receivable aging by payor mix.

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

We review our valuation assumptions on an ongoing basis, and, as a result, our assumptions used to value employee stock-based awards granted in future periods may change. See Note 9, “Stock-Based Compensation,” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for more information.

Deferred Tax Assets

We are required to reduce our deferred tax assets by a valuation allowance if it is more likely than not that some or all of our deferred tax assets will not be realized. We must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of our valuation allowance, if any, we assess the likelihood that we will be able to recover our deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses, we determined that, based on all available evidence, there was substantial uncertainty as to our ability to realize recorded net deferred taxes in future periods. Accordingly, we recorded a valuation allowance against all of our net deferred tax assets for the years ended December 31, 2010 and 2009, respectively.

Results of Operations

Comparison of Years Ended December 31, 2010, 2009 and 2008

We recorded net income of $4.3 million for the year ended December 31, 2010, compared to a net loss for the years ended December 31, 2009 and 2008 of $9.4 million and $16.1 million, respectively. On a basic per share basis, net income was $0.15 for the year ended December 31, 2010 and net loss was $0.33 and $0.57 for the years ended December 31, 2009 and 2008, respectively. On a diluted per share basis, net income was $0.14 for the year ended December 31, 2010 and net loss was $0.33 and $0.57 for the years ended December 31, 2009 and 2008, respectively. We may incur net losses in future periods due to future spending and fluctuations in our business, and we may not maintain profit levels in the future.

Revenues

We derive our revenues primarily from product sales and, to a lesser extent, from contract research arrangements. We operate in one industry segment. As of December 31, 2010, substantially all of our product revenues have been derived from the sale of our Oncotype DX breast cancer test. Payors are billed upon generation and delivery of a Recurrence Score report to the physician. Product revenues are recorded on a cash basis unless a contract or arrangement to pay is in place with the payor at the time of billing and collectibility is reasonably assured. Contract revenues are derived from studies conducted with biopharmaceutical and pharmaceutical companies and are recorded as contractual obligations are completed.

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Product revenues	$174,870	$146,581	$108,658
Contract revenues	3,231	2,967	1,921

Total revenues	$178,101	$149,548	$110,579

Year over year dollar increase in product revenues	$28,289	$37,923
Year over year percentage increase in product revenues	19%	35%

The year over year increases in product revenues resulted from increased adoption, as evidenced by a 17% increase in test volume for the year ended December 31, 2010 and a 24% increase in test volume for the year ended December 31, 2009. We also experienced expanded reimbursement coverage and an increase in revenues recorded on an accrual basis. Approximately $97.7 million, or 56%, of product revenues for the year ended December 31, 2010, were recorded on an accrual basis and recognized at the time the test results were delivered, compared to $75.3 million, or 51%, and $55.1 million, or 51%, of product revenues for the years ended December 31, 2009 and 2008, respectively. For all periods, the balance of product revenues was recognized upon cash collection as payments were received.

Product revenues related to Medicare patients for the year ended December 31, 2010 were $36.3 million, or 21%, of product revenues, compared to $28.8 million, or 20%, and $23.7 million, or 22%, of product revenues for the years ended December 31, 2009 and 2008, respectively. There were no other third-party payors comprising product revenues of 10% or more for those years. International product revenues were $10.1 million, or 6% of product revenues, for the year ended December 31, 2010, compared to $6.1 million, or 4% of product revenues, and $3.7 million, or 3% of product revenues, for the years ended December 31, 2009 and 2008, respectively.

Product revenues for the year ended December 31, 2009 were affected by delayed receipt of approximately $2.5 million in payments from two third-party payors. The delays resulted from interruptions in payments due to contract and documentation requirements, which were resolved and recorded in the first half of 2010. The timing of recognition of revenue related to these and other third-party payments may cause fluctuations in product revenues from period to period.

Contract revenues were $3.2 million, $3.0 million and $1.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. Contract revenues represented studies assessing our gene expression technology or collaborative work in gene selection and protocol design with our pharmaceutical partners. The increase in contract revenues for 2010 compared to 2009 was due primarily to the recognition of deferred revenue from a previously completed contract. The increase in contract revenues for 2009 compared to 2008 was due entirely to ongoing activities related to our collaboration with Pfizer Inc. We expect that our contract revenues will continue to fluctuate based on the number and timing of studies being conducted.

Cost of Product Revenues

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Tissue sample processing costs	$23,802	$22,103	$18,893
Employee stock-based compensation	342	364	491

Total tissue sample processing costs	24,144	22,467	19,384
License fees	10,490	10,095	7,801

Total cost of product revenues	$34,634	$32,562	$27,185

Year over year dollar increase	$2,072	$5,377
Year over year percentage increase	6%	20%

Cost of product revenues represents the cost of materials, direct labor, equipment and infrastructure expenses associated with processing tissue samples (including histopathology, anatomical pathology, paraffin extraction, RT-PCR, quality control analyses and shipping charges to transport tissue samples) and license fees. Infrastructure expenses include allocated facility occupancy and information technology costs. Costs associated with performing our test are recorded as tests are processed. Costs recorded for tissue sample processing represent the cost of all the tests processed during the period regardless of whether revenue was recognized with respect to that test. Royalties for licensed technology calculated as a percentage of product revenues and fixed annual payments relating to the launch and commercialization of Oncotype DX tests are recorded as license fees in cost of product revenues at the time product revenues are recognized or in accordance with other contractual obligations. While license fees are generally calculated as a percentage of product revenues, the percentage increase in license fees does not correlate exactly to the percentage increase in product revenues because certain agreements contain provisions for fixed annual payments and other agreements have tiered rates and payments that may be capped at annual minimum or maximum amounts. License fees represent a significant component of our cost of product revenues and are expected to remain so for the foreseeable future.

Tissue sample processing costs increased $1.7 million, or 8%, in 2010 compared to 2009, and $3.2 million, or 17%, in 2009 compared to 2008, driven by increases in test volume of 17% and 24% in 2010 and 2009, respectively, which were partially offset by cost controls and efficiency gains. License fees increased $395,000, or 4%, in 2010 compared to 2009 and $2.3 million, or 29%, in 2009 compared to 2008. License fees for the year ended December 31, 2010 included a decrease of approximately $1.7 million related to the discontinuance of certain license fees, representing 1% of product revenues, resulting from the abandonment of a patent by the licensor. These decreases were offset by increases in license fees (related to other licenses) of $1.8 million, due to primarily to increased product revenues, and $350,000 of expense related to fixed annual payments to one of our collaborators triggered by the January 2010 launch of our Oncotype DX colon cancer test. We expect the cost of product revenues to increase in future periods to the extent we process more tests.

Research and Development Expenses

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Personnel-related expenses	$16,650	$18,413	$16,534
Employee stock-based compensation	2,881	3,098	2,913
Collaboration expenses	2,244	2,192	1,433
Reagents and laboratory supplies	2,068	2,976	1,972
Infrastructure and all other costs	9,382	9,012	5,772

Total research and development expenses	$33,225	$35,691	$28,624

Year over year dollar increase (decrease)	$(2,466)	$7,067
Year over year percentage increase (decrease)	(7)%	25%

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

The $2.5 million, or 7%, decrease in research and development expenses for 2010 compared to 2009 included a $1.8 million decrease in personnel-related expenses and a $908,000 decrease in reagents and laboratory supplies expense due primarily to cost controls, efficiency gains, project timing and reagents and supplies use for ongoing research and development activities, and the movement of our Oncotype DX colon cancer test from development and commercialization in 2009 to product launch in 2010. These decreases were partially offset by a $370,000 increase in infrastructure and other expenses, including allocated information technology salaries and benefits and other costs for projects related to NGS. Of the $1.8 million decrease in personnel-related expenses, $1.0 million was attributable to decreases in salaries, benefits and related expenses, $431,000 was related to lower bonus payments and $298,000 was attributable to decreased contract labor and consulting expenses. The decreases in salaries and bonus payments were primarily due to lower headcount, as open positions resulting from attrition had not been filled in 2010.

The $7.1 million, or 25%, increase in research and development expenses for 2009 compared to 2008 included a $2.5 million increase in allocated information technology salaries and benefits and other costs related to the development of our colon cancer test, a $1.9 million increase in personnel-related expenses, a $1.0 million increase in reagents and laboratory supplies, a $759,000 increase in collaborations expense due primarily to gene discovery work and a $740,000 increase in infrastructure and other costs. The $1.9 million increase in personnel-related expenses included $1.6 million in salary increases and $266,000 in higher benefits and other expenses. The increases in reagents, laboratory supplies and collaboration expenses were primarily due to early development studies for renal, prostate, and small-cell lung cancer programs. We expect our research and development expenses due to increased investment in new our product pipeline for breast, colon, renal, prostate and other cancers.

Selling and Marketing Expenses

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Personnel-related expenses	$35,288	$29,589	$21,208
Employee stock-based compensation	3,086	3,171	2,622
Promotional and marketing materials	13,665	12,402	10,961
Travel, meetings and seminars	8,253	7,468	6,086
Infrastructure and all other costs	11,113	8,502	5,791

Total selling and marketing expenses	$71,405	$61,132	$46,668

Year over year dollar increase	$10,273	$14,464
Year over year percentage increase	17%	31%

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

The $10.3 million, or 17%, increase in selling and marketing expenses for 2010 compared to 2009 was primarily due to a $5.7 million increase in personnel-related expenses, a $2.6 million increase in infrastructure and other expenses, including allocations for information technology, recruiting and other expenses, a $1.3 million increase in promotional field expenses and marketing materials and a $785,000 increase in travel, meetings and seminars expenses. These increases included costs related to the addition of eight U.S. sales representatives in January 2010 and to our continued international expansion efforts. Of the $5.7 million increase in personnel-related expenses, $2.8 million was attributable to increases in salaries, benefits and related expenses, $1.7 million was attributable to higher consulting expenses to support our international expansion and colon cancer product launch and $1.2 million was attributable to higher commissions and bonus payments.

The $14.5 million, or 31%, increase in selling and marketing expenses for 2009 compared to 2008 was primarily due to an $8.4 million increase in personnel-related expenses, a $2.7 million increase in infrastructure and other expenses, a $1.5 million increase in promotional field expenses and marketing materials, a $1.4 million increase in travel-related expenses, and a $549,000 increase in stock-based compensation. These increases included costs related to the addition of 20 U.S. sales representatives in January 2009 and to our international expansion activities. Of the $8.4 million increase in personnel-related expenses, $6.3 million was attributable to increases in salaries, benefits and related expenses, $1.0 million was attributable to higher consulting expenses to support our international expansion and colon product launch, $866,000 was attributable to higher commissions and bonus payments, and $213,000 was attributable to increases in recruiting and relocation expenses.

We expect selling and marketing expenses will continue to increase in future periods due to our efforts to establish adoption of and reimbursement for our Oncotype DX colon cancer test, continued investment in our global commercial infrastructure and increases in our sales force.

General and Administrative Expenses

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Personnel-related expenses	$13,591	$10,001	$9,184
Employee stock-based compensation	4,035	3,522	3,112
Billing and collection fees	6,524	5,611	3,922
Bad debt expense	2,231	1,438	1,278
Professional fees and all other costs	8,532	8,992	8,121

Total general and administrative expenses	$34,913	$29,564	$25,617

Year over year dollar increase	$5,349	$3,947
Year over year percentage increase	18%	15%

Our general and administrative expenses consist primarily of personnel-related expenses, billing and collection fees, bad debt expense and professional fees and other costs, including intellectual property defense and prosecution costs, and other professional and administrative costs and related infrastructure expenses, including allocated facility occupancy and information technology costs.

The $5.3 million, or 18%, increase in general and administrative expenses for 2010 compared to 2009 included a $3.6 million increase in personnel-related expenses, including the addition of in-house legal staff in 2010 and in the second half of 2009, salary increases and benefits expenses, a $913,000 increase in billing and collection fees related to increased test volume and cash collections, a $793,000 increase in bad debt expense and a $513,000 increase in stock-based compensation, partially offset by a $326,000 decrease in professional fees, including legal expenses.

The $3.9 million, or 15%, increase in general and administrative expenses for 2009 compared to 2008 included a $1.7 million increase in billing and collection fees related to increases in the number of tests processed and cash collections, an $817,000 increase in personnel-related expenses, including the addition of in-house legal staff in the second half of 2009, salary increases and benefits expenses, a $547,000 increase in professional fees, due primarily to legal fees for regulatory and international matters, a $410,000 increase in stock-based compensation, a $213,000 increase in infrastructure expenses, a $176,000 increase in travel-related expenses and a $161,000 increase in bad debt expense.

We expect general and administrative expenses to increase in future periods as we hire additional staff and incur other expenses to support the growth of our business, and to the extent we spend more on both billing and collections fees and bad debt expense. We expect billing and collections fees and bad debt expense in total will continue to be approximately 5% of product revenues for at least the next year or more.

Interest and Other Income

Interest and other income was $277,000 for the year ended December 31, 2010 compared to $670,000 and $1.8 million for the years ended December 31, 2009 and 2008, respectively. The decreases in interest and other income for 2010 and 2009 compared to the prior year comparative periods reflected lower market yields on our investment portfolio. We expect our interest income will remain nominal if the current low interest rate environment continues.

Interest and Other Expense

Interest and other expense was $49,000 for the year ended December 31, 2010 compared to $120,000 and $386,000 for the years ended December 31, 2009 and 2008, respectively. The decreases in interest and other expense for 2010 and 2009 compared to prior year comparative periods were primarily due to lower average balances on our equipment financing notes as we paid them down. These notes were paid in full as of November 2010. We do not anticipate using additional equipment financing as a funding source in the next twelve months.

Income Tax Expense (Benefit)

For the year ended December 31, 2010, we recorded an income tax benefit of $136,000, which was principally comprised of a benefit for the reversal of 2009 alternative minimum income tax, partially offset by other state income taxes and foreign taxes. For the year ended December 31, 2009, we recorded income tax expense of approximately $560,000, which was principally comprised of California state income tax, federal alternative minimum tax and foreign income taxes. For the year ended December 31, 2008, we recorded income tax benefit of approximately $61,000, which was comprised of minimum state income taxes excluding the impact of an estimated refundable credit receivable.

As a result of historical losses since inception and based on all available evidence, we continue to believe that there is substantial uncertainty as to whether we will recover recorded net deferred taxes in future periods. Accordingly, we continue to maintain a full valuation allowance on our net deferred tax assets for the years ended December 31, 2010 and 2009, respectively. We intend to maintain a full valuation allowance on our deferred tax assets until sufficient evidence exists to support the reversal of all or some portion of these allowances.

Liquidity and Capital Resources

As of December 31, 2010, we had an accumulated deficit of $173.6 million. We may incur net losses in the future, and we cannot provide assurance as to when, if ever, we will achieve sustained profitability. We expect that our research and development, selling and marketing and general and administrative expenses will increase in future periods and, as a result, we will need to continue to generate significant product revenues to achieve sustained profitability.

Sources of Liquidity

At December 31, 2010, we had cash, cash equivalents and short-term investments of $76.8 million compared to $57.4 million at December 31, 2009. The $19.4 million increase was attributable to increased cash collections from sales of our tests, payments from collaborators and cash received from the exercise of employee stock options, which were partially offset by investments in the growth of our business, including research and development, international expansion and activities related to our colon cancer product launch in January 2010. In accordance with our investment policy, available cash is invested in short-term, low-risk, investment-grade debt instruments. Our cash and short-term investments are held in a variety of interest-bearing instruments including money market accounts, U.S. Treasury securities, debt obligations of U.S. government-sponsored entities, and high-grade commercial paper and corporate bonds.

Historically we have financed our operations primarily through sales of our equity securities and cash received in payment for our tests. Purchases of equipment and leasehold improvements have been partially financed through capital equipment financing arrangements. Our notes payable under these arrangements were paid in full as of November 2010.

Accounts Receivable

At December 31, 2010 and 2009, $14.3 million, or 13%, and $11.1 million, or 13%, respectively, of our total assets consisted of accounts receivable. The $3.2 million year over year increase in accounts receivable was attributable to additional payors moving from cash basis to accrual basis during 2010. Days sales outstanding, or DSOs, is a measure of the average number of days it takes for us to collect our accounts receivable, calculated from the date that tests are billed. At December 31, 2010 and 2009, our average DSOs were 52 days and 48 days, respectively. The timing of our billing and cash collections causes fluctuations in our monthly DSOs and accounts receivable.

The following tables summarize accounts receivable by payor mix at December 31, 2010 and 2009:

	December 31, 2010
		% of		31-60	61-90	91-120	121 to 180	Over 180
	Total	Total	Current	Days	Days	Days	Days	Days
	(In thousands)

Managed care and other	$9,725	65%	$5,367	$1,598	$706	$525	$579	$950
Medicare	5,261	35	4,070	666	73	110	103	239

Total	14,986	100%	$9,437	$2,264	$779	$635	$682	$1,189

Allowance for doubtful accounts	(680)

Net accounts receivable	$14,306

	December 31, 2009
		% of		31-60	61-90	91-120	121 to 180	Over 180
	Total	Total	Current	Days	Days	Days	Days	Days
	(In thousands)

Managed care and other	$6,591	56%	$3,391	$1,164	$563	$386	$410	$677
Medicare	5,077	44	1,459	2,018	885	218	193	304

Total	11,668	100%	$4,850	$3,182	$1,448	$604	$603	$981

Allowance for doubtful accounts	(545)

Net accounts receivable	$11,123

Cash Flows

	2010	2009	2008
	(In thousands)

As of December 31:
Cash, cash equivalents and short-term investments	$76,818	$57,448	$56,670
Working capital	76,097	55,541	52,693
For the year ended December 31:
Cash provided by (used in):
Operating activities	21,583	4,826	(818)
Investing activities	(2,240)	(6,837)	(26,167)
Financing activities	2,758	(78)	(1,008)
Capital expenditures (included in investing activities above)	(4,442)	(3,744)	(10,057)

Net cash provided by operating activities for the year ended December 31, 2010 was $21.6 million, compared to net cash provided by operating activities of $4.8 million and net cash used in operating activities of $818,000 for the years ended December 31, 2009 and 2008, respectively. Net cash provided by (used in) operating activities includes net income (loss) adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities of $21.6 million for the year ended December 31, 2010 reflected net income of $4.2 million, adjusted for $17.5 million of depreciation and stock-based compensation expense, a $2.7 million increase in accounts payable and a $1.2 million increase in accrued compensation expense, partially offset by a $3.2 million increase in accounts receivable and a $2.4 million increase in prepaid expenses and other assets. Net cash provided by operating activities of $4.8 million for the year ended December 31, 2009 reflected a net loss of $9.4 million, adjusted for $16.7 million of depreciation and stock-based compensation expense, and a $2.0 million increase in accrued compensation expense, partially offset by a $3.4 million increase in accounts receivable, prepaid assets and other assets and a $1.6 million decrease in deferred revenues. Net cash used in operating activities of $818,000 for the year ended December 31, 2008 reflected a net loss of $16.1 million, adjusted for $14.1 million of depreciation and stock-based compensation expense, and a $5.4 million increase in accounts receivable, prepaid assets and other assets, partially offset by a $3.2 million increase in accrued expenses and other liabilities, a

$2.8 million increase in deferred revenue, which included $3.7 million in advance collaboration contract payments, and a $485,000 increase in accrued compensation expense.

Net cash used in investing activities was $2.2 million for the year ended December 31, 2010, compared to net cash used in investing activities of $6.8 million and $26.2 million for the years ended December 31, 2009 and 2008, respectively. Our investing activities have consisted predominantly of purchases and maturities of marketable securities and capital expenditures. Net cash used in investing activities of $2.2 million for the year ended December 31, 2010 included $4.4 million of capital expenditures and a $500,000 investment in non-marketable equity securities, partially offset by $2.7 million in net maturities of marketable securities. Net cash used in investing activities of $6.8 million for the year ended December 31, 2009 included $3.1 million in net purchases of marketable securities and $3.7 million of capital expenditures. Net cash used in investing activities of $26.2 million for the year ended December 31, 2008 included $16.1 million in net purchases of marketable securities as we invested a portion of the cash proceeds from our May 2007 public offering of common stock and $10.1 million of capital expenditures for facility expansion and improvements.

Net cash provided by financing activities was $2.8 million for the year ended December 31, 2010, compared to net cash used in financing activities of $78,000 and $1.0 million for the years ended December 31, 2009 and 2008, respectively. Our financing activities included sales of our equity securities and capital equipment financing arrangements. Net cash provided by financing activities of $2.8 million for the year ended December 31, 2010 included $3.0 million in proceeds from issuance of common stock, partially offset by $225,000 in payments on our equipment financing notes payable, which were paid in full in November 2010. Net cash used in financing activities of $78,000 for the year ended December 31, 2009 included $1.8 million in payments on our notes payable, partially offset by $1.7 million in proceeds from issuance of common stock. Net cash used in financing activities of $1.0 million for the year ended December 31, 2008 included $2.7 million in payments on our notes payable, partially offset by $1.7 million in proceeds from issuance of common stock.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2010 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Non-cancelable operating lease obligations	$21,208	$2,443	$5,707	$6,028	$7,030

Our non-cancelable operating lease obligations are for laboratory and office space. In September 2005, we entered into a non-cancelable lease for 48,000 square feet of laboratory and office space in Redwood City, California. In November 2010, we exercised an option to extend the term of this lease to March 2019. In January 2007, we entered into a non-cancelable lease for 48,000 square feet of additional laboratory and office space in a nearby location. In November 2010, we exercised an option to extend the term of this lease to March 2018. In October 2009, we entered into a non-cancelable lease an additional 30,500 square feet of office space in a nearby location. This lease expires in March 2018. In May 2010, we entered into a non-cancelable lease for 2,500 square feet of property in Geneva, Switzerland. This lease expires in May 2015.

We are required to make a series of fixed annual payments under one of our collaboration agreements beginning on the date that we commercially launched our Oncotype DX breast cancer test. We made payments under this agreement of $475,000 in each of the years 2007, 2008, 2009 and 2010. A final annual payment of $475,000 was made under this agreement in January 2011. We are also required to make a series of fixed annual payments under a separate collaboration agreement beginning with the January 2010 launch of our Oncotype DX colon cancer test. We made a payment of $150,000 in 2010. As of December 31, 2010, future annual payments under this agreement totaled $1.9 million, of which $200,000 is due in 2011, $300,000 is due in 2012 and $450,000 is due in each of the years 2013, 2014 and 2015. However, because both of these agreements may be terminated by either party upon 30 days’ prior written notice, these payments are not included in the table above.

We have also committed to make potential future payments to third parties as part of our collaboration agreements. Payments under these agreements generally become due and payable only upon achievement of specific project milestones. Because the achievement of these milestones is generally neither probable nor reasonably estimable, such commitments have not been included in the table above.

Off-Balance Sheet Activities

As of December 31, 2010, we had no material off-balance sheet arrangements.

Operating Capital and Capital Expenditure Requirements

We achieved positive operating cash flow for the years ended December 31, 2010 and 2009. We currently anticipate that our cash, cash equivalents and short-term investments, together with payments for our Oncotype DX tests, will be sufficient to fund our operations and facilities expansion plans for at least the next 12 months, including the expansion of our research and development programs, establishment of adoption of and reimbursement for our Oncotype DX colon cancer test, and our international expansion efforts. We expect to spend approximately $8.0 million over the next 12 months for planned laboratory equipment, information technology expansion and facilities expansion. We may also use cash to acquire or invest in complementary businesses, technologies, services or products. We expect that our cash, cash equivalents and short term investments will be also be used to fund working capital and for other general corporate purposes, such as licensing technology rights, distribution arrangements for our tests outside of the United States or expanding our direct sales capabilities outside of the U.S.

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

We cannot be certain that our international expansion plans, efforts to establish adoption of and reimbursement for our Oncotype DX colon cancer test or the development of future products will be successful or that we will be able to raise sufficient additional funds to see these activities through to a successful result. It may take years to move any one of a number of product candidates in research through development and validation to commercialization.

Our future funding requirements will depend on many factors, including the following:

•	the rate of progress in establishing reimbursement arrangements with domestic and international third-party payors;

•	the cost of expanding our commercial and laboratory operations, including our selling and marketing efforts;

•	the rate of progress and cost of research and development activities associated with expansion of our Oncotype DX breast and colon cancer tests;

•	the rate of progress and cost of selling and marketing activities associated with establishing adoption of and reimbursement for our Oncotype DX colon cancer test;

•	the rate of progress and cost of research and development activities associated with products in research and early development focused on cancers other than breast and colon cancer;

•	costs related to future product launches;

•	the cost of acquiring or achieving access to tissue samples and technologies;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the effect of competing technological and market developments;

•	costs related to international expansion;

•	the cost and delays in product development as a result of any changes in regulatory oversight applicable to our products or operations;

•	the impact of changes in Federal, state and international taxation; and

•	the economic and other terms and timing of any collaborations, licensing or other arrangements into which we may enter or investments or acquisitions we might seek to effect.

If we are not able to generate and maintain sustained product revenues to finance our cash requirements, we will need to finance future cash needs primarily through public or private equity offerings, debt financings, borrowings or strategic collaborations or licensing arrangements. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock. The terms of debt securities or borrowings could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us. The credit market and financial services industry have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing. If we are not able to secure additional funding when needed, on acceptable terms, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives. In addition, we may have to work with a partner on one or more of our product or market development programs, which could lower the economic value of those programs to us.

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

In October 2009, the FASB issued authoritative guidance that amends existing guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provides guidance for allocating and recognizing revenue based on those separate deliverables. The guidance is expected to result in more multiple-deliverable arrangements being separable than under current guidance and is required to be applied prospectively to new or significantly modified revenue arrangements. This guidance, which we do not expect to have a material impact on our financial condition and results of operations, will become effective for us on January 1, 2011.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and marketable securities. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in short-term, low-risk, investment-grade debt instruments. Our investments in marketable securities, which are comprised primarily of money market funds, obligations of U.S. Government agencies and government-sponsored entities, commercial paper and corporate bonds, are subject to default, changes in credit rating and changes in market value. These investments are subject to interest rate risk and will decrease in value if market interest rates increase.

Our cash, cash equivalents and marketable securities, totaling $76.8 million at December 31, 2010, did not include any auction preferred stock, auction rate securities or mortgage-backed investments. We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. The securities in our investment portfolio are classified as available for sale and are, due to their short-term nature, subject to minimal interest rate risk. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels at December 31, 2010, the impact on the fair value of these securities or our cash flows or income would not be material.

Foreign Currency Exchange Risk

Substantially all of our revenues are recognized in U.S. dollars. Certain expenses related to our international activities are payable in foreign currencies. As a result, factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets will affect our financial results. We recognized net realized foreign exchange transaction losses of $35,000 for the year ended December 31, 2010. We had no foreign currency transaction gains or losses for the years ended December 31, 2009 and 2008, respectively, as our total payables denominated in foreign currency during those periods were not material. The functional currency of our wholly-owned European subsidiary is the U.S. dollar, so we are not currently subject to gains and losses from foreign currency translation of the subsidiary financial statements. We currently do not hedge foreign currency exchange rate exposure. Although the impact of currency fluctuations on our financial results has been immaterial in the past, there can be no guarantee the impact of currency fluctuations related to our international activities will not be material in the future.

ITEM 8.	Financial Statements and Supplementary Data.

Genomic Health, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Genomic Health, Inc.

We have audited the accompanying consolidated balance sheets of Genomic Health, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genomic Health, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Genomic Health, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Palo Alto, California
March 11, 2011

GENOMIC HEALTH, INC.

Consolidated Balance Sheets

	December 31,
	2010	2009
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$31,183	$9,082
Short-term investments	45,635	48,366
Accounts receivable (net of allowance for doubtful accounts; 2010 — $680, 2009 — $545)	14,306	11,123
Prepaid expenses and other current assets	6,541	5,677

Total current assets	97,665	74,248
Property and equipment, net	10,345	12,865
Restricted cash	608	500
Other assets	2,243	494

Total assets	$110,861	$88,107

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,968	$1,304
Accrued compensation	7,352	6,188
Accrued license fees	3,126	3,016
Accrued expenses and other current liabilities	5,584	5,372
Notes payable	—	225
Deferred revenues — current portion	1,295	2,238
Other current liabilities	243	364

Total current liabilities	21,568	18,707
Deferred revenues — long-term portion	1,526	—
Other liabilities	1,657	891
Commitments (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding at December 31, 2010 and 2009	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 29,007,564 and 28,681,047 shares issued and outstanding at December 31, 2010 and 2009 respectively	3	2
Additional paid-in capital	259,724	246,383
Accumulated other comprehensive income (loss)	(10)	19
Accumulated deficit	(173,607)	(177,895)

Total stockholders’ equity	86,110	68,509

Total liabilities and stockholders’ equity	$110,861	$88,107

See accompanying notes.

GENOMIC HEALTH, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)

Revenues:
Product revenues	$174,870	$146,581	$108,658
Contract revenues	3,231	2,967	1,921

Total revenues	178,101	149,548	110,579
Operating expenses:
Cost of product revenues	34,634	32,562	27,185
Research and development	33,225	35,691	28,624
Selling and marketing	71,405	61,132	46,668
General and administrative	34,913	29,564	25,617

Total operating expenses	174,177	158,949	128,094

Income (loss) from operations	3,924	(9,401)	(17,515)
Interest and other income	277	670	1,751
Interest and other expense	49	120	386

Income (loss) before income taxes	4,152	(8,851)	(16,150)
Income tax expense (benefit)	(136)	560	(61)

Net income (loss)	$4,288	$(9,411)	$(16,089)

Basic net income (loss) per share	$0.15	$(0.33)	$(0.57)

Shares used in computing basic net income (loss) per share	28,815	28,563	28,298

Diluted net income (loss) per share	$0.14	$(0.33)	$(0.57)

Shares used in computing diluted net income (loss) per share	29,653	28,563	28,298

See accompanying notes.

GENOMIC HEALTH, INC.

Consolidated Statements of Stockholders’ Equity

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
	(In thousands)

Balance at December 31, 2007	28,182	$2	$223,507	$52	$(152,395)	$71,166
Issuance of common stock upon exercise of stock options for cash	279	—	1,679	—	—	1,679
Stock-based compensation expense related to employee stock options	—	—	9,138	—	—	9,138
Stock-based compensation expense related to consultant stock options	—	—	88	—	—	88
Comprehensive loss:
Net loss	—	—	—	—	(16,089)	(16,089)
Unrealized gain on investments	—	—	—	193	—	193

Comprehensive loss						(15,896)

Balance at December 31, 2008	28,461	2	234,412	245	(168,484)	66,175
Issuance of common stock upon exercise of stock options for cash	220	—	1,736	—	—	1,736
Stock-based compensation expense related to employee stock options	—	—	10,155	—	—	10,155
Stock-based compensation expense related to consultant stock options	—	—	80	—	—	80
Comprehensive loss:
Net loss	—	—	—	—	(9,411)	(9,411)
Unrealized loss on investments	—	—	—	(226)	—	(226)

Comprehensive loss						(9,637)

Balance at December 31, 2009	28,681	$2	$246,383	$19	(177,895)	$68,509
Issuance of common stock upon exercise of stock options for cash	327	1	2,982	—	—	2,983
Stock-based compensation expense related to employee stock options	—	—	10,344	—	—	10,344
Stock-based compensation expense related to consultant stock options	—	—	15	—	—	15
Comprehensive income:
Net income	—	—	—	—	4,288	4,288
Unrealized loss on investments	—	—	—	(29)	—	(29)

Comprehensive income						4,259
Balance at December 31, 2010	29,008	$3	$259,724	$(10)	$(173,607)	$86,110

See accompanying notes.

,

GENOMIC HEALTH, INC.

Consolidated Statements of Cash Flows

	December 31,
	2010	2009	2008
	(In thousands)

Operating activities
Net income (loss)	$4,288	$(9,411)	$(16,089)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,180	6,591	5,012
Employee stock-based compensation	10,344	10,155	9,138
Non-employee stock-based compensation	15	80	88
Gain on disposal of property and equipment	(45)	(44)	—
Changes in assets and liabilities:
Accounts receivable	(3,183)	(2,316)	(3,718)
Prepaid expenses and other assets	(2,365)	(1,127)	(1,687)
Accounts payable	2,664	(594)	(68)
Accrued compensation	1,164	2,031	485
Accrued expenses and other liabilities	938	1,021	3,231
Deferred revenues	583	(1,560)	2,790

Net cash provided by (used in) operating activities	21,583	4,826	(818)

Investing activities
Purchase of property and equipment	(4,442)	(3,744)	(10,057)
Purchase of short-term investments	(84,303)	(60,318)	(112,109)
Maturities of short-term investments	87,005	57,225	95,999
Investment in equity method investee	(500)	—	—

Net cash used in investing activities	(2,240)	(6,837)	(26,167)

Financing activities
Principal payments of notes payable	(225)	(1,814)	(2,687)
Proceeds from issuance of common stock upon exercise of stock options	2,983	1,736	1,679

Net cash provided by (used in) financing activities	2,758	(78)	(1,008)

Net increase (decrease) in cash and cash equivalents	22,101	(2,089)	(27,993)
Cash and cash equivalents at the beginning of period	9,082	11,171	39,164

Cash and cash equivalents at the end of period	$31,183	$9,082	$11,171

Supplemental disclosure of cash flow information
Cash paid for interest	$13	$120	$386
Cash paid for income taxes	$622	$28	$—

See accompanying notes.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 1.	Organization and Summary of Significant Accounting Policies

The Company

Genomic Health, Inc. (the “Company”) is a molecular diagnostics company focused on the development and global commercialization of genomic-based clinical laboratory services that analyze the underlying biology of cancer, allowing physicians and patients to make individualized treatment decisions. The Company was incorporated in Delaware in August 2000. The Company’s first product, the Oncotype DX breast cancer test, was launched in 2004 and is used for early stage breast cancer patients to predict the likelihood of breast cancer recurrence and the likelihood of chemotherapy benefit. In January 2010, the Company launched its second product, the Oncotype DX colon cancer test, which is used to predict the likelihood of colon cancer recurrence in patients with stage II disease.

Principles of Consolidation

The consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. The Company has three wholly-owned subsidiaries. Genomic Health International LLC, a European subsidiary that was established in 2009, and Genomic Health, LLC, a Delaware limited liability company that was established in December 2010, support the Company’s international sales and marketing efforts. Oncotype Laboratories, Inc., which was established in 2003, is inactive. The functional currency for Genomic Health International LLC is the U.S. dollar. All significant intercompany balances and transactions have been eliminated.

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

Marketable Securities

The Company invests in marketable securities, primarily money market funds, obligations of U.S. Government agencies and government-sponsored entities, corporate bonds and commercial paper. The Company considers all investments with a maturity date of less than one year as of the balance sheet date to be short-term investments. These securities are carried at estimated fair value with unrealized gains and losses included in stockholders’ equity. Those investments with a maturity date greater than one year as of the balance sheet date are considered to be long-term investments. As of December 31, 2010 and 2009, respectively, all investments in marketable securities were classified as available for sale.

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

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, marketable securities, trade receivables, accounts payable and notes payable. The carrying amounts of certain of these financial instruments, including cash and cash equivalents, trade receivables and accounts payable, approximate fair value due to their short maturities. Based on borrowing rates available to the Company for loans and capital lease obligations with similar terms, the carrying value of the Company’s notes payable approximate fair value.

See Note 3, “Fair Value Measurements” for further information on the fair value of the Company’s financial instruments

Concentration of Risk

Cash equivalents, marketable securities and trade accounts receivable are financial instruments which potentially subject the Company to concentrations of credit risk. Through December 31, 2010, no material losses had been incurred.

The Company is subject to credit risk from its portfolio of cash equivalents and marketable securities. The Company invests in money market funds through a major U.S. bank and is exposed to credit risk in the event of default by the financial institution to the extent of amounts recorded on the consolidated balance sheets. The Company invests in short-term, investment-grade debt instruments and by policy limits the amount in any one type of investment, except for securities issued or guaranteed by the U.S. government. Under its investment policy, the Company limits amounts invested in such securities by credit rating, maturity, industry group, investment type and issuer, except for securities issued by the U.S. government. The Company is not exposed to any significant concentrations of credit risk from these financial instruments. The goals of the Company’s investment policy, in order of priority, are as follows: safety and preservation of principal and diversification of risk; liquidity of investments sufficient to meet cash flow requirements; and a competitive after-tax rate of return.

The Company is also subject to credit risk from its accounts receivable related to its product sales. The Company performs evaluations of customers’ financial condition and generally does not require collateral. The majority of the Company’s accounts receivable arises from product sales in the United States and Israel. As of December 31, 2010, substantially all of the Company’s product revenues have been derived from sales of one product, the Oncotype DX breast cancer test. The majority of the Company’s tests to date have been delivered to physicians in the United States. All Oncotype DX tests are processed in the Company’s clinical reference laboratory facility in Redwood City, California. One third-party payor accounted for approximately 21%, 20% and 22% of the Company’s product revenues for the years ended December 31, 2010, 2009 and 2008, respectively. This payor represented 37% and 46% of the Company’s net accounts receivable balance as of December 31, 2010 and 2009, respectively.

Allowance for Doubtful Accounts

The Company accrues an allowance for doubtful accounts against its accounts receivable based on estimates consistent with historical payment experience. Bad debt expense is included in general and administrative expense on the Company’s consolidated statements of operations. Accounts receivable are written off against the allowance when the appeals process is exhausted, when an unfavorable coverage decision is received or when there is other substantive evidence that the account will not be paid. As of December 31, 2010 and 2009, the Company’s allowance for doubtful accounts was $680,000 and $545,000, respectively. Write-offs for doubtful accounts of $2.1 million and $1.8 million were recorded against the allowance during the years ended December 31, 2010 and 2009, respectively. Bad debt expense was $2.2 million, $1.4 million, and $1.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Intangible Assets

Intangible assets with finite useful lives are recorded at cost, less accumulated amortization. Amortization is recognized over the estimated useful lives of the assets. The Company’s intangible assets with finite lives, which are related to patent licenses, are not material and are included in non-current other assets on the Company’s consolidated balance sheets.

Equity Method Investments in Unconsolidated Affiliates

Generally, a controlling financial interest is ownership of 51% or more of the voting interest of an entity. However, a controlling financial interest may also exist in entities, such as a variable interest entity (“VIE”), through arrangements that do not involve controlling voting interests. The Company applies the accounting standard that requires consolidation of VIEs if the Company is the primary beneficiary, with both the power to direct the activities that most significantly impact the entity’s economic performance and either the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

Investments in and the operating results of 50%-or-less owned entities not required to be consolidated are included in the consolidated financial statements on the basis of the equity method of accounting. The initial investment is recorded at cost. The carrying amount of the investment is adjusted for the Company’s share of earnings or losses of the investee, excluding intra-entity profits and losses, after the date of the investment. The Company’s share of earnings or losses of the investee is recognized as earnings or losses in net income (loss). In December 2010, the Company invested $500,000 in the equity securities of a non-public company representing 21% of the entity’s outstanding voting shares. The Company determined that is was not the primary beneficiary of this VIE and, accordingly, applied the equity method of accounting and included this investment in non-current other assets on the consolidated balance sheets as of December 31, 2010.

Impairment of Long-lived Assets

The Company reviews long-lived assets, which include property and equipment, intangible assets and equity method investments, for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. For property and equipment and intangible assets, an impairment loss would be recognized when estimated discounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. For equity method investments, evidence of impairment might include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. The Company’s assessment as to whether any impairment is other than temporary is based on its ability and intent to hold the investment and whether evidence

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indicating the carrying value of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If the fair value of the investment is determined to be less than the carrying value and the decline in value is considered to be other than temporary, the asset is written down to its fair value. There were no impairment losses for the years ended December 31, 2010, 2009 and 2008.

Income Taxes

The Company uses the liability method for income taxes, whereby deferred income taxes are provided on items recognized for financial reporting purposes over different periods than for income tax purposes. Valuation allowances are provided when the expected realization of tax assets does not meet a more-likely-than-not criterion.

The Company accounts for uncertain income tax positions using a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement, in accordance with the accounting guidance for uncertain tax positions. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit is recorded. Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense when and if incurred. See Note 10, Income Taxes,” for additional disclosures regarding unrecognized tax benefits.

Revenue Recognition

The Company derives its revenues from product sales and contract research arrangements. The Company operates in one industry segment. Substantially all of the Company’s historical product revenues have been derived from the sale of the Oncotype DX breast cancer test. The Company generally bills third-party payors upon generation and delivery of a Recurrence Score report to the physician. As such, the Company takes assignment of benefits and the risk of collection with the third-party payor. The Company usually bills the patient directly for amounts owed after multiple requests for payment have been denied or only partially paid by the insurance carrier. The Company pursues case-by-case reimbursement where policies are not in place or payment history has not been established.

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

As of December 31, 2010, the Company had distributor agreements in 13 countries outside of the United States. The distributor provides certain marketing and administrative services for the Company within its territory. As a condition of these agreements, the distributor pays the Company an agreed upon fee per test and the Company processes the tests. The same revenue recognition criteria described above generally apply to tests received through international distributors. Product revenues for tests performed are recognized on an accrual basis when the

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

following revenue recognition criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. To the extent all criteria set forth above are not met when test results are delivered, product revenues are generally recognized when cash is received from the distributor.

From time to time, the Company receives requests for refunds of payments, generally due to overpayments made by third party-payors. Upon becoming aware of a refund request, the Company establishes an accrued liability for tests covered by the refund request until such time as the Company determines whether or not a refund is due. Accrued refunds were $659,000 and $757,000 at December 31, 2010 and 2009, respectively.

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

Cost of Product Revenues

Cost of product revenues includes the cost of materials, direct labor, equipment and infrastructure expenses associated with processing tissue samples (including histopathology, anatomical pathology, paraffin extraction, RT-PCR, quality control analyses and shipping charges to transport tissue samples) and license fees. Infrastructure expenses include allocated facility occupancy and information technology costs. Costs associated with performing the Company’s tests are recorded as tests are processed. Costs recorded for tissue sample processing and shipping charges represent the cost of all the tests processed during the period regardless of whether revenue was recognized with respect to that test. Royalties for licensed technology calculated as a percentage of product revenues and fixed annual payments relating to the launch and commercialization of the Company’s tests are recorded as license fees in cost of product revenues at the time product revenues are recognized or in accordance with other contractual obligations.

Research and Development Expenses

Research and development expenses are comprised of costs incurred to develop technology and carry out clinical studies and include: salaries and benefits, reagents and supplies used in research and development laboratory work, infrastructure expenses, including allocated facility occupancy and information technology costs, contract services, and other outside costs. Research and development expenses also include costs related to activities performed under contracts with biopharmaceutical and pharmaceutical companies. Research and development costs are expensed as incurred.

The Company enters into collaboration and clinical trial agreements with clinical collaborators and records these costs as research and development expenses. The Company records accruals for estimated study costs comprised of work performed by its collaborators under contract terms. Advance payments for goods or services

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that will be used or rendered for future research and development activities are deferred and capitalized and recognized as expense as the goods are delivered or the related services are performed.

Stock-based Compensation

The Company uses the Black-Scholes option valuation model, which requires the use of estimates such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value employee stock-based compensation at the date of grant, and recognizes stock-based compensation expense ratably over the requisite service period.

Equity instruments granted to non-employees are valued using the Black-Scholes option valuation model and are subject to periodic revaluation over their vesting terms.

401(k) Plan

Substantially all of the Company’s employees are covered by its defined contribution plan qualified under Section 401(k) of the Internal Revenue Code. The Company pays dollar for dollar matching of employee contributions up to a maximum of $1,000 for each employee per year based on a full calendar year of service. The match is funded concurrently with a participant’s semi-monthly contributions to the 401(k) Plan. The Company recorded expense of for its contributions under the 401(k) Plan of $431,000, $400,000 and $320,000 for the years ended December 31, 2010, 2009 and 2008 respectively.

Foreign Currency Transactions

Net foreign currency transaction gains or losses are included in interest and other expense on the Company’s consolidated statements of income. Net transaction losses totaled $35,000 for the year ended December 31, 2010. We had no foreign currency transaction gains or losses for the years ended December 31, 2009 and 2008, respectively.

Comprehensive Gain or Loss

The Company displays comprehensive gain or loss and its components within its consolidated statements of stockholders’ equity. Other comprehensive gain or loss consists of unrealized gains and losses on available-for-sale securities.

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

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2010 and 2009.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In October 2009, the FASB issued authoritative guidance that amends existing guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provides guidance for allocating and recognizing revenue based on those separate deliverables. The guidance is expected to result in more multiple-deliverable arrangements being separable than under current guidance and is required to be applied prospectively to new or significantly modified revenue arrangements. This guidance, which the Company does not expect to have a material impact on its financial condition and results of operations, will become effective for the Company on January 1, 2011.

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

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Numerator:
Net income (loss)	$4,288	$(9,411)	$(16,089)

Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic net income (loss) per share	28,815	28,563	28,298
Effect of dilutive securities: Options to purchase common stock	838	—	—

Weighted-average shares of common stock outstanding used in the calculation of diluted net income (loss) per share	29,653	28,563	28,298

Basic net income (loss) per share	$0.15	$(0.33)	$(0.57)

Diluted net income (loss) per share	$0.14	$(0.33)	$(0.57)

Options to purchase 4.1 million weighted-average shares of the Company’s common stock were outstanding during the year ended December 31, 2010, but were not included in the computation of diluted net income (loss) per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during these periods; therefore, their effect is anti-dilutive. Options to purchase 4.7 million shares of the Company’s common stock were outstanding at December 31, 2009 and 2008, respectively, but are not included in the computation of diluted net income (loss) per share because their effect is anti-dilutive.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Fair Value Measurements

The Company measures certain financial assets, including cash equivalents and available-for-sale securities, at their fair value on a recurring basis. The fair value of these financial assets was determined based on a hierarchy of three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

Level 1:  Quoted prices in active markets for identical assets or liabilities.

Level 2:  Observable inputs other than Level 1 inputs, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3:  Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis at December 31, 2010 and 2009, respectively. The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis at December 31, 2010 and 2009 by level within the fair value hierarchy:

	Actively Quoted	Significant Other	Significant
	Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
	Level 1	Level 2	Level 3	2010
	(In thousands)

As of December 31, 2010:
Assets
Money market deposits	$9,956	$—	$—	$9,956
U.S. Treasury securities	3,818	—	—	3,818
Debt securities of U.S. government-sponsored agencies	—	20,819	—	20,819
Commercial paper	—	11,869	—	11,869
Corporate debt securities	—	9,129	—	9,129

Total	$13,774	$41,817	$—	$55,591

	Actively Quoted	Significant Other		Significant
	Markets for	Observable		Unobservable	Balance at
	Identical Assets	Inputs		Inputs	December 31,
	Level 1	Level 2		Level 3	2009
	(In thousands)

As of December 31, 2009:
Assets
Money market deposits	$6,011	$—		$—	$6,011
U.S. Treasury securities	4,546	—		—	4,546
Debt securities of U.S. government-sponsored agencies	—	44,820	(1)	—	44,820	(1)

Total	$10,557	$44,820		$—	$55,377

(1)	Includes a $1.0 million debt security maturing within three months of December 31, 2009 and classified as a cash equivalent on the consolidated balance sheets.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s debt securities of U.S. government-sponsored entities, commercial paper and corporate bonds are classified as Level 2 as they are valued using multi-dimensional relational pricing models that use observable market inputs, including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data. Not all inputs listed are available for use in the evaluation process on any given day for each security evaluation. In addition, market indicators, industry and economic events are monitored and may serve as a trigger to acquire further corroborating market data. There were no transfers between Level 1 and Level 2 categories during the years ended December 31, 2010 and 2009, respectively.

The following tables illustrate the Company’s available-for-sale marketable securities as of the dates indicated:

	December 31, 2010
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

U.S. Treasury securities	$3,818	$—	$—	$3,818
Debt securities of U.S. government-sponsored entities	20,825	1	(7)	20,819
Commercial paper	11,868	2	(1)	11,869
Corporate debt securities	9,134	0	(5)	9,129

Total	$45,645	$3	$(13)	$45,635

	December 31, 2009
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

Debt securities of U.S. government-sponsored entities	$43,800	$29	$(9)	$43,820
Commercial paper	4,547	—	(1)	4,546

Total	$48,347	$29	$(10)	$48,366

The Company had no realized gains or losses on its available-for-sale marketable securities for the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010, all of the Company’s available-for-sale marketable securities had contractual maturities of one year or less.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Property and Equipment

The following table summarizes the Company’s property and equipment as of the dates indicated:

	December 31,
	2010	2009
	(In thousands)

Laboratory equipment	$16,390	$14,430
Computer equipment	3,961	2,377
Computer software — internal use	1,335	986
Furniture and fixtures	2,662	2,655
Leasehold improvements	13,082	12,981
Construction in progress	269	19

	37,699	33,448
Less accumulated depreciation and amortization	(27,354)	(20,583)

Total	$10,345	$12,865

For the years ended December 31, 2010, 2009 and 2008, the Company recorded property and equipment depreciation and amortization expense of $7.0 million, $6.5 million and $4.9 million, respectively.

Note 5.	Accrued Expenses and Other Current Liabilities

The following table summarizes the Company’s accrued expenses and other current liabilities as of the dates indicated:

	December 31,
	2010	2009
	(In thousands)

Accrued expenses	$1,365	$794
Accrued accounts payable	1,891	873
Accrued professional and other service fees	958	1,278
Accrued refunds	659	757
Accrued collaboration expense	395	962
Accrued taxes payable	180	605
Other current liabilities	136	103

Total	$5,584	$5,372

Accrued accounts payable includes expenses for invoices received but not processed. Accrued professional and other service fees include third-party billing and collections costs, legal expenses, accounting and audit fees and investor relations expenses. Accrued refunds include overpayments due to third-party payors.

Note 6.	Collaboration and Commercial Technology Licensing Agreements

The Company has entered into a variety of collaboration and specimen transfer agreements relating to its development efforts. The Company recorded collaboration expenses of $2.2 million, $2.2 million and $1.4 million for the years ended December 31, 2010, 2009 and 2008, respectively, relating to services provided in connection with these agreements. In addition to these expenses, some of the agreements contain provisions for royalties from inventions resulting from these collaborations. The Company has specified options and rights relating to joint inventions arising out of the collaborations.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is a party to various agreements under which it licenses technology on a non-exclusive basis in the field of human diagnostics. Access to these licenses enables the Company to process its laboratory tests for the Oncotype DX tests. While certain agreements contain provisions for fixed annual payments, license fees are generally calculated as a percentage of product revenues, with rates that vary by agreement and may be tiered, and payments that may be capped at annual minimum or maximum amounts. The Company recognized costs recorded under these agreements for the years ended December 31, 2010, 2009 and 2008 of $10.5 million, $10.1 million and $7.8 million, respectively, which were included in cost of product revenues.

At December 31, 2010, future fixed annual payments, exclusive of royalty payments, relating to the launch and commercialization of our Oncotype DX breast and colon cancer tests totaled $2.3 million and were payable as follows:

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

Note 7.	Commitments

Lease Obligations

In September 2005, the Company entered into a non-cancelable lease for 48,000 square feet of laboratory and office space that the Company currently occupies in Redwood City, California. In November 2010, the Company exercised an option to extend the term of the lease for an additional five years. The lease expires in March 2019. The agreement included lease incentive obligations of $834,000 that are being amortized on a straight-line basis over the life of the lease. In connection with original lease, the Company was required to secure a $500,000 letter of credit, which is classified as restricted cash on the consolidated balance sheets. Upon execution of the lease amendment, the Company agreed to pay a $317,000 cash security deposit, which is included in other assets on the consolidated balance sheets as of December 31, 2010, in exchange for the release of the $500,000 letter of credit held as security under the original lease. The letter of credit was released in January 2011.

In January 2007, the Company entered into a non-cancelable lease for an additional 48,000 square feet of laboratory and office space in a nearby location. In November 2010, the Company exercised an option to extend the term of the lease for an additional five years. The lease expires in March 2018. The agreement included lease incentive obligations totaling $283,000 that are being amortized on a straight-line basis over the life of the lease. In connection with this lease, the Company paid a $151,000 cash security deposit, which is included in other assets on the consolidated balance sheets.

In October 2009, the Company entered into a non-cancelable agreement to lease an additional 30,500 square feet of office space near the locations the Company currently occupies. The lease expires in March 2018, with an option for the Company to extend the term of the lease for an additional five years. The agreement includes lease

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incentive obligations of $307,000 which are being amortized on a straight-line basis over the life of the lease. In connection with this lease, the Company paid a $183,000 cash security deposit, which is included in other assets on the consolidated balance sheets.

In May 2010, the Company’s European subsidiary entered into a non-cancelable lease for approximately 2,500 square feet of office space in Geneva, Switzerland. The lease commenced on June 1, 2010 and expires in May 2015. In connection with this lease, the Company paid a CHF 100,800 cash security deposit, which is classified as restricted cash on the consolidated balance sheets.

Rent expense under all operating leases amounted to $1.7 million, $1.2 million and $1.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. Future non-cancelable commitments under these operating leases at December 31, 2010 were as follows:

Annual
Payments
(In thousands)

Years Ending December 31,
2011	$2,443
2012	2,787
2013	2,920
2014	3,003
2015 and thereafter	10,055

Total minimum payments	$21,208

Note 8.	Capital Stock

Common Stock

As of December 31, 2010, the Company had 29,007,564 shares of common stock outstanding. Shares of common stock reserved for future issuance as of December 31, 2010 were as follows:

Number of Shares
(In thousands)

Shares to be issued upon exercise of outstanding stock options	5,322
Shares available for future stock option grants	3,832

Shares of common stock reserved for future issuance	9,154

Note 9.	Stock-based Compensation

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

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Restricted shares, stock units and stock appreciation rights granted under the 2005 Plan are governed by agreements between the Company and recipients of the awards. Terms of the agreements are determined by the Compensation Committee.

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

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Activity

The following table summarizes option activity for the years ended December 31, 2010, 2009 and 2008:

				Weighted-Average
	Outstanding Options			Remaining	Aggregate
	Shares Available	Number of	Weighted-Average	Contractual	Intrinsic
	for Grant	Shares	Exercise Price	Life	Value
	(Share amounts in thousands)			(In years)	(In thousands)

Balance at December 31, 2007	2,084	3,920	$13.33
Options granted	(1,191)	1,191	$17.96
Options exercised	—	(279)	$6.01
Options forfeited	167	(167)	$18.61
2001 Plan shares expired	(4)	—

Balance at December 31, 2008	1,056	4,665	$14.76

Increase in shares reserved for issuance under the 2005 Plan	3,980	—
Options granted	(348)	348	$19.82
Options exercised	—	(220)	$7.90
Options forfeited	109	(109)	$19.06

Balance at December 31, 2009	4,797	4,684	$15.36

Options granted	(1,265)	1,265	$16.90
Options exercised	—	(327)	$9.13
Options forfeited	300	(300)	$19.35

Balance at December 31, 2010	3,832	5,322	$15.88	6.9	$30,728

Exercisable at December 31, 2010		3,313	$14.67	5.8	$23,349

Vested and expected to vest at December 31, 2010		5,120	$15.81	6.8	$29,942

The total intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 and 2008 was $2.9 million, $2.8 million and $4.1 million, respectively. The total fair value of options vesting during the years ended December 31, 2010, 2009 and 2008 was $5.5 million, $10.2 million and $10.1 million, respectively.

Employee Stock-Based Compensation Expense

The Company values its stock option grants using the Black-Scholes option valuation model. The Company recorded employee stock-based compensation expense of $10.3 million, $10.2 million and $9.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. Employee stock-based compensation expense was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Employee stock-based compensation expense includes expense related to options granted to

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outside directors of the Company. The following table presents the impact of employee stock-based compensation expense on selected statements of operations line items for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Cost of product revenues	$342	$364	$491
Research and development	2,881	3,098	2,913
Selling and marketing	3,086	3,171	2,622
General and administrative	4,035	3,522	3,112

Total	$10,344	$10,155	$9,138

As of December 31, 2010, total unrecognized compensation expense related to unvested stock options, net of estimated forfeitures, was $14.4 million. The Company expects to recognize this expense over a weighted-average period of 28 months.

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

	Year Ended December 31,
	2010	2009	2008

Expected volatility	52%	55%	58%
Risk-free interest rate	2.49%	2.33%	1.98%
Expected life of options in years	5.77	5.80	5.84
Weighted-average fair value	$8.61	$10.44	$9.79

Stock Options Granted to Non-employees

The Company grants stock options to non-employee consultants from time to time in exchange for services performed for the Company. The Company did not grant any stock options to non-employee consultants during the year ended December 31, 2010. During the years ended December 31, 2009 and 2008, the Company granted options to purchase 5,000 and 14,400 shares, respectively, to non-employee consultants. The fair value of these option grants was determined using the Black-Scholes option pricing model. In general, the options vest over the contractual period of the respective consulting arrangements and, therefore, the Company revalues the options periodically and records additional compensation expense related to these options over the remaining vesting periods. During the years ended December 31, 2010, 2009 and 2008, stock-based compensation expense related to these options was $15,000, $80,000 and $88,000, respectively.

Note 10.	Income Taxes

The Company recorded an income tax benefit of $136,000 for the year ended December 31, 2010, compared to income tax expense of $560,000 for the year ended December 31, 2009 and an income tax benefit of $61,000 for the year ended December 31, 2008.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax benefit for the year ended December 31, 2010 was principally comprised of the reversal of 2009 federal alternative minimum tax and 2009 other state income taxes, net of current year non-California state income taxes and foreign income taxes. The reversal of 2009 federal alternative minimum income tax resulted from the enactment of the Worker, Homeownership and Business Assistance Act of 2009 that expanded the use of net operating losses.

The difference in income tax expense between the provision at the statutory rate of the Company’s income before tax and the provision actually recorded was primarily due to the utilization of net operating loss carryforwards, non-deductible stock-based compensation expense and the reversal of 2009 federal alternative minimum tax and 2009 other state income taxes. The State of California suspended the utilization of net operating loss carryforwards for the 2010, 2009 and 2008 tax years, but allowed full utilization of business credit carryforwards in 2010 and allowed 50% utilization in 2009 and 2008. Accordingly, the 2010 California tax provision was offset by the California business credit carryforwards.

Income tax expense for the year ended December 31, 2009 was principally comprised of California state income tax and, to a lesser extent, federal alternative minimum tax and foreign taxes. The difference in income tax expense between the provision at the statutory rate of the Company’s loss before tax and provision actually recorded was primarily due to the non-deductible stock based compensation expenses. For federal tax purposes, the provision was offset by the net operating loss carry-forwards that reduce the federal regular tax expense to the alternative minimum tax amount.

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

The components of the Company’s income (loss) before income taxes were as follows:

	Year Ended
	December 31,
	2010	2009	2008
	(In thousands)

Domestic	$4,019	$(8,921)	$(16,150)
Foreign	133	70	—

Total income (loss) before income taxes	$4,152	$(8,851)	$(16,150)

The components of the Company’s income tax expense (benefit) were as follows:

	Year Ended
	December 31,
	2010	2009	2008
	(In thousands)

Current expense (benefit):
Federal	$(128)	$58	$(65)
State	(49)	484	4
Foreign	41	18	—

Total income tax expense (benefit)	$(136)	$560	$(61)

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax expense (benefit) differed from the amounts computed by applying the U.S. federal statutory income tax rate of 35% for the year ended December 31, 2010 and 34% for the years ended December 31, 2009 and 2008, respectively, to income (loss) before income taxes as a result of the following:

	Year Ended
	December 31,
	2010	2009	2008
	(In thousands)

Federal tax at statutory rate	$1,453	$(3,009)	$(5,491)
Stock-based compensation	2,427	2,859	1,927
Non-deductible meals and entertainment	450	504	472
Net operating losses not used (used)	(4,301)	(165)	3,093
Federal alternative minimum tax	(123)	123	—
State tax, net of federal benefit	(32)	320	3
Other	(10)	(72)	(65)

Total income tax expense (benefit)	$(136)	$560	$(61)

The Company is required to reduce its deferred tax assets by a valuation allowance if it is more likely than not that some or all of its deferred tax assets will not be realized. Management must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of the valuation allowance, if any, the Company assesses the likelihood that it will be able to recover its deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses, the Company determined that, based on all available evidence, there was substantial uncertainty as to whether it will recover recorded net deferred taxes in future periods. Accordingly, the Company recorded a valuation allowance against all of its net deferred tax assets for the years ended December 31, 2010 and 2009, respectively. The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Should the actual timing differences differ from the Company’s estimates, the amount of its valuation allowance could be materially impacted.

As of December 31, 2010 and 2009, the Company had deferred tax assets of approximately $60.1 million and $65.7 million, respectively, which have been fully offset by a valuation allowance. The net valuation allowance decreased by approximately $5.7 million and increased by approximately $1.3 million during the years ended December 31, 2010 and 2009, respectively. Deferred tax assets primarily relate to net operating loss and tax credit carryforwards.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences and carryforwards that gave rise to significant portions of deferred tax assets and liabilities consisted of the following:

	December 31,
	2010	2009
	(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$46,084	$49,917
Research tax credits	4,675	6,509
Fixed assets	3,404	3,278
Capitalized costs	928	1,196
Other	4,966	4,801

Total deferred tax assets	60,057	65,701
Valuation allowance	(60,057)	(65,701)

Net deferred tax assets	$—	$—

New California tax legislation enacted on February 20, 2009 provides for the election of a single sales apportionment formula beginning in 2011. The Company anticipates it will elect the single sales apportionment method. The use of this method has been reflected in the carrying value of California deferred tax assets reflected in the table above.

As of December 31, 2010, the Company had federal and state net operating loss carryforwards of approximately $115.0 million and $130.0 million, respectively, and federal and state research and development tax credit carryforwards of approximately $4.0 million and $2.3 million, respectively. The federal and state net operating loss and federal tax credit carryforwards will expire at various dates beginning in 2016 if not utilized. The state tax credit carryforwards have no expiration date.

The Company tracks a portion of its deferred tax assets attributable to stock option benefits in a separate memorandum account. Therefore, these amounts are no longer included in the Company’s gross or net deferred tax assets. The benefit of these stock options will not be recorded in equity unless it reduces taxes payable. As of December 31, 2010, the portion of the federal and state net operating loss related to stock option benefits was approximately $4.3 million.

Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

The Company had $768,000, $685,000 and $575,000 of unrecognized tax benefits as of December 31, 2010, 2009 and 2008, respectively. The following table summarizes the activity related to unrecognized tax benefits:

	Year Ended
	December 31,
	2010	2009	2008
	(In thousands)

Balance at January 1	$685	$575	$413
Increase (decrease) related to prior year tax positions	19	(35)	9
Increase related to current year tax positions	64	145	153

Balance at December 31	$768	$685	$575

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company does not anticipate a material change to its unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in as part of its income tax provision in its consolidated statements of operations. For the year ended December 31, 2010, the Company recognized $11,000 in interest related to unrecognized tax benefits. The Company did not recognize any interest or tax related penalties for the years ended December 31, 2009 and 2008, respectively. All tax years from 2001 forward remain subject to future examination by federal, state and foreign tax authorities.

Note 11.	Selected Quarterly Financial Data (Unaudited)

The following table contains selected unaudited consolidated statements of operations information for each of the fiscal quarters in 2010 and 2009. The Company believes that the following information reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Quarter Ended	March 31	June 30	September 30	December 31
	(In thousands, except per share data)

2010:
Total revenues	$41,229	$43,439	$46,317	$47,116
Product revenues	40,266	42,514	45,773	46,317
Cost of product revenues	8,966	8,107	8,853	8,707
Net income (loss)	(1,932)	865	3,670	1,685
Basic net income (loss) per common share	$(0.07)	$0.03	$0.13	$0.06
Diluted net income (loss) per common share	$(0.07)	$0.03	$0.12	$0.06
2009:
Total revenues	$33,896	$36,552	$39,517	$39,583
Product revenues	33,427	35,191	38,910	39,053
Cost of product revenues	7,827	7,891	8,301	8,543
Net loss	(4,625)	(3,943)	(502)	(341)
Basic net loss per common share	$(0.16)	$(0.14)	$(0.02)	$(0.01)
Diluted net loss per common share	$(0.16)	$(0.14)	$(0.02)	$(0.01)

The quarterly increases in product revenues during 2010 and 2009 and cost of product revenues during 2009 were primarily attributable to increased adoption of the Oncotype DX breast cancer test by physicians and increased reimbursement for this test by third-party payors. The decrease in cost of product revenues during 2010 reflected cost efficiencies and the discontinuance of payments under an existing license fee agreement due to the abandonment of a patent by the licensor.

Per share amounts for the quarters and full year have been calculated separately. Accordingly, quarterly amounts may not add to the annual amount because of differences in the weighted-average common shares outstanding during each period, due primarily to the effect of the Company’s issuing shares of its common stock during the year.

For all quarters presented in 2009 and for the quarter ended March 31, 2010, basic and diluted net income (loss) per common share are identical as common equivalent shares are excluded from the calculation because their effect is anti-dilutive.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining internal control over our financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework. Based on the assessment using those criteria, our management concluded that, as of December 31, 2010, our internal control over financial reporting was effective. Our independent registered public accounting firm, Ernst & Young LLP, audited the effectiveness of our internal control over financial reporting. Their report appears below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Genomic Health, Inc.

We have audited Genomic Health, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Genomic Health, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Genomic Health, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Genomic Health, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 11, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Palo Alto, California
March 11, 2011

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

The information required by this item with respect to directors is incorporated by reference from the information under the caption “Election of Directors” contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2011 Annual Meeting of Stockholders to be held on June 9, 2011, or Proxy Statement. Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This disclosure is contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to all of our officers and employees, including our President and Chief Executive Officer, our Chief Financial Officer and other employees who perform financial or accounting functions. The Code of Business Conduct and Ethics sets forth the basic principles that guide the business conduct of our employees. We have also adopted a Senior Financial Officers’ Code of Ethics that specifically applies to our our President and Chief Executive Officer, our Chief Financial Officer, and key management employees. Stockholders may request a free copy of our Code of Business Conduct and Ethics and our Senior Financial Officers’ Code of Ethics by contacting Genomic Health, Inc., Attention: Chief Financial Officer, 301 Penobscot Drive, Redwood City, California 94063.

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

The information required by this item is incorporated by reference from the information under the captions “Election of Directors – Director Compensation” and “Executive Compensation” contained in the Proxy Statement.

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

The information required by this item is incorporated by reference from the information under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm — Principal Accountant Fees and Services” contained in the Proxy Statement.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this report:

(1) Financial Statements

Reference is made to the Index to Consolidated Financial Statements of Genomic Health under Item 8 of Part II hereof.

(2) Financial Statement Schedules

The following schedule is filed as part of this Form 10-K:

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2010, 2009, and 2008.

All other financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

(3) Exhibits

See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b) Exhibits

Exhibit
No.	Description of Document

3(i)	Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.3 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
3(ii)	Amended and Restated Bylaws of the Company, as amended and restated January 8, 2009 (incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 9, 2009).
4.1	Specimen Common Stock Certificate (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

Exhibit
No.		Description of Document

4.2		Amended and Restated Investors’ Rights Agreement, dated February 9, 2004 between the Company and certain of its stockholders (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10	.1#	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10	.2#	2001 Stock Incentive Plan and forms of agreements thereunder (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10	.3#	2005 Stock Incentive Plan and forms of agreements thereunder (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10	.4.1	Sublease Agreement dated June 1, 2001 between the Company and Corixa Corporation (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10	.4.2	First Amendment to Sublease Agreement dated October 29, 2003 between the Company and Corixa Corporation (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10	.4.3	Second Amendment to Sublease Agreement dated January 31, 2005 between the Company and Corixa Corporation (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10	.5†	PCR Patent License Agreement dated February 21, 2005 between the Company and Roche Molecular Systems, Inc. (incorporated by reference to exhibit 10.8 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10	.6.1	Master Security Agreement dated March 30, 2005 between the Company and Oxford Finance Corporation (incorporated by reference to exhibit 10.9.1 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10	.6.2	Form of Promissory Note (Equipment) issued by the Company in favor of Oxford Finance Corporation (incorporated by reference to exhibit 10.9.2 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10	.6.3	Form of Promissory Note (Computers and Software) issued by the Company in favor of Oxford Finance Corporation (incorporated by reference to exhibit 10.9.3 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10	.6.4	Schedule of Promissory Notes issued by the Company in favor of Oxford Finance Corporation (incorporated by reference to exhibit 10.6.4 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
10.7		Lease dated September 23, 2005 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.10 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10.8		Lease dated January 2, 2007 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.8 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
10	.9#	Form of Non U.S. Employee/Consultant Stock Option Agreement under the Company’s 2005 Stock Incentive Plan (incorporated by reference to exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).
10	.10#	Amended and Restated Genomic Health, Inc. 2005 Stock Incentive Plan (incorporated by reference to exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009).
10	.11#	Form of Stock Option Agreement (incorporated by reference to exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009).

Exhibit
No.		Description of Document

10.12		Lease dated October 1, 2009 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).
10	.13*	First Amendment to Lease dated November 30, 2010 between the Company and Metropolitan Life Insurance Company.
10	.14*	Second Amendment to Lease dated November 30, 2010 between the Company and Metropolitan Life Insurance Company.
10	.15*#	Form of Global Restricted Stock Unit Agreement under the Company’s 2005 Stock Incentive Plan.
12	.1*	Statement Regarding Computation of Ratios.
21	.1*	List of Subsidiaries.
23	.1*	Consent of independent registered public accounting firm.
24	.1*	Power of Attorney (see page 99 of this Form 10-K).
31	.1*	Rule 13a — 14(a) Certification of Chief Executive Officer.
31	.2*	Rule 13a — 14(a) Certification of the Chief Financial Officer.
32	.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32	.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	Filed herewith.

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act.

†	Confidential treatment has been granted with respect to certain portions of these agreements.

#	Indicates management contract or compensatory plan or arrangement.

Copies of above exhibits not contained herein are available to any stockholder, upon payment of a reasonable per page fee, upon written request to: Chief Financial Officer, Genomic Health, Inc., 301 Penobscot Drive, Redwood City, California 94063.

(c) Financial Statements and Schedules

Reference is made to Item 15(a)(2) above.

SCHEDULE II

GENOMIC HEALTH, INC.

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2010, 2009 and 2008

	Balance at			Balance at
	Beginning of			End of
	Period	Expenses	Deductions	Period
	(In thousands)

Allowance for Doubtful Accounts:
Year ended December 31, 2010	$545	$2,231	$2,096	$680

Year ended December 31, 2009	$881	$1,441	$1,777	$545

Year ended December 31, 2008	$133	$1,343	$595	$881

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENOMIC HEALTH, INC.

By:	/s/ Kimberly J. Popovits
Kimberly J. Popovits
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 11, 2011

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

Signature	Title	Date

/s/ Kimberly J. Popovits Kimberly J. Popovits	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2011

/s/ Dean L. Schorno Dean L. Schorno	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2011

/s/ Randal W. Scott, Ph.D. Randal W. Scott, Ph.D.	Executive Chairman of the Board of Directors	March 11, 2011

/s/ Julian C. Baker Julian C. Baker	Director	March 11, 2011

/s/ Brook H. Byers Brook H. Byers	Director	March 11, 2011

/s/ Fred E. Cohen, M.D., D. Phil. Fred E. Cohen, M.D., D. Phil.	Director	March 11, 2011

/s/ Samuel D. Colella Samuel D. Colella	Director	March 11, 2011

Signature	Title	Date

/s/ Ginger L. Graham Ginger L. Graham	Director	March 11, 2011

/s/ Randall S. Livingston Randall S. Livingston	Director	March 11, 2011

/s/ Woodrow A. Myers Jr., M.D. Woodrow A. Myers Jr., M.D.	Director	March 11, 2011

EXHIBIT INDEX

Exhibit
No.		Description of Document

3(i)		Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.3 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
3(ii)		Amended and Restated Bylaws of the Company, as amended and restated January 8, 2009 (incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 9, 2009).
4.1		Specimen Common Stock Certificate (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
4.2		Amended and Restated Investors’ Rights Agreement, dated February 9, 2004 between the Company and certain of its stockholders (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10	.1#	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10	.2#	2001 Stock Incentive Plan and forms of agreements thereunder (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10	.3#	2005 Stock Incentive Plan and forms of agreements thereunder (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10	.4.1	Sublease Agreement dated June 1, 2001 between the Company and Corixa Corporation (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10	.4.2	First Amendment to Sublease Agreement dated October 29, 2003 between the Company and Corixa Corporation (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10	.4.3	Second Amendment to Sublease Agreement dated January 31, 2005 between the Company and Corixa Corporation (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10	.5†	PCR Patent License Agreement dated February 21, 2005 between the Company and Roche Molecular Systems, Inc. (incorporated by reference to exhibit 10.8 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10	.6.1	Master Security Agreement dated March 30, 2005 between the Company and Oxford Finance Corporation (incorporated by reference to exhibit 10.9.1 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10	.6.2	Form of Promissory Note (Equipment) issued by the Company in favor of Oxford Finance Corporation (incorporated by reference to exhibit 10.9.2 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10	.6.3	Form of Promissory Note (Computers and Software) issued by the Company in favor of Oxford Finance Corporation (incorporated by reference to exhibit 10.9.3 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10	.6.4	Schedule of Promissory Notes issued by the Company in favor of Oxford Finance Corporation (incorporated by reference to exhibit 10.6.4 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
10.7		Lease dated September 23, 2005 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.10 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10.8		Lease dated January 2, 2007 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.8 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

Exhibit
No.		Description of Document

10	.9#	Form of Non U.S. Employee/Consultant Stock Option Agreement under the Company’s 2005 Stock Incentive Plan (incorporated by reference to exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).
10	.10#	Amended and Restated Genomic Health, Inc. 2005 Stock Incentive Plan (incorporated by reference to exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009).
10	.11#	Form of Stock Option Agreement (incorporated by reference to exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009).
10.12		Lease dated October 1, 2009 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).
10	.13*	First Amendment to Lease dated November 30, 2010 between the Company and Metropolitan Life Insurance Company.
10	.14*	Second Amendment to Lease dated November 30, 2010 between the Company and Metropolitan Life Insurance Company.
10	.15*#	Form of Global Restricted Stock Unit Agreement under the Company’s 2005 Stock Incentive Plan.
12	.1*	Statement Regarding Computation of Ratios.
21	.1*	List of Subsidiaries.
23	.1*	Consent of independent registered public accounting firm.
24	.1*	Power of Attorney (see page 99 this Form 10-K).
31	.1*	Rule 13a — 14(a) Certification of Chief Executive Officer.
31	.2*	Rule 13a — 14(a) Certification of the Chief Financial Officer.
32	.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32	.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	Filed herewith.

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act.

†	Confidential treatment has been granted with respect to certain portions of these agreements.

#	Indicates management contract or compensatory plan or arrangement.

Copies of above exhibits not contained herein are available to any stockholder, upon payment of a reasonable per page fee, upon written request to: Chief Financial Officer, Genomic Health, Inc., 301 Penobscot Drive, Redwood City, California 94063.