Form 10-Q
period 2011-03-31
GENOMIC HEALTH INC
filed 2011-05-10
CIK 1131324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 29,265,991 as of April 29, 2011.

GENOMIC HEALTH, INC.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

GENOMIC HEALTH, INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$18,157	$31,183
Short-term marketable securities	45,435	45,635
Accounts receivable (net of allowance for doubtful accounts; 2011 - $776, 2010 - $680)	16,262	14,306
Prepaid expenses and other current assets	7,307	6,541
Total current assets	87,161	97,665
Long-term marketable securities	12,982	—
Property and equipment, net	10,685	10,345
Restricted cash	110	608
Other assets	4,476	2,243
Total assets	$115,414	$110,861

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,737	$3,968
Accrued compensation	7,084	7,352
Accrued license fees	2,735	3,126
Accrued expenses and other current liabilities	4,759	5,584
Deferred revenues — current portion	1,353	1,295
Other current liabilities	243	243
Total current liabilities	20,911	21,568
Deferred revenues — long-term portion	1,113	1,526
Other liabilities	1,537	1,657
Commitments (Note 5)
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	265,754	259,724
Accumulated other comprehensive loss	(11)	(10)
Accumulated deficit	(173,893)	(173,607)
Total stockholders’ equity	91,853	86,110
Total liabilities and stockholders’ equity	$115,414	$110,861

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Product revenues	$49,458	$40,266
Contract revenues	352	963
Total revenues	49,810	41,229
Operating expenses:
Cost of product revenues	9,059	8,966
Research and development	10,091	7,793
Selling and marketing	20,536	18,016
General and administrative	10,356	8,327
Total operating expenses	50,042	43,102
Loss from operations	(232)	(1,873)
Interest and other income	65	108
Interest and other expense	(50)	(21)
Loss before income taxes	(217)	(1,786)
Income tax expense	69	146
Net loss	$(286)	$(1,932)
Basic and diluted net loss per share	$(0.01)	$(0.07)
Shares used in computing basic and diluted net loss per share	29,104	28,723

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net loss	$(286)	$(1,932)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,893	1,682
Stock-based compensation	2,918	2,628
Gain on disposal of property and equipment	—	(42)
Share of loss of equity method investee	30	—
Changes in assets and liabilities:
Accounts receivable	(1,956)	(1,866)
Prepaid expenses and other assets	(270)	147
Accounts payable	769	630
Accrued compensation	(268)	(1,320)
Accrued expenses and other liabilities	(1,353)	(837)
Deferred revenues	(355)	923
Net cash provided by operating activities	1,122	13
Investing activities
Purchases of property and equipment	(2,177)	(428)
Purchases of marketable securities	(45,527)	(18,580)
Maturities of marketable securities	32,744	17,316
Purchase of other investments	(2,300)	—
Net cash used in investing activities	(17,260)	(1,692)
Financing activities
Principal payments of notes payable	—	(59)
Proceeds from issuance of common stock under stock plans	3,112	769
Net cash provided by financing activities	3,112	710
Net decrease in cash and cash equivalents	(13,026)	(969)
Cash and cash equivalents at the beginning of the period	31,183	9,082
Cash and cash equivalents at the end of the period	$18,157	$8,113
Cash paid for interest	$—	$6
Cash paid for income taxes	$60	$378

See accompanying notes.

GENOMIC HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

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

Principles of Consolidation

The condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. The Company has three wholly-owned subsidiaries. Genomic Health International Sarl, which was established in Switzerland in 2009, and Genomic Health International Holdings, LLC, which was established in Delaware in 2010, support the Company’s international sales and marketing efforts. Oncotype Laboratories, Inc., which was established in Delaware in 2003, is inactive. Genomic Health International Holdings, LLC has two wholly-owned subsidiaries, Genomic Health U.K., Ltd. and Genomic Health Germany GmbH, which were established in 2011. The functional currency for the Company’s wholly-owned subsidiaries incorporated outside of the United States is the U.S. dollar. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation and Use of Estimates

The accompanying interim period condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated balance sheet as of March 31, 2011, condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010 and condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2010 has been derived from audited financial statements, but it does not include certain information and notes required by GAAP for complete consolidated financial statements.

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

As of March 31, 2011, the Company had agreements with 15 distributors in various countries outside of the United States. The distributor provides certain marketing and administrative services to the Company within its territory. As a condition of these agreements, the distributor pays the Company an agreed upon fee per test and the Company processes the tests. The same revenue recognition criteria described above generally apply to tests received through international distributors. Product revenues for tests performed are recognized on an accrual basis when the following revenue recognition criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. To the extent all criteria set forth above are not met when test results are delivered, product revenues are generally recognized when cash is received from the distributor.

From time to time, the Company receives requests for refunds of payments, generally due to overpayments made by third party-payors. Upon becoming aware of a refund request, the Company establishes an accrued liability for tests covered by the refund request until such time as the Company determines whether or not a refund is due. Accrued refunds were $590,000 and $659,000 at March 31, 2011 and December 31, 2010, respectively.

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

Allowance for Doubtful Accounts

The Company accrues an allowance for doubtful accounts against its accounts receivable based on estimates consistent with historical payment experience. Bad debt expense is included in general and administrative expense on the Company’s condensed consolidated statements of operations. Accounts receivable are written off against the allowance when the appeals process is exhausted, when an unfavorable coverage decision is received or when there is other substantive evidence that the account will not be paid. The Company’s allowance for doubtful accounts as of March 31, 2011 and December 31, 2010 was $776,000 and $680,000, respectively. Write-offs for doubtful accounts of $773,000 and $410,000 were recorded against the allowance during the three months ended March 31, 2011 and 2010, respectively. Bad debt expense was $870,000 and $479,000 for the three months ended March 31, 2011 and 2010, respectively.

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

The Company accounts for uncertain income tax positions using a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement, in accordance with the accounting guidance for uncertain tax positions. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit is recorded. Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense when and if incurred. See Note 8, “Income Tax,” for additional disclosures regarding unrecognized tax benefits.

Investments in Privately Held Companies

The Company determines whether its investments in privately held companies are debt or equity based on their characteristics, in accordance with accounting guidance for investments. The Company also evaluates the investee to determine if the entity is a variable interest entity (“VIE”) and, if so, whether the Company is the primary beneficiary of the VIE, in order to determine whether consolidation of the VIE is required in accordance with accounting guidance for consolidations. If consolidation is not required and the Company owns less than 51% of the voting interest of the entity, the investment is evaluated to determine if the equity method of accounting should be applied. The equity method applies to investments in common stock or in-substance common stock representing 20% or more of the voting interests of an entity. If the equity method does not apply, investments in privately held companies determined to be equity securities are accounted for using the cost method. Investments in privately held companies determined to be debt securities are accounted for as available-for-sale or held-to-maturity securities, in accordance with accounting guidance for investments.

In March 2011, the Company invested $2.3 million in the preferred stock of a private company representing 21% of the entity’s outstanding voting shares. The Company determined that the investment was a debt security and that the investee was not subject to consolidation. The investment was recorded at cost and is subject to impairment evaluation on a quarterly basis. The carrying value of this investment was $2.3 million at March 31, 2011.

The Company’s investments in privately held companies were $2.8 million and $500,000 at March 31, 2011 and December 31, 2010, respectively, and were included in other assets on the Company’s consolidated balance sheets.

Note 2.  Net Loss Per Share

Basic net loss per share is calculated by dividing net loss for the period by the weighted-average number of common shares outstanding for the period without consideration of potential common shares. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period and dilutive potential common shares for the period determined using the treasury-stock method. For purposes of this calculation, options to purchase common stock and restricted stock unit awards are considered to be potential common shares and are not included in the calculation of diluted net loss per share because their effect is anti-dilutive.

	Three Months Ended March 31,
	2011	2010
	(In thousands, except per
	share amounts)

Net loss	$(286)	$(1,932)
Weighted-average net common shares outstanding for basic and diluted loss per share	29,104	28,723
Basic and diluted net loss per share	$(0.01)	$(0.07)
Outstanding dilutive securities not included in diluted net loss per share calculation (at end of period):
Options to purchase common stock	5,531	5,631
Restricted stock units	287	—
Total	5,818	5,631

Comprehensive Loss

The Company reports comprehensive loss and its components as part of total stockholders’ equity.

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Net loss	$(286)	$(1,932)
Change in unrealized loss on available-for-sale marketable securities	(1)	(13)
Comprehensive loss	$(287)	$(1,945)

Note 3.  Fair Value Measurements

The Company measures certain financial assets, including cash equivalents and marketable securities, at their fair value on a recurring basis. The fair value of these financial assets was determined based on a hierarchy of three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis at March 31, 2011 and December 31, 2010, respectively. The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010 by level within the fair value hierarchy:

	Actively Quoted Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance at March 31, 2011
	(In thousands)
As of March 31, 2011:
Assets
Money market deposits	$7,300	$—	$—	$7,300
U.S. Treasury securities	3,798	—	—	3,798
Debt securities of U.S. government-sponsored entities	—	32,141	—	32,141
Commercial paper	—	8,996	—	8,996
Corporate debt securities	—	13,482	—	13,482
Total	$11,098	$54,619	$—	$65,717

	Actively Quoted Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance at December 31, 2010
	(In thousands)
As of December 31, 2010:
Assets
Money market deposits	$9,956	$—	$—	$9,956
U.S. Treasury securities	3,818	—	—	3,818
Debt securities of U.S. government-sponsored entities	—	20,819	—	20,819
Commercial paper	—	11,869	—	11,869
Corporate debt securities	—	9,129	—	9,129
Total	$13,774	$41,817	$—	$55,591

The Company’s debt securities of U.S. government-sponsored entities, commercial paper and corporate bonds are classified as Level 2 as they are valued using multi-dimensional relational pricing models that use observable market inputs, including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data. Not all inputs listed are available for use in the evaluation process on any given day for each security evaluation. In addition, market indicators, industry and economic events are monitored and may serve as a trigger to acquire further corroborating market data. There were no transfers between Level 1 and Level 2 categories during the three months ended March 31, 2011 and 2010, respectively.

All of the Company’s marketable securities are classified as available-for-sale. The following tables illustrate the Company’s available-for-sale marketable securities as of the dates indicated:

	March 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Treasury securities	$3,796	$2	$—	$3,798
Debt securities of U.S. government-sponsored entities	32,156	3	(18)	32,141
Commercial paper	8,987	9	—	8,996
Corporate debt securities	13,489	1	(8)	13,482
Total	$58,428	$15	$(26)	$58,417

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Treasury securities	$3,818	$—	$—	$3,818
Debt securities of U.S. government-sponsored entities	20,825	1	(7)	20,819
Commercial paper	11,868	2	(1)	11,869
Corporate debt securities	9,134	0	(5)	9,129
Total	$45,645	$3	$(13)	$45,635

The Company had no realized gains or losses on available-for-sale marketable securities for the three months ended March 31, 2011 and 2010, respectively.

The following table summarizes the Company’s portfolio of available-for-sale marketable securities by contractual maturity as of the dates indicated:

	March 31, 2011		December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$45,429	$45,435	$45,645	$45,635
Due in more than one year but less than five years	12,999	12,982	—	—
Total	$58,428	$58,417	$45,645	$45,635

Note 4. Contract Research Arrangements

In November 2007, the Company entered into a Collaborative Diagnostic Development Agreement with Pfizer Inc. to provide research and development services for the development of a diagnostic product for renal cell cancer. The Company received an initial payment of $1.5 million and was initially eligible to receive a payment of $2.2 million upon joint agreement on a gene identification plan, $5.0 million in additional payments upon the earlier of Pfizer’s election to initiate the next phase of development or a specified number of months from the date the Company received the sample set and related clinical data necessary to conduct the first phase of development, and a final payment of $1.5 million upon completion of clinical validation. Completion of clinical validation represents a substantive milestone and the Company will recognize the $1.5 million payment upon completion. All other payments were not considered substantive milestones as they are not based solely on the Company’s past performance. Such payments are recognized using a performance-based model and revenue is recognized following delivery of effort as compared to an estimate of total expected effort. The Company did not recognize any revenue related to milestones under this arrangement during the three months ended March 31, 2011 and 2010, respectively.

Note 5.  Collaboration and Commercial Technology Licensing Agreements

The Company has entered into a variety of collaboration and specimen transfer agreements relating to its development efforts. The Company recorded collaboration expenses of $891,000 and $596,000 for the three months ended March 31, 2011 and 2010, respectively, relating to services provided in connection with these agreements. In addition to these expenses, some of the agreements contain provisions for royalties from inventions resulting from these collaborations. The Company has specified options and rights relating to joint inventions arising out of the collaborations.

The Company is a party to various agreements under which it licenses technology on a non-exclusive basis in the field of human diagnostics. Access to these licenses enables the Company to process its laboratory tests for the Oncotype DX tests. While certain agreements contain provisions for fixed annual payments, license fees are generally calculated as a percentage of product revenues, with rates that vary by agreement and may be tiered, and payments that may be capped at annual minimum or maximum amounts. The Company recognized costs recorded under these agreements totaling $2.8 million and $2.9 million for the three months ended March 31, 2011 and 2010, respectively, which were included in cost of product revenues.

At March 31, 2011, future fixed annual payments, exclusive of royalty payments, relating to the launch and commercialization of the Oncotype DX colon cancer test totaled $1.7 million and are payable as follows:

Fixed Future Annual Payments
(In thousands)
Payment Due:
January 2012	$300
January 2013	450
January 2014	450
January 2015	450
Total	$1,650

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

Note 6. Commitments

Lease Obligations

In September 2005, the Company entered into a non-cancelable lease for 48,000 square feet of laboratory and office space that the Company currently occupies in Redwood City, California. In November 2010, the Company executed an amendment to extend the term of the lease through March 2019, with an option to extend the term of the lease for an additional five years. The agreement included lease incentive obligations of $834,000 that are being amortized on a straight-line basis over the life of the lease. Upon execution of the lease amendment, the Company agreed to pay a $317,000 cash security deposit, which is included in other assets on the condensed consolidated balance sheets, in exchange for the release of a $500,000 letter of credit held as security under the original lease. The letter of credit was released in January 2011.

In January 2007, the Company entered into a non-cancelable lease for an additional 48,000 square feet of laboratory and office space. In November 2010, the Company executed an amendment to extend the term of the lease through March 2018, with an option to extend the term of the lease for an additional five years. The agreement included lease incentive obligations totaling $283,000 that are being amortized on a straight-line basis over the life of the lease. In connection with this lease, the Company paid a $151,000 cash security deposit, which is included in other assets on the condensed consolidated balance sheets.

In October 2009, the Company entered into a non-cancelable agreement to lease an additional 30,500 square feet of office space near the locations the Company currently occupies. The lease expires in March 2018, with an option for the Company to extend the term of the lease for an additional five years. The agreement includes lease incentive obligations of $307,000 which are being amortized on a straight-line basis over the life of the lease. In connection with this lease, the Company paid a $183,000 cash security deposit, which is included in other assets on the condensed consolidated balance sheets.

In May 2010, the Company’s European subsidiary entered into a non-cancelable lease for approximately 2,500 square feet of office space in Geneva, Switzerland. The lease expires in May 2015. In connection with this lease, the Company paid a CHF 100,800 cash security deposit, which is classified as restricted cash on the condensed consolidated balance sheets.

Future non-cancelable commitments under these operating leases at March 31, 2011 were as follows:

Annual Payments
(In thousands)
Years Ending December 31,
2011(remainder of year)	$1,843
2012	2,782
2013	2,915
2014	2,999
2015	3,024
2016 and thereafter	7,030
Total minimum payments	$20,593

Note 7. Stock-Based Compensation

The Company recorded $2.9 million and $2.6 million of employee stock-based compensation expense for the three months ended March 31, 2011 and 2010, respectively, including expense for stock option grants and restricted stock unit awards. Employee stock-based compensation expense was calculated based on options and awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Employee stock-based compensation expense includes expense related to awards to outside directors of the Company.

Restricted Stock Units

The Company granted 287,808 restricted stock units with a grant-date fair value equal to $6.6 million to employees during the three months ended March 31, 2011. Each restricted stock unit entitles the recipient to receive one share of the Company’s common stock upon vesting. Restricted stock units awarded during the three months ended March 31, 2011 included 285,778 restricted stock units awarded to employees and 2,030 restricted stock units awarded to outside directors serving on the Company’s board. Restricted stock units awarded to employees generally vest as to one-third of the total number of shares awarded annually over a three-year period. Restricted stock units awarded to directors were in lieu of fees paid for director service and vested immediately on the award date. The Company did not grant any restricted stock units to employees or outside directors during the three months ended March 31, 2010.

Stock Option Grants

The Company granted options to purchase 479,400 and 1.1 million shares of common stock to employees during the three months ended March 31, 2011 and 2010, respectively. The Company values its stock option grants using the Black-Scholes option valuation model. Option valuation models require the input of highly subjective assumptions that can vary over time. The Company’s assumptions regarding expected volatility are based on the historical volatility of the Company’s common stock. The expected life of options granted is estimated based on historical option exercise data and assumptions related to unsettled options. The risk-free interest rate is estimated using published rates for U.S. Treasury securities with a remaining term approximating the expected life of the options granted. The Company uses a dividend yield of zero as it has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future. The weighted-average fair values and assumptions used in calculating such values during each fiscal year are as follows:

	Three Months Ended March 31,
	2011	2010
Expected volatility	47%	53%
Risk-free interest rate	2.34%	2.59%
Expected life of options in years	6.27	5.86
Weighted-average fair value	$11.12	$8.92

For the three months ended March 31, 2011, the Company issued 236,359 shares of common stock in connection with the exercise of stock options with a weighted-average exercise price of $13.17 per share. For the three months ended March 31, 2010, the Company issued 94,511 shares of common stock in connection with the exercise of stock options with a weighted-average exercise price of $8.14 per share.

Note 8. Income Tax

The Company recorded income tax expense of $69,000 and $146,000 for the three months ended March 31, 2011 and 2010, respectively, which was computed using the “discrete” (or “cut-off”) method and was principally comprised of state income taxes and foreign taxes. The difference of income tax expense between the provision and the statutory rate of the Company’s loss before income taxes and provision actually recorded was primarily due to the impact of nondeductible stock-based compensation expenses. No federal tax provision was recorded due to the utilization of net operating loss carryforwards for federal and alternative minimum tax purposes.

The Company is required to reduce its deferred tax assets by a valuation allowance if it is more likely than not that some or all of its deferred tax assets will not be realized. Management must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of the valuation allowance, if any, the Company assesses the likelihood that it will be able to recover its deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses, the Company determined that, based on all available evidence, there was substantial uncertainty as to whether it will recover recorded net deferred taxes in future periods. Accordingly, the Company recorded a valuation allowance against all of its net deferred tax assets for the three months ended March 31, 2011 and 2010, respectively. The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Should the actual timing differences differ from the Company’s estimates, the amount of its valuation allowance could be materially impacted.

The Company had $768,000 of unrecognized tax benefits as of March 31, 2011 and December 31, 2010. The Company does not anticipate a material change to its unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of its income tax provision in its consolidated statements of operations. All tax years from 2000 forward remain subject to future examination by federal, state and foreign tax authorities.

Note 9. Subsequent Event

On July 8, 2010, the Company filed an action in the Supreme Court of California, County of San Mateo seeking repayment of approximately $3.6 million dollars paid to Incyte Corporation pursuant to the LifeSeq Collaborative Agreement between it and Incyte, dated March 30, 2001, as amended. Incyte filed a counter claim seeking unspecified damages and removed the case to the U.S. District Court for the Northern District of California. The parties entered into a settlement agreement effective April 29, 2011 which provided among other things for the payment of $800,000  to the Company by Incyte which amount was received by the Company in May 2011 and the provision to the Company of a paid in full license for all its current and future products and services for intellectual property previously licensed pursuant to the LifeSeq Collaborative Agreement between the parties. The $800,000 payment will be reflected as a reduction to license fee expense within cost of product revenues for the three months and six months ended June 30, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our expectation that, for the foreseeable future, a significant amount of our revenues will be derived from Oncotype DX for breast cancer; the factors that may impact our financial results; the extent of our net losses and our ability to achieve sustained profitability; our ability to recognize revenues other than on a cash basis; our business strategy and our ability to achieve our strategic goals; our expectations regarding product revenues; the amount of future revenues that we may derive from Medicare patients or categories of patients; our plans to pursue reimbursement on a case-by-case basis; our ability, and expectations as to the amount of time it will take, to achieve reimbursement from third-party payors and government insurance programs for new tests or in new markets; our expectations regarding our international expansion and opportunities, and our expectations regarding revenues from international sales; our intent to enter into additional foreign distribution arrangements; the factors we believe to be driving demand for our tests and our ability to sustain or increase such demand; our success in increasing patient and physician demand as a result of our direct sales approach and our sales forces’ capacity to sell our tests; plans for, and the timeframe for the development or commercial launch of, future tests or enhancements to address different patient populations of breast or colon cancer, other types of cancer or specific cancer treatments; the factors that we believe will drive the establishment of coverage policies; the capacity of our clinical reference laboratory to process tests and our expectations regarding capacity; our dependence on collaborative relationships and the success of those relationships; whether any tests will result from our collaborations; the applicability of clinical results to actual outcomes; our estimates and assumptions with respect to disease incidence; the occurrence, timing, outcome or success of clinical trials or studies; our plans with respect to additional development or clinical studies; our expectations regarding timing of the announcement or publication of research results; the benefits of our technology platform; the economic benefits of our tests to the healthcare system; the ability of our tests to impact treatment decisions; our beliefs regarding our competitive benefits; our expectations regarding the ability of our technology to continue to increase throughput; our expectations regarding our future technologies and their potential benefits; our belief that multi-gene analysis provides better analytical information; our beliefs regarding the benefits of genomic analysis in various patient populations; our expectations regarding clinical development processes future tests may follow; our beliefs regarding the benefits of individual gene reporting; our expectation that our research and development, general and administrative and sales and marketing expenses will increase and our anticipated uses of those funds; our expectations regarding capital expenditures; our ability to comply with the requirements of being a public company; our ability to attract and retain experienced personnel; the adequacy of our product liability insurance; how we intend to spend our existing cash and how long we expect our existing cash to last; our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing; our expected future sources of cash; our expectations regarding incurrence of debt; our compliance with federal, state and foreign regulatory requirements; the potential impact resulting from the regulation of our tests by the U.S. Food and Drug Administration, or FDA, and our belief that our tests are properly regulated under the Clinical Laboratory Improvement Amendments of 1988, or CLIA; the impact of new or changing policies, regulation or legislation on our business; the impact of seasonal fluctuations on our business; our belief that we have taken reasonable steps to protect our intellectual property; our strategies regarding filing additional patent applications to strengthen our intellectual property rights; the impact of changing interest rates; our beliefs regarding our unrecognized tax benefits or our valuation allowance; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; the impact of the economy on our business, patients and payors; and anticipated trends and challenges in our business and the markets in which we operate.

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A of this report, as well as our ability to develop and commercialize new products and product enhancements; the risk of unanticipated delays in research and development efforts; the risk that we may not obtain or maintain reimbursement for our existing tests or any future tests we may develop; the risk that reimbursement pricing may change; the risks and uncertainties associated with the regulation of our tests by the FDA or regulatory agencies outside of the U.S.; the impact of new legislation or regulations on our business; our ability to compete against third parties; our ability to obtain capital when needed; the economic environment; and our history of operating losses. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to update any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

For the three months ended March 31, 2011, 16,240 Oncotype DX test reports were delivered for use in treatment planning, compared to more than 13,310 reports delivered for the three months ended March 31, 2010. All of our tests are conducted at our clinical reference laboratory in Redwood City, California. Our clinical reference laboratory processing capacity is currently approximately 18,000 tests per calendar quarter. As test processing for our Oncotype DX breast and colon cancer tests is essentially the same, except that the tests use different RNA extraction methods and analyze different genes, we believe that we currently have sufficient capacity to process both of our tests.

We depend upon third-party payors to provide reimbursement for our tests. Accordingly, we have and expect to continue to focus substantial resources on obtaining reimbursement coverage from third-party payors.

We have also continued to expand our business, both in the United States and internationally. We plan to continue to use essentially the same business model internationally as we use in the United States, however, there are significant differences between countries that need to be considered. For example, different countries may have a public healthcare system, a combination of public and private healthcare system or a cash-based payment system. Our initial commercialization efforts in markets outside of the United States have focused on offering products on a patient self-pay basis and, over time, seeking coverage from public health systems and private insurance on a country by country basis. We have sales representatives in certain countries outside of the United States. We may decide to work directly on our own in certain countries while continuing to utilize distributors in other countries. We have established subsidiaries in Europe and have lead executives with assignments in the Americas, Europe and Asia to support our international efforts.

We expect that international sales of our Oncotype DX tests will be heavily dependent on the availability of reimbursement. In many countries, governments are primarily responsible for reimbursing diagnostic tests. Governments often have significant discretion in determining whether a test will be reimbursed at all, and if so, how much will be paid. We expect that it will take several years to establish broad coverage and reimbursement for our tests in countries outside of the United States, and we do not expect international product revenues to comprise more than 10% of our total revenues for at least the next year.

Oncotype DX Breast Cancer Test

We expect to continue to focus substantial resources on pursuing global adoption of and reimbursement for our Oncotype DX breast cancer test. We believe increased demand for our Oncotype DX breast cancer test resulted from our ongoing commercial efforts, continued publication of peer-reviewed articles on studies we sponsored, conducted or collaborated on that support the use of and reimbursement for the test, clinical presentations at major symposia, and the inclusion of our breast cancer test in clinical practice guidelines. However, this increased demand is not necessarily indicative of future growth rates, and we cannot assure you that this level of increased demand can be sustained or that publication of articles, future appearances or presentations at medical conferences or increased commercial efforts will have a similar impact on demand for our breast cancer test in the future. Sequential quarterly demand for our breast cancer test may also be impacted by other factors, including the economic environment and continued high unemployment levels, seasonal variations that have historically impacted physician office visits, our shift in commercial focus to our Oncotype DX colon cancer test or any future products we may develop, patient enrollment in Oncotype DX clinical studies and the number of clinical trials in process by cooperative groups or makers of other tests conducting experience studies.

Most national and regional third-party payors in the United States, along with the local Medicare carrier for California with jurisdiction for claims submitted by us for Medicare patients, have issued positive coverage determinations for our Oncotype DX breast cancer test for patients with node negative, or N-, estrogen receptor positive, or ER+, disease through contracts, agreements or policy decisions. The local carrier with jurisdiction for claims submitted by us for Medicare patients also provides coverage for our breast cancer test for ER+ patients with node positive, or N+, disease (up to three positive lymph nodes). Additionally, some payors provide policy coverage for the use of our test in ER+ patients with N+ disease, including lymph node micro-metastasis (greater than 0.2 mm, but not greater than 2.0 mm in size). However, we may not be able to obtain reimbursement coverage from other payors for our test for breast cancer patients with N+, ER+ disease. In April 2011, we announced the launch of a large multi-center clinical trial being led by the Southwest Oncology Group, or SWOG, one of the largest National Cancer Institute, or NCI, supported cancer cooperative groups, to determine the effect of chemotherapy in patients with N+ breast cancer who have a Recurrence Score result less than or equal to 25 as determined by our Oncotype DX breast cancer test.

As of March 31, 2011, we had distribution agreements for our Oncotype DX breast cancer test with 15 distributors in countries outside of the United States, and have established reimbursement arrangements for this test with several public and private payors and hospitals. We have obtained initial coverage for our test in Canada, Germany, Greece, Ireland, Israel, Mexico, Spain, Venezuela and the United Kingdom and have completed or initiated multiple international studies intended to support the adoption of our breast cancer test outside of the United States. In March 2011 at the St. Gallen International Breast Conference, we presented results of nine studies from seven countries demonstrating chemotherapy reduction and overall cost effectiveness when Oncotype DX is used. We expect that it may take several years to establish coverage with public and private payors outside of the United States and we may not be able to obtain such reimbursement.

Oncotype DX Colon Cancer Test

We expect to continue to focus substantial resources on pursuing global adoption of and reimbursement for our Oncotype DX colon cancer test. We believe the key factors that will drive adoption of this test include publication of peer-reviewed articles on the QUASAR clinical validation study and other studies we sponsored, conducted or collaborated on that support the use of and reimbursement for the test, clinical presentations at major symposia and our ongoing commercial efforts. We are working with public and private payors and health plans to secure coverage for our colon cancer test based upon clinical evidence showing the utility of the test. We may need to hire additional commercial, scientific, technical and other personnel to support this process.

We have obtained limited reimbursement coverage for our Oncotype DX colon cancer test from third-party payors, including Kaiser Foundation Health Plan, Inc. As a new test, our colon cancer test may be considered investigational by payors and therefore may not be covered under their reimbursement policies. Consequently, we intend to pursue case-by-case reimbursement and expect that this test will continue to be reviewed on this basis until policy decisions have been made by individual payors. We are also working with public and private payors and health plans to secure coverage for our Oncotype DX colon cancer test based upon clinical evidence showing the utility of the test. We believe it may take several years to achieve reimbursement with a majority of third-party payors for our colon cancer test. However, we cannot predict whether, at what rate, or under what circumstances, payors will reimburse for this test. Based upon our experience in obtaining adoption of and reimbursement for our Oncotype DX breast cancer test, we do not expect product revenues from our colon cancer test to comprise more than 10% of our total revenues for at least the next year or more.

We expect to report results from our second stage II colon cancer recurrence study in first half of 2011, and we are currently enrolling patients in our first treatment decision impact study of our colon cancer test. We are planning additional studies to support the clinical utility and assess the treatment impact and health economic benefit of our colon cancer test. Additionally, we plan to continue conducting early development studies to evaluate our Oncotype DX colon cancer test for treatment planning in stage III disease, and we are also conducting studies to investigate our colon cancer test’s ability to predict chemotherapy benefit in stage II and stage III colon cancer patients treated with oxaliplatin.

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

In February 2011, at the American Society of Clinical Oncology Genitourinary Cancer Symposium and the United States and Canadian Academy of Pathology meeting, we presented positive full results from our prostate gene identification study. The study, which applied the same reverse transcription polymerase chain reaction, or RT-PCR, technology used in our Oncotype DX breast and colon cancer tests, identified 295 genes strongly associated with clinical recurrence of prostate cancer following radical prostatectomy. Based on these results, we announced that we are moving forward with full clinical development for a prostate cancer test and plan to conduct multiple additional studies.

We are continuing work under our collaboration agreement with Pfizer Inc. for the development of a genomic test to estimate the risk of recurrence following surgery for patients with stage I-III renal carcinoma, clear cell type, that has not spread to other parts of the body. Based on results from our first renal gene identification study, which demonstrated a strong correlation between gene expression and recurrence risk in this patient population, we are planning a renal cancer clinical validation study.

Technology

We are developing high-throughput, “next generation” sequencing, or NGS, to be our primary technology for future gene discovery. NGS technologies parallelize the sequencing process, producing millions of sequences at once. These technologies are intended to provide DNA sequence information at lower cost than standard methods. We have created proprietary methods for NGS of fixed paraffin embedded, or FPE, tissue nucleic acids, created bioinformatics programs and infrastructure for data storage and analysis, and plan to rely on NGS as the technological source of new biomarkers in the future.

Economic Environment

Continuing concerns over prolonged high unemployment levels across the United States, the availability and cost of credit, the U.S. mortgage market, the U.S. real estate market, Federal budget proposals, proposed regulatory changes, inflation, deflation, taxation issues, energy costs and geopolitical issues have contributed to increased volatility and uncertain expectations for the U.S. economy. These factors, combined with uncertainties in business and consumer confidence and a volatile stock market, have precipitated an economic slowdown and expectations of slower global economic growth going forward. We periodically evaluate the impact of this environment on our cash management, cash collection activities and volume of tests delivered.

As of the date of this report, we have not experienced a loss of principal on any of our investments, and we expect that we will continue to be able to access or liquidate these investments as needed to support our business activities. From time to time, we monitor the financial position of our significant third-party payors, which include Medicare and managed care companies. As of the date of this report, we do not expect the current economic environment to have a material negative impact on our ability to collect payments from third-party payors in the foreseeable future. The economic environment continued to impact growth in tests delivered and revenues generated during the three months ended March 31, 2011. We intend to continue to assess the impact of the economic environment on our business activities. If the economic environment does not improve or deteriorates, the volume of tests delivered could continue to be negatively impacted and we could, in turn, experience lower revenues.

U.S. Healthcare Legislation

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or, collectively, the PPACA, enacted in March 2010, makes changes that are expected to significantly impact the pharmaceutical and medical device industries and clinical laboratories. The PPACA contains a number of provisions designed to generate the revenues necessary to fund expanded health insurance coverage, including new fees or taxes on certain health-related industries, including medical device manufacturers. Beginning in 2013, each medical device manufacturer will have to pay sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices. Though there are some exceptions to the tax, because the FDA maintains that clinical laboratory tests that are developed and validated by a laboratory for its own use, or LDTs, such as our Oncotype DX breast and colon cancer tests, are medical devices, it may apply to some or all of our current products and products in development. The PPACA also mandates a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule, and a productivity adjustment to the Clinical Laboratory Fee Schedule. In addition, the PPACA establishes a board that is charged with reducing the per capita rate of growth in Medicare spending. These reductions in payments may apply to some or all of our clinical laboratory tests delivered to Medicare beneficiaries.

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

As of March 31, 2011, we had agreements with 15 distributors in various countries outside of the United States The distributor provides us with certain marketing and administrative services within its territory. As a condition of these agreements, the distributor pays us an agreed upon fee per test and we process the tests. The same revenue recognition criteria described above generally apply to tests received through international distributors. Product revenues for tests performed are recognized on an accrual basis when the following revenue recognition criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. To the extent all criteria set forth above are not met when test results are delivered, product revenues are generally recognized when cash is received from the distributor.

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

As of March 31, 2011, amounts outstanding for tests delivered, net of write-downs and adjustments, which were not recognized as revenue upon delivery because our accrual revenue recognition criteria were not met and which had not been collected, totaled approximately $34 million. We cannot provide any assurance as to when, if ever, and to what extent these amounts will be collected.

From time to time, we receive requests for refunds of payments, generally due to overpayments made by third-party payors. Upon becoming aware of a refund request, we establish an accrued liability for tests covered by the refund request until such time as we determine whether or not a refund is due. If we determine that a refund is due, we credit cash and reduce the accrued liability. Accrued refunds were $590,000 and $659,000 at March 31, 2011 and December 31, 2010, respectively.

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

Accounts Receivable

We accrue an allowance for doubtful accounts against our accounts receivable based on estimates consistent with historical payment experience. Our allowance for doubtful accounts is evaluated quarterly and adjusted when trends or significant events indicate that a change in estimate is appropriate. Historically, the amounts of uncollectible accounts receivable that have been written off have been consistent with management’s expectations. We cannot assure you that we will not experience higher than expected write-offs in the future. As of March 31, 2011 and December 31, 2010, our allowance for doubtful accounts was $776,000 and $680,000, respectively. See “Liquidity and Capital Resources” for additional information, including a summary of accounts receivable aging by payor mix.

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

All potential future product programs outside of breast and colon cancer are in the research or development phase. Although we have estimated the time frame in which some of these products may be brought to market, the timing is uncertain given the technical challenges and clinical variables that exist between different types of cancers. We maintain information regarding costs incurred for activities performed under certain contracts with biopharmaceutical and pharmaceutical companies. However, we do not generally record or maintain information regarding costs incurred in research and development on a program-specific basis. Our research and development staff and associated infrastructure resources are deployed across several programs. Many of our costs are thus not attributable to individual programs. As a result, we are unable to determine the duration and completion costs of our research and development programs or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product.

Stock-based Compensation Expense

Compensation expense related to restricted stock unit awards is based on the market value of the Company’s common stock at the date of grant and is recognized as expense ratably over the requisite service period. Compensation expense related to stock option grants is estimated at the date of grant based on the fair value of the award using the Black-Scholes option valuation model and is recognized as expense ratably over the requisite service period. The application of option valuation models requires significant judgment and the use of estimates, particularly surrounding assumptions used in determining fair value. The Black-Scholes option valuation model requires the use of estimates, such as stock price volatility and expected option lives, to value stock-based compensation. Our assumptions regarding expected volatility are based on the historical volatility of our common stock. The expected life of options is estimated based on historical option exercise data and assumptions related to unsettled options. Expected forfeiture rates for both restricted stock unit awards and stock option grants are based on historical data, and compensation expense is adjusted for actual results.

We review our valuation assumptions on an ongoing basis, and, as a result, our assumptions used to value stock awards granted in future periods may change. See Note 7, “Stock-Based Compensation,” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Deferred Tax Assets

We are required to reduce our deferred tax assets by a valuation allowance if it is more likely than not that some or all of our deferred tax assets will not be realized. We must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of our valuation allowance, if any, we assess the likelihood that we will be able to recover our deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses, we determined that, based on all available evidence, there was substantial uncertainty as to our ability to realize recorded net deferred taxes in future periods. Accordingly, we recorded a valuation allowance against all of our net deferred tax assets at both March 31, 2011 and December 31, 2010.

Results of Operations

Three Months Ended March 31, 2011 and 2010

We recorded a net loss of $286,000 for the three months ended March 31, 2011 compared to a net loss of $1.9 million for the three months ended March 31, 2010. On a basic and diluted per share basis, net loss was $0.01 for the three months ended March 31, 2011 compared to $0.07 for the three months ended March 31, 2010. We may incur net losses in future periods due to future spending and fluctuations in our business, and we may not achieve or maintain sustained profitability in the future.

Revenues

We derive our revenues primarily from product sales and, to a lesser extent, from contract research arrangements. We operate in one industry segment. As of March 31, 2011, substantially all of our product revenues have been derived from the sale of our Oncotype DX breast cancer test. Payors are billed upon generation and delivery of a Recurrence Score report to the physician. Product revenues are recorded on a cash basis unless a contract or arrangement to pay is in place with the payor at the time of billing and collectibility is reasonably assured. Contract revenues are derived from studies conducted with biopharmaceutical and pharmaceutical companies and are recorded as contractual obligations are completed.

	For the Three Months Ended March 31,
	2011	2010
	(In thousands)
Product revenues	$49,458	$40,266
Contract revenues	352	963
Total revenues	$49,810	$41,229
Quarter over quarter dollar increase in product revenues	$9,192
Quarter over quarter percentage increase in product revenues	23%

The increase in product revenues for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 resulted from increased adoption, as evidenced by a 22% period over period increase in test volume. We also experienced expanded reimbursement coverage and an increase in revenues recorded on an accrual basis. Approximately $31.6 million, or 64%, of product revenues for the three months ended March 31, 2011 were recorded on an accrual basis and recognized at the time the test results were delivered, compared to $21.7 million, or 54%, for the three months ended March 31, 2010. For both periods, the balance of product revenues was recognized upon cash collection as payments were received. The timing of recognition of revenues related to third-party payments may cause fluctuations in product revenues from period to period.

Product revenues related to Medicare patients for the three months ended March 31, 2011 were $10.3 million, or 21%, of product revenues, compared to $8.3 million, or 21%, of product revenues for the three months ended March 31, 2010. There were no other third-party payors comprising product revenues of 10% or more for those periods. International product revenues increased to $4.0 million, or 8% of product revenues, for the three months ended March 31, 2011, from $1.9 million, or 5% of product revenues, for the three months ended March 31, 2010.

Contract revenues were $352,000 and $963,000 for the three months ended March 31, 2011 and 2010, respectively. Contract revenues represented studies assessing our gene expression technology or collaborative work in gene selection and protocol design with our pharmaceutical partners. The decrease in contract revenues for 2011 compared to 2010 was due entirely to ongoing activities related to our collaboration with Pfizer Inc. We expect that our contract revenues will continue to fluctuate based on the number and timing of studies being conducted.

Cost of Product Revenues

	For the Three Months Ended March 31,
	2011	2010
	(In thousands)
Tissue sample processing costs	$6,178	$5,927
Stock-based compensation	90	93
Total tissue sample processing costs	6,268	6,020
License fees	2,791	2,946
Total cost of product revenues	$9,059	$8,966
Quarter over quarter dollar increase	$93
Quarter over quarter percentage increase	1%

Cost of product revenues represents the cost of materials, direct labor, equipment and infrastructure expenses associated with processing tissue samples (including histopathology, anatomical pathology, extraction, RT-PCR, quality control analyses and shipping charges to transport tissue samples) and license fees. Infrastructure expenses include allocated information technology and facility occupancy costs. Costs associated with performing our test are recorded as tests are processed. Costs recorded for tissue sample processing represent the cost of all the tests processed during the period regardless of whether revenue was recognized with respect to that test. Royalties for licensed technology calculated as a percentage of product revenues and fixed annual payments relating to the launch and commercialization of Oncotype DX tests are recorded as license fees in cost of product revenues at the time product revenues are recognized or in accordance with other contractual obligations. While license fees are generally calculated as a percentage of product revenues, the percentage increase in license fees does not correlate exactly to the percentage increase in product revenues because certain agreements contain provisions for fixed annual payments and other agreements have tiered rates and payments that may be capped at annual minimum or maximum amounts. License fees represent a significant component of our cost of product revenues and are expected to remain so for the foreseeable future.

Tissue sample processing costs increased $251,000, or 4%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 due to an increase in test volume offset by cost controls and efficiency gains. The $155,000, or 5%, decrease in license fees included approximately $400,000 of expenses for the three months ended March 31, 2010 that were later reversed due to the discontinuance of certain license fees resulting from the abandonment of a patent by the licensor, partially offset by higher royalties due to an increase in product revenues recognized. We expect the cost of product revenues to increase in future periods to the extent we process more tests.

Research and Development Expenses

	For the Three Months Ended March 31,
	2011	2010
	(In thousands)
Personnel-related expenses	$5,146	$4,093
Stock-based compensation	763	707
Reagents and laboratory supplies	694	373
Collaboration expenses	891	564
Allocated information technology, facilities and other costs	1,668	1,308
Other expenses	929	748
Total research and development expenses	$10,091	$7,793
Quarter over quarter dollar increase	$2,298
Quarter over quarter percentage increase	29%

Research and development expenses represent costs incurred to develop our technology and carry out clinical studies and include personnel-related expenses, reagents and supplies used in research and development laboratory work, contract services, allocated information technology and facility occupancy costs, and other expenses. Research and development expenses also include costs related to activities performed under contracts with biopharmaceutical and pharmaceutical companies.

The $2.3 million, or 29%, increase in research and development expenses for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 included a $1.1 million increase in personnel-related expenses, a $360,000 increase in allocated information technology, facilities and other costs, a $327,000 increase in collaboration expenses, and a $321,000 increase in reagents and laboratory supplies expense. The $1.1 million increase in personnel-related expenses was primarily attributable to increases in salaries and benefits due to increased headcount to support projects related to our growing pipeline and ongoing work in NGS. We expect our research and development expenses to increase in future periods due to the initiation of additional studies related to our colon test and increased investment in NGS and our product pipeline for breast, colon, renal, prostate and other cancers.

Selling and Marketing Expenses

	For the Three Months Ended March 31,
	2011	2010
	(In thousands)
Personnel-related expenses	$10,916	$8,895
Stock-based compensation	793	827
Promotional and marketing materials	2,871	3,546
Travel, meetings and seminars	2,755	2,179
Allocated information technology, facilities and other costs	2,500	1,872
Other expenses	701	697
Total sales and marketing expenses	$20,536	$18,016
Quarter over quarter dollar increase	$2,520
Quarter over quarter percentage increase	14%

Our selling and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses and allocated information technology and facility occupancy costs and other expenses. These expenses include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding our genomic technologies, how our Oncotype DX tests are developed and validated and the value of the quantitative information that our tests provide. Selling and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation and dissemination of scientific and economic publications related to our Oncotype DX tests. Our sales force compensation includes annual salaries and eligibility for quarterly commissions based on the achievement of predetermined sales goals.

The $2.5 million, or 14%, increase in selling and marketing expenses for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was due to a $2.0 million increase in personnel-related expenses, a $628,000 increase in allocated information technology, facilities and other costs, and a $576,000 increase in travel, meetings and seminars expenses primarily related to our international expansion efforts, partially offset by a $675,000 decrease in promotional and marketing materials related to our colon product launch in January 2010. Of the $2.0 million increase in personnel-related expenses, $1.0 million was attributable to increases in salaries, benefits and related expenses due primarily to increased headcount, $654,000 was attributable to higher commissions and bonus payments, and $348,000 was attributable to higher consulting expenses to support our international expansion.

We expect selling and marketing expenses will continue to increase in future periods due to our efforts to establish adoption of and reimbursement for our Oncotype DX colon cancer test, continued investment in our global commercial infrastructure and increases in our sales force.

General and Administrative Expenses

	For the Three Months Ended March 31,
	2011	2010
	(In thousands)
Personnel-related expenses	$6,428	$5,222
Stock-based compensation	1,272	1,001
Occupancy and equipment expenses	3,569	3,055
Billing and collection fees	1,746	1,526
Bad debt expense	870	479
Professional fees and other expenses	1,910	1,501
Information technology, facilities and other cost allocations	(5,439)	(4,457)
Total general and administrative expenses	$10,356	$8,327
Quarter over quarter dollar increase	$2,029
Quarter over quarter percentage increase	24%

Our general and administrative expenses consist primarily of personnel-related expenses, occupancy and equipment expenses, including rent and depreciation expenses, billing and collection fees, bad debt expense, professional fees and other expenses, including intellectual property defense and prosecution costs, and other administrative costs, partially offset by cost allocations to our commercial laboratory operations, research and development, and sales and marketing functions, including allocated information technology and facility occupancy costs.

The $2.0 million, or 24%, increase in general and administrative expenses for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 included a $1.2 million increase in personnel-related expenses, a $514,000 increase in occupancy and equipment expenses, a $409,000 increase in professional fees and other expenses, a $391,000 increase in bad debt expense, a $271,000 increase in stock-based compensation expense and a $220,000 increase in billing and collection fees, partially offset by a $1.0 million increase in information technology, facilities and other costs allocated to other functional areas. Of the $1.2 million increase in personnel-related expenses, $854,000 was attributable to annual increases in salaries and benefits expenses and $352,000 was attributable to higher consulting expenses to support the growth of our business.

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

Interest and Other Income

Interest and other income was $65,000 for the three months ended March 31, 2011 compared to $108,000 for the three months ended March 31, 2010. The decrease was primarily due to a $42,000 gain on disposal of equipment recognized during the three months ended March 31, 2010. We expect our interest income will remain nominal if the current low interest rate environment continues.

Interest and Other Expense

Interest and other expense was $50,000 for the three months ended March 31, 2011 compared to $21,000 for the three months ended March 31, 2010. The decrease was due primarily to a $30,000 loss on an investment in a private company accounted for using the equity method during the three months ended March 21, 2011. We expect interest and other expense to continue to fluctuate based on the performance of an investment accounted for under the equity method and fluctuations in exchange rates that impact our foreign exchange transaction gains and losses.

Income Tax Expense

Income tax expense was $69,000 for the three months ended March 31, 2011 compared to $146,000 for the three months ended March 31, 2010. Income tax expense for both periods was principally comprised of state income taxes and foreign taxes and was computed using the discrete, or “cut-off”, method.

As a result of historical losses since inception and based on all available evidence, we continue to believe that there is substantial uncertainty as to whether we will recover recorded net deferred taxes in future periods. We intend to maintain a full valuation allowance on our deferred tax assets until sufficient evidence exists to support the reversal of all or some portion of these allowances. Accordingly, we maintained a full valuation allowance on our net deferred tax assets for the years ended March 31, 2011 and 2010, respectively.

Liquidity and Capital Resources

As of March 31, 2011, we had an accumulated deficit of $173.9 million. We may incur net losses in the future, and we cannot provide assurance as to when, if ever, we will achieve sustained profitability. We expect that our research and development, selling and marketing and general and administrative expenses will increase in future periods and, as a result, we will need to continue to generate significant product revenues to achieve sustained profitability.

	2011	2010
	(In thousands)
As of March 31:
Cash, cash equivalents and marketable securities	$76,574	$57,730
Working capital	66,250	58,466
For the three months ended March 31:
Cash provided by (used in):
Operating activities	1,122	13
Investing activities	(17,260)	(1,692)
Financing activities	3,112	710
Capital expenditures (included in investing activities above)	(2,177)	(428)

Sources of Liquidity

At March 31, 2011, we had cash, cash equivalents and marketable securities of $76.6 million compared to $57.7 million at March 31, 2010. The $18.9 million increase was attributable to increased cash collections from sales of our tests, payments from collaborators and cash received from the exercise of employee stock options, which were partially offset by investments in the growth of our business, including research and development, international expansion and strategic investments in privately held companies. In accordance with our investment policy, available cash is invested in low-risk, investment-grade debt instruments. Our cash and marketable securities are held in a variety of interest-bearing instruments including money market accounts, U.S. Treasury securities, debt obligations of U.S. government-sponsored entities, and high-grade commercial paper and corporate bonds.

Historically we have financed our operations primarily through sales of our equity securities and cash received in payment for our tests. Purchases of equipment and leasehold improvements have been partially financed through capital equipment financing arrangements. Our notes payable under these arrangements were paid in full as of November 2010.

Accounts Receivable

At March 31, 2011 and December 31, 2010, $16.3 million, or 14%, and $14.3 million, or 13%, respectively, of our total assets consisted of accounts receivable. The $2.0 million year over year increase in accounts receivable was attributable to additional payors moving from cash basis to accrual basis. Days sales outstanding, or DSOs, is a measure of the average number of days it takes for us to collect our accounts receivable, calculated from the date that tests are billed. At March 31, 2011 and December 31, 2010, our average DSOs were 53 days and 52 days, respectively. The timing of our billing and cash collections causes fluctuations in our monthly DSOs and accounts receivable.

The following tables summarize accounts receivable by payor mix at March 31, 2011 and December 31, 2010:

	March 31, 2011
	Total	% of Total	Current	31-60 Days	61-90 Days	91-120 Days	121 to 180 Days	Over 180 Days
	(In thousands)
Managed care and other	$12,406	73%	$7,345	$1,896	$998	$526	$589	$1,052
Medicare	4,632	27	3,809	208	102	65	137	311
Total	17,038	100%	$11,154	$2,104	$1,100	$591	$726	$1,363
Allowance for doubtful accounts	(776)
Net accounts receivable	$16,262

	December 31, 2010
	Total	% of Total	Current	31-60 Days	61-90 Days	91-120 Days	121 to 180 Days	Over 180 Days
	(In thousands)
Managed care and other	$9,725	65%	$5,367	$1,598	$706	$525	$579	$950
Medicare	5,261	35	4,070	666	73	110	103	239
Total	14,986	100%	$9,437	$2,264	$779	$635	$682	$1,189
Allowance for doubtful accounts	(680)
Net accounts receivable	$14,306

Cash Flows

Net cash provided by operating activities was $1.1 million for the three months ended March 31, 2011, compared to net cash provided by operating activities of $13,000 for the three months ended March 31, 2010. Net cash provided by operating activities includes net loss adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the three months ended March 31, 2011 reflected a net loss of $286,000, adjusted for $4.8 million of stock-based compensation and depreciation and amortization expense, partially offset by a $2.0 million increase in accounts receivable and a $1.4 million decrease in accrued expenses and other liabilities. Net cash provided by operating activities for the three months ended March 31, 2010 reflected a net loss of $1.9 million, adjusted for $4.3 million of stock-based compensation and depreciation and amortization expense, and a $923,000 increase in deferred revenues, which included a $1.9 million payment from a collaborator, offset by a $1.9 million increase in accounts receivable and a $1.3 million decrease in accrued compensation expense.

Net cash used in investing activities was $17.3 million for the three months ended March 31, 2011, compared to net cash used in investing activities of $1.7 million for the three months ended March 31, 2010. Our investing activities have consisted predominately of purchases and maturities of marketable securities and capital expenditures. Net cash used in investing activities for the three months ended March 31, 2011 included $12.8 million in net purchases of marketable securities, a $2.3 million investment in a privately held company and $2.2 million in capital expenditures. Net cash used in investing activities for the three months ended March 31, 2010 included $1.3 million in net purchases of marketable securities and $428,000 in capital expenditures.

Net cash provided by financing activities was $3.1 million for the three months ended March 31, 2011, compared to net cash provided by financing activities of $710,000 for the three months ended March 31, 2010. Our financing activities have historically included sales of our equity securities and payments on our capital equipment financing arrangements. Net cash provided by financing activities for the three months ended March 31, 2011 included $3.1 million in proceeds from the issuance of our common stock upon the exercise of employee stock options. Net cash provided by financing activities for the three months ended March 31, 2010 included $769,000 in proceeds from the issuance of our common stock upon the exercise of employee stock options, partially offset by $59,000 in principal payments on our debt.

Contractual Obligations

The following table summarizes our significant contractual obligations as of March 31, 2011 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Non-cancelable operating lease obligations	$20,593	$2,489	$5,790	$6,039	$6,275

Our non-cancelable operating lease obligations are for laboratory and office space. In September 2005, we entered into a non-cancelable lease for 48,000 square feet of laboratory and office space in Redwood City, California. This lease, as amended, expires in March 2019. In January 2007, we entered into a non-cancelable lease for 48,000 square feet of additional laboratory and office space in a nearby location. This lease, as amended, expires in March 2018. In October 2009, we entered into a non-cancelable lease an additional 30,500 square feet of office space in a nearby location. This lease, as amended, expires in March 2018. In May 2010, we entered into a non-cancelable lease for 2,500 square feet of office space in Geneva, Switzerland. This lease expires in May 2015.

We are required to make a series of fixed annual payments under one of our collaboration agreements beginning with the January 2010 launch of our Oncotype DX colon cancer test. We made payments under this agreement of $150,000 in 2010 and $200,000 in 2011. As of March 31, 2011, future annual payments under this agreement totaled $1.7 million, of which $300,000 is due in 2012 and $450,000 is due in each of the years 2013, 2014 and 2015. However, because this agreement may be terminated by either party upon 30 days prior written notice, these payments are not included in the table above.

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

Operating Capital and Capital Expenditure Requirements

We achieved positive operating cash flow for the three months ended March 31, 2011 and the year ended December 31, 2010. We currently anticipate that our cash, cash equivalents and marketable securities, together with payments for our Oncotype DX tests, will be sufficient to fund our operations and facilities expansion plans for at least the next 12 months, including the expansion of our research and development programs, establishment of adoption of and reimbursement for our Oncotype DX colon cancer test, and our international expansion efforts. We expect to spend approximately $7 million over the next 12 months for planned laboratory equipment, information technology expansion and facilities expansion. We may also use cash to acquire or fund additional investments in complementary businesses, technologies, services or products. We expect that our cash, cash equivalents and marketable securities will be also be used to fund working capital and for other general corporate purposes, such as licensing technology rights, distribution arrangements for our tests outside of the United States or expanding our direct sales capabilities outside of the United States.

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

•             the rate of progress and cost of research and development activities associated with products in research and development focused on cancers other than breast and colon cancer;

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

Off-Balance Sheet Arrangements

As of March 31, 2011, we had no material off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and marketable securities. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. Our investments in marketable securities, which are comprised primarily of money market funds, obligations of U.S. Government agencies and government-sponsored entities, commercial paper and corporate bonds, are subject to default, changes in credit rating and changes in market value. These investments are subject to interest rate risk and will decrease in value if market interest rates increase.

Our cash, cash equivalents and marketable securities, totaling $76.6 million at March 31, 2011, did not include any auction preferred stock, auction rate securities or mortgage-backed investments. We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. The securities in our investment portfolio are classified as available for sale and are subject to minimal interest rate risk. To date, we have not experienced a loss of principal on any of our marketable securities. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels at March 31, 2011, the impact on the fair value of these securities or our cash flows or income would not be material.

Foreign Currency Exchange Risk

Substantially all of our revenues are recognized in U.S. dollars. Certain expenses related to our international activities are payable in foreign currencies. As a result, factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets will affect our financial results. We recognized net foreign exchange transaction losses of $20,000 and $16,000 for the three months ended March 31, 2011 and 2010, respectively. The functional currency of our wholly-owned subsidiaries incorporated outside of the United States is the U.S. dollar, so we are not currently subject to gains and losses from foreign currency translation of the subsidiary financial statements. We currently do not hedge foreign currency exchange rate exposure. Although the impact of currency fluctuations on our financial results has been immaterial in the past, there can be no guarantee that the impact of currency fluctuations related to our international activities will not be material in the future.

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

We have historically incurred substantial net losses. For the three months ended March 31, 2011, we incurred a net loss of $286,000. From our inception in August 2000 through March 31, 2011, we had an accumulated deficit of $173.9 million. We expect to continue to invest in our product pipeline, including our current Oncotype DX tests and future products, our global commercial infrastructure and our laboratory operations. For the three months ended March 31, 2011, our research and development expenses were $10.1 million and our sales and marketing expenses were $20.5 million. We expect our expense levels to continue to increase for the foreseeable future as we seek to expand the clinical utility of our Oncotype DX breast cancer test, drive adoption of and reimbursement for our Oncotype DX colon cancer test and develop new tests. As a result, we will need to generate significant revenues in order to achieve sustained profitability. Our failure to achieve sustained profitability in the future could cause the market price of our common stock to decline.

Continued weak general economic or business conditions could have a negative impact on our business.

Continuing concerns over prolonged high unemployment levels across the United States, the availability and cost of credit, the U.S. mortgage market, the U.S. real estate market, Federal budget proposals, proposed regulatory changes, inflation, deflation, taxation issues, energy costs and geopolitical issues have contributed to increased volatility and uncertain expectations for the U.S. economy. These factors, combined with uncertainties in business and consumer confidence and a volatile stock market, have precipitated an economic slowdown and expectations of slower economic growth going forward. These economic conditions continued to impact growth in tests delivered and revenues generated during the three months ended March 31, 2011. If the economic environment does not improve or deteriorates, our business, including our patient population, our suppliers and our third-party payors, could be negatively affected, resulting in a negative impact on our product revenues.

Healthcare policy changes, including recently enacted legislation reforming the U.S. healthcare system, may have a material adverse effect on our financial condition and results of operations.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the PPACA, enacted in March 2011 makes changes that are expected to significantly impact the pharmaceutical and medical device industries and clinical laboratories. Beginning in 2013, each medical device manufacturer will have to pay a sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices. Although there are some exceptions, because the FDA maintains that clinical laboratory tests that are developed and validated by a laboratory for its own use, or LDTs, such as our Oncotype DX breast and colon cancer tests, are medical devices, this tax may apply to some or all of our current products and products in development. The PPACA also mandates a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule of 1.75% for the years 2011 through 2015. This adjustment is in addition to a productivity adjustment to the Medicare Clinical Laboratory Fee Schedule. These or other reductions in payments may apply to some or all of our clinical laboratory test services furnished to Medicare beneficiaries.

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

If we are unable to obtain or maintain reimbursement from private payors and Medicare and Medicaid programs for our existing tests or new tests or test enhancements we may develop in the future, our ability to generate revenues could be limited. We have in the past, and will likely in the future, experience delays and temporary interruptions in the receipt of payments from third-party payors due to contract implementation steps, documentation requirements and other issues, which could cause our revenues to fluctuate from period to period.

If we are unable to obtain or maintain adequate reimbursement for our tests outside of the United States, our ability to expand internationally will be compromised.

The majority of our international product revenues are currently generated by patient self-pay and third party reimbursement for our Oncotype DX breast cancer test and through clinical collaborations. In many countries outside of the United States, various coverage, pricing and reimbursement approvals are required. We expect that it will take several years to establish broad coverage and reimbursement for our tests with payors in countries outside of the United States, and our efforts may not be successful. In addition, because we rely on distributors in certain countries to obtain reimbursement for our tests, to the extent we do not have direct reimbursement arrangements with payors, we may not be able to retain reimbursement coverage with a particular payor if our agreement with a distributor is terminated or expires.

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

There is no specific Current Procedural Terminology, or CPT, procedure code or group of codes to report the Oncotype DX breast or colon cancer tests. The tests are reported under a non-specific, unlisted procedure code, which is subject to manual review of each claim. With regard to Medicare’s current reimbursement of our Oncotype DX breast cancer test, we were informed that, under the local coverage determination, claims are to be paid consistent with the average allowed reimbursement rate for claims that were billed and processed to completion as of September 30, 2005. This reimbursement rate remains in effect as of the date of this report, but is subject to review and adjustment. A Healthcare Common Procedure Coding System, or HCPCS, code has been issued effective January 1, 2006 for the Oncotype DX breast cancer test that some private third-party payors may accept on claims for the test. However, Medicare will not accept this HCPCS code. The American Medical Association, which has the copyright on the CPT coding system, has established a work group to develop a new coding framework for non-infectious disease molecular pathology testing and recommend new codes to the panel, which determines new and revised codes and descriptors. It is possible that this process will result in a new code or codes to report and bill for our Oncotype DX tests, and such codes may result in higher or lower reimbursement of our tests. Whether or not we obtain a specific CPT code for our tests, there can be no assurance that an adequate payment rate will continue to be assigned to the tests, which could have a negative impact on our revenues.

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

Reimbursement on behalf of patients covered by Medicare accounted for 21% of our product revenues for both the three months ended March 31, 2011 and 2010. While there were no other third-party payors with product revenues of 10% or more for these periods, there have been in the past, and may be in the future, other payors accounting for 10% or more of our product revenues. Because the majority of stage II colon cancer patients in the United States are age 65 and over, we may become more dependent on Medicare reimbursement in the future. It is possible that Medicare or other third-party payors that provide reimbursement for our tests may suspend, revoke or discontinue coverage at any time, or may reduce the reimbursement rates payable to us. Any such action could have a negative impact on our revenues.

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

If the FDA decides to regulate our tests, it may require additional pre-market clinical testing prior to submitting a regulatory notification or application for commercial sales. If we are required to conduct pre-market clinical trials, whether using prospectively acquired samples or archival samples, delays in the commencement or completion of clinical testing could significantly increase our test development costs and delay commercialization of any future tests, including our test for prostate cancer currently in development, and interrupt sales of our current tests. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to delay or denial of regulatory clearance or approval. The commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the clinical trial.

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

We have multiple tests in development and devote considerable resources to research and development. For example, we are conducting development studies in breast, colon, prostate, renal cell and lung cancers. There can be no assurance that our technologies will be capable of reliably predicting the recurrence or drug response of cancers other than breast and colon cancer with the sensitivity and specificity necessary to be clinically and commercially useful. In addition, before we can develop diagnostic tests for new cancers or other diseases and commercialize any new products, we will need to:

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

As of March 31, 2011, we had 13 issued patents in the United States and 16 issued patents internationally covering genes and methods that are components of the Oncotype DX breast cancer test, 14 of which were issued jointly to us and our collaborators and three of which were assigned to us by a collaborator. In addition, we have a number of pending patent applications in the United States and in other countries. Our pending patent applications may not result in issued patents, and we cannot assure you that our issued patents or any patents that might ultimately be issued by the U.S. Patent and Trademark Office, or USPTO, will protect our technology. Any patents that may be issued to us might be challenged by third parties as being invalid or unenforceable, or third parties may independently develop similar or competing technology that avoids our patents. We cannot be certain that the steps we have taken will prevent the misappropriation and use of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

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

A suit brought by multiple plaintiffs, including the American Civil Liberties Union, or ACLU, against Myriad Genetics and the USPTO, could also impact biotechnology patents. That case involves certain of Myriad’s U.S. patents related to the breast cancer susceptibility genes BRCA1 and BRCA2. Related European patents were canceled in 2004 by the European Patent Office after opposition, and a similar challenge is pending in Australia. The plaintiffs in the Myriad case filed motions for summary judgment in the Southern District of New York requesting that the court, among other things, find that the breast cancer genes are not patentable subject matter. We joined other diagnostic companies in filing an amici brief in this case. The U.S. District Court for the Southern District of New York filed an opinion on this case on March 20, 2010, finding that Myriad’s BRCA sequence and sequence related claims are unpatentable under the Federal Circuit “machine or transformation” test. This case is currently pending before the Federal Circuit, which has been instructed by the Supreme Court to use broader patentability principles. The Federal Circuit heard oral arguments on April 12, 2011, and a written decision is expected within a few months. It is unknown how this case will be decided on appeal, whether this decision will have an indirect impact on gene patents generally, or if this decision will have a significant impact on the ability of biotechnology companies to obtain or enforce gene patents in the future.

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

We also face competition from companies that offer products or have conducted research to profile genes, gene expression or protein expression in breast or colon cancer, including public companies such as GE Healthcare, a business unit of General Electric Company, Hologic, Inc., Novartis AG, Myriad Genetics, Inc., Qiagen N.V. and Response Genetics Inc., and many private companies. We face competition from commercial laboratories with strong distribution networks for diagnostic tests, such as Laboratory Corporation of America Holdings and Quest Diagnostics Incorporated. Other potential competitors include companies that develop diagnostic tests such as Roche Diagnostics, a division of Roche Holding Ltd, Siemens AG and Veridex LLC, a Johnson & Johnson company, as well as other companies and academic and research institutions. Our competitors may invent and commercialize technology platforms that compete with ours. Additionally, projects related to cancer genomics have received increased government funding, both in the United States and internationally. As more information regarding cancer genomics becomes available to the public, we anticipate that more products aimed at identifying targeted treatment options will be developed and these products may compete with ours. In addition, competitors may develop their own versions of our tests in countries where we did not apply for patents or where our patents have not issued and compete with us in those countries, including encouraging the use of their test by physicians or patients in other countries.

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

As of March 31, 2011, we had agreements with 15 distributors in various countries outside of the United States for our Oncotype DX breast cancer test, and we may enter into other similar arrangements in other countries in the future. We intend to grow our business internationally, and to do so we may need to attract additional distributors to expand the territories in which we sell our test. Distributors may not commit the necessary resources to market and sell our test to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to locate distributors in particular geographic areas, we may not realize long-term international revenue growth. Regulatory requirements, costs of doing business outside of the United States and the reimbursement process in foreign markets may also impact our revenues from international sales or impact our ability to increase international sales in the future.

We may acquire other businesses, form joint ventures or make investments in other companies or technologies that could harm our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expense.

As part of our business strategy, we may pursue acquisitions of complementary businesses and assets, as well as technology licensing arrangements. We also may pursue strategic alliances that leverage our core technology and industry experience to expand our product offerings or distribution, or make investments in other companies. We have no experience with respect to acquiring other companies and limited experience with respect to the formation of strategic alliances and joint ventures. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any future acquisitions by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. Integration of an acquired company also may require management resources that otherwise would be available for ongoing development of our existing business. We have recently experienced and may in the future experience losses related to investments in other companies, and these losses could have a material negative effect on our results of operations. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance, joint venture or investment.

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

•             the rate of progress and cost of research and development activities associated with products in research and development focused on cancers other than breast and colon cancer;

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

ITEM 6. EXHIBITS

Exhibit Number	Description

21.1	List of Subsidiaries of the Registrant.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1#	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32.2#	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

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

GENOMIC HEALTH, INC.

Date: May 10, 2011	By:	/s/ Kimberly J. Popovits
Kimberly J. Popovits
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2011	By:	/s/ Dean L. Schorno
Dean L. Schorno
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

GENOMIC HEALTH, INC.

EXHIBIT INDEX

Exhibit Number	Description
21.1	List of Subsidiaries of the Registrant.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1#	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
32.2#	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

#            In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act.