Form 10-Q
period 2011-06-30
GENOMIC HEALTH INC
filed 2011-08-08
CIK 1131324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 29,492,177 as of July 29, 2011.

GENOMIC HEALTH, INC.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

GENOMIC HEALTH, INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$23,750	$31,183
Short-term marketable securities	37,252	45,635
Accounts receivable (net of allowance for doubtful accounts; 2011 - $799, 2010 - $680)	19,369	14,306
Prepaid expenses and other current assets	6,980	6,541
Total current assets	87,351	97,665
Long-term marketable securities	19,914	—
Property and equipment, net	9,591	10,345
Restricted cash	121	608
Other assets	4,395	2,243
Total assets	$121,372	$110,861

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,895	$3,968
Accrued compensation	8,244	7,352
Accrued license fees	2,716	3,126
Accrued expenses and other current liabilities	5,203	5,584
Deferred revenues — current portion	1,441	1,295
Other current liabilities	—	243
Total current liabilities	19,499	21,568
Deferred revenues — long-term portion	737	1,526
Other liabilities	1,471	1,657
Commitments (Note 6)
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	271,179	259,724
Accumulated other comprehensive loss	28	(10)
Accumulated deficit	(171,545)	(173,607)
Total stockholders’ equity	99,665	86,110
Total liabilities and stockholders’ equity	$121,372	$110,861

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Product revenues	$50,493	$42,514	$99,951	$82,779
Contract revenues	353	925	705	1,888

Total revenues	50,846	43,439	100,656	84,667
Operating expenses:
Cost of product revenues	8,226	8,107	17,285	17,073
Research and development	9,879	7,980	19,971	15,773
Selling and marketing	20,529	17,517	41,064	35,532
General and administrative	9,852	8,752	20,208	17,079

Total operating expenses	48,486	42,356	98,528	85,457

Income (loss) from operations	2,360	1,083	2,128	(790)
Interest income	75	54	140	119
Other income (expense), net	(28)	(21)	(78)	1

Income (loss) before income taxes	2,407	1,116	2,190	(670)
Income tax expense	59	251	128	396

Net income (loss)	$2,348	$865	$2,062	$(1,066)

Basic net income (loss) per share	$0.08	$0.03	$0.07	$(0.04)

Diluted net income (loss) per share	$0.08	$0.03	$0.07	$(0.04)

Shares used in computing basic net income (loss) per share	29,332	28,794	29,219	28,759

Shares used in computing diluted net income (loss) per share	30,870	29,627	30,591	28,759

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net income (loss)	$2,062	$(1,066)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,707	3,461
Stock-based compensation	5,898	5,406
Gain on disposal of property and equipment	—	(45)
Share of loss of equity method investee	72	—
Changes in assets and liabilities:
Accounts receivable	(5,063)	(1,189)
Prepaid expenses and other assets	46	(288)
Accounts payable	(2,073)	1,921
Accrued compensation	892	(1,355)
Accrued expenses and other liabilities	(1,254)	(884)
Deferred revenues	(643)	—
Net cash provided by operating activities	3,644	5,961
Investing activities
Purchases of property and equipment	(2,841)	(2,329)
Purchases of marketable securities	(67,565)	(36,224)
Maturities of marketable securities	56,072	37,870
Purchase of other investments	(2,300)	—
Net cash used in investing activities	(16,634)	(683)
Financing activities
Principal payments of notes payable	—	(120)
Proceeds from issuance of common stock under stock plans	5,557	934
Net cash provided by financing activities	5,557	814
Net increase (decrease) in cash and cash equivalents	(7,433)	6,092
Cash and cash equivalents at the beginning of the period	31,183	9,082
Cash and cash equivalents at the end of the period	$23,750	$15,174
Cash paid for interest	$—	$10
Cash paid for income taxes	$73	$546

See accompanying notes.

GENOMIC HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

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

Principles of Consolidation

The accompanying interim period condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. The Company has three wholly-owned subsidiaries. Genomic Health International Sarl, which was established in Switzerland in 2009, and Genomic Health International Holdings, LLC, which was established in Delaware in 2010, support the Company’s international sales and marketing efforts. Oncotype Laboratories, Inc., which was established in Delaware in 2003, is inactive. Genomic Health International Holdings, LLC has two wholly-owned subsidiaries, Genomic Health U.K., Ltd. and Genomic Health Germany GmbH, which were established in 2011. The functional currency for the Company’s wholly-owned subsidiaries incorporated outside of the United States is the U.S. dollar. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation and Use of Estimates

The accompanying interim period condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated balance sheet as of June 30, 2011, condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 and condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2010 has been derived from audited financial statements, but it does not include certain information and notes required by GAAP for complete consolidated financial statements.

The preparation of financial statements in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

The accompanying interim period condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Revenue Recognition

The Company derives its revenues from product sales and contract research arrangements. The Company operates in one industry segment. Substantially all of the Company’s historical product revenues have been derived from the sale of the Oncotype DX breast cancer test. The Company generally bills third-party payors upon generation and delivery of a patient report to the physician. As such, the Company takes assignment of benefits and the risk of collection with the third-party payor. The Company usually bills the patient directly for amounts owed after multiple requests for payment have been denied or only partially paid by the insurance carrier. The Company pursues case-by-case reimbursement where policies are not in place or payment history has not been established.

The Company’s product revenues for tests performed are recognized when the following revenue recognition criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Criterion (1) is satisfied when the Company has an arrangement to pay or a contract with the payor in place addressing reimbursement for the Oncotype DX test. In the absence of such arrangements, the Company considers that criterion (1) is satisfied when a third-party payor pays the Company for the test performed. Criterion (2) is satisfied when the Company performs the test and generates and delivers to the physician, or makes available on its web portal, a patient report. Determination of criteria (3) and (4) is based on management’s judgments regarding whether the fee charged for products or services delivered is fixed or determinable, and the collectibility of those fees under any contract or agreement. When evaluating collectibility, the Company considers whether it has sufficient history to reliably estimate a payor’s individual payment patterns. Based upon at least several months of payment history, the Company reviews the number of tests paid against the number of tests billed and the payor’s outstanding balance for unpaid tests to determine whether payments are being made at a consistently high percentage of tests billed and at appropriate amounts given the contracted payment amount. To the extent all criteria set forth above are not met when test results are delivered, product revenues are recognized when cash is received from the payor.

As of June 30, 2011, the Company had agreements with 16 distributors in various countries outside of the United States. A distributor provides certain marketing and administrative services to the Company within its territory. As a condition of these agreements, the distributor pays the Company an agreed upon fee per test and the Company processes the tests. The same revenue recognition criteria described above generally apply to tests received through international distributors. Product revenues for tests performed are recognized on an accrual basis when the following revenue recognition criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. To the extent all criteria set forth above are not met when test results are delivered, product revenues are generally recognized when cash is received from the distributor.

From time to time, the Company receives requests for refunds of payments, generally due to overpayments made by third party-payors. Upon becoming aware of a refund request, the Company establishes an accrued liability for tests covered by the refund request until such time as the Company determines whether or not a refund is due. Accrued refunds were $581,000 and $659,000 at June 30, 2011 and December 31, 2010, respectively.

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

Allowance for Doubtful Accounts

The Company accrues an allowance for doubtful accounts against its accounts receivable based on estimates consistent with historical payment experience. Bad debt expense is included in general and administrative expense on the Company’s condensed consolidated statements of operations. Accounts receivable are written off against the allowance when the appeals process is exhausted, when an unfavorable coverage decision is received or when there is other substantive evidence that the account will not be paid. The Company’s allowance for doubtful accounts as of June 30, 2011 and December 31, 2010 was $799,000 and $680,000, respectively. Write-offs for doubtful accounts of $714,000 and $1,487,000 were recorded against the allowance during the three and  six months ended June 30, 2011, respectively, and write-offs of $534,000 and $944,000 were recorded during the three and six months ended June 30, 2010, respectively. Bad debt expense was $736,000 and $1.6 million for the three and six months ended June 30, 2011, respectively, and $632,000 and $1.1 million for the three and six months ended June 30, 2010, respectively.

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

In March 2011, the Company invested $2.3 million in the redeemable preferred stock of a private company representing 21% of the entity’s outstanding voting shares. The Company determined that the investment was a held-to-maturity debt security and that the investee was not subject to consolidation. The investment was recorded at cost and is subject to impairment evaluation on a quarterly basis. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The carrying value of this investment was $2.3 million at June 30, 2011, and no impairment was recognized during the three and six months ended June 30, 2011.

The Company’s investments in privately held companies were $2.7 million and $500,000 at June 30, 2011 and December 31, 2010, respectively, and were included in other assets on the Company’s consolidated balance sheets.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance requiring companies to present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two consecutive statements. This guidance eliminates the option for companies to present other comprehensive income in the statement of stockholders’ equity. This guidance is effective for interim and annual periods beginning after December 15, 2011. As this guidance provides only presentation requirements, the adoption of this guidance will not impact the Company’s financial condition or results of operations.

In June 2011, the FASB issued amendments to authoritative guidance for measuring fair value when required or permitted by other accounting standards. The amendments are intended to result in common fair value measurement and disclosure requirements under GAAP and International Financial Reporting Standards. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This amended guidance, for which the Company is currently assessing the impact on its financial condition and results of operations, is effective for interim and annual periods beginning after December 15, 2011.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Numerator:
Net income (loss)	$2,348	$865	2,062	$(1,066)

Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic net income (loss) per share	29,332	28,794	29,219	28,759
Effect of dilutive securities:
Options to purchase common stock	1,494	833	1,349	—
Restricted stock units	44	—	23	—

Weighted-average shares of common stock outstanding used in the calculation of diluted net income (loss) per share	30,870	29,627	30,591	28,759

Options to purchase approximately 676,000 and 1.1 million weighted-average shares of the Company’s common stock were outstanding during the three and six months ended June 30, 2011, respectively, but are not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during these periods; therefore, their effect is anti-dilutive. Options to purchase approximately 4.2 million weighted-average shares of the Company’s common stock were outstanding during the three months ended June 30, 2010, but are not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during these periods; therefore, their effect is anti-dilutive.

Options to purchase 5.6 million shares of the Company’s common stock were outstanding as of June 30, 2010, but are not included in the computation of diluted net loss per share for the six months ended June 30, 2010 because their effect is anti-dilutive.

Comprehensive Income (Loss)

The Company currently reports comprehensive income (loss) and its components as part of total stockholders’ equity.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Net income (loss)	$2,348	$865	$2,062	$(1,066)
Change in unrealized gain (loss) on marketable securities available for sale	39	7	38	(6)

Comprehensive income (loss)	$2,387	$872	$2,100	$(1,072)

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis at June 30, 2011 and December 31, 2010, respectively. The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010 by level within the fair value hierarchy:

	Actively Quoted Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3	Balance at June 30, 2011
	(In thousands)
As of June 30, 2011:
Assets
Money market deposits	$6,779	$—		$—	$6,779
U.S. Treasury securities	3,775	—		—	3,775
Debt securities of U.S. government-sponsored entities	—	23,925		—	23,925
Commercial paper	—	15,748	(1)	—	15,748	(1)
Corporate debt securities	—	15,467		—	15,467
Total	$10,554	$55,140		$—	$65,694

	Actively Quoted Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3	Balance at December 31, 2010
	(In thousands)
As of December 31, 2010:
Assets
Money market deposits	$9,956	$—		$—	$9,956
U.S. Treasury securities	3,818	—		—	3,818
Debt securities of U.S. government-sponsored entities	—	20,819		—	20,819
Commercial paper	—	11,869		—	11,869
Corporate debt securities	—	9,129		—	9,129
Total	$13,774	$41,817		$—	$55,591

(1)          Includes commercial paper with a fair value of $1.7 million that matures within three months of June 30, 2011 and was classified as cash equivalents on the condensed consolidated balance sheet as of June 30, 2011.

The Company’s debt securities of U.S. government-sponsored entities, commercial paper and corporate bonds are classified as Level 2 as they are valued using multi-dimensional relational pricing models that use observable market inputs, including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data. Not all inputs listed are available for use in the evaluation process on any given day for each security evaluation. In addition, market indicators, industry and economic events are monitored and may serve as a trigger to acquire further corroborating market data. There were no transfers between Level 1 and Level 2 categories during the three and six months ended June 30, 2011 and 2010.

All of the Company’s marketable securities are classified as available-for-sale. The following tables illustrate the Company’s available-for-sale marketable securities as of the dates indicated:

	June 30, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Treasury securities	$3,773	$2	$—	$3,775
Debt securities of U.S. government-sponsored entities	23,911	15	(1)	23,925
Commercial paper	13,984	15	—	13,999
Corporate debt securities	15,470	1	(4)	15,467
Total	$57,138	$33	$(5)	$57,166

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Treasury securities	$3,818	$—	$—	$3,818
Debt securities of U.S. government-sponsored entities	20,825	1	(7)	20,819
Commercial paper	11,868	2	(1)	11,869
Corporate debt securities	9,134	—	(5)	9,129
Total	$45,645	$3	$(13)	$45,635

The Company had no realized gains or losses on available-for-sale marketable securities during the three and six months ended June 30, 2011 and 2010, respectively.

The following table summarizes the Company’s portfolio of available-for-sale marketable securities by contractual maturity as of the dates indicated:

	June 30, 2011		December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$37,238	$37,252	$45,645	$45,635
Due in more than one year but less than five years	19,900	19,914	—	—
Total	$57,138	$57,166	$45,645	$45,635

Note 4. Contract Research Arrangements

In November 2007, the Company entered into a Collaborative Diagnostic Development Agreement with Pfizer Inc. to provide research and development services for the development of a diagnostic product for renal cell cancer. The Company received an initial payment of $1.5 million and was initially eligible to receive a payment of $2.2 million upon joint agreement on a gene identification plan, $5.0 million in additional payments upon the earlier of Pfizer’s election to initiate the next phase of development or a specified number of months from the date the Company received the sample set and related clinical data necessary to conduct the first phase of development, and a final payment of $1.5 million upon completion of clinical validation. Completion of clinical validation represents a substantive milestone and the Company will recognize the $1.5 million payment upon completion. All other payments were not considered substantive milestones as they are not based solely on the Company’s past performance. Such payments are recognized using a performance-based model and revenue is recognized following delivery of effort as compared to an estimate of total expected effort. The Company did not recognize any revenue related to milestones under this arrangement during the three and six months ended June 30, 2011 and 2010, respectively.

Note 5.  Collaboration and Commercial Technology Licensing Agreements

The Company has entered into a variety of collaboration and specimen transfer agreements relating to its development efforts. The Company recorded collaboration expense of $900,000 and $1.8 million for the three and six months ended June 30, 2011, respectively, and $567,000 and $1.2 million for the three and six months ended June 30, 2010, respectively, relating to services provided in connection with these agreements. In addition to these expenses, some of the agreements contain provisions for royalties from inventions resulting from these collaborations. The Company has specified options and rights relating to joint inventions arising out of the collaborations.

The Company is a party to various agreements under which it licenses technology on a non-exclusive basis in the field of human diagnostics. Access to these licenses enables the Company to process its laboratory tests for the Oncotype DX tests. While certain agreements contain provisions for fixed annual payments, license fees are generally calculated as a percentage of product revenues, with rates that vary by agreement and may be tiered, and payments that may be capped at annual minimum or maximum amounts. The Company recognized costs recorded under these agreements totaling $2.1 million and $4.9 million for the three and six months ended June 30, 2011, respectively, and $2.1 million and $5.0 million for the three and six months ended June 30, 2010, respectively, which were included in cost of product revenues. License fees for the three and six months ended June 30, 2011 were reduced by an $800,000 payment from Incyte under a legal settlement related to the abandonment of a patent.

At June 30, 2011, future fixed annual payments, exclusive of royalty payments, relating to the launch and commercialization of the Oncotype DX colon cancer test totaled $1.7 million and are payable as follows:

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

Note 6. Commitments

Lease Obligations

In September 2005, the Company entered into a non-cancelable lease for 48,000 square feet of laboratory and office space that the Company currently occupies in Redwood City, California. In November 2010, the Company executed an amendment to extend the term of the lease through March 2019, with an option for the Company to extend the term of the lease for an additional five years. The agreement included lease incentive obligations of $834,000 that are being amortized on a straight-line basis over the life of the lease. Upon execution of the lease amendment, the Company agreed to pay a $317,000 cash security deposit, which is included in other assets on the condensed consolidated balance sheets, in exchange for the release of a $500,000 letter of credit held as security under the original lease. The letter of credit was released in January 2011.

In January 2007, the Company entered into a non-cancelable lease for an additional 48,000 square feet of laboratory and office space. In November 2010, the Company executed an amendment to extend the term of the lease through March 2018, with an option for the Company to extend the term of the lease for an additional five years. The agreement included lease incentive obligations totaling $283,000 that are being amortized on a straight-line basis over the life of the lease. In connection with this lease, the Company paid a $151,000 cash security deposit, which is included in other assets on the condensed consolidated balance sheets.

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

Future non-cancelable commitments under these operating leases at June 30, 2011 were as follows:

Annual Payments
(In thousands)
Years Ending December 31,
2011(remainder of year)	$1,228
2012	2,782
2013	2,915
2014	2,999
2015	3,024
2016 and thereafter	7,030
Total minimum payments	$19,978

Note 7. Stock-Based Compensation

The Company recorded $3.0 million and $5.9 million of employee stock-based compensation expense for the three and six months ended June 30, 2011, respectively, and $2.8 million and $5.4 million of employee stock-based compensation expense for the three and six months ended June 30, 2010, respectively, including expense for stock option grants and restricted stock awards. Employee stock-based compensation expense was calculated based on options and awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Employee stock-based compensation expense includes expense related to awards to outside directors of the Company.

Restricted Stock

During the three and six months ended June 30, 2011, the Company awarded  23,740 and 311,548 restricted stock units to employees with a grant-date fair value equal to $621,000 and $7.2 million, respectively. Each restricted stock unit entitles the recipient to receive one share of the Company’s common stock upon vesting. Restricted stock units awarded to employees generally vest as to one-third of the total number of shares awarded annually over a three-year period. During the three and six months ended June 30, 2011, the Company awarded 2,030 shares of restricted stock with a grant date fair value equal to $53,000 to outside directors serving on the Company’s board. Restricted stock awards to directors were in lieu of fees paid for director service and vested immediately on the award date. The Company did not award any restricted stock to employees or outside directors during the three and six months ended June 30, 2010.

Stock Option Grants

The Company granted options to purchase 69,500 and 548,900 shares of common stock to employees and outside directors during the three and six months ended June 30, 2011, respectively. The Company granted options to purchase 100,850 and 1.2 million shares of common stock to employees during the three and six months ended June 30, 2010, respectively. The Company values its stock option grants using the Black-Scholes option valuation model. Option valuation models require the input of highly subjective assumptions that can vary over time. The Company’s assumptions regarding expected volatility are based on the historical volatility of the Company’s common stock. The expected life of options granted is estimated based on historical option exercise data and assumptions related to unsettled options. The risk-free interest rate is estimated using published rates for U.S. Treasury securities with a remaining term approximating the expected life of the options granted. The Company uses a dividend yield of zero as it has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future. The weighted-average fair values and assumptions used in calculating such values during each fiscal year are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Expected volatility	46%	50%	47%	53%
Risk-free interest rate	1.97%	2.18%	2.30%	2.56%
Expected life of options in years	5.71	5.86	6.20	5.86
Weighted-average fair value	$11.65	$6.89	$11.18	$8.75

For the three and six months ended June 30, 2011, the Company issued 189,187 and 425,546 shares of common stock in connection with the exercise of stock options with a weighted-average exercise price of $12.66 and $12.94 per share, respectively. For the three and six months ended June 30, 2010, the Company issued 38,108 and  132,619 shares of common stock in connection with the exercise of stock options with a weighted-average exercise price of $4.34 and $7.05 per share, respectively.

Employee Stock Purchase Plan

At the annual meeting of stockholders held on June 9, 2011, the Company’s stockholders approved the Genomic Health, Inc. Employee Stock Purchase Plan (“ESPP”), as adopted by the Company’s board of directors. The ESPP provides eligible employees with an opportunity to purchase common stock from the Company and to pay for their purchases through payroll deductions. A total of 1,250,000 shares of common stock were reserved for issuance under the ESPP. The ESPP is expected to be implemented through a series of offerings of purchase rights to eligible employees beginning December 1, 2011. Under the ESPP, the Compensation Committee of the Company’s board of directors may specify offerings with a duration of not more than 27 months, and may specify shorter purchase periods within each offering. During each purchase period, payroll deductions will accumulate, without interest. On the last day of the purchase period, accumulated payroll deductions will be used to purchase common stock for employees participating in the offering. The purchase price will be specified pursuant to the offering, but cannot, under the terms of the ESPP, be less than 85% of the fair market value per share of the Company’s common stock on either the last trading day preceding the offering date or on the purchase date, whichever is less.

The Company’s board of directors has determined that the purchase periods initially shall have a duration of six months and that the purchase price will be 85% of the fair market value per share of the Company’s common stock on either the last trading day preceding the offering date or the purchase date, whichever is less. The length of the purchase period applicable to U.S. employees and the purchase price may not be changed without the approval of the independent board members of the Company’s board of directors.

Note 8. Income Tax

The Company recorded income tax expense of $59,000 and $128,000 for the three and six months ended June 30, 2011, respectively, which was computed using the “discrete” (or “cut-off”) method and was principally comprised of state income taxes and foreign taxes. The Company recorded income tax expense of $251,000 and $396,000 for the three and six months ended June 30, 2010, respectively, which was computed using the “discrete” (or “cut-off”) method and was principally comprised of California alternative minimum tax, other state income taxes and foreign taxes. The difference of income tax expense between the provision and the statutory rate of the Company’s loss before income taxes and provision actually recorded was primarily due to the impact of nondeductible stock-based compensation expenses. No federal tax provision was recorded due to the utilization of net operating loss carryforwards for federal and alternative minimum tax purposes.

The Company is required to reduce its deferred tax assets by a valuation allowance if it is more likely than not that some or all of its deferred tax assets will not be realized. Management must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of the valuation allowance, if any, the Company assesses the likelihood that it will be able to recover its deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses, the Company determined that, based on all available evidence, there was substantial uncertainty as to whether it will recover recorded net deferred taxes in future periods. Accordingly, the Company recorded a valuation allowance against all of its net deferred tax assets at both June 30, 2011 and December 31, 2010. The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Should the actual timing differences differ from the Company’s estimates, the amount of its valuation allowance could be materially impacted.

The Company had $768,000 of unrecognized tax benefits as of June 30, 2011 and December 31, 2010. The Company does not anticipate a material change to its unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of its income tax provision in its consolidated statements of operations. All tax years from 2000 forward remain subject to future examination by federal, state and foreign tax authorities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our expectation that, for the foreseeable future, a significant amount of our revenues will be derived from Oncotype DX for breast cancer; the factors that may impact our financial results; the extent of our net losses and our ability to achieve sustained profitability; our ability to recognize revenues other than on a cash basis; our business strategy and our ability to achieve our strategic goals; our expectations regarding product revenues; the amount of future revenues that we may derive from Medicare patients or categories of patients; our plans to pursue reimbursement on a case-by-case basis; our ability, and expectations as to the amount of time it will take, to achieve reimbursement from third-party payors and government insurance programs for new tests or in new markets; our expectations regarding our international expansion and opportunities, and our expectations regarding revenues from international sales; our intent to enter into additional foreign distribution arrangements; the factors we believe to be driving demand for our tests and our ability to sustain or increase such demand; our success in increasing patient and physician demand as a result of our direct sales approach and our sales forces’ capacity to sell our tests; plans for, and the timeframe for the development or commercial launch of, future tests or enhancements to address different patient populations of breast or colon cancer, other types of cancer or specific cancer treatments; the factors that we believe will drive the establishment of coverage policies; the capacity of our clinical reference laboratory to process tests and our expectations regarding capacity; our dependence on collaborative relationships and the success of those relationships; whether any tests will result from our collaborations; the applicability of clinical results to actual outcomes; our estimates and assumptions with respect to disease incidence; the occurrence, timing, outcome or success of clinical trials or studies; our plans with respect to additional development or clinical studies; our expectations regarding timing of the announcement or publication of research results; the benefits of our technology platform; the economic benefits of our tests to the healthcare system; the ability of our tests to impact treatment decisions; our beliefs regarding our competitive benefits; our expectations regarding the ability of our technology to continue to increase throughput; our expectations regarding our future technologies and their potential benefits; our belief that multi-gene analysis provides better analytical information; our beliefs regarding the benefits of genomic analysis in various patient populations; our expectations regarding clinical development processes future tests may follow; our beliefs regarding the benefits of individual gene reporting; our expectation that our research and development, general and administrative and sales and marketing expenses will increase and our anticipated uses of those funds; our beliefs regarding future levels of bad debt expense and billing and collection fees; our expectations regarding capital expenditures; our ability to comply with the requirements of being a public company; our ability to attract and retain experienced personnel; the adequacy of our product liability insurance; how we intend to spend our existing cash and how long we expect our existing cash to last; our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing; our expected future sources of cash; our expectations regarding incurrence of debt; our compliance with federal, state and foreign regulatory requirements; the potential impact resulting from the regulation of our tests by the U.S. Food and Drug Administration, or FDA, and our belief that our tests are properly regulated under the Clinical Laboratory Improvement Amendments of 1988, or CLIA; the impact of new or changing policies, regulation or legislation on our business; our belief that we have taken reasonable steps to protect our intellectual property; our strategies regarding filing additional patent applications to strengthen our intellectual property rights; the impact of changing interest rates; our beliefs regarding our unrecognized tax benefits or our valuation allowance; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; the impact of the economy on our business, patients and payors; and anticipated trends and challenges in our business and the markets in which we operate.

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

Business Overview

We are a molecular diagnostic company focused on the development and global commercialization of genomic-based clinical laboratory services that analyze the underlying biology of cancer, allowing physicians and patients to make individualized treatment decisions. In January 2004, we launched our first Oncotype DX test, which is used to predict the likelihood of cancer recurrence and the likelihood of chemotherapy benefit in early stage breast cancer patients. In January 2010, we launched our second Oncotype DX test, which is used to predict the likelihood of cancer recurrence in stage II colon cancer patients. Effective July 1, 2011, the list price of our Oncotype DX breast cancer test increased from $4,075 to $4,175 and the list price of our Oncotype DX colon cancer test increased from $3,200 to $3,280. The majority of our historical revenues have been derived from the sale of Oncotype DX breast cancer tests ordered by physicians in the United States.

For the three and six months ended June 30, 2011, more than 16,390 and 32,630 Oncotype DX test reports were delivered for use in treatment planning, respectively, compared to more than 14,050 and 27,360  reports delivered for the three and six months ended June 30, 2010, respectively. All of our tests are conducted at our clinical reference laboratory in Redwood City, California. Our clinical reference laboratory processing capacity is currently approximately 20,000 tests per calendar quarter. As test processing for our Oncotype DX breast and colon cancer tests is essentially the same, except that the tests use different RNA extraction methods and analyze different genes, we believe that we currently have sufficient capacity to process both of our tests.

We depend upon third-party payors to provide reimbursement for our tests. Accordingly, we have and expect to continue to focus substantial resources on obtaining reimbursement coverage from third-party payors.

We have also continued to expand our business, both in the United States and internationally. We plan to continue to use essentially the same business model internationally as we use in the United States, however, there are significant differences between countries that need to be considered. For example, different countries may have a public healthcare system, a combination of public and private healthcare system or a cash-based payment system. Our initial commercialization efforts in markets outside of the United States have focused on offering products predominately on a patient self-pay basis and, over time, seeking coverage from public health systems and private insurance on a country by country basis. We have sales representatives as well as distributors in certain countries outside of the United States. We may decide to work directly on our own in certain countries while continuing to utilize distributors in other countries. We have subsidiaries in Europe and have lead executives with assignments in the Americas, Europe and Asia to support our international efforts.

We expect that international sales of our Oncotype DX tests will be heavily dependent on the availability of reimbursement. In many countries, governments are primarily responsible for reimbursing diagnostic tests. Governments often have significant discretion in determining whether a test will be reimbursed at all, and if so, how much will be paid. We expect that it will take several years to establish broad coverage and reimbursement for our tests in countries outside of the United States, and we do not expect international product revenues to comprise more than 10% of our total revenues for the remainder of the year.

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

Most national and regional third-party payors in the United States, along with the local Medicare carrier for California with jurisdiction for claims submitted by us for Medicare patients, have issued positive coverage determinations for our Oncotype DX breast cancer test for patients with node negative, or N-, estrogen receptor positive, or ER+, disease through contracts, agreements or policy decisions. The local carrier with jurisdiction for claims submitted by us for Medicare patients also provides coverage for our breast cancer test for ER+ patients with node positive, or N+, disease (up to three positive lymph nodes). Effective July 15, 2011, this coverage was extended to include breast cancer patients where a lymph node status is unknown or not accessible due to a prior surgical procedure, or when the test is used to guide a neoadjuvant treatment decision. Additionally, some payors provide policy coverage for the use of our test in ER+ patients with N+ disease, including lymph node micro-metastasis (greater than 0.2 mm, but not greater than 2.0 mm in size). In July 2011, the American Journal of Managed Care published results of an economic assessment suggesting use of Oncotype DX in breast cancer patients with 1-3 positive nodes may improve health outcomes without adding incremental cost. However, we may not be able to obtain reimbursement coverage from other payors for our test for breast cancer patients with N+, ER+ disease.

As of June 30, 2011, we had distribution agreements for our Oncotype DX breast cancer test with 16 distributors in countries outside of the United States, and have established reimbursement arrangements for this test with several public and private payors and hospitals. We have obtained initial coverage for our breast cancer test for certain patient populations in Canada, Germany, Greece, Ireland, Israel, Mexico, Spain, Venezuela and the United Kingdom and have completed or initiated multiple international studies intended to support the adoption of our breast cancer test outside of the United States. In March 2011, at the St. Gallen International Breast Conference, we presented results of nine studies from seven countries demonstrating chemotherapy reduction and overall cost effectiveness when Oncotype DX is used. In June 2011, Annals of Oncology published results from a decision impact study of the Oncotype DX breast cancer test in Spain demonstrating a more than 30% change in chemotherapy treatment recommendations, consistent with previously reported results in the United States, Germany, the United Kingdom and Israel. In July 2011, updated St. Gallen Breast Cancer Expert Panel guidelines including Oncotype DX for prognosis and prediction of chemotherapy benefit were published online by the Annals of Oncology. However, we expect that it may take several years to establish coverage with public and private payors outside of the United States and we may not be able to obtain such reimbursement.

Oncotype DX Colon Cancer Test

We expect to continue to focus substantial resources on pursuing global adoption of and reimbursement for our Oncotype DX colon cancer test. We believe the key factors that will drive adoption of this test include publication of peer-reviewed articles on the QUASAR colon cancer clinical validation study and other studies we sponsored, conducted or collaborated on that support the use of and reimbursement for the test, clinical presentations at major symposia and our ongoing commercial efforts. In June 2011, the QUASAR clinical validation study was accepted for publication by the Journal of Clinical Oncology. We are working with public and private payors and health plans to secure coverage for our colon cancer test based upon clinical evidence showing the utility of the test. We may need to hire additional commercial, scientific, technical and other personnel to support this process.

We have obtained limited reimbursement coverage for our Oncotype DX colon cancer test from third-party payors. As a new test, our colon cancer test may be considered investigational by payors and therefore may not be covered under their reimbursement policies. Consequently, we intend to pursue case-by-case reimbursement and expect that this test will continue to be reviewed on this basis until policy decisions have been made by individual payors. We are also working with public and private payors and health plans to secure coverage for our Oncotype DX colon cancer test based upon clinical evidence showing the utility of the test. We believe it may take several years to achieve reimbursement with a majority of third-party payors for our colon cancer test. However, we cannot predict whether, at what rate, or under what circumstances, payors will reimburse for this test. Based upon our experience in obtaining adoption of and reimbursement for our Oncotype DX breast cancer test, we do not expect product revenues from our colon cancer test to comprise more than 10% of our total revenues for at least the next year or more.

In June 2011, at the American Society of Clinical Oncology, or ASCO, Annual Meeting, a second large validation study confirming that the Oncotype DX colon cancer test independently predicts individualized recurrence risk for stage II colon cancer was presented. We are currently enrolling patients in our first treatment decision impact study of our colon cancer test, and we are planning additional studies to support the clinical utility and assess the treatment impact and health economic benefit of our colon cancer test. Additionally, we plan to continue conducting early development studies to evaluate our Oncotype DX colon cancer test for treatment planning in stage III disease, and we are also conducting studies to investigate our colon cancer test’s ability to predict chemotherapy benefit in stage II and stage III colon cancer patients treated with oxaliplatin.

Product Pipeline

We are investigating the utility of Oncotype DX in patients with ductal carcinoma in situ, or DCIS, breast cancer, which generally refers to a pre-invasive tumor with reduced risk of recurrence. We plan to evaluate the use of the Oncotype DX 21-gene breast cancer panel and also seek to identify other genes that may be used for treatment planning in DCIS. In May 2011, we announced positive preliminary results from our DCIS clinical validation study. The study met its primary endpoint by demonstrating that a pre-specified Oncotype DX DCIS Score can predict the risk of local recurrence, defined as either the development of a new invasive breast cancer or the recurrence of DCIS in the same breast. Based on these preliminary results, we plan to make the Oncotype DX DCIS Score available to patients and physicians worldwide by the end of 2011.

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

Technology

We are developing high-throughput, “next generation” sequencing, or NGS, to be our primary technology for future gene discovery. NGS technologies parallelize the sequencing process, producing millions of sequences at once. These technologies are intended to provide DNA and RNA sequence information in greater amounts and at lower cost than standard methods. We have created proprietary methods for NGS of transcriptome profiling fixed paraffin embedded, or FPE, tissue nucleic acids, created bioinformatics programs and infrastructure for data storage and analysis, and plan to rely on NGS as the technological source of new biomarkers in the future.

Economic Environment

Continuing concerns over prolonged high unemployment levels across the United States, the availability and cost of credit, the U.S. mortgage market, the U.S. real estate market, Federal budget proposals, proposed regulatory changes, inflation, deflation, taxation issues, energy costs and geopolitical issues have contributed to increased volatility and uncertain expectations for the U.S. economy. These factors, combined with uncertainties in business and consumer confidence, uncertainty related to the impact of the recent downgrade of the United States’ credit rating and a volatile stock market, have precipitated an economic slowdown and expectations of slower global economic growth and possibly another recession going forward. We periodically evaluate the impact of this environment on our cash management, cash collection activities and volume of tests delivered.

As of the date of this report, we have not experienced a loss of principal on any of our investments, and we expect that we will continue to be able to access or liquidate these investments as needed to support our business activities. From time to time, we monitor the financial position of our significant third-party payors, which include Medicare and managed care companies. As of the date of this report, we do not expect the current economic environment to have a material negative impact on our ability to collect payments from third-party payors in the foreseeable future. The economic environment continued to impact growth in tests delivered and revenues generated during the three months and six ended June 30, 2011. We intend to continue to assess the impact of the economic environment on our business activities. If the economic environment does not improve or deteriorates, the volume of tests delivered could continue to be negatively impacted and we could, in turn, experience lower revenues.

U.S. Healthcare Legislation

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or, collectively, the PPACA, enacted in March 2010, makes changes that are expected to significantly impact the pharmaceutical and medical device industries and clinical laboratories. The PPACA contains a number of provisions designed to generate the revenues necessary to fund expanded health insurance coverage, including new fees or taxes on certain health-related industries, including medical device manufacturers. Beginning in 2013, each medical device manufacturer will have to pay sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices. Though there are some exceptions to the tax, because the FDA maintains that clinical laboratory tests that are developed and validated by a laboratory for its own use, or LDTs, such as our

Oncotype DX breast and colon cancer tests, are medical devices, it may apply to some or all of our current products and products in development. The PPACA also mandates a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule, and a productivity adjustment to the Clinical Laboratory Fee Schedule. In addition, the PPACA establishes a board that is charged with reducing the per capita rate of growth in Medicare spending. These or any future proposed or mandated reductions in payments may apply to some or all of our clinical laboratory tests delivered to Medicare beneficiaries.

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

As of June 30, 2011, we had agreements with 16 distributors in various countries outside of the United States The distributor provides us with certain marketing and administrative services within its territory. As a condition of these agreements, the distributor pays us an agreed upon fee per test and we process the tests. The same revenue recognition criteria described above generally apply to tests received through international distributors. Product revenues for tests performed are recognized on an accrual basis when the following revenue recognition criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. To the extent all criteria set forth above are not met when test results are delivered, product revenues are generally recognized when cash is received from the distributor.

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

As of June 30, 2011, amounts outstanding for tests delivered, net of write-downs and adjustments, which were not recognized as revenue upon delivery because our accrual revenue recognition criteria were not met and which had not been collected, totaled approximately $33 million. We cannot provide any assurance as to when, if ever, and to what extent these amounts will be collected.

From time to time, we receive requests for refunds of payments, generally due to overpayments made by third-party payors. Upon becoming aware of a refund request, we establish an accrued liability for tests covered by the refund request until such time as we determine whether or not a refund is due. If we determine that a refund is due, we credit cash and reduce the accrued liability. Accrued refunds were $581,000 and $659,000 at June 30, 2011 and December 31, 2010, respectively.

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

Accounts Receivable

We accrue an allowance for doubtful accounts against our accounts receivable based on estimates consistent with historical payment experience. Our allowance for doubtful accounts is evaluated quarterly and adjusted when trends or significant events indicate that a change in estimate is appropriate. Historically, the amounts of uncollectible accounts receivable that have been written off have been consistent with management’s expectations. We cannot assure you that we will not experience higher than expected write-offs in the future. As of June 30, 2011 and December 31, 2010, our allowance for doubtful accounts was $799,000 and $680,000, respectively. See “Liquidity and Capital Resources” for additional information, including a summary of accounts receivable aging by payor mix.

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

Deferred Tax Assets

We are required to reduce our deferred tax assets by a valuation allowance if it is more likely than not that some or all of our deferred tax assets will not be realized. We must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of our valuation allowance, if any, we assess the likelihood that we will be able to recover our deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses, we determined that, based on all available evidence, there was substantial uncertainty as to our ability to realize recorded net deferred taxes in future periods. Accordingly, we recorded a valuation allowance against all of our net deferred tax assets at both June 30, 2011 and December 31, 2010.

Results of Operations

Three and Six Months Ended June 30, 2011 and 2010

We recorded net income of $2.3 million and $2.1 million for the three and six months ended June 30, 2011, respectively, compared to net income of $865,000 for the three months ended June 30, 2010 and a net loss of $1.1 million for the six months ended June 30, 2010. On a basic and diluted per share basis, net income was $0.08 and $0.07 for the three and six months ended June 30, 2011, respectively, compared to net income of $0.03 for the three months ended June 30, 2010 and a net loss was $0.04 for the six months ended June 30, 2010. Net income for the three and six months ended June 30, 2011 included an $800,000 payment from Incyte under a legal settlement related to the abandonment of a patent. We may incur net losses in future periods due to future spending and fluctuations in our business, and we may not achieve or maintain sustained profitability in the future.

Revenues

We derive our revenues primarily from product sales and, to a lesser extent, from contract research arrangements. We operate in one industry segment. As of June 30, 2011, the majority of product revenues have been derived from the sale of our Oncotype DX breast cancer test. Payors are billed upon generation and delivery of a patient report to the physician. Product revenues are recorded on a cash basis unless a contract or arrangement to pay is in place with the payor at the time of billing and collectibility is reasonably assured. Contract revenues are derived from studies conducted with biopharmaceutical and pharmaceutical companies and are recorded as contractual obligations are completed.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Product revenues	$50,493	$42,514	$99,951	$82,779
Contract revenues	353	925	705	1,888

Total revenues	$50,846	$43,439	$100,656	$84,667

Period over period dollar increase in product revenues	$7,979		$17,172
Period over period percentage increase in product revenues	19%		21%

The increase in product revenues for both the three and six month comparative periods resulted from increased adoption, as evidenced by 17% and 19% period over period increases in test volume, respectively. We also experienced expanded reimbursement coverage and an increase in revenues recorded on an accrual basis. Approximately 66% of product revenues for both the three and six months ended June 30, 2011, respectively, were recorded on an accrual basis and recognized at the time the test results were delivered, compared to approximately 53% for both the three and six months ended June 30, 2010.  For all periods presented, the balance of product revenues was recognized upon cash collection as payments were received. The timing of recognition of revenues related to third-party payments may cause fluctuations in product revenues from period to period.

Product revenues related to Medicare patients were $10.3 million, or 20%, and $20.7 million, or 21%, of product revenues for the three and six months ended June 30, 2011, respectively, compared to $8.4 million, or 20%, and $16.7 million, or 20%, of product revenues for the three and six months ended June 30, 2010, respectively. There were no other third-party payors comprising product revenues of 10% or more for those periods. International product revenues were $4.8 million, or 9%, and $8.8 million, or 9%, of product revenues for the three and six months ended June 20, 2011, respectively, compared to $2.2 million, or 5%, and $4.0 million, or 5%, of product revenues for the three and six months ended June 30, 2010, respectively.

Contract revenues were $353,000 and $705,000 for the three and six months ended June 30, 2011, respectively, compared to $925,000 and $1.9 million for the three and six months ended June 30, 2010, respectively. Contract revenues represented studies assessing our gene expression technology or collaborative work in gene selection and protocol design with our pharmaceutical partners. The decrease in contract revenues for 2011 compared to 2010 was due to the level of ongoing activities related to our collaboration with Pfizer Inc. We have entered into other short-term contract research arrangements that are not material to our financial condition or results of operations. We expect that our contract revenues will continue to fluctuate based on the number and timing of studies being conducted.

Cost of Product Revenues

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Tissue sample processing costs	$6,071	$5,930	$12,249	$11,883
Stock-based compensation	85	96	175	189

Total tissue sample processing costs	6,156	6,026	12,424	12,072
License fees	2,070	2,081	4,861	5,001

Total cost of product revenues	$8,226	$8,107	$17,285	$17,073

Period over period dollar increase	$119		$212
Period over period percentage increase	1%		1%

Cost of product revenues represents the cost of materials, direct labor, equipment and infrastructure expenses associated with processing tissue samples (including histopathology, anatomical pathology, extraction, RT-PCR, quality control analyses and shipping charges to transport tissue samples) and license fees, including royalties. Infrastructure expenses include allocated information technology and facility occupancy costs. Costs associated with performing our test are recorded as tests are processed. Costs recorded for tissue sample processing represent the cost of all the tests processed during the period regardless of whether revenue was recognized with respect to that test. Royalties for licensed technology calculated as a percentage of product revenues and fixed annual payments relating to the launch and commercialization of Oncotype DX tests are recorded as license fees in cost of product revenues at the time product revenues are recognized or in accordance with other contractual obligations. While license fees are generally calculated as a percentage of product revenues, the percentage increase in license fees does not correlate exactly to the percentage increase in product revenues because certain agreements contain provisions for fixed annual payments and other agreements have tiered rates and payments that may be capped at annual minimum or maximum amounts. License fees represent a significant component of our cost of product revenues and are expected to remain so for the foreseeable future.

Tissue sample processing costs increased $141,000 or 2%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Tissue sample processing costs increased $366,000, or 3%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. These increases were due to increases in test volume offset by cost controls and efficiency gains. License fees for the three and six months ended June 30, 2011 were reduced by an $800,000 payment from Incyte under a legal settlement related to the abandonment of a patent. We expect the cost of product revenues to return to historical levels and to increase in future periods in proportion with increased product revenues as long as the license agreements remain unchanged and the patents underlying those agreements remain effective.

Research and Development Expenses

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Personnel-related expenses	$5,087	$3,965	$10,233	$8,058
Stock-based compensation	769	759	1,532	1,466
Reagents and laboratory supplies	465	478	1,159	820
Collaboration expenses	900	567	1,791	1,163
Allocated information technology, facilities and other costs	1,740	1,296	3,408	2,605
Other expenses	918	915	1,848	1,661

Total research and development expenses	$9,879	$7,980	$19,971	$15,773

Period over period dollar increase	$1,899		$4,198
Period over period percentage increase	24%		27%

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

The $1.9 million, or 24%, increase in research and development expenses for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 included a $1.1 million increase in personnel-related expenses, a $444,000 increase in allocated information technology, facilities and other costs, and a $333,000 increase in collaboration expenses. The $4.2 million, or 27%, increase in research and development expenses for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 included a $2.2 million increase in personnel-related expenses, an $803,000 increase in allocated information technology, facilities and other costs, a $628,000 increase in collaboration expenses, and a $339,000 increase in reagents and laboratory supplies expense. The increases in personnel-related expenses were primarily attributable to increases in salaries and benefits due to increased headcount to support projects related to our pipeline and ongoing work in NGS. We expect our research and development expenses to increase in future periods due to the initiation of additional studies related to our colon test and increased investment in NGS and our product pipeline for breast, colon, renal, prostate and other cancers.

Selling and Marketing Expenses

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Personnel-related expenses	$10,646	$8,464	$21,561	$17,359
Stock-based compensation	804	831	1,597	1,658
Promotional and marketing materials	3,422	3,510	6,293	7,056
Travel, meetings and seminars	2,226	1,933	4,981	4,112
Allocated information technology, facilities and other costs	2,621	2,166	5,121	4,039
Other expenses	810	613	1,511	1,308

Total sales and marketing expenses	$20,529	$17,517	$41,064	$35,532

Period over period dollar increase	$3,012		$5,532
Period over period percentage increase	17%		16%

Our selling and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses and allocated information technology, facilities and other costs. These expenses include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding our genomic technologies, how our Oncotype DX tests are developed and validated and the value of the quantitative information that our tests provide. Selling and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation and dissemination of scientific and economic publications related to our Oncotype DX tests. Our sales force compensation includes annual salaries and eligibility for quarterly commissions based on the achievement of predetermined sales goals.

The $3.0 million, or 17%, increase in selling and marketing expenses for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was attributable to both U.S. and international operations support and included a $2.2 million increase in personnel-related expenses, a $455,000 increase in allocated information technology, facilities and other costs, and a $293,000 increase in travel, meetings and seminars expenses. Of the $2.2 million increase in personnel-related expenses, $1.4 million was attributable to increases in salaries, benefits and related expenses due primarily to increased headcount, $564,000 was attributable to higher commissions and bonus payments, and $179,000 was attributable to higher consulting expenses.

The $5.5 million, or 16%, increase in selling and marketing expenses for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was attributable to both U.S. and international operations support and included  a $4.2 million increase in personnel-related expenses, a $1.1 million increase in allocated information technology, facilities and other costs, and a $869,000 increase in travel, meetings and seminars expenses, partially offset by a $763,000 decrease in promotional and marketing materials related to our colon product launch in January 2010. Of the $4.2 million increase in personnel-related expenses, $2.5 million was attributable to increases in salaries, benefits and related expenses due primarily to increased headcount, $1.2 million was attributable to higher commissions and bonus payments, and $527,000 was attributable to higher consulting expenses

We expect selling and marketing expenses will continue to increase in future periods due to our efforts to establish adoption of and reimbursement for our Oncotype DX colon cancer test and continued investment in our global commercial infrastructure.

General and Administrative Expenses

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Personnel-related expenses	$6,362	$5,304	$12,790	$10,527
Stock-based compensation	1,322	1,092	2,594	2,092
Occupancy and equipment expenses	3,550	3,141	7,119	6,197
Billing and collection fees	1,620	1,735	3,366	3,261
Bad debt expense	736	632	1,606	1,111
Professional fees and other expenses	1,692	1,605	3,602	3,105
Information technology, facilities and other cost allocations	(5,430)	(4,757)	(10,869)	(9,214)

Total general and administrative expenses	$9,852	$8,752	$20,208	$17,079

Period over period dollar increase	$1,100		$3,129
Period over period percentage increase	13%		18%

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

The $1.1 million, or 13%, increase in general and administrative expenses for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 included a $1.1 million increase in personnel-related expenses, a $409,000 increase in occupancy and equipment expenses, and a $230,000 increase in stock-based compensation expense, partially offset by a $673,000 increase in information technology, facilities and other costs allocated to other functional areas. Of the $1.1 million increase in personnel-related expenses, $882,000 was attributable to annual increases in salaries and benefits expenses and $176,000 was attributable to higher consulting expenses to support the growth of our business.

The $3.1 million, or 18%, increase in general and administrative expenses for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 included a $2.3 million increase in personnel-related expenses, a $922,000 increase in occupancy and equipment expenses, a $497,000 increase in professional fees and other expenses, a $495,000 increase in bad debt expense, and a $502,000 increase in stock-based compensation expense, partially offset by a $1.7 million increase in information technology, facilities and other costs allocated to other functional areas. Of the $2.2 million increase in personnel-related expenses, $1.7 million was attributable to annual increases in salaries and benefits expenses and $528,000 was attributable to higher consulting expenses to support the growth of our business.

We expect general and administrative expenses to increase in future periods as we hire additional staff and incur other expenses to support the growth of our business, and to the extent we spend more on billing and collection fees and bad debt expenses. We expect billing and collection fees and bad debt expenses in total will continue to be approximately 5% of product revenues for at least the next year or more.

Interest Income

Interest income was $75,000 and $140,000 for the three and six months ended June 30, 2011, respectively, compared to $54,000 and $119,000 for the three and six months ended June 30, 2010, respectively. The period over period increases were due primarily to increases in the balances of our marketable securities portfolio. We expect our interest income will remain nominal if the current low interest rate environment continues.

Other Income (Expense), Net

Other expense was $28,000 and $78,000 for the three and six months ended June 30, 2011, respectively, compared to other expense of $21,000 and other income of $1,000 for the three and six months ended June 30, 2010, respectively. The period over period variances were due primarily to losses of $43,000 and $72,000 on an investment in a private company accounted for using the equity method during the three and six months ended June 30, 2011, respectively, partially offset by net foreign currency transaction gains. Other income for the six months ended June 30, 2010 also included $45,000 in gains on disposals of equipment. We expect other income (expense) to continue to fluctuate based on the performance of an investment accounted for under the equity method and fluctuations in exchange rates that impact our foreign exchange transaction gains and losses.

Income Tax Expense

Income tax expense was $59,000 and $128,000 for the three and six months ended June 30, 2011, respectively, compared to $251,000 and $396,000 for the three and six months ended June 30, 2010, respectively. Income tax expense for all periods was principally comprised of state income taxes and foreign taxes and was computed using the discrete, or “cut-off”, method.

As a result of historical losses since inception and based on all available evidence, we continue to believe that there is substantial uncertainty as to whether we will recover recorded net deferred taxes in future periods. We intend to maintain a full valuation allowance on our deferred tax assets until sufficient evidence exists to support the reversal of all or some portion of these allowances. Accordingly, we maintained a full valuation allowance on our net deferred tax assets at both June 30, 2011 and December 31, 2010.

Liquidity and Capital Resources

As of June 30, 2011, we had an accumulated deficit of $171.5 million. We may incur net losses in the future, and we cannot provide assurance as to when, if ever, we will achieve sustained profitability. We expect that our research and development, selling and marketing and general and administrative expenses will increase in future periods and, as a result, we will need to continue to generate significant product revenues to achieve sustained profitability.

	2011	2010	$ Change
	(In thousands)
As of June 30:
Cash, cash equivalents and marketable securities	$80,916	$61,888	$19,028
Working capital	67,852	61,937	5,915
For the six months ended June 30:
Cash provided by (used in):
Operating activities	3,644	5,961	(2,317)
Investing activities	(16,634)	(683)	(15,951)
Financing activities	5,557	814	4,743
Capital expenditures (included in investing activities above)	$(2,841)	$(2,329)	$(512)

Sources of Liquidity

At June 30, 2011, we had cash, cash equivalents and marketable securities of $80.9 million compared to $61.9 million at June 30, 2010. The $19.0 million increase was attributable to increased cash collections from sales of our tests, payments from collaborators, cash received from the exercise of employee stock options and cash received from a legal settlement, which were partially offset by investments in the growth of our business, including research and development, international expansion and strategic investments in privately held companies. In accordance with our investment policy, available cash is invested in low-risk, investment-grade debt instruments. Our cash and marketable securities are held in a variety of interest-bearing instruments including money market accounts, U.S. Treasury securities, debt obligations of U.S. government-sponsored entities, and high-grade commercial paper and corporate bonds.

Historically we have financed our operations primarily through sales of our equity securities and cash received in payment for our tests. Purchases of equipment and leasehold improvements have been partially financed through capital equipment financing arrangements. Our notes payable under these arrangements were paid in full as of November 2010.

Accounts Receivable

At June 30, 2011 and December 31, 2010, $19.4 million, or 16%, and $14.3 million, or 13%, respectively, of our total assets consisted of accounts receivable. The $5.1 million increase in accounts receivable was primarily attributable to additional payors moving from cash basis to accrual basis. Days sales outstanding, or DSOs, is a measure of the average number of days it takes for us to collect our accounts receivable, calculated from the date that tests are billed. At June 30, 2011 and December 31, 2010, our weighted average DSOs were 58 days and 47 days, respectively. The timing of our billing and cash collections causes fluctuations in our monthly DSOs and accounts receivable.

The following tables summarize accounts receivable by payor mix at June 30, 2011 and December 31, 2010:

	June 30, 2011
	Total	% of Total	Current	31-60 Days	61-90 Days	91-120 Days	121 to 180 Days	Over 180 Days
	(In thousands)
Managed care and other	$14,869	74%	$7,437	$2,449	$1,643	$1,283	$864	$1,193
Medicare	5,299	26	4,116	793	69	34	65	222
Total	20,168	100%	$11,553	$3,242	$1,712	$1,317	$929	$1,415
Allowance for doubtful accounts	(799)
Net accounts receivable	$19,369

	December 31, 2010
	Total	% of Total	Current	31-60 Days	61-90 Days	91-120 Days	121 to 180 Days	Over 180 Days
	(In thousands)
Managed care and other	$9,725	65%	$5,367	$1,598	$706	$525	$579	$950
Medicare	5,261	35	4,070	666	73	110	103	239
Total	14,986	100%	$9,437	$2,264	$779	$635	$682	$1,189
Allowance for doubtful accounts	(680)
Net accounts receivable	$14,306

Cash Flows

Net cash provided by operating activities was $3.6 million for the six months ended June 30, 2011 compared to $6.0 million for the six months ended June 30, 2010. Net cash provided by operating activities includes net loss adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the six months ended June 30, 2011 reflected  net income of $2.1 million, adjusted for $9.6 million of stock-based compensation and depreciation and amortization expense, partially offset by a $5.1 million increase in accounts receivable, a $2.1 million decrease in accounts payable and a $1.3 million decrease in accrued expenses and other liabilities. Net cash provided by operating activities for the six months ended June 30, 2010, reflected a net loss of $1.1 million, adjusted for $8.9 million of stock-based compensation and depreciation and amortization expense, and a $1.9 million increase in accounts payable, partially offset by a $1.2 million increase in accounts receivable, a $1.4 million decrease in accrued compensation expense and an $884,000 decrease in accrued expenses and other liabilities.

Net cash used in investing activities was $16.6 million for the six months ended June 30, 2011 compared to $683,000 for the six months ended June 30, 2010. Our investing activities have consisted predominately of purchases and maturities of marketable securities and capital expenditures. Net cash used in investing activities for the six months ended June 30, 2011 included $11.5 million in net purchases of marketable securities, a $2.3 million investment in a privately held company and $2.8 million in capital expenditures. Net cash used in investing activities for the six months ended June 30, 2010 included $2.3 million in capital expenditures, partially offset by $1.6 million in net purchases of marketable securities.

Net cash provided by financing activities was $5.6 million for the six months ended June 30, 2011 compared to $814,000 for the six months ended June 30, 2010. Our financing activities have historically included sales of our equity securities and payments on our capital equipment financing arrangements. Net cash provided by financing activities for the six months ended June 30, 2011 included $5.6 million in proceeds from the issuance of our common stock upon the exercise of employee stock options. Net cash provided by financing activities for the six months ended June 30, 2010 included $934,000 in proceeds from the issuance of our common stock upon the exercise of employee stock options, partially offset by $120,000 in principal payments on our debt.

Contractual Obligations

The following table summarizes our significant contractual obligations as of June 30, 2011 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Non-cancelable operating lease obligations	$19,978	$2,586	$5,831	$6,057	$5,504

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

We are required to make a series of fixed annual payments under one of our collaboration agreements beginning with the January 2010 launch of our Oncotype DX colon cancer test. We made payments under this agreement of $150,000 in 2010 and $200,000 in 2011. As of June 30, 2011, future annual payments under this agreement totaled $1.7 million, of which $300,000 is due in 2012 and $450,000 is due in each of the years 2013, 2014 and 2015. However, because this agreement may be terminated by either party upon 30 days prior written notice, these payments are not included in the table above.

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

Operating Capital and Capital Expenditure Requirements

We achieved positive operating cash flow for the six months ended June 30, 2011 and the year ended December 31, 2010. We currently anticipate that our cash, cash equivalents and marketable securities, together with cash flows from operations, will be sufficient to fund our operations and facilities expansion plans for at least the next 12 months, including the expansion of our research and development programs, establishment of adoption of and reimbursement for our Oncotype DX colon cancer test, and our international expansion efforts. We expect to spend approximately $7 million over the next 12 months for planned laboratory equipment, information technology expansion and facilities expansion. We may also use cash to acquire or fund additional investments in complementary businesses, technologies, services or products. We expect that our cash, cash equivalents and marketable securities will be also be used to fund working capital and for other general corporate purposes, such as licensing technology rights, distribution arrangements for our tests outside of the United States or expanding our direct sales capabilities outside of the United States.

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

Off-Balance Sheet Arrangements

As of June 30, 2011, we had no material off-balance sheet arrangements.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or FASB, issued authoritative guidance requiring companies to present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two consecutive statements. This guidance eliminates the option for companies to present other comprehensive income in the statement of stockholders’ equity. This guidance is effective for interim and annual periods beginning after December 15, 2011. As this guidance provides only presentation requirements, the adoption of this guidance will not impact our financial condition or results of operations.

In June 2011, the FASB issued amendments to authoritative guidance for measuring fair value when required or permitted by other accounting standards. The amendments are intended to result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This amended guidance, for which we are currently assessing the impact on its financial condition and results of operations, is effective for interim and annual periods beginning after December 15, 2011.

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

Our cash, cash equivalents and marketable securities, totaling $80.9 million at June 30, 2011, did not include any auction preferred stock, auction rate securities or mortgage-backed investments. We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. The securities in our investment portfolio are classified as available for sale and are subject to minimal interest rate risk. To date, we have not experienced a loss of principal on any of our marketable securities. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels at June 30, 2011, the impact on the fair value of these securities or our cash flows or income would not be material.

Foreign Currency Exchange Risk

Substantially all of our revenues are recognized in U.S. dollars. Certain expenses related to our international activities are payable in foreign currencies. As a result, factors such as volatility in foreign currency exchange rates or changes in economic conditions in foreign markets will affect our financial results. We recognized net foreign exchange transaction gains of $22,000 and $2,000 for the three and six months ended June 30, 2011, respectively, compared to net foreign exchange transaction losses of $20,000 and $35,000 for the three and six months ended June 30, 2010, respectively. The functional currency of our wholly-owned subsidiaries incorporated outside of the United States is the U.S. dollar, so we are not currently subject to gains and losses from foreign currency translation of the subsidiary financial statements. We currently do not hedge foreign currency exchange rate exposure. Although the impact of currency fluctuations on our financial results has been immaterial in the past, there can be no guarantee that the impact of currency fluctuations related to our international activities will not be material in the future.

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

We have historically incurred substantial net losses. From our inception in August 2000 through June 30, 2011, we had an accumulated deficit of $171.5 million. We expect to continue to invest in our product pipeline, including our current Oncotype DX tests and future products, our global commercial infrastructure and our laboratory operations. For the three and  six months ended June 30, 2011, our research and development expenses were $9.9 million and $20.0 million, respectively, and our sales and marketing expenses were $20.5 million and $41.1 million, respectively. We expect our expense levels to continue to increase for the foreseeable future as we seek to expand the clinical utility of our Oncotype DX breast cancer test, drive adoption of and reimbursement for our Oncotype DX colon cancer test and develop new tests. As a result, we will need to generate significant revenues in order to achieve sustained profitability. Our failure to achieve sustained profitability in the future could cause the market price of our common stock to decline.

Continued weak general economic or business conditions could have a negative impact on our business.

Continuing concerns over prolonged high unemployment levels across the United States, the availability and cost of credit, the U.S. mortgage market, the U.S. real estate market, Federal budget proposals, proposed regulatory changes, inflation, deflation, taxation issues, energy costs and geopolitical issues have contributed to increased volatility and uncertain expectations for the U.S. economy. These factors, combined with uncertainties in business and consumer confidence, uncertainty related to the impact of the recent downgrade of the United States’ credit rating and a volatile stock market, have precipitated an economic slowdown and expectations of slower economic growth and possibly another recession going forward. These economic conditions continued to impact growth in tests delivered and revenues generated during the three and six months ended June 30, 2011. If the economic environment does not improve or deteriorates, our business, including our patient population, our suppliers and our third-party payors, could be negatively affected, resulting in a negative impact on our product revenues.

Healthcare policy changes, including recently enacted legislation reforming the U.S. healthcare system, may have a material adverse effect on our financial condition and results of operations.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the PPACA, enacted in March 2010, makes changes that are expected to significantly impact the pharmaceutical and medical device industries and clinical laboratories. Beginning in 2013, each medical device manufacturer will have to pay a sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices. Although there are some exceptions, because the FDA maintains that clinical laboratory tests that are developed and validated by a laboratory for its own use, or LDTs, such as our Oncotype DX breast and colon cancer tests, are medical devices, this tax may apply to some or all of our current products and products in development. The PPACA also mandates a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule of 1.75% for the years 2011 through 2015. This adjustment is in addition to a productivity adjustment to the Medicare Clinical Laboratory Fee Schedule. These or other reductions in payments may apply to some or all of our clinical laboratory test services furnished to Medicare beneficiaries.

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

In addition to the PPACA, the effect of which cannot presently be fully quantified given its recent enactment, various healthcare reform proposals have also emerged at the state level. Changes in healthcare policy, such as changes in the FDA regulatory policy for LDTs, the creation of broad test utilization limits for diagnostic products in general or requirements that Medicare patients pay for portions of clinical laboratory tests or services received, could substantially impact the sales of our tests, increase costs and divert management’s attention from our business. Such co-payments by Medicare beneficiaries for laboratory services were discussed as a possible cost savings for the Medicare program and may be enacted in the future. In addition, sales of our tests outside of the United States make us subject to foreign regulatory requirements, which may also change over time.

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

In June 2011 the FDA issued draft guidance regarding “Commercially Distributed In Vitro Diagnostic Products Labeled for Research Use Only or Investigational Use Only.” This draft guidance has not been finalized and is subject to public comment. We cannot predict the ultimate form of any such guidance and the potential impact on our tests or materials used to perform our tests.  While we qualify all materials used in our tests according to CLIA regulations, we cannot be certain that the FDA might not enact rules or guidance documents which could impact our ability to purchase materials necessary for the performance of our tests. Should any of the reagents obtained by us from vendors and used in conducting our tests be affected by future regulatory actions, our business could be adversely affected by those actions, including increasing the cost of testing or delaying, limiting or prohibiting the purchase of reagents necessary to perform testing.

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

Even if we are being reimbursed for our tests, Medicare and private and other payors may withdraw their coverage policies, cancel their contracts with us at any time, review and adjust the rate of reimbursement, require co-payments from patients or stop paying for our tests, which would reduce our total revenues. In addition, insurers, including managed care organizations as well as government payors such as Medicare and Medicaid, have increased their efforts to control the cost, utilization and delivery of healthcare services. These measures have resulted in reduced payment rates and decreased utilization for the clinical laboratory industry. From time to time, Congress has considered and implemented changes to the Medicare fee schedules in conjunction with budgetary legislation, and pricing and payment terms, including the possible requirement of a patient co-payment for Medicare beneficiaries for tests covered by Medicare, are subject to change at any time. Reductions in the reimbursement rate of payors may occur in the future. Reductions in the prices at which our tests are reimbursed could have a negative impact on our revenues.

There is no specific Current Procedural Terminology, or CPT, procedure code or group of codes to report the Oncotype DX breast or colon cancer tests. The tests are reported under a non-specific, unlisted procedure code, which is subject to manual review of each claim. With regard to Medicare’s current reimbursement of our Oncotype DX breast cancer test, we were informed that, under the local coverage determination, claims are to be paid consistent with the average allowed reimbursement rate for claims that were billed and processed to completion as of September 30, 2005. This reimbursement rate remains in effect as of the date of this report, but is subject to review and adjustment. A Healthcare Common Procedure Coding System, or HCPCS, code has been issued effective January 1, 2006 for the Oncotype DX breast cancer test that some private third-party payors may accept on claims for the test. However, Medicare will not accept this HCPCS code. The American Medical Association, which has the copyright on the CPT coding system, has established a work group to develop a new coding framework for non-infectious disease molecular pathology testing and recommend new codes to the panel, which determines new and revised codes and descriptors. It is possible that this process will result in a new code or codes to report and bill for our Oncotype DX tests, and could result in our tests being priced on the physician fee schedule rather than the clinical laboratory fee schedule and that such coding changes may result in higher or lower reimbursement of our tests. Whether or not we obtain a specific CPT code for our tests, there can be no assurance that an adequate payment rate will continue to be assigned to the tests, which could have a negative impact on our revenues.

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

Reimbursement on behalf of patients covered by Medicare represented 8% of our product revenues for both the three and six months ended June 30, 2011, respectively, and 8% and 9% of our product revenues for the three and six months ended June 30, 2010, respectively. While there were no other third-party payors with product revenues representing 10% or more for these periods, there have been in the past, and may be in the future, other payors accounting for 10% or more of our product revenues. Because the majority of stage II colon cancer patients in the United States are age 65 and over, we may become more dependent on Medicare reimbursement in the future. It is possible that Medicare or other third-party payors that provide reimbursement for our tests may suspend, revoke or discontinue coverage at any time, may require co-payments from patients, or may reduce the reimbursement rates payable to us. Any such action could have a negative impact on our revenues.

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

As of June 30, 2011, we had 15 issued patents in the United States and 18 issued patents internationally covering genes and methods that are components of the Oncotype DX breast cancer test, 23 of which were issued jointly to us and our collaborators and five of which were assigned to us by a collaborator. In addition, we have a number of pending patent applications in the United States and in other countries. Our pending patent applications may not result in issued patents, and we cannot assure you that our issued patents or any patents that might ultimately be issued by the U.S. Patent and Trademark Office, or USPTO, will protect our technology. Any patents that may be issued to us might be challenged by third parties as being invalid or unenforceable, or third parties may independently develop similar or competing technology that avoids our patents. We cannot be certain that the steps we have taken will prevent the misappropriation and use of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

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

On October 30, 2008, the Court of Appeals for the Federal Circuit issued a decision that methods or processes cannot be patented unless they are tied to a machine or involve a physical transformation. The U.S. Supreme Court reversed that decision in 2010, finding that the “machine or transformation” test is not the only test for determining patent eligibility. The Court, however, declined to specify how and when processes are patentable. In response, the USPTO issued an Interim Guidance for Determining Subject Matter Eligibility for Process Claim dated July 27, 2010. We cannot assure you that our patent portfolio will not be negatively impacted by the decision described above, rulings in other cases or changes in guidance or procedures issued by the USPTO.

A suit brought by multiple plaintiffs, including the American Civil Liberties Union, or ACLU, against Myriad Genetics and the USPTO, could also impact biotechnology patents. That case involves certain of Myriad’s U.S. patents related to the breast cancer susceptibility genes BRCA1 and BRCA2. Related European patents were canceled in 2004 by the European Patent Office after opposition, and a similar challenge is pending in Australia. The plaintiffs in the Myriad case filed motions for summary judgment in the Southern District of New York requesting that the court, among other things, find that the breast cancer genes are not patentable subject matter. We joined other diagnostic companies in filing an amici brief in this case. The U.S. District Court for the Southern District of New York filed an opinion on this case on March 20, 2010, finding that Myriad’s BRCA sequence and sequence related claims are unpatentable under the Federal Circuit “machine or transformation” test. Myriad appealed the decision before the Federal Circuit, which has been instructed by the Supreme Court to use broader patentability principles. The Federal Circuit issued a written decision on July 29, 2011. In that decision, the Federal Circuit reversed the District Court’s ruling that Myriad’s composition claims to “isolated” DNA molecules cover unpatentable subject matter. However, the Federal Court affirmed the District Court’s decision that Myriad’s method claims directed to simply “comparing” or “analyzing” DNA sequences without a “transformation” step are not patentable. It is possible that the ACLU will appeal the case to the Supreme Court and it is unknown whether or how this case will be decided if argued before the Supreme Court, whether this decision will have an indirect impact on gene patents generally, or if this decision will have a significant impact on the ability of biotechnology companies to obtain or enforce gene patents in the future.

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

We also face competition from companies that offer products or have conducted research to profile genes, gene expression or protein expression in breast or colon cancer, including public companies such as GE Healthcare, a business unit of General Electric Company, Hologic, Inc., Novartis AG, Myriad Genetics, Inc., Qiagen N.V. and Response Genetics Inc., and many private companies. We face competition from commercial laboratories with strong distribution networks for diagnostic tests, such as Laboratory Corporation of America Holdings and Quest Diagnostics Incorporated. Other potential competitors include companies that develop diagnostic tests such as Roche Diagnostics, a division of Roche Holding Ltd, Siemens AG and Veridex LLC, a Johnson & Johnson company, life science technology providers, such as Complete Genomics, Inc., Illumina, Inc. and Life Technologies Corporation, and other companies and academic and research institutions. Our competitors may invent and commercialize technology platforms that compete with ours. Additionally, projects related to cancer genomics have received increased government funding, both in the United States and internationally. As more information regarding cancer genomics becomes available to the public, we anticipate that more products aimed at identifying targeted treatment options will be developed and these products may compete with ours. In addition, competitors may develop their own versions of our tests in countries where we did not apply for patents or where our patents have not issued and compete with us in those countries, including encouraging the use of their test by physicians or patients in other countries.

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

As of June 30, 2011, we had agreements with 16 distributors in various countries outside of the United States for our Oncotype DX breast cancer test, and we may enter into other similar arrangements in other countries in the future. We intend to grow our business internationally, and to do so we may need to attract additional distributors to expand the territories in which we sell our test. Distributors may not commit the necessary resources to market and sell our test to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to locate distributors in particular geographic areas, we may not realize long-term international revenue growth. Regulatory requirements, costs of doing business outside of the United States and the reimbursement process in foreign markets may also impact our revenues from international sales or impact our ability to increase international sales in the future.

We may acquire other businesses, form joint ventures or make investments in other companies or technologies that could harm our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expense.

As part of our business strategy, we may pursue acquisitions of complementary businesses and assets, as well as technology licensing arrangements. We also may pursue strategic alliances that leverage our core technology and industry experience to expand our product offerings or distribution, or make investments in other companies. We have recently experienced and may in the future experience losses related to the recognition of our portion of the net losses of equity method investees, and we may in the future experience impairment losses related to our investments in companies if we determine that the value of an investment is impaired. Losses related to our investments in other companies could have a material negative effect on our results of operations. We have no experience with respect to acquiring other companies and limited experience with respect to the formation of strategic alliances and joint ventures. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any future acquisitions by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. Integration of an acquired company also may require management resources that otherwise would be available for ongoing development of our existing business. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance, joint venture or investment.

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

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Genomic Health, Inc. Employee Stock Purchase Plan.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1#	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32.2#	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

101##

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

#                       In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act.

##                In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENOMIC HEALTH, INC.

Date: August 8, 2011	By:	/s/ Kimberly J. Popovits
Kimberly J. Popovits
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2011	By:	/s/ Dean L. Schorno
Dean L. Schorno
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

GENOMIC HEALTH, INC.

EXHIBIT INDEX

Exhibit Number	Description

10.1	Genomic Health, Inc. Employee Stock Purchase Plan.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1#	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
32.2#	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
101##

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

#                       In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act.

##                In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.