Form 10-Q
period 2011-09-30
GENOMIC HEALTH INC
filed 2011-11-08
CIK 1131324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 29,542,324 as of October 31, 2011.

GENOMIC HEALTH, INC.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

GENOMIC HEALTH, INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$38,281	$31,183
Short-term marketable securities	40,278	45,635
Accounts receivable (net of allowance for doubtful accounts; 2011 - $940, 2010 - $680)	22,646	14,306
Prepaid expenses and other current assets	7,040	6,541
Total current assets	108,245	97,665
Long-term marketable securities	8,835	—
Property and equipment, net	9,551	10,345
Restricted cash	113	608
Other assets	4,335	2,243
Total assets	$131,079	$110,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,722	$3,968
Accrued compensation	8,433	7,352
Accrued license fees	2,899	3,126
Accrued expenses and other current liabilities	6,708	5,584
Deferred revenues — current portion	1,284	1,295
Other current liabilities	282	243
Total current liabilities	22,328	21,568
Deferred revenues — long-term portion	504	1,526
Other liabilities	1,356	1,657
Commitments (Note 6)
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	275,250	259,724
Accumulated other comprehensive loss	(42)	(10)
Accumulated deficit	(168,320)	(173,607)
Total stockholders’ equity	106,891	86,110
Total liabilities and stockholders’ equity	$131,079	$110,861

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Product revenues	$51,661	$45,773	$151,611	$128,553
Contract revenues	397	544	1,102	2,432
Total revenues	52,058	46,317	152,713	130,985
Operating expenses:
Cost of product revenues	9,195	8,853	26,480	25,927
Research and development	9,611	8,180	29,582	23,953
Selling and marketing	20,157	17,336	61,220	52,868
General and administrative	9,696	8,561	29,904	25,640
Total operating expenses	48,659	42,930	147,186	128,388
Income from operations	3,399	3,387	5,527	2,597
Interest income	77	55	217	174
Other income (expense), net	(113)	13	(191)	14
Income before income taxes	3,363	3,455	5,553	2,785
Income tax expense (benefit)	138	(215)	266	182
Net income	$3,225	$3,670	$5,287	$2,603

Basic net income per share	$0.11	$0.13	$0.18	$0.09
Diluted net income per share	$0.10	$0.12	$0.17	$0.09

Shares used in computing basic net income per share	29,491	28,832	29,311	28,784
Shares used in computing diluted net income per share	30,808	29,584	30,661	29,625

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating activities
Net income	$5,287	$2,603
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,506	5,311
Stock-based compensation	8,805	8,063
Gain on disposal of property and equipment	(7)	(45)
Share of loss of equity method investee	119	—
Changes in assets and liabilities:
Accounts receivable	(8,340)	(1,188)
Prepaid expenses and other assets	(32)	(1,052)
Accounts payable	(1,246)	1,235
Accrued compensation	1,081	(29)
Accrued expenses and other liabilities	588	(211)
Deferred revenues	(1,033)	(553)
Net cash provided by operating activities	10,728	14,134
Investing activities
Purchases of property and equipment	(4,541)	(2,809)
Purchases of marketable securities	(89,482)	(60,627)
Maturities of marketable securities	85,972	62,889
Purchase of other investments	(2,300)	—
Net cash used in investing activities	(10,351)	(547)
Financing activities
Principal payments of notes payable	—	(182)
Proceeds from issuance of common stock under stock plans	6,721	1,129
Net cash provided by financing activities	6,721	947
Net increase in cash and cash equivalents	7,098	14,534
Cash and cash equivalents at the beginning of the period	31,183	9,082
Cash and cash equivalents at the end of the period	$38,281	$23,616
Cash paid for interest	$—	$12
Cash paid for income taxes	$73	$587

See accompanying notes.

GENOMIC HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

Basis of Presentation and Use of Estimates

The accompanying interim period condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated balance sheet as of September 30, 2011, condensed consolidated statements of income for the three and nine months ended September 30, 2011 and 2010 and condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2010 has been derived from audited financial statements, but it does not include certain information and notes required by GAAP for complete consolidated financial statements.

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

Revenue Recognition

The Company derives its revenues from product sales and contract research arrangements. The Company operates in one industry segment. The majority of the Company’s historical product revenues have been derived from the sale of the Oncotype DX breast cancer test. The Company generally bills third-party payors upon generation and delivery of a patient report to the physician. As such, the Company takes assignment of benefits and the risk of collection with the third-party payor. The Company usually bills the patient directly for amounts owed after multiple requests for payment have been denied or only partially paid by the insurance carrier. The Company pursues case-by-case reimbursement where policies are not in place or payment history has not been established.

The Company’s product revenues for tests performed are recognized when the following revenue recognition criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Criterion (1) is satisfied when the Company has an arrangement to pay or a contract with the payor in place addressing reimbursement for the Oncotype DX test. In the absence of such arrangements, the Company considers that criterion (1) is satisfied when a third-party payor pays the Company for the test performed. Criterion (2) is satisfied when the Company performs the test and generates and delivers to the physician, or makes available on its web portal, a patient report. Determination of criteria (3) and (4) is based on management’s judgments regarding whether the fee charged for products or services delivered is fixed or determinable, and the collectibility of those fees under any contract or arrangement. When evaluating collectibility, the Company considers whether it has sufficient history to reliably estimate a payor’s individual payment patterns. Based upon at least several months of payment history, the Company reviews the number of tests paid against the number of tests billed and the payor’s outstanding balance for unpaid tests to determine whether payments are being made at a consistently high percentage of tests billed and at appropriate amounts given the contracted payment amount. To the extent all criteria set forth above are not met when test results are delivered, product revenues are recognized when cash is received from the payor.

As of September 30, 2011, the Company had agreements with distributors in more than 20 countries outside of the United States. A distributor provides certain marketing and administrative services to the Company within its territory. As a condition of these agreements, the distributor pays the Company an agreed upon fee per test and the Company processes the tests. The same revenue recognition criteria described above generally apply to tests received through distributors. Product revenues for tests performed are recognized on an accrual basis when the following revenue recognition criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. To the extent all criteria set forth above are not met when test results are delivered, product revenues are generally recognized when cash is received from the distributor.

From time to time, the Company receives requests for refunds of payments, generally due to overpayments made by third party-payors. Upon becoming aware of a refund request, the Company establishes an accrued liability for tests covered by the refund request until such time as the Company determines whether or not a refund is due. Accrued refunds were $686,000 and $659,000 at September 30, 2011 and December 31, 2010, respectively.

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

Advance payments received in excess of revenues recognized are classified as deferred revenues until such time as the revenue recognition criteria have been met.

Allowance for Doubtful Accounts

The Company accrues an allowance for doubtful accounts against its accounts receivable based on estimates consistent with historical payment experience. Bad debt expense is included in general and administrative expense on the Company’s condensed consolidated statements of income. Accounts receivable are written off against the allowance when the appeals process is exhausted, when an unfavorable coverage decision is received or when there is other substantive evidence that the account will not be paid. The Company’s allowance for doubtful accounts as of September 30, 2011 and December 31, 2010 was $940,000 and $680,000, respectively. Write-offs for doubtful accounts of $797,000 and $2.3 million were recorded against the allowance during the three and nine months ended September 30, 2011, respectively, and write-offs of $526,000 and $1.5 million were recorded during the three and nine months ended September 30, 2010, respectively. Bad debt expense was $939,000 and $2.5 million for the three and nine months ended September 30, 2011, respectively, and $552,000 and $1.7 million for the three and nine months ended September 30, 2010, respectively.

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

Investments in Privately Held Companies

The Company determines whether its investments in privately held companies are debt or equity based on their characteristics, in accordance with accounting guidance for investments. The Company also evaluates the investee to determine if the entity is a variable interest entity (“VIE”) and, if so, whether the Company is the primary beneficiary of the VIE, in order to determine whether consolidation of the VIE is required in accordance with accounting guidance for consolidations. If consolidation is not required and the Company owns less than 50.1% of the voting interest of the entity, the investment is evaluated to determine if the equity method of accounting should be applied. The equity method applies to investments in common stock or in-substance common stock representing 20% or more of the voting interests of an entity. If the equity method does not apply, investments in privately held companies determined to be equity securities are accounted for using the cost method. Investments in privately held companies determined to be debt securities are accounted for as available-for-sale or held-to-maturity securities, in accordance with accounting guidance for investments. The Company’s investments in privately held companies were $2.7 million and $500,000 at September 30, 2011 and December 31, 2010, respectively, and were included in other assets on the Company’s consolidated balance sheets.

In March 2011, the Company invested $2.3 million in the redeemable preferred stock of a private company representing 21% of the entity’s outstanding voting shares. The Company determined that the investment was a held-to-maturity debt security and that the investee was not subject to consolidation. The investment was recorded at cost and is subject to impairment evaluation on a quarterly basis. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The carrying value of this investment was $2.3 million at September 30, 2011, and no impairment was recognized during the three and nine months ended September 30, 2011.

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

Note 2.  Net Income Per Share

Basic net income per share is calculated by dividing net income for the period by the weighted-average number of common shares outstanding for the period without consideration of potential common shares. Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period and dilutive potential common shares for the period determined using the treasury-stock method. The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Numerator:
Net income	$3,225	$3,670	$5,287	$2,603

Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic net income per share	29,491	28,832	29,311	28,784
Effect of dilutive securities:
Options to purchase common stock	1,267	752	1,318	841
Restricted stock units	50	—	32	—
	1,317	752	1,350	841

Weighted-average shares of common stock outstanding used in the calculation of diluted net income per share	30,808	29,584	30,661	29,625

Options to purchase approximately 1.2 million and 1.1 million weighted-average shares of the Company’s common stock were outstanding during the three and nine months ended September 30, 2011, respectively, but are not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during these periods; therefore, their effect is anti-dilutive. Options to purchase approximately 4.2 million and 4.0 million weighted-average shares of the Company’s common stock were outstanding during the three and nine months ended September 30, 2010, respectively, but were not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during these periods; therefore, their effect is anti-dilutive.

Comprehensive Income

The Company currently reports comprehensive income and its components as part of total stockholders’ equity.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Net income	$3,225	$3,670	$5,287	$2,603
Change in unrealized loss on marketable securities available for sale	(70)	(3)	(32)	(9)

Comprehensive income	$3,155	$3,667	$5,255	$2,594

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis at September 30, 2011 and December 31, 2010, respectively. The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010 by level within the fair value hierarchy:

	Actively Quoted Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3	Balance at September 30, 2011
	(In thousands)
As of September 30, 2011:
Assets
Money market deposits	$13,359	$—		$—	$13,359
U.S. Treasury securities	1,004	—		—	1,004
Debt securities of U.S. government-sponsored entities	—	9,493		—	9,493
Commercial paper	—	18,249	(1)	—	18,249	(1)
Corporate debt securities	—	23,663	(2)	—	23,663	(2)
Total	$14,363	$51,405		$—	$65,768

	Actively Quoted Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance at December 31, 2010
	(In thousands)
As of December 31, 2010:
Assets
Money market deposits	$9,956	$—	$—	$9,956
U.S. Treasury securities	3,818	—	—	3,818
Debt securities of U.S. government-sponsored entities	—	20,819	—	20,819
Commercial paper	—	11,869	—	11,869
Corporate debt securities	—	9,129	—	9,129
Total	$13,774	$41,817	$—	$55,591

(1)          Includes commercial paper with a fair value of $3.0 million that matures within three months of September 30, 2011 and was classified as cash equivalents on the condensed consolidated balance sheet as of September 30, 2011.

(2)          Includes a corporate bond with a fair value of $296,000 that matures within three months of September 30, 2011 and was classified as cash equivalents on the condensed consolidated balance sheet as of September 30, 2011.

The Company’s debt securities of U.S. government-sponsored entities, commercial paper and corporate bonds are classified as Level 2 as they are valued using multi-dimensional relational pricing models that use observable market inputs, including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data. Not all inputs listed are available for use in the evaluation process on any given day for each security evaluation. In addition, market indicators, industry and economic events are monitored and may serve as a trigger to acquire further corroborating market data. There were no transfers between Level 1 and Level 2 categories during the three and nine months ended September 30, 2011 and 2010.

All of the Company’s marketable securities are classified as available-for-sale. The following tables illustrate the Company’s available-for-sale marketable securities as of the dates indicated:

	September 30, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Treasury securities	$1,004	$—	$—	$1,004
Debt securities of U.S. government-sponsored entities	9,499	2	(8)	9,493
Commercial paper	15,238	11	—	15,249
Corporate debt securities	23,414	—	(47)	23,367
Total	$49,155	$13	$(55)	$49,113

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Treasury securities	$3,818	$—	$—	$3,818
Debt securities of U.S. government-sponsored entities	20,825	1	(7)	20,819
Commercial paper	11,868	2	(1)	11,869
Corporate debt securities	9,134	—	(5)	9,129
Total	$45,645	$3	$(13)	$45,635

The Company had no realized gains or losses on available-for-sale marketable securities during the three and nine months ended September 30, 2011 and 2010, respectively.

The following table summarizes the Company’s portfolio of available-for-sale marketable securities by contractual maturity as of the dates indicated:

	September 30, 2011		December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$40,310	$40,278	$45,645	$45,635
Due in more than one year but less than five years	8,845	8,835	—	—
Total	$49,155	$49,113	$45,645	$45,635

Note 4. Contract Research Arrangements

In November 2007, the Company entered into a Collaborative Diagnostic Development Agreement with Pfizer Inc. to provide research and development services for the development of a diagnostic product for renal cell cancer. The Company received an initial payment of $1.5 million and was initially eligible to receive a payment of $2.2 million upon joint agreement on a gene identification plan, $5.0 million in additional payments upon the earlier of Pfizer’s election to initiate the next phase of development or a specified number of months from the date the Company received the sample set and related clinical data necessary to conduct the first phase of development, and a final payment of $1.5 million upon completion of clinical validation. Completion of clinical validation represents a substantive milestone and the Company will recognize the $1.5 million payment upon completion. All other payments were not considered substantive milestones as they are not based solely on the Company’s past performance. Such payments are recognized using a performance-based model and revenue is recognized following delivery of effort as compared to an estimate of total expected effort. The Company did not recognize any revenue related to milestones under this arrangement during the three and nine months ended September 30, 2011 and 2010.

Note 5.  Collaboration and Commercial Technology Licensing Agreements

The Company has entered into a variety of collaboration and specimen transfer agreements relating to its development efforts. The Company recorded collaboration expense of $451,000 and $2.2 million for the three and nine months ended September 30, 2011, respectively, and $351,000 and $1.5 million for the three and nine months ended September 30, 2010, respectively, relating to services provided in connection with these agreements. In addition to these expenses, some of the agreements contain provisions for royalties from inventions resulting from these collaborations. The Company has specified options and rights relating to joint inventions arising out of the collaborations.

The Company is a party to various agreements under which it licenses technology on a non-exclusive basis in the field of human diagnostics. Access to these licenses enables the Company to process its Oncotype DX tests. While certain agreements contain provisions for fixed annual payments, license fees are generally calculated as a percentage of product revenues, with rates that vary by agreement and may be tiered, and payments that may be capped at annual minimum or maximum amounts. The Company recognized costs recorded under these agreements totaling $2.9 million and $7.8 million for the three and nine months ended September 30, 2011, respectively, and $2.7 million and $7.8 million for the three and nine months ended September 30, 2010, respectively, which were included in cost of product revenues. License fees for the nine months ended September 30, 2011 were reduced by an $800,000 payment under a legal settlement related to the abandonment of a patent.

At September 30, 2011, future fixed annual payments, exclusive of royalty payments, relating to the launch and commercialization of the Oncotype DX colon cancer test totaled $1.7 million and are payable as follows:

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

Future non-cancelable commitments under these operating leases at September 30, 2011 were as follows:

Annual Payments
(In thousands)
Years Ending December 31,
2011(remainder of year)	$613
2012	2,776
2013	2,910
2014	2.993
2015	3,021
2016 and thereafter	7,030
Total minimum payments	$19,343

Note 7. Stock-Based Compensation

The Company recorded $2.9 million and $8.8 million of employee stock-based compensation expense for the three and nine months ended September 30, 2011, respectively, and $2.7 million and $8.0 million of employee stock-based compensation expense for the three and nine months ended September 30, 2010, respectively, including expense for stock option grants and restricted stock awards. Employee stock-based compensation expense was calculated based on options and awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Employee stock-based compensation expense includes expense related to awards to outside directors of the Company.

Restricted Stock

During the three and nine months ended September 30, 2011, the Company awarded 16,920 and 328,468 restricted stock units to employees with a grant-date fair value equal to $466,000 and $7.7 million, respectively. Each restricted stock unit entitles the recipient to receive one share of the Company’s common stock upon vesting. Restricted stock units awarded to employees generally vest as to one-third of the total number of shares awarded annually over a three-year period. During the three and nine months ended September 30, 2011, the Company awarded 1,432 and 3,462 shares of restricted stock with a grant date fair value equal to $40,000 and $93,000, respectively, to outside directors serving on the Company’s board of directors. Restricted stock awards to directors were in lieu of fees paid for director service and vested immediately on the award date. The Company did not award any restricted stock to employees or outside directors during the three and nine months ended September 30, 2010.

Stock Option Grants

The Company granted options to purchase 12,000 and 560,900 shares of common stock to employees and outside directors during the three and nine months ended September 30, 2011, respectively. The Company granted options to purchase 51,300 and 1.2 million shares of common stock to employees during the three and nine months ended September 30, 2010, respectively. The Company values its stock option grants using the Black-Scholes option valuation model. Option valuation models require the input of highly subjective assumptions that can vary over time. The Company’s assumptions regarding expected volatility are based on the historical volatility of the Company’s common stock. The expected life of options granted is estimated based on historical option exercise data and assumptions related to unsettled options. The risk-free interest rate is estimated using published rates for U.S. Treasury securities with a remaining term approximating the expected life of the options granted. The Company uses a dividend yield of zero as it has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future. The weighted-average fair values and assumptions used in calculating such values during each fiscal year are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Expected volatility	46%	48%	47%	53%
Risk-free interest rate	1.44%	1.53%	2.28%	2.52%
Expected life of options in years	5.41	5.09	6.18	5.78
Weighted-average fair value	$11.56	$6.43	$11.19	$8.66

For the three and nine months ended September 30, 2011, the Company issued 89,273 and 514,819 shares of common stock in connection with the exercise of stock options with a weighted-average exercise price of $12.60 and $12.88 per share, respectively. For the three and nine months ended September 30, 2010, the Company issued 38,537 and 171,156 shares of common stock in connection with the exercise of stock options with a weighted-average exercise price of $5.04 and $6.60 per share, respectively.

Employee Stock Purchase Plan

At the annual meeting of stockholders held on June 9, 2011, the Company’s stockholders approved the Genomic Health, Inc. Employee Stock Purchase Plan (“ESPP”), as adopted by the Company’s board of directors. The ESPP provides eligible employees with an opportunity to purchase common stock from the Company and to pay for their purchases through payroll deductions. A total of 1,250,000 shares of common stock has been reserved for issuance under the ESPP. The ESPP is expected to be implemented through a series of offerings of purchase rights to eligible employees beginning December 1, 2011. Under the ESPP, the Compensation Committee of the Company’s board of directors may specify offerings with a duration of not more than 27 months, and may specify shorter purchase periods within each offering. During each purchase period, payroll deductions will accumulate, without interest. On the last day of the purchase period, accumulated payroll deductions will be used to purchase common stock for employees participating in the offering. The purchase price will be specified pursuant to the offering, but cannot, under the terms of the ESPP, be less than 85% of the fair market value per share of the Company’s common stock on either the last trading day preceding the offering date or on the purchase date, whichever is less.

The Company’s board of directors has determined that the purchase periods initially shall have a duration of six months and that the purchase price will be 85% of the fair market value per share of the Company’s common stock on either the last trading day preceding the offering date or the purchase date, whichever is less. The length of the purchase period applicable to U.S. employees and the purchase price may not be changed without the approval of the independent members of the Company’s board of directors.

Note 8. Income Tax

The Company recorded income tax expense of $138,000 and $266,000 for the three and nine months ended September 30, 2011, respectively, which was computed using the “discrete” (or “cut-off”) method and was principally comprised of state income taxes and foreign taxes. The Company recorded an income tax benefit of $215,000 and income tax expense of $182,000 for the three and nine months ended September 30, 2010, respectively, which was computed using the “discrete” (or “cut-off”) method and was principally comprised of California alternative minimum tax, other state income taxes and foreign taxes. The difference of income tax expense between the provision and the statutory rate of the Company’s loss before income taxes and provision actually recorded was primarily due to the impact of nondeductible stock-based compensation expenses. No federal tax provision was recorded due to the utilization of net operating loss carryforwards for federal and alternative minimum tax purposes.

The Company is required to reduce its deferred tax assets by a valuation allowance if it is more likely than not that some or all of its deferred tax assets will not be realized. Management must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of the valuation allowance, if any, the Company assesses the likelihood that it will be able to recover its deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses, the Company determined that, based on all available evidence, there was substantial uncertainty as to whether it will recover recorded net deferred taxes in future periods. Accordingly, the Company recorded a valuation allowance against all of its net deferred tax assets at both September 30, 2011 and December 31, 2010. The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Should the actual timing differences differ from the Company’s estimates, the amount of its valuation allowance could be materially impacted.

The Company had $768,000 of unrecognized tax benefits as of September 30, 2011 and December 31, 2010. The Company does not anticipate a material change to its unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of its income tax provision in its consolidated statements of income. All tax years from 2000 forward remain subject to future examination by federal, state and foreign tax authorities.

Note 9. Subsequent Event

In October 2011, the Company executed an amendment to its agreement with Roche Molecular Systems, Inc. (“Roche”) for a nonexclusive license under a number of U.S. patents claiming nucleic acid amplification processes known as polymerase chain reaction, or PCR, homogeneous polymerase chain reaction, and reverse transcription polymerase chain reaction, or RT-PCR. The amendment, which is effective as of July 1, 2011, reduces the specified percentage of the Company’s applicable future net product revenues payable as royalty payments to Roche. During the three months ending December 31, 2011, the Company expects to recognize a $1.1 million reduction in license fee expense attributable to product revenues for the three months ended September 30, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our expectation that, for the foreseeable future, a significant amount of our revenues will be derived from Oncotype DX for breast cancer; the factors that may impact our financial results; the extent of our net losses and our ability to achieve and maintain sustained profitability; our ability to recognize revenues other than on a cash basis; our expectations regarding our ability to recognize reduced license fees during the quarter ending December 31, 2011 and the level of such fees; our business strategy and our ability to achieve our strategic goals; our expectations regarding product revenues; the amount of future revenues that we may derive from Medicare patients or categories of patients; our belief that we may become more dependent on Medicare reimbursement in the future; our plans to pursue reimbursement on a case-by-case basis; our ability, and expectations as to the amount of time it will take, to achieve reimbursement from third-party payors and government insurance programs for new tests or in new markets; our expectations regarding our international expansion and opportunities, and our expectations regarding revenues from international sales; our intent to enter into additional foreign distribution arrangements; the factors we believe to be driving demand for our tests and our ability to sustain or increase such demand; our success in increasing patient and physician demand as a result of our direct sales approach and our sales forces’ capacity to sell our tests; plans for, and the timeframe for the development or commercial launch of, future tests, enhancements or reporting of information to address different patient populations of breast or colon cancer, other types of cancer or specific cancer treatments; the factors that we believe will drive the establishment of coverage policies; the capacity of our clinical reference laboratory to process tests and our expectations regarding capacity; our dependence on collaborative relationships and the success of those relationships; whether any tests will result from our collaborations; the applicability of clinical results to actual outcomes; our estimates and assumptions with respect to disease incidence; the occurrence, timing, outcome or success of clinical trials or studies; our plans with respect to additional development, clinical or validation studies; our expectations regarding timing of the announcement or publication of research results; the benefits of our technology platform; the economic benefits of our tests to the healthcare system; the ability of our tests to impact treatment decisions; our beliefs regarding our competitive benefits; our expectations regarding the ability of our technology to continue to increase throughput; our expectations regarding our future technologies, including next generation sequencing, and their potential benefits; our belief that multi-gene analysis provides better analytical information; our beliefs regarding the benefits of genomic analysis in various patient populations; our expectations regarding clinical development processes future tests may follow; our beliefs regarding the benefits of individual gene reporting; our expectation that our research and development, general and administrative and sales and marketing expenses will increase and our anticipated uses of those funds; our beliefs regarding future levels of bad debt expense and billing and collection fees; our expectations regarding capital expenditures; our ability to comply with the requirements of being a public company; our ability to attract and retain experienced personnel; the adequacy of our product liability insurance; how we intend to spend our existing cash and how long we expect our existing cash to last; our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing; our expected future sources of cash; our expectations regarding incurrence of debt; our compliance with federal, state and foreign regulatory requirements; the potential impact resulting from the regulation of our tests by the U.S. Food and Drug Administration, or FDA, and other agencies abroad, and our belief that our tests are properly regulated under the Clinical Laboratory Improvement Amendments of 1988, or CLIA; the impact of new or changing policies, regulation or legislation on our business; our belief that we have taken reasonable steps to protect our intellectual property; our strategies regarding filing additional patent applications to strengthen our intellectual property rights; the impact of changing interest rates; our beliefs regarding our unrecognized tax benefits or our valuation allowance; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; the impact of the economy on our business, patients and payors; and anticipated trends and challenges in our business and the markets in which we operate.

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A of this report, as well as our ability to develop and commercialize new products and product enhancements; the risk of unanticipated delays in research and development efforts; the risk that we may not obtain or maintain sufficient levels of reimbursement for our existing tests or any future tests we may develop; the risk that reimbursement pricing may change; the risks and uncertainties associated with the regulation of our tests by the FDA or regulatory agencies outside of the U.S.; the impact of new legislation or regulations on our business; our ability to compete against third parties; our ability to obtain capital when needed; the economic environment; and our history of operating losses. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to update any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

For the three and nine months ended September 30, 2011, more than 16,890 and more than 49,520 Oncotype DX test reports were delivered for use in treatment planning, respectively, compared to more than 14,730 and 42,090  reports delivered for the three and nine months ended September 30, 2010, respectively. All of our tests are conducted at our clinical reference laboratory in Redwood City, California. Our clinical reference laboratory processing capacity is currently approximately 20,000 tests per calendar quarter. As test processing for our Oncotype DX breast and colon cancer tests is essentially the same, except that the tests use different RNA extraction methods and analyze different genes, we believe that we currently have sufficient capacity to process both of our tests.

We depend upon third-party payors to provide reimbursement for our tests. Accordingly, we have and expect to continue to focus substantial resources on obtaining reimbursement coverage from third-party payors.

We have also continued to expand our business, both in the United States and internationally. We plan to continue to use essentially the same business model internationally as we use in the United States, however, there are significant differences between countries that need to be considered. For example, different countries may have a public healthcare system, a combination of public and private healthcare system or a cash-based payment system. Our commercialization efforts in markets outside of the United States have focused on offering our tests on a patient self-pay basis and securing coverage from public health systems and private insurance on a country by country basis. We have launched direct sales efforts in Canada, Germany, Ireland, Mexico, and the United Kingdom, and we also utilize distributors in certain countries outside of the United States. We have subsidiaries in Europe and have lead executives with assignments in the Americas, Europe and Asia to support our international efforts.

We expect that international sales of our Oncotype DX tests will be heavily dependent on the availability of reimbursement. In many countries, governments are primarily responsible for reimbursing diagnostic tests. Governments often have significant discretion in determining whether a test will be reimbursed at all, and if so, how much will be paid. We expect that it will take several years to establish broad coverage and reimbursement for our tests in most countries outside of the United States.

Oncotype DX Breast Cancer Test

We expect to continue to focus substantial resources on pursuing global adoption of and reimbursement for our Oncotype DX breast cancer test. We believe increased demand for our Oncotype DX breast cancer test resulted from our ongoing commercial efforts, continued publication of peer-reviewed articles on studies we sponsored, conducted or collaborated on that support the use of and reimbursement for the test, clinical presentations at major symposia, and the inclusion of our breast cancer test in clinical practice guidelines. However, this increased demand is not necessarily indicative of future growth rates, and we cannot provide assurance that this level of increased demand can be sustained or that publication of articles, future appearances or presentations at medical conferences or increased commercial efforts will have a similar impact on demand for our breast cancer test in the future. Sequential quarterly demand for our breast cancer test may also be impacted by other factors, including the economic environment and continued high unemployment levels, seasonal variations that have historically impacted physician office visits, our shift in commercial focus to our Oncotype DX colon cancer test or any future products we may develop, patient enrollment in Oncotype DX clinical studies and the number of clinical trials in process by cooperative groups or makers of other tests conducting experience studies.

Most national and regional third-party payors in the United States, along with the designated national Medicare contractor for our tests, have issued positive coverage determinations for our Oncotype DX breast cancer test for patients with node negative, or N-, estrogen receptor positive, or ER+, disease through contracts, agreements or policy decisions. The local carrier with jurisdiction for claims submitted by us for Medicare patients also provides coverage for our breast cancer test for ER+ patients with node positive, or N+, disease (up to three positive lymph nodes). Effective July 15, 2011, this coverage was extended to include breast cancer patients where a lymph node status is unknown or not accessible due to a prior surgical procedure, or when the test is used to guide a neoadjuvant treatment decision. Additionally, some payors provide policy coverage for the use of our test in ER+ patients with N+ disease, including lymph node micro-metastasis (greater than 0.2 mm, but not greater than 2.0 mm in size). In July 2011, the American Journal of Managed Care published results of an economic assessment suggesting use of Oncotype DX in breast cancer patients with 1-3 positive nodes may improve health outcomes without adding incremental cost. However, we may not be able to obtain reimbursement coverage from other payors for our test for breast cancer patients with N+, ER+ disease.

As of September 30, 2011, we had distribution agreements for our Oncotype DX breast cancer test with distributors in more than 20 countries outside of the United States, and have established reimbursement arrangements for this test with several public and private payors and hospitals. We have obtained initial coverage for our breast cancer test for certain patient populations in Canada, Germany, Greece, Ireland, Israel, Mexico, Spain, Venezuela and the United Kingdom and have completed or initiated multiple international studies intended to support the adoption of our breast cancer test outside of the United States.  In July 2011, updated St. Gallen Breast Cancer Expert Panel guidelines including Oncotype DX for prognosis and prediction of chemotherapy benefit were published online by the Annals of Oncology. In October 2011, we established a reimbursement contract with the Irish HSE National Cancer Control Programme, the country’s public insurer, making Ireland the first European country to provide full public reimbursement for the Oncotype DX breast cancer test for N-, ER+ patients.  However, we expect that it may take several years to establish coverage with many public and private payors outside of the United States and we may not be able to obtain such reimbursement.

We have investigated the utility of Oncotype DX in patients with ductal carcinoma in situ, or DCIS, breast cancer, which generally refers to a pre-invasive tumor with reduced risk of recurrence. We have evaluated the use of the Oncotype DX 21-gene breast cancer panel and sought to identify other genes that may be used for treatment planning in DCIS. In May 2011, we announced positive preliminary results from our DCIS clinical validation study. The study met its primary endpoint by demonstrating that a pre-specified Oncotype DX DCIS Score can predict the risk of local recurrence, defined as either the development of a new invasive breast cancer or the recurrence of DCIS in the same breast. Based on these results, we plan to make the Oncotype DX DCIS Score available to patients and physicians worldwide by the end of 2011.

Oncotype DX Colon Cancer Test

We expect to continue to focus substantial resources on pursuing global adoption of and reimbursement for our Oncotype DX colon cancer test. We believe the key factors that will drive adoption of this test include publication of peer-reviewed articles on the QUASAR colon cancer clinical validation study and other studies we sponsored, conducted or collaborated on that support the use of and reimbursement for the test, clinical presentations at major symposia and our ongoing commercial efforts. In June 2011, at the American Society of Clinical Oncology, or ASCO, Annual Meeting, a second large study confirming that the Oncotype DX colon cancer test independently predicts individualized recurrence risk for stage II colon cancer was presented.  In November 2011, positive results from the QUASAR clinical validation study were published online by the Journal of Clinical Oncology.

Effective September 18, 2011, the designated national Medicare contractor for our tests established a formal coverage policy for our Oncotype DX colon cancer test for patients with stage II colon cancer. We are working with public and private payors and health plans to secure coverage for our colon cancer test based upon clinical evidence showing the utility of the test, and we have obtained reimbursement coverage for our Oncotype DX colon cancer test from certain other third-party payors. As a relatively new test, our colon cancer test may be considered investigational by payors and therefore may not be covered under their reimbursement policies. Consequently, we intend to pursue case-by-case reimbursement and expect that this test will continue to be reviewed on this basis until policy decisions have been made by individual payors. We believe it may take several years to achieve reimbursement with a majority of third-party payors for our colon cancer test. However, we cannot predict whether, at what rate, or under what circumstances, payors will reimburse for this test. Based upon our experience in obtaining adoption of and reimbursement for our Oncotype DX breast cancer test, we do not expect product revenues from our colon cancer test to comprise more than 10% of our total revenues for at least the next year or more.

We are currently enrolling patients in our first treatment decision impact study of our colon cancer test, and we are planning additional studies to support the clinical utility and assess the treatment impact and health economic benefit of our colon cancer test. Additionally, we plan to continue conducting early development studies to evaluate our Oncotype DX colon cancer test for treatment planning in stage III disease, and we have completed laboratory analysis of a gene identification study to predict chemotherapy benefit in stage II and stage III colon cancer patients treated with oxaliplatin.

The QUASAR clinical validation study demonstrated that the level of mismatch repair, or MMR, status, an alteration observed in approximately 15 percent of stage II colon cancers, was independently beneficial in predicting colon cancer recurrence. MMR testing, although not routinely performed, is currently provided by many pathology laboratories. In order to advance the incorporation of MMR testing in colon cancer treatment decisions, we are planning to provide MMR testing for recurrence risk to stage II colon cancer patients by the end of 2011.

Product Pipeline for Other Cancers

In February 2011, at the American Society of Clinical Oncology Genitourinary Cancer Symposium and the United States and Canadian Academy of Pathology meeting, we presented positive full results from our prostate gene identification study. The study, which applied the same reverse transcription polymerase chain reaction, or RT-PCR, technology used in our Oncotype DX breast and colon cancer tests, identified 295 genes strongly associated with clinical recurrence of prostate cancer following radical prostatectomy. Based on these results, we are moving forward with multiple additional studies with the goal of initiating a large clinical validation study in 2012.

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

Economic Environment

Continuing concerns over prolonged high unemployment levels, the availability and cost of credit, the U.S. mortgage market, the U.S. real estate market, Federal budget proposals, proposed regulatory changes and taxation issues, inflation, deflation, energy costs and geopolitical issues have contributed to increased volatility and uncertain expectations for both the U.S. and global economies. These factors, combined with uncertainties in business and consumer confidence and a volatile stock market, have precipitated an economic slowdown and expectations of slower global economic growth and possibly another recession going forward. We periodically evaluate the impact of this environment on our cash management, cash collection activities and volume of tests delivered.

As of the date of this report, we have not experienced a loss of principal on any of our investments, and we expect that we will continue to be able to access or liquidate these investments as needed to support our business activities. From time to time, we monitor the financial position of our significant third-party payors, which include Medicare and managed care companies. As of the date of this report, we do not expect the current economic environment to have a material negative impact on our ability to collect payments from third-party payors in the foreseeable future. The economic environment continued to impact growth in tests delivered and revenues generated during the three and nine months ended September 30, 2011. We intend to continue to assess the impact of the economic environment on our business activities. If the economic environment does not improve or deteriorates, the volume of tests delivered could continue to be negatively impacted and we could, in turn, experience lower revenues.

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

Revenue Recognition

We determine whether revenue is recognized on an accrual basis when test results are delivered or on a cash basis when cash is received from the payor. Our revenues for tests performed are recognized on an accrual basis when the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. We assess whether the fee is fixed or determinable based on the nature of the fee charged for the products or services delivered and existing contractual arrangements. When evaluating collectibility, we consider whether we have sufficient history to reliably estimate a payor’s individual payment patterns. Based upon at least several months of payment history, we review the number of tests paid against the number of tests billed and the payor’s outstanding balance for unpaid tests to determine whether payments are being made at a consistently high percentage of tests billed and at appropriate amounts given the contracted payment amount. To the extent all criteria set forth above are not met, including where there is no evidence of payment history at the time test results are delivered, product revenues are recognized on a cash basis when cash is received from the payor.

As of September 30, 2011, we had agreements with distributors in more than 20 countries outside of the United States. The distributor provides us with certain marketing and administrative services within its territory. As a condition of these agreements, the distributor pays us an agreed upon fee per test and we process the tests. The same revenue recognition criteria described above generally apply to tests received through distributors. Product revenues for tests performed are recognized on an accrual basis when the following revenue recognition criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. To the extent all criteria set forth above are not met when test results are delivered, product revenues are generally recognized when cash is received from the distributor.

Test revenue recognized on an accrual basis is recorded upon delivery of each test performed, net of any contractual discount at the amount that we expect to collect. We determine the amount we expect to collect on a per payor, per contract or arrangement basis, based on our analysis of historical average payments. This average amount is typically lower than the agreed upon amount due to several factors, such as the amount of patient co-payments, the existence of secondary payors and claim denials. We typically review our analysis annually, or at the time a contractual price change is implemented or when information comes to our attention that leads us to believe an adjustment may be warranted.

As of September 30, 2011, amounts outstanding for tests delivered, net of write-downs and adjustments, which were not recognized as revenue upon delivery because our accrual revenue recognition criteria were not met and which had not been collected, totaled approximately $36 million. We cannot provide any assurance as to when, if ever, and to what extent these amounts will be collected.

From time to time, we receive requests for refunds of payments, generally due to overpayments made by third-party payors. Upon becoming aware of a refund request, we establish an accrued liability for tests covered by the refund request until such time as we determine whether or not a refund is due. If we determine that a refund is due, we credit cash and reduce the accrued liability. Accrued refunds were $686,000 and $659,000 at September 30, 2011 and December 31, 2010, respectively.

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

Accounts Receivable

We accrue an allowance for doubtful accounts against our accounts receivable based on estimates consistent with historical payment experience. Our allowance for doubtful accounts is evaluated quarterly and adjusted when trends or significant events indicate that a change in estimate is appropriate. Historically, the amounts of uncollectible accounts receivable that have been written off have been consistent with management’s expectations. We cannot assure you that we will not experience higher than expected write-offs in the future. As of September 30, 2011 and December 31, 2010, our allowance for doubtful accounts was $940,000 and $680,000, respectively. See “Liquidity and Capital Resources” for additional information, including a summary of accounts receivable aging by payor mix.

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

Deferred Tax Assets

We are required to reduce our deferred tax assets by a valuation allowance if it is more likely than not that some or all of our deferred tax assets will not be realized. We must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of our valuation allowance, if any, we assess the likelihood that we will be able to recover our deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses, we determined that, based on all available evidence, there was substantial uncertainty as to our ability to realize recorded net deferred taxes in future periods. Accordingly, we recorded a valuation allowance against all of our net deferred tax assets at both September 30, 2011 and December 31, 2010.

Results of Operations

Three and Nine Months Ended September 30, 2011 and 2010

We recorded net income of $3.2 million and $5.3 million for the three and nine months ended September 30, 2011, respectively, compared to net income of $3.7 million and $2.6 million for the three and nine months ended September 30, 2010, respectively. On a basic per share basis, net income was $0.11 and $0.18 for the three and nine months ended September 30, 2011, respectively, compared to net income of $0.13 and $0.09 for the three and nine months ended September 30, 2010, respectively. On a diluted per share basis, net income was $0.10 and $0.17 for the three and nine months ended September 30, 2011, respectively, compared to net income of $0.12 and $0.09 for the three and nine months ended September 30, 2010, respectively. We may incur net losses in future periods due to future spending and fluctuations in our business, and we may not achieve or maintain sustained profitability in the future.

Revenues

We derive our revenues primarily from product sales and, to a lesser extent, from contract research arrangements. We operate in one industry segment. As of September 30, 2011, the majority of product revenues have been derived from the sale of our Oncotype DX breast cancer test. Payors are billed upon generation and delivery of a patient report to the physician. Product revenues are recorded on a cash basis unless a contract or arrangement to pay is in place with the payor at the time of billing and collectibility is reasonably assured. Contract revenues are derived from studies conducted with biopharmaceutical and pharmaceutical companies and are recorded as contractual obligations are completed.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Product revenues	$51,661	$45,773	$151,611	$128,553
Contract revenues	397	544	1,102	2,432

Total revenues	$52,058	$46,317	$152,713	$130,985

Period over period dollar increase in product revenues	$5,888		$23,058
Period over period percentage increase in product revenues	13%		18%

The increase in product revenues for both the three and nine month comparative periods resulted from increased adoption, as evidenced by 15% and 18% period over period increases in test volume, respectively. We also experienced expanded reimbursement coverage and an increase in revenues recorded on an accrual basis. For the three months ended September 30, 2011 compared to the three months ended September 30, 2010, the difference between growth in tests delivered and growth in product revenues was primarily due to the timing of cash collections and the conversion of payors from cash to accrual basis. 70% and 67% of product revenues for the three and nine months ended September 30, 2011, respectively, were recorded on an accrual basis and recognized at the time the test results were delivered, compared to 56% and 54% for the three and nine months ended September 30, 2010, respectively.  For all periods presented, the balance of product revenues was recognized upon cash collection as payments were received. The timing of recognition of revenues related to third-party payments may cause fluctuations in product revenues from period to period.

Product revenues related to Medicare patients were $11.2 million, or 22%, and $31.9 million, or 21%, of product revenues for the three and nine months ended September 30, 2011, respectively, compared to $9.4 million, or 21%, and $26.1 million, or 20%, of product revenues for the three and nine months ended September 30, 2010, respectively. There were no other third-party payors comprising product revenues of 10% or more for those periods. International product revenues were $5.1 million, or 10%, and $13.9 million, or 9%, of product revenues for the three and nine months ended September 30, 2011, respectively, compared to $3.1 million, or 7%, and $7.2 million, or 6%, of product revenues for the three and nine months ended September 30, 2010, respectively.

Contract revenues were $397,000 and $1.1 million for the three and nine months ended September 30, 2011, respectively, compared to $544,000 and $2.4 million for the three and nine months ended September 30, 2010, respectively. Contract revenues represented studies assessing our gene expression technology or collaborative work in gene selection and protocol design with our pharmaceutical partners. The decrease in contract revenues for 2011 compared to 2010 was due to the level of ongoing activities related to our collaboration with Pfizer Inc. We have entered into other short-term contract research arrangements that are not material to our financial condition or results of operations. We expect that our contract revenues will continue to fluctuate based on the number and timing of studies being conducted.

Cost of Product Revenues

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Tissue sample processing costs	$6,213	$6,057	$18,462	$17,888
Stock-based compensation	79	86	253	275
Total tissue sample processing costs	6,292	6,143	18,715	18,163
License fees	2,903	2,710	7,765	7,764
Total cost of product revenues	$9,195	$8,853	$26,480	$25,927

Period over period dollar increase	$342		$553
Period over period percentage increase	4%		2%

Cost of product revenues represents the cost of materials, direct labor, equipment and infrastructure expenses associated with processing tissue samples (including accessioning, histopathology, anatomical pathology, extraction, RT-PCR, quality control analyses and shipping charges to transport tissue samples) and license fees, including royalties. Infrastructure expenses include allocated information technology and facility occupancy costs. Costs associated with performing our test are recorded as tests are processed. Costs recorded for tissue sample processing represent the cost of all the tests processed during the period regardless of whether revenue was recognized with respect to that test. Royalties for licensed technology calculated as a percentage of product revenues and fixed annual payments relating to the launch and commercialization of Oncotype DX tests are recorded as license fees in cost of product revenues at the time product revenues are recognized or in accordance with other contractual obligations. While license fees are generally calculated as a percentage of product revenues, the percentage increase in license fees does not correlate exactly to the percentage increase in product revenues because certain agreements contain provisions for fixed annual payments and other agreements have tiered rates and payments that may be capped at annual minimum or maximum amounts. License fees represent a significant component of our cost of product revenues and are expected to remain so for the foreseeable future.

Tissue sample processing costs increased $156,000, or 3%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Tissue sample processing costs increased $574,000, or 3%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. For both comparative periods, increases in test volumes were offset by cost controls and efficiency gains. License fees for the nine months ended September 30, 2011 were reduced by an $800,000 payment under a legal settlement related to the abandonment of a patent. In October 2011, we executed an amendment to our license agreement with Roche Molecular Systems, Inc., or Roche.  The amendment, which is effective as of July 1, 2011, reduces the specified percentage of our applicable future net product revenues payable as royalty payments to Roche. During the three months ending December 31, 2011, we expect to recognize a $1.1 million reduction in license fee expense attributable to product revenues for the three months ended September 30, 2011 related to this amendment. For 2012 and beyond, we expect cost of product revenues to increase in proportion with increased product revenues as long as the Company’s existing license agreements, as amended, remain unchanged and the patents underlying those agreements remain effective.

Research and Development Expenses

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Personnel-related expenses	$5,027	$4,200	$15,261	$12,258
Stock-based compensation	734	778	2,266	2,243
Reagents and laboratory supplies	526	503	1,685	1,323
Collaboration expenses	451	351	2,242	1,514
Allocated information technology, facilities and other costs	1,975	1,573	5,383	4,178
Other costs	898	775	2,745	2,437
Total research and development expenses	$9,611	$8,180	$29,582	$23,953

Period over period dollar increase	$1,431		$5,629
Period over period percentage increase	17%		24%

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

The $1.4 million, or 17%, increase in research and development expenses for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 included an $827,000 increase in personnel-related expenses, a $402,000 increase in allocated information technology, facilities and other costs and a $100,000 increase in collaboration expenses. The $5.6 million, or 24%, increase in research and development expenses for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 included a $3.0 million increase in personnel-related expenses, a $1.2 million increase in allocated information technology, facilities and other costs, a $728,000 increase in collaboration expenses and a $362,000 increase in reagents and laboratory supplies expense. The increases in personnel-related expenses were primarily attributable to increases in salaries and benefits due to increased headcount to support projects related to our pipeline and ongoing work in next generation sequencing, or NGS. We expect our research and development expenses to increase in future periods due increased investment in our product pipeline for breast, colon, renal, prostate and other cancers and in NGS.

Selling and Marketing Expenses

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Personnel-related expenses	$10,701	$8,998	$32,262	$26,343
Stock-based compensation	791	760	2,388	2,418
Promotional and marketing materials	3,409	2,736	9,702	9,792
Travel, meetings and seminars	2,010	1,998	6,991	6,110
Allocated information technology, facilities and other costs	2,571	2,055	7,692	6,093
Other costs	675	789	2,185	2,112
Total selling and marketing expenses	$20,157	$17,336	$61,220	$52,868

Period over period dollar increase	$2,821		$8,352
Period over period percentage increase	16%		16%

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

The $2.8 million, or 16%, increase in selling and marketing expenses for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was attributable to U.S. and international operations support and included a $1.7 million increase in personnel-related expenses, a $673,000 increase promotional and marketing materials and a $517,000 increase in allocated information technology, facilities and other costs. Of the $1.7 million increase in personnel-related expenses, $1.2 million was attributable to increases in salaries, benefits and related expenses due primarily to increased headcount, $469,000 was attributable to higher consulting expenses and $59,000 was attributable to higher commissions and bonus payments.

The $8.4 million, or 16%, increase in selling and marketing expenses for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was attributable to U.S. and international operations support and included a $5.9 million increase in personnel-related expenses, a $1.6 million increase in allocated information technology, facilities and other costs, and an $881,000 increase in travel, meetings and seminars expenses. Of the $5.9 million increase in personnel-related expenses, $3.6 million was attributable to increases in salaries, benefits and related expenses due primarily to increased headcount, $1.3 million was attributable to higher commissions and bonus payments, and $996,000 was attributable to higher consulting expenses.

We expect selling and marketing expenses will continue to increase in future periods due to our efforts to establish adoption of and reimbursement for our Oncotype DX colon cancer test and to continued investment in our global commercial infrastructure.

General and Administrative Expenses

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Personnel-related expenses	$6,607	$5,524	$19,397	$16,050
Stock-based compensation	1,304	1,033	3,898	3,126
Occupancy and equipment expenses	3,635	3,285	10,754	9,482
Billing and collection fees	1,682	1,706	5,049	4,966
Bad debt expense	939	552	2,545	1,663
Professional fees and other expenses	1,226	1,386	4,827	4,492
Information technology, facilities and other cost allocations	(5,697)	(4,925)	(16,566)	(14,139)
Total general and administrative expenses	$9,696	$8,561	$29,904	$25,640

Period over period dollar increase	$1,135		$4,264
Period over period percentage increase	13%		17%

Our general and administrative expenses consist primarily of personnel-related expenses, occupancy and equipment expenses, including rent and depreciation expenses, billing and collection fees, bad debt expense, professional fees and other expenses, including intellectual property defense and prosecution costs, and other administrative costs. Certain information technology and facilities personnel-related expenses, stock-based compensation and occupancy and equipment expenses are allocated to our commercial laboratory operations, research and development, and sales and marketing functions.

The $1.1 million, or 13%, increase in general and administrative expenses for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 included a $1.1 million increase in personnel-related expenses, a $387,000 increase in bad debt expense, a $350,000 increase in occupancy and equipment expenses and a $271,000 increase in stock-based compensation expense, partially offset by a $772,000 decrease related to information technology, facilities and other costs allocated to other functional areas. Of the $1.1 million increase in personnel-related expenses, $999,000 was attributable to annual increases in salaries and benefits expenses and $84,000 was attributable to higher consulting expenses to support the growth of our business.

The $4.3 million, or 17%, increase in general and administrative expenses for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 included a $3.3 million increase in personnel-related expenses, a $1.3 million increase in occupancy and equipment expenses, an $882,000 increase in bad debt expense, a $772,000 increase in stock-based compensation expense and a $335,000 increase in professional fees and other expenses, partially offset by a $2.4 million decrease related to information technology, facilities and other costs allocated to other functional areas. Of the $3.3 million increase in personnel-related expenses, $2.7 million was attributable to annual increases in salaries and benefits expenses and $612,000 was attributable to higher consulting expenses to support the growth of our business.

We expect general and administrative expenses to increase in future periods as we hire additional staff and incur other expenses to support the growth of our business, and to the extent we spend more on billing and collection fees and bad debt expenses.

Interest Income

Interest income was $77,000 and $217,000 for the three and nine months ended September 30, 2011, respectively, compared to $55,000 and $174,000 for the three and nine months ended September 30, 2010, respectively. The period over period increases were due primarily to increases in the balances of our marketable securities portfolio. We expect our interest income will remain nominal if the current low interest rate environment continues.

Other Income (Expense), Net

Other expense, net was $113,000 and $191,000 for the three and nine months ended September 30, 2011, respectively, compared to other income, net of $13,000 and $14,000 for the three and nine months ended September 30, 2010, respectively. Other expense, net for the three months ended September 30, 2011 included $83,000 of net foreign currency transaction losses and a $46,000 loss on an investment in a private company accounted for using the equity method. Other expense, net for the nine months ended September 30, 2011 included $80,000 of net foreign currency transaction losses and a $119,000 loss on an investment in a private company accounted for under the equity method. We expect other income (expense), net to continue to fluctuate based on fluctuations in exchange rates that impact our foreign exchange transaction gains and losses and the performance of investments accounted for under the equity method.

Income Tax Expense

Income tax expense was $138,000 and $266,000 for the three and nine months ended September 30, 2011, respectively, compared to an income tax benefit of $215,000 and income tax expense of $182,000 for the three and nine months ended September 30, 2010, respectively. Income tax expense for all periods was principally comprised of state income taxes and foreign taxes and was computed using the discrete, or “cut-off”, method.

As a result of historical losses since inception and based on all available evidence, we continue to believe that there is substantial uncertainty as to whether we will recover recorded net deferred taxes in future periods. We intend to maintain a full valuation allowance on our deferred tax assets until sufficient evidence exists to support the reversal of all or some portion of these allowances. Accordingly, we maintained a full valuation allowance on our net deferred tax assets at both September 30, 2011 and December 31, 2010.

Liquidity and Capital Resources

As of September 30, 2011, we had an accumulated deficit of $168.3 million. We may incur net losses in the future, and we cannot provide assurance as to when, if ever, we will achieve sustained profitability. We expect that our research and development, selling and marketing and general and administrative expenses will increase in future periods and, as a result, we will need to continue to generate significant product revenues to achieve and maintain sustained profitability.

	2011	2010	$ Change
	(In thousands)
As of September 30:
Cash, cash equivalents and marketable securities	$87,394	$69,711	$17,683
Working capital	85,917	69,140	16,777
For the nine months ended September 30:
Cash provided by (used in):
Operating activities	10,728	14,134	(3,406)
Investing activities	(10,351)	(547)	(9,804)
Financing activities	6,721	947	5,774
Capital expenditures (included in investing activities above)	$(4,541)	$(2,809)	$(1,732)

Sources of Liquidity

At September 30, 2011, we had cash, cash equivalents and marketable securities of $87.4 million compared to $69.7 million at September 30, 2010. The $17.7 million increase was attributable to increased cash collections from sales of our tests, payments from collaborators and cash received from the exercise of employee stock options, which were partially offset by investments in the growth of our business, including research and development, international expansion and strategic investments in privately held companies. In accordance with our investment policy, available cash is invested in low-risk, investment-grade debt instruments. Our cash and marketable securities are held in a variety of interest-bearing instruments including money market accounts, U.S. Treasury securities, debt obligations of U.S. government-sponsored entities, and high-grade commercial paper and corporate bonds.

Historically we have financed our operations primarily through sales of our equity securities and cash received in payment for our tests. Purchases of equipment and leasehold improvements have been partially financed through capital equipment financing arrangements. Our notes payable under these arrangements were paid in full as of November 2010.

Accounts Receivable

At September 30, 2011 and December 31, 2010, $22.6 million, or 17%, and $14.3 million, or 13%, respectively, of our total assets consisted of accounts receivable. The $8.3 million increase in accounts receivable was primarily attributable to increased revenues and additional payors moving from cash basis to accrual basis. Days sales outstanding, or DSOs, is a measure of the average number of days it takes for us to collect our accounts receivable, calculated from the date that tests are billed. At September 30, 2011 and December 31, 2010, our weighted average DSOs were 62 days and 48 days, respectively. The increase in weighted average DSOs at September 30, 2011 compared to December 31, 2010 was primarily due to the timing of our billings and cash collections, which causes fluctuations in our monthly DSOs and accounts receivable.

The following tables summarize accounts receivable by payor mix at September 30, 2011 and December 31, 2010:

	September 30, 2011
	Total	% of Total	Current	31-60 Days	61-90 Days	91-120 Days	121 to 180 Days	Over 180 Days
	(In thousands)
Managed care and other	$16,966	72%	$8,045	$3,460	$1,614	$1,192	$1,169	$1,486
Medicare	6,620	28	4,304	1,869	114	91	51	191
Total	23,586	100%	$12,349	$5,329	$1,728	$1,283	$1,220	$1,677
Allowance for doubtful accounts	(940)
Net accounts receivable	$22,646

	December 31, 2010
	Total	% of Total	Current	31-60 Days	61-90 Days	91-120 Days	121 to 180 Days	Over 180 Days
	(In thousands)
Managed care and other	$9,725	65%	$5,367	$1,598	$706	$525	$579	$950
Medicare	5,261	35	4,070	666	73	110	103	239
Total	14,986	100%	$9,437	$2,264	$779	$635	$682	$1,189
Allowance for doubtful accounts	(680)
Net accounts receivable	$14,306

Cash Flows

Net cash provided by operating activities was $10.7 million for the nine months ended September 30, 2011 compared to $14.1 million for the nine months ended September 30, 2010. Net cash provided by operating activities includes net loss adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the nine months ended September 30, 2011 reflected net income of $5.3 million, adjusted for $14.3 million of stock-based compensation and depreciation and amortization expense, partially offset by an $8.3 million increase in accounts receivable, a $1.2 million decrease in accounts payable and a $1.1 million increase in accrued compensation. Net cash provided by operating activities for the nine months ended September 30, 2010, reflected net income of $2.6 million, adjusted for $13.4 million of stock-based compensation and depreciation and amortization expense, and a $1.2 million increase in accounts payable, partially offset by a $1.2 million increase in accounts receivable, a $1.2 million increase in prepaid expenses and other assets and a $553,000 decrease in deferred revenues.

Net cash used in investing activities was $10.4 million for the nine months ended September 30, 2011 compared to $547,000 for the nine months ended September 30, 2010. Our investing activities have consisted predominately of purchases and maturities of marketable securities and capital expenditures. Net cash used in investing activities for the nine months ended September 30, 2011 included $3.5 million in net purchases of marketable securities, a $2.3 million investment in a privately held company and $4.5 million in capital expenditures. Net cash used in investing activities for the nine months ended September 30, 2010 included $2.8 million in capital expenditures, partially offset by $2.3 million in net maturities of marketable securities.

Net cash provided by financing activities was $6.7 million for the nine months ended September 30, 2011 compared to $947,000 for the nine months ended September 30, 2010. Our financing activities have historically included sales of our equity securities and payments on our capital equipment financing arrangements. Net cash provided by financing activities for the nine months ended September 30, 2011 included $6.7 million in proceeds from the issuance of our common stock upon the exercise of employee stock options. Net cash provided by financing activities for the nine months ended September 30, 2010 included $1.1 million in proceeds from the issuance of our common stock upon the exercise of employee stock options, partially offset by $182,000 in principal payments on our debt.

Contractual Obligations

The following table summarizes our significant contractual obligations as of September 30, 2011 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Non-cancelable operating lease obligations	$19,343	$2,679	$5,861	$6,071	$4,732

Our non-cancelable operating lease obligations are for laboratory and office space. In September 2005, we entered into a non-cancelable lease for 48,000 square feet of laboratory and office space in Redwood City, California. This lease, as amended, expires in March 2019. In January 2007, we entered into a non-cancelable lease for 48,000 square feet of additional laboratory and office space in a nearby location. This lease, as amended, expires in March 2018. In October 2009, we entered into a non-cancelable lease for an additional 30,500 square feet of office space in a nearby location. This lease, as amended, expires in March 2018. In May 2010, we entered into a non-cancelable lease for 2,500 square feet of office space in Geneva, Switzerland. This lease expires in May 2015.

We are required to make a series of fixed annual payments under one of our collaboration agreements beginning with the January 2010 launch of our Oncotype DX colon cancer test. We made payments under this agreement of $150,000 in 2010 and $200,000 in 2011. As of September 30, 2011, future annual payments under this agreement totaled $1.7 million, of which $300,000 is due in 2012 and $450,000 is due in each of the years 2013, 2014 and 2015. However, because this agreement may be terminated by either party upon 30 days prior written notice, these payments are not included in the table above.

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

Operating Capital and Capital Expenditure Requirements

We achieved positive operating cash flow for the nine months ended September 30, 2011 and the year ended December 31, 2010. We currently anticipate that our cash, cash equivalents and marketable securities, together with cash flows from operations, will be sufficient to fund our operations and facilities expansion plans for at least the next 12 months, including the expansion of our research and development programs, establishment of adoption of and reimbursement for our Oncotype DX colon cancer test, and our international expansion efforts. We expect to spend approximately $10 million over the next 12 months for planned laboratory equipment purchases, information technology expansion and facilities expansion. We may also use cash to acquire or fund additional investments in complementary businesses, technologies, services or products. We expect that our cash, cash equivalents and marketable securities will be also be used to fund working capital and for other general corporate purposes, such as licensing technology rights, distribution arrangements for our tests outside of the United States or expanding our direct sales capabilities outside of the United States.

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

•             the rate of progress and cost of research and development activities associated with next generation sequencing;

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

Off-Balance Sheet Arrangements

As of September 30, 2011, we had no material off-balance sheet arrangements.

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

In June 2011, the FASB issued amendments to authoritative guidance for measuring fair value when required or permitted by other accounting standards. The amendments are intended to result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This amended guidance, for which we are currently assessing the impact on our financial condition and results of operations, is effective for interim and annual periods beginning after December 15, 2011.

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

Our cash, cash equivalents and marketable securities, totaling $87.4 million at September 30, 2011, did not include any auction preferred stock, auction rate securities or mortgage-backed investments. We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. The securities in our investment portfolio are classified as available for sale and are subject to minimal interest rate risk. To date, we have not experienced a loss of principal on any of our marketable securities. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels at September 30, 2011, the impact on the fair value of these securities or our cash flows or income would not be material.

Foreign Currency Exchange Risk

Substantially all of our revenues are recognized in U.S. dollars. Certain expenses related to our international activities are payable in foreign currencies. As a result, factors such as volatility in foreign currency exchange rates or changes in economic conditions in foreign markets will affect our financial results. We recognized net foreign exchange transaction losses of $83,000 and $80,000 for the three and nine months ended September 30, 2011, respectively, compared to a net foreign exchange transaction gain of $15,000 and a net foreign exchange transaction loss of $19,000 for the three and nine months ended September 30, 2010, respectively. The functional currency of our wholly-owned subsidiaries incorporated outside of the United States is the U.S. dollar, so we are not currently subject to gains and losses from foreign currency translation of the subsidiary financial statements. We currently do not hedge foreign currency exchange rate exposure. Although the impact of currency fluctuations on our financial results has been immaterial in the past, there can be no guarantee that the impact of currency fluctuations related to our international activities will not be material in the future.

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

We have historically incurred substantial net losses. From our inception in August 2000 through September 30, 2011, we had an accumulated deficit of $168.3 million. We expect to continue to invest in our product pipeline, including our current Oncotype DX tests and future products, our global commercial infrastructure and our laboratory operations. For the three and nine months ended September 30, 2011, our research and development expenses were $9.6 million and $29.6 million, respectively, and our sales and marketing expenses were $20.2 million and $61.2 million, respectively. We expect our expense levels to continue to increase for the foreseeable future as we seek to expand the clinical utility of our Oncotype DX breast cancer test, drive adoption of and reimbursement for our Oncotype DX colon cancer test and develop new tests. As a result, we will need to generate significant revenues in order to achieve sustained profitability. Our failure to achieve sustained profitability in the future could cause the market price of our common stock to decline.

Continued weak general economic or business conditions could have a negative impact on our business.

Continuing concerns over prolonged high unemployment levels, the availability and cost of credit, the U.S. mortgage market, the U.S. real estate market, Federal budget proposals, proposed regulatory changes and taxation issues, inflation, deflation, energy costs and geopolitical issues have contributed to increased volatility and uncertain expectations for both the U.S. and global economies. These factors, combined with uncertainties in business and consumer confidence and a volatile stock market, have precipitated an economic slowdown and expectations of slower global economic growth and possibly another recession going forward. These economic conditions continued to impact growth in tests delivered and revenues generated during the three and nine months ended September 30, 2011. If the economic environment does not improve or deteriorates, our business, including our patient population, our suppliers and our third-party payors, could be negatively affected, resulting in a negative impact on our product revenues.

Healthcare policy changes, including recently enacted legislation reforming the U.S. healthcare system, may have a material adverse effect on our financial condition and results of operations.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the PPACA, enacted in March 2010, makes changes that are expected to significantly impact the pharmaceutical and medical device industries and clinical laboratories. Beginning in 2013, each medical device manufacturer will have to pay a sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices. Although there are some exceptions, because the FDA maintains that clinical laboratory tests that are developed and validated by a laboratory for its own use, or LDTs, such as our Oncotype DX breast and colon cancer tests, are medical devices, this tax may apply to some or all of our current products and products in development. Further, the PPACA also mandates a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule of 1.75% for the years 2011 through 2015. This adjustment is in addition to a productivity adjustment to the Medicare Clinical Laboratory Fee Schedule. These or other reductions in payments may apply to some or all of our clinical laboratory test services furnished to Medicare beneficiaries.

Other significant measures contained in the PPACA include, for example, coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. The PPACA also includes significant new fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. In addition, the PPACA establishes an Independent Payment Advisory Board, or IPAB, to reduce the per capita rate of growth in Medicare spending. The IPAB has broad discretion to propose policies to reduce expenditures, which may have a negative impact on payment rates for services, including clinical laboratory services. IPAB proposals may impact payments for clinical laboratory services beginning in 2016 and for hospital services beginning in 2020.

In addition to the PPACA, the effect of which cannot presently be fully quantified given its recent enactment, various healthcare reform and public budget proposals have also emerged from both the federal and state governments. Changes in healthcare policy, such as changes in the FDA regulatory policy for LDTs, the creation of broad test utilization limits for diagnostic products in general or requirements that Medicare or Medicaid patients pay for portions of clinical laboratory tests or services received, could substantially impact the sales of our tests, increase costs and divert management’s attention from our business. Such co-payments by Medicare beneficiaries for laboratory services were discussed as possible cost savings for the Medicare program as part of the debt ceiling budget discussions in mid-2011and may be enacted in the future. In addition, sales of our tests outside of the United States make us subject to foreign regulatory requirements, which may also change over time.

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

At various times since 2006, the FDA has issued guidance documents or announced draft guidance regarding initiatives that may require varying levels of FDA oversight of our tests. Legislative proposals addressing oversight of genetic testing and LDTs were introduced in the previous two Congresses and we expect that new legislative proposals will be introduced in the current Congress as well. In October 2011, Congress introduced the Modernizing of Laboratory Standards Act for Patients aimed at confirming CLIA as the appropriate mechanism for improving regulation of laboratory tests such as ours. We cannot provide any assurance that FDA regulation, including pre-market review, will not be required in the future for our tests, whether through additional guidance issued by the FDA, new enforcement policies adopted by the FDA or new legislation enacted by Congress. It is possible that legislation will be enacted into law or guidance could be issued by the FDA which may result in increased regulatory burdens for us to continue to offer our tests or to develop and introduce new tests.

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

In June 2011, the FDA issued draft guidance regarding “Commercially Distributed In Vitro Diagnostic Products Labeled for Research Use Only or Investigational Use Only.” Public comments were submitted in response to this draft guidance, which has not been finalized. In addition, the FDA has recently issued other draft guidance documents which may impact our tests or our future tests, including draft guidance regarding Mobile Medical Applications which is directed at patient management tools. Public comments were submitted in response to this draft guidance, which has not been finalized. In October 2011, the FDA published a list of planned guidance documents that the agency stated it plans to focus on in its fiscal year 2012, including three guidance documents addressing FDA regulation of laboratory tests such as ours. We cannot predict the ultimate form of any such guidance and the potential impact on our tests or materials used to perform our tests.  While we qualify all materials used in our tests according to CLIA regulations, we cannot be certain that the FDA might not enact rules or guidance documents which could impact our ability to purchase materials necessary for the performance of our tests. Should any of the reagents obtained by us from vendors and used in conducting our tests be affected by future regulatory actions, our business could be adversely affected by those actions, including increasing the cost of testing or delaying, limiting or prohibiting the purchase of reagents necessary to perform testing.

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

There is uncertainty concerning third-party payor reimbursement of any test incorporating new technology, including tests and indication extensions of existing tests developed using our Oncotype DX platform. Several entities conduct technology assessments of new medical tests and devices and provide the results of their assessments for informational purposes to other parties. These assessments may be used by third-party payors and health care providers as grounds to deny coverage for a test or procedure. Although there are a number of favorable assessments of our Oncotype DX breast cancer test, the test has received negative assessments in the past and our tests may receive negative assessments in the future. For example, in April 2010, the Medical Advisory Panel of the Blue Cross and Blue Shield Association’s Technology Evaluation Center, a technology assessment group, published its conclusion that the existing clinical data in support of our Oncotype DX breast cancer test did not meet the panel’s technology criteria for clinical effectiveness and appropriateness for usage in patients with N+ disease.

Since each payor makes its own decision as to whether to establish a policy to reimburse our tests, seeking these approvals is a time-consuming and costly process. To date, we have positive coverage determinations for our Oncotype DX breast cancer test for N-, ER+ patients from most third-party payors in the United States through contracts, agreements or policy decisions. We cannot be certain that coverage for this test will be provided in the future by additional third-party payors or that existing contracts, agreements or policy decisions or reimbursement levels will remain in place or be fulfilled within existing terms and provisions.

Following the reporting of clinical studies to support the use of our Oncotype DX breast cancer test in patients with N+, ER+ disease, we experienced an increase in usage for N+ patients. We may not be able to obtain reimbursement coverage for our test for breast cancer patients with N+, ER+ disease that is similar to the coverage we have obtained for early stage N-, ER+ patients.

We have obtained limited reimbursement from third party payors for our Oncotype DX colon cancer test launched in January 2010. We expect to continue to focus substantial resources on obtaining adoption of and reimbursement for this test. Until further clinical data is presented, our colon cancer test may be considered investigational by payors and therefore may not be covered under their reimbursement policies. We believe it may take several years to achieve reimbursement with a majority of third-party payors for our colon cancer test. However, we cannot predict whether, under what circumstances, or at what payment levels payors will reimburse for this test. If we fail to establish broad adoption of and reimbursement for our colon cancer test, our reputation could be harmed and our future prospects and our business could suffer.

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

The majority of our international product revenues are currently generated by patient self-pay and third party reimbursement for our Oncotype DX breast cancer test and through clinical collaborations. In many countries outside of the United States, various coverage, pricing and reimbursement approvals are required. We expect that it will take several years to establish broad coverage and reimbursement for our tests with payors in most countries outside of the United States, and our efforts may not be successful. In addition, because we rely on distributors in certain countries to obtain reimbursement for our tests, to the extent we do not have direct reimbursement arrangements with payors, we may not be able to retain reimbursement coverage with a particular payor if our agreement with a distributor is terminated or expires.

The prices at which our tests are reimbursed may be reduced by Medicare, Medicaid and private and other payors, and any such changes could have a negative impact on our revenues.

Even if we are being reimbursed for our tests, Medicare, Medicaid and private and other payors may withdraw their coverage policies, cancel their contracts with us at any time, review and adjust the rate of reimbursement, require co-payments from patients or stop paying for our tests, which would reduce our total revenues. In addition, insurers, including managed care organizations as well as government payors such as Medicare and Medicaid, have increased their efforts to control the cost, utilization and delivery of healthcare services. These measures have resulted in reduced payment rates and decreased utilization for the clinical laboratory industry. From time to time, Congress has considered and implemented changes to the Medicare fee schedules in conjunction with budgetary legislation, and pricing and payment terms, including the possible requirement of a patient co-payment for Medicare beneficiaries for tests covered by Medicare, are subject to change at any time. Reductions in the reimbursement rate of payors may occur in the future. Reductions in the prices at which our tests are reimbursed could have a negative impact on our revenues.

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

Under current Medicare billing rules, claims for our Oncotype DX breast cancer tests performed on Medicare beneficiaries who were hospital inpatients at the time the tumor tissue samples were obtained and whose tests were ordered less than 14 days from discharge must be incorporated in the payment that the hospital receives for the inpatient services provided. Medicare billing rules also require hospitals to bill for the test when ordered for hospital outpatients less than 14 days following the date of the hospital procedure where the tumor tissue samples were obtained. Accordingly, we are required to bill individual hospitals for tests performed on Medicare beneficiaries during these time frames. Because we generally do not have a written agreement in place with these hospitals to purchase these tests, we may not be paid for our tests or may have to pursue payment from the hospital on a case-by-case basis. We believe patients coming under this rule represent approximately 1% of our total breast cancer testing population. We believe these billing rules may lead to confusion regarding whether Medicare provides adequate reimbursement for our breast cancer test, and could discourage Medicare patients from using our test. Effective September 18, 2011, these billing rules also apply to our Oncotype DX colon cancer tests performed for hospital inpatients ordered less than 14 days from discharge. We have no assurance that Medicare will reverse or revise the billing rule to allow us to bill for tests subject to the 14 day billing rule or that Congress will require Medicare to do so at some point in the future, and we also cannot ensure that hospitals will agree to arrangements to pay us for Oncotype DX tests performed on patients falling under these rules.

We depend on Medicare for a significant portion of our product revenues and if Medicare or other significant payors stop providing reimbursement or decrease the amount of reimbursement for our tests, our revenues could decline.

Reimbursement on behalf of patients covered by Medicare represented 22% and 21% of our product revenues for the three and nine months ended September 30, 2011, respectively, and 21% and 20% of our product revenues for the three and nine months ended September 30, 2010, respectively. While there were no other third-party payors with product revenues representing 10% or more for these periods, there have been in the past, and may be in the future, other payors accounting for 10% or more of our product revenues. Because the majority of stage II colon cancer patients in the United States are age 65 and over, we expect to become more dependent on Medicare reimbursement in the future. It is possible that Medicare or other third-party payors that provide reimbursement for our tests may suspend, revoke or discontinue coverage at any time, may require co-payments from patients, or may reduce the reimbursement rates payable to us. Any such action could have a negative impact on our revenues.

Our financial results depend largely on the sales of one test, our Oncotype DX breast cancer test, and we will need to generate sufficient revenues from this and other tests to run our business.

For the near future, we expect to derive the majority of our revenues from sales of one test, our Oncotype DX breast cancer test. We have been selling this test since January 2004. While we launched our test for colon cancer in January 2010, we do not expect to recognize significant revenues from this test until significant levels of adoption of and reimbursement for this test have been established. We are in various stages of research and development for other tests that we may offer as well as for enhancements to our existing tests. We may not be able to successfully commercialize tests for other cancers or diseases. If we are unable to increase sales of our breast cancer test, establish adoption of and reimbursement for our colon cancer test, or successfully develop and commercialize other tests or enhancements, our revenues and our ability to achieve sustained profitability would be impaired.

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

•            the Federal False Claims Act civil and criminal penalties and state equivalents; and

•            the Foreign Corrupt Practices Act, which applies to our international activities.

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

•            conduct validation studies;

•            expend significant funds;

•            develop and scale our laboratory processes to accommodate different tests; and

•            develop and scale our infrastructure to be able to analyze increasingly large amounts of data.

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

Our Oncotype DX colon cancer test predicts recurrence but, unlike our breast cancer test, does not predict chemotherapy benefit. We will need to educate physicians, patients and payors about the benefits and cost-effectiveness of our colon cancer test and to establish and maintain reimbursement arrangements for this test with payors. We may need to hire additional commercial, scientific, technical and other personnel to support this process. If our marketing and educational efforts do not result in sufficient physician or patient demand, we may not be able to obtain adequate reimbursement for our colon cancer test. If we fail to successfully establish adoption of and additional reimbursement beyond Medicare for our colon cancer test, our reputation could be harmed and our business could suffer.

We may experience limits on our revenues if patients decide not to use our tests.

Some patients may decide not to use our Oncotype DX tests due to their price, all or part of which may be payable directly by the patient if the applicable payor denies reimbursement in full or in part. Even if medical practitioners recommend that their patients use our tests, patients may still decide not to use our tests, either because they do not want to be made aware of the likelihood of recurrence or they wish to pursue a particular course of therapy regardless of test results. Additionally, the current economic environment could continue to negatively impact patients, resulting in loss of healthcare coverage, delayed medical checkups or inability to pay for our tests, which are relatively expensive due to their clinically driven value-based pricing. If only a small portion of the patient population decides to use our tests, we will experience limits on our revenues and our ability to achieve sustained profitability.

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

As of September 30, 2011, we had 17 issued patents in the United States and 18 issued patents internationally covering genes and methods that are components of the Oncotype DX breast and colon cancer tests or research methods and platform technologies.  Of these 35 patents, 18 were issued jointly to us and our collaborators and four were assigned to us by a collaborator. In addition, we have a number of pending patent applications in the United States and in other countries. Our pending patent applications may not result in issued patents, and we cannot assure you that our issued patents or any patents that might ultimately be issued by the U.S. Patent and Trademark Office, or USPTO, will protect our technology. Any patents that may be issued to us might be challenged by third parties as being invalid or unenforceable, or third parties may independently develop similar or competing technology that avoids our patents.

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

There have been several cases involving “gene patents” and diagnostic claims that are or may be pending before the U.S. Supreme Court. A suit brought by multiple plaintiffs, including the American Civil Liberties Union, or ACLU, against Myriad Genetics and the USPTO, could also impact biotechnology patents. That case involves certain of Myriad’s U.S. patents related to the breast cancer susceptibility genes BRCA1 and BRCA2. The Federal Circuit issued a written decision on July 29, 2011 that reversed the U.S. District Court for the Southern District of New York’s ruling that Myriad’s composition claims to “isolated” DNA molecules cover unpatentable subject matter. However, the Federal Court affirmed the District Court’s decision that Myriad’s method claims directed to simply “comparing” or “analyzing” DNA sequences without a “transformation” step are not patentable. On December 17, 2010, the Federal Circuit issued a decision in Prometheus vs. Mayo, a case involving patent claims directed to for optimizing the amount of drug administered to a specific patient. The panel found that the steps of administering a drug and/or determining the level of the drug metabolite were sufficiently transformative and central to the purpose of the method to render the inventions patentable. Mayo has appealed this decision to the U.S. Supreme Court. It is unknown whether or how these cases will be decided by the Supreme Court or whether such decisions will have an indirect impact on gene patents generally or the ability of biotechnology companies to obtain or enforce gene patents in the future.

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

We also face competition from companies that offer products or have conducted research to profile genes, mutations, gene expression or protein expression in breast or colon cancer, including public companies such as GE Healthcare, a business unit of General Electric Company, Novartis AG, Myriad Genetics, Inc. and Qiagen N.V, and many private companies. We face competition from commercial laboratories with strong distribution networks for diagnostic tests, such as Laboratory Corporation of America Holdings and Quest Diagnostics Incorporated. Other potential competitors include companies that develop diagnostic tests such as Roche Diagnostics, a division of Roche Holding Ltd, Siemens AG and Veridex LLC, a Johnson & Johnson company, life science technology providers, such as Complete Genomics, Inc., Illumina, Inc. and Life Technologies Corporation, and other companies and academic and research institutions. Our competitors may invent and commercialize technology platforms that compete with ours. Additionally, projects related to cancer genomics have received increased government funding, both in the United States and internationally. As more information regarding cancer genomics becomes available to the public, we anticipate that more products aimed at identifying targeted treatment options will be developed and these products may compete with ours. In addition, competitors may develop their own versions of our tests in countries where we did not apply for patents or where our patents have not issued and compete with us in those countries, including encouraging the use of their test by physicians or patients in other countries.

We have changed the list price of our tests in the past and we may change prices for our tests in the future. Any increase or decrease in pricing could impact reimbursement of and demand for our tests. Many of our present and potential competitors have widespread brand recognition and substantially greater financial and technical resources and development, production and marketing capabilities than we do. Others may develop lower-priced, less complex tests that could be viewed by physicians and payors as functionally equivalent to our tests, which could force us to lower the list prices of our tests and impact our operating margins and our ability to achieve sustained profitability. Some competitors have developed tests cleared for marketing by the FDA. There may be a marketing differentiation or perception that an FDA-cleared test is more desirable than Oncotype DX tests, and that may discourage adoption of and reimbursement for our tests. If we are unable to compete successfully against current or future competitors, we may be unable to increase market acceptance for and sales of our tests, which could prevent us from increasing or sustaining our revenues or achieving sustained profitability and could cause the market price of our common stock to decline.

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

As of September 30, 2011, we had agreements with distributors in more than 20 countries outside of the United States, and we may enter into other similar arrangements in other countries in the future. We intend to grow our business internationally, and to do so we may need to attract additional distributors to expand the territories in which we sell our test. Distributors may not commit the necessary resources to market and sell our test to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to locate distributors in particular geographic areas, we may not realize long-term international revenue growth. Regulatory requirements, costs of doing business outside of the United States and the reimbursement process in foreign markets may also impact our revenues from international sales or impact our ability to increase international sales in the future.

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

•            acquire, license or invest in technologies, including next generation sequencing;

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

•             the rate of progress and cost of research and development activities associated with next generation sequencing;

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

We rely solely on Applied Biosystems, a division of Life Technologies Corporation, to supply and service some of the laboratory equipment on which we perform our tests. We periodically forecast our needs for laboratory equipment and enter into standard purchase orders with Applied Biosystems based on these forecasts. We believe that there are relatively few equipment manufacturers other than Applied Biosystems that are currently capable of supplying and servicing the equipment necessary for our Oncotype DX platform. Even if we were to identify other suppliers, there can be no assurance that we will be able to enter into agreements with such suppliers on a timely basis on acceptable terms, if at all. If we should encounter delays or difficulties in securing from Applied Biosystems the quality and quantity of equipment we require for our tests, we may need to reconfigure our test processes, which would result in delays in commercialization or an interruption in sales. If any of these events occur, our business and operating results could be harmed. Additionally, if Applied Biosystems deems us to have become uncreditworthy, it has the right to require alternative payment terms from us, including payment in advance. We are also required to indemnify Applied Biosystems against any damages caused by any legal action or proceeding brought by a third party against Applied Biosystems for damages caused by our failure to obtain required approval with any regulatory agency.

We also rely on several sole suppliers for certain laboratory reagents and materials which we use to perform our tests. While we have developed alternate sourcing strategies for these materials, we cannot be certain that these strategies will be effective. If we should encounter delays or difficulties in securing these laboratory materials, or if the materials do not meet our quality specifications, delays in commercialization or an interruption in sales could occur.

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

101##

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

#                       In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933 or the Exchange Act.

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

GENOMIC HEALTH, INC.

Date: November 8, 2011	By:	/s/ Kimberly J. Popovits
Kimberly J. Popovits
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2011	By:	/s/ Dean L. Schorno
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
101##

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

#                       In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933 or the Exchange Act.

##                In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.