Form 10-Q
period 2012-03-31
GENOMIC HEALTH INC
filed 2012-05-09
CIK 1131324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 30,052,373 as of April 30, 2012.

GENOMIC HEALTH, INC.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

GENOMIC HEALTH, INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$36,991	$32,869
Short-term marketable securities	64,854	67,605
Accounts receivable (net of allowance for doubtful accounts; 2012 - $968, 2011 - $1,206)	20,837	21,077
Prepaid expenses and other current assets	7,763	7,444
Total current assets	130,445	128,995
Long-term marketable securities	1,299	—
Property and equipment, net	10,304	9,443
Other assets	4,533	4,560
Total assets	$146,581	$142,998

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,226	$7,025
Accrued compensation	8,279	9,574
Accrued license fees	1,945	1,947
Accrued expenses and other current liabilities	7,024	5,501
Deferred revenues — current portion	1,250	1,407
Other current liabilities	93	685
Total current liabilities	21,817	26,139
Deferred revenues — long-term portion	—	211
Other liabilities	2,199	1,289
Commitments (Note 5)
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	287,499	281,147
Accumulated other comprehensive income (loss)	47	(30)
Accumulated deficit	(164,984)	(165,761)
Total stockholders’ equity	122,565	115,359
Total liabilities and stockholders’ equity	$146,581	$142,998

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Product revenues	$57,904	$49,458
Contract revenues	563	352
Total revenues	58,467	49,810
Operating expenses:
Cost of product revenues	9,326	9,059
Research and development	11,929	10,091
Selling and marketing	24,366	20,536
General and administrative	11,975	10,356
Total operating expenses	57,596	50,042
Income (loss) from operations	871	(232)
Interest income	74	65
Other income (expense), net	(72)	(50)
Income (loss) before income taxes	873	(217)
Income tax expense	96	69
Net income (loss)	$777	$(286)
Basic net income (loss) per share	$0.03	$(0.01)
Diluted net income (loss) per share	$0.02	$(0.01)
Shares used in computing basic net income (loss) per share	29,910	29,104
Shares used in computing diluted net income (loss) per share	31,609	29,104

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net income (loss)	$777	$(286)
Other comprehensive income (loss)
Change in unrealized loss on available-for-sale marketable securities	77	(1)
Comprehensive income (loss)	$854	$(287)

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net income (loss)	$777	$(286)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,535	1,893
Stock-based compensation	3,694	2,918
Share of loss of equity method investee	45	30
Changes in assets and liabilities:
Accounts receivable	240	(1,956)
Prepaid expenses and other assets	(376)	(270)
Accounts payable	(3,799)	769
Accrued compensation	(1,295)	(268)
Accrued expenses and other liabilities	1,824	(1,353)
Deferred revenues	(368)	(355)
Net cash provided by operating activities	2,277	1,122
Investing activities
Purchases of property and equipment	(2,342)	(2,177)
Purchases of marketable securities	(23,031)	(45,527)
Maturities of marketable securities	24,560	32,744
Purchase of other investments	—	(2,300)
Net cash used in investing activities	(813)	(17,260)
Financing activities
Net proceeds from issuance of common stock under stock plans	2,658	3,112
Net cash provided by financing activities	2,658	3,112
Net increase (decrease) in cash and cash equivalents	4,122	(13,026)
Cash and cash equivalents at the beginning of the period	32,869	31,183
Cash and cash equivalents at the end of the period	$36,991	$18,157
Supplemental disclosure of cash flow information
Cash paid for income taxes	$36	$60

See accompanying notes.

GENOMIC HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

The Company

Genomic Health, Inc. (the “Company”) is a global health company that provides actionable genomic information to personalize genomic health decisions. The Company develops and globally commercializes genomic-based clinical laboratory services that analyze the underlying biology of cancer, allowing physicians and patients to make individualized treatment decisions. The Company was incorporated in Delaware in August 2000. The Company’s first product, the Oncotype DX invasive breast cancer test, was launched in 2004 and is used for early stage invasive breast cancer patients to predict the likelihood of breast cancer recurrence and the likelihood of chemotherapy benefit. In January 2010, the Company launched its second product, the Oncotype DX colon cancer test, which is used to predict the likelihood of colon cancer recurrence in patients with stage II disease. In late December 2011, the Company made Oncotype DX available for patients with ductal carcinoma in situ (“DCIS”), a pre-invasive form of breast cancer. This test provides a DCIS score that is used to predict the likelihood of local recurrence.

Principles of Consolidation

The condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. The Company has four wholly-owned subsidiaries. InVitae Corporation, which was established in March 2012, is expected to focus on improving the quality of diagnosis, communication and support for patients with common and rare genetic conditions. Genomic Health International Sarl, which was established in Switzerland in 2009, and Genomic Health International Holdings, LLC, which was established in Delaware in 2010, support the Company’s international sales and marketing efforts. Oncotype Laboratories, Inc., which was established in Delaware in 2003, is inactive. Genomic Health International Holdings, LLC has three wholly-owned subsidiaries: Genomic Health U.K., Ltd. and Genomic Health Germany GmbH, which were established in 2011 and Genomic Health Canada, which was established in 2012. The functional currency for the Company’s wholly-owned subsidiaries incorporated outside of the United States is the U.S. dollar. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation and Use of Estimates

The accompanying interim period condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated balance sheet as of March 31, 2012, condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011 and condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2011 has been derived from audited financial statements, but it does not include certain information and notes required by GAAP for complete consolidated financial statements.

The preparation of financial statements in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

The accompanying interim period condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The Company’s product revenues for tests performed are recognized when the following revenue recognition criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Criterion (1) is satisfied when the Company has an arrangement to pay or a contract with the payor in place addressing reimbursement for the Oncotype DX test. In the absence of such arrangements, the Company considers that criterion (1) is satisfied when a third-party payor pays the Company for the test performed. Criterion (2) is satisfied when the Company performs the test and generates and delivers to the physician, or makes available on its web portal, a patient report. Determinations of criteria (3) and (4) are based on management’s judgments regarding whether the fee charged for products or services delivered is fixed or determinable, and the collectibility of those fees under any contract or arrangement. When evaluating collectibility, the Company considers whether it has sufficient history to reliably estimate a payor’s individual payment patterns. Based upon at least several months of payment history, the Company reviews the number of tests paid against the number of tests billed and the payor’s outstanding balance for unpaid tests to determine whether payments are being made at a consistently high percentage of tests billed and at appropriate amounts given the contracted payment amount. To the extent all criteria set forth above are not met when test results are delivered, product revenues are recognized when cash is received from the payor.

The Company has established exclusive distribution agreements for one or more of its Oncotype DX tests with 19 distributors covering more than 30 countries. The distributor generally provides certain marketing and administrative services to the Company within its territory. As a condition of these agreements, the distributor generally pays the Company an agreed upon fee per test and the Company processes the tests. The same revenue recognition criteria described above generally apply to tests received through distributors. To the extent all criteria set forth above are not met when test results are delivered, product revenues are generally recognized when cash is received from the distributor.

From time to time, the Company receives requests for refunds of payments, generally due to overpayments made by third party-payors. Upon becoming aware of a refund request, the Company establishes an accrued liability for tests covered by the refund request until such time as the Company determines whether or not a refund is due. Accrued refunds were $621,000 and $562,000 at March 31, 2012 and December 31, 2011, respectively.

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

Allowance for Doubtful Accounts

The Company accrues an allowance for doubtful accounts against its accounts receivable based on estimates consistent with historical payment experience. Bad debt expense is included in general and administrative expense on the Company’s condensed consolidated statements of operations. Accounts receivable are written off against the allowance when the appeals process is exhausted, when an unfavorable coverage decision is received or when there is other substantive evidence that the account will not be paid. The Company’s allowance for doubtful accounts as of March 31, 2012 and December 31, 2011 was $968,000 and $1.2 million,  respectively. Write-offs for doubtful accounts of $928,000 and $773,000 were recorded against the allowance during the three months ended March 31, 2012 and 2011, respectively. Bad debt expense was $689,000 and $870,000 for the three months ended March 31, 2012 and 2011, respectively.

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

The Company accounts for uncertain income tax positions using a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement, in accordance with the accounting guidance for uncertain tax positions. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit is recorded. Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense when and if incurred. See Note 8, “Income Taxes,” for additional information regarding unrecognized tax benefits.

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

In March 2011, the Company invested $2.3 million in the redeemable preferred stock of a private company representing 21% of the entity’s outstanding voting shares. The Company determined that the investment was a held-to-maturity debt security and that the investee was not subject to consolidation. The investment was recorded at cost and is subject to impairment evaluation on a quarterly basis. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The carrying value of this investment was $2.3 million at March 31, 2011 and December 31, 2011, respectively, and no impairment was recognized through March 31, 2012.

The Company’s investments in privately held companies were $2.6 million at March 31, 2012 and December 31, 2011, respectively, and were included in other assets on the Company’s consolidated balance sheets.

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance requiring companies to present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two consecutive statements. This guidance eliminates the option for companies to present other comprehensive income in the statement of stockholders’ equity. This guidance is effective for the Company for interim and annual periods beginning January 1, 2012. In December 2011, FASB released an update that deferred a portion of the new accounting requirements for comprehensive income. As this guidance provides only presentation requirements, the adoption of this guidance does not impact the Company’s financial condition or results of operations. The Company adopted this standard in January 2012, as reflected by the inclusion of the Condensed Consolidated Statements of Comprehensive Income (Loss) as part of its Condensed Consolidated Financial Statements.

In June 2011, the FASB issued amendments to authoritative guidance for measuring fair value when required or permitted by other accounting standards. The amendments are intended to result in common fair value measurement and disclosure requirements under GAAP and International Financial Reporting Standards. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This amended guidance, which the Company does not expect to have a material impact on its financial condition and results of operations, is effective for the Company for interim and annual periods beginning January 1, 2012. The Company adopted this standard in January 2012, as reflected in Note 3, “Fair Value Measurements,” of  its Condensed Consolidated Financial Statements.

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

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Numerator:
Net income (loss)	$777	$(286)
Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic net income (loss) per share	29,910	29,104
Effect of dilutive securities:
Options to purchase common stock	1,624	—
Restricted stock units	75	—
Total	1,699	—
Weighted-average shares of common stock outstanding used in the calculation of diluted net income (loss) per share	31,609	29,104
Basic net income (loss) per share	$0.03	$(0.01)
Diluted net income (loss) per share	$0.02	$(0.01)

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis at March 31, 2012 and December 31, 2011, respectively. The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011 by level within the fair value hierarchy:

	Actively Quoted Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance at March 31, 2011
	(In thousands)
As of March 31, 2012:
Assets
Money market deposits	$5,133	$—	$—	$5,133
U.S. Treasury securities	1,299	—	—	1,299
Debt securities of U.S. government-sponsored entities	—	14,353	—	14,353
Commercial paper	—	26,840	—	26,840
Corporate debt securities	—	28,261	—	28,261
Total	$6,432	$69,454	$—	$75,886

	Actively Quoted Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance at December 31, 2010
	(In thousands)
As of December 31, 2011:
Assets
Money market deposits	$7,377	$—	$—	$7,377
Debt securities of U.S. government-sponsored entities	—	19,350	—	19,350
Commercial paper	—	19,999	—	19,999
Corporate debt securities	—	29,005	—	29,005
Total	$7,377	$68,354	$—	$75,731

The Company’s debt securities of U.S. government-sponsored entities, commercial paper and corporate bonds are classified as Level 2 as they are valued using multi-dimensional relational pricing models that use observable market inputs, including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data. Not all inputs listed are available for use in the evaluation process on any given day for each security evaluation. In addition, market indicators, industry and economic events are monitored and may serve as a trigger to acquire further corroborating market data. There were no transfers between Level 1 and Level 2 categories during the three months ended March 31, 2012 and 2011, respectively.

All of the Company’s marketable securities are classified as available-for-sale. The following tables illustrate the Company’s available-for-sale marketable securities as of the dates indicated:

	March 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Treasury securities	$1,299	$—	$—	$1,299
Debt securities of U.S. government-sponsored entities	14,350	3	—	14,353
Commercial paper	22,204	36	—	22,240
Corporate debt securities	28,253	18	(10)	28,261
Total	$66,106	$57	$(10)	$66,153

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Debt securities of U.S. government-sponsored entities	$19,350	$2	$(2)	$19,350
Commercial paper	19,232	17	—	19,249
Corporate debt securities	29,052	5	(52)	29,005
Total	$67,634	$24	$(54)	$67,604

The Company had no realized gains or losses on available-for-sale marketable securities for the three months ended March 31, 2012 and 2011, respectively.

The following table summarizes the Company’s portfolio of available-for-sale marketable securities by contractual maturity as of the dates indicated:

	March 31, 2012		December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$64,807	$64,854	$67,634	$67,604
Due in more than one year but less than five years	1,299	1,299	—	—
Total	$66,106	$66,153	$67,634	$67,604

Note 4.  Collaboration and Commercial Technology Licensing Agreements

The Company has entered into a variety of collaboration and specimen transfer agreements relating to its development efforts. The Company recorded collaboration expenses of $643,000 and $891,000 for the three months ended March 31, 2012 and 2011, respectively, relating to services provided in connection with these agreements. In addition to these expenses, some of the agreements contain provisions for royalties from inventions resulting from these collaborations. The Company has specified options and rights relating to joint inventions arising out of the collaborations.

The Company is a party to various agreements under which it licenses technology on a non-exclusive basis in the field of human diagnostics. Access to these licenses enables the Company to process its Oncotype DX tests. While certain agreements contain provisions for fixed annual payments, license fees are generally calculated as a percentage of product revenues, with rates that vary by agreement and may be tiered, and payments that may be capped at annual minimum or maximum amounts. The Company recognized costs recorded under these agreements totaling $2.0 million and $2.8 million for the three months ended March 31, 2012 and 2011, respectively, which were included in cost of product revenues. A reduction in license fees for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011 resulted from the execution of an amendment to a license agreement that reduced the rate paid on polymerase chain reaction based product revenues recorded after July 1, 2011.

At March 31, 2012, fixed future annual payments, exclusive of royalty payments, relating to the launch and commercialization of the Oncotype DX colon cancer test totaled $1.4 million and are payable as follows:

Fixed Future Annual Payments
(In thousands)
Payment Due:
January 2013	$450
January 2014	450
January 2015	450
Total	$1,350

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

Contract Research Arrangements

In November 2007, the Company entered into a Collaborative Diagnostic Development Agreement with Pfizer Inc. to provide research and development services for the development of a diagnostic product for renal cell cancer. The Company received an initial payment of $1.5 million and was initially eligible to receive a payment of $2.2 million upon joint agreement on a gene identification plan, $5.0 million in additional payments upon the earlier of Pfizer’s election to initiate the next phase of development or a specified number of months from the date the Company received the sample set and related clinical data necessary to conduct the first phase of development, and a final payment of $1.5 million upon completion of clinical validation. Completion of clinical validation represents a substantive milestone and the Company will recognize the $1.5 million payment upon completion. All other payments were not considered substantive milestones as they are not based solely on the Company’s past performance. Such payments are recognized using a performance- based model and revenue is recognized following delivery of effort as compared to an estimate of total expected effort. The Company did not recognize any revenue related to substantive milestones under this agreement during the quarters ended and March 31, 2012 and March 31, 2011.

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

In May 2010, the Company’s Swiss subsidiary entered into a non-cancelable lease for approximately 2,500 square feet of office space in Geneva, Switzerland. The lease expires in May 2015. In connection with this lease, the Company paid a CHF 100,800 cash security deposit, which is classified as restricted cash on the condensed consolidated balance sheets.

Future non-cancelable commitments under these operating leases at March 31, 2012 were as follows:

Annual Payments
(In thousands)
Years Ending December 31,
2012 (remainder of year)	$2,147
2013	2,930
2014	3,013
2015	3,030
2016	3,070
2017 and thereafter	5,229
Total minimum payments	$19,419

Note 6. Stock-Based Compensation

The Company recorded employee stock-based compensation expense of $3.7 million and $2.9 million for the three months ended March 31, 2012 and 2011, respectively, including expense for stock option grants, restricted stock unit (“RSU”) awards and stock purchased under the Company’s Employee Stock Purchase Plan (“ESPP”). Employee stock-based compensation expense was calculated based on options and awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Employee stock-based compensation expense includes expense related to stock options and RSUs granted to outside directors of the Company as well as stock purchased under the ESPP.

Stock Option Grants

The Company granted options to purchase 504,500 shares and 479,400 shares of common stock to employees during the three months ended March 31, 2012 and 2011, respectively. For the three months ended March 31, 2012, the Company issued 224,239 shares of common stock in connection with the exercise of stock options with a weighted-average exercise price of $16.61 per share. For the three months ended March 31, 2011, the Company issued 236,359 shares of common stock in connection with the exercise of stock options with a weighted-average exercise price of $13.17 per share.

Restricted Stock Units

The Company awarded 351,548 RSUs with a grant-date fair value equal to $10.1 million during the three months ended March 31, 2012. Each RSU entitles the recipient to receive one share of the Company’s common stock upon vesting. RSUs awarded during the three months ended March 31, 2012 included 349,976 RSUs awarded to employees and 1,572 RSUs awarded to outside directors serving on the Company’s board. RSUs awarded to employees generally vest as to one-third of the total number of shares awarded annually over a three-year period. RSUs awarded to directors are in lieu of fees paid for director service and vest immediately on the award date. During the three months ended March 31, 2012, the Company issued 59,514 shares of common stock in connection with the vesting of RSUs with a weighted-average grant date fair value of $23.16 per share. There were no shares issued in connection with the vesting of RSUs for the three months ended March 31, 2011.

Employee Stock Purchase Plan

During the three months ended March 31, 2012 and 2011, no shares were issued under the ESPP. A total of 1,250,000 shares of common stock have been reserved for issuance under the ESPP, and were available for issuance as of December 31, 2011. As of March 31, 2012, there was $161,000 of unrecognized compensation expense related to the ESPP, which is expected to be recognized over an estimated weighted-average period of two months.

Valuation Assumptions

The Company values its stock option grants using the Black-Scholes option valuation model. Option valuation models require the input of highly subjective assumptions that can vary over time. The Company’s assumptions regarding expected volatility are based on the historical volatility of the Company’s common stock. The expected life of options granted is estimated based on historical option exercise data and assumptions related to unsettled options. The risk-free interest rate is estimated using published rates for U.S. Treasury securities with a remaining term approximating the expected life of the options granted. The Company uses a dividend yield of zero as it has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future. The weighted-average fair values and assumptions used in calculating such values during each period are as follows:

	Three Months Ended March 31,
	2012	2011
Expected volatility:
Stock options	46%	47%
ESPP	47%	—%
Risk-free interest rate:
Stock options	1.23%	2.34%
ESPP	0.05%	—%
Expected life in years:
Stock options	6.83	6.27
ESPP	0.50	—
Weighted-average fair value:
Stock options	$13.97	$11.12
ESPP	$7.16	$—

Note 7. Segment Information

The Company operates in one business segment, which primarily focuses on the development and global commercialization of genomic based clinical laboratory services that analyze the underlying biology of cancer, allowing physicians and patients to make individualized treatment decisions. As of March 31, 2012, the majority of the Company’s product revenues have been derived from sales of one product, the Oncotype DX breast cancer test.

The following table summarizes total revenues from customers and collaboration partners by geographic region. Product revenues are attributed to countries based on ship-to location. Contract revenues are attributed to countries based on the location of the collaboration partner.

	Three Months Ended March 31,
	2012	2011
	(In thousands)
United States	$53,414	$45,823
Outside of the United States	5,053	3,987
Total revenues	$58,467	$49,810

Note 8. Income Taxes

The Company recorded income tax expense of $96,000 and $69,000 for the three months ended March 31, 2012 and 2011, respectively, which was computed using the “discrete” (or “cut-off”) method and was principally comprised of state income taxes and foreign taxes. The difference of income tax expense between the provision and the statutory rate of the Company’s income before income taxes and provision actually recorded was primarily due to the impact of nondeductible stock-based compensation expenses offset by the utilization of net operating loss carryforwards.

Based on all available objective evidence, the Company believes that it is more likely than not that the net deferred tax assets will not be fully realized. Accordingly, the Company recorded a valuation allowance against all of its net deferred tax assets for the three months ended March 31, 2012 and 2011, respectively. The Company will continue to maintain a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this valuation allowance.

The Company had $839,000 of unrecognized tax benefits as of March 31, 2012 and December 31, 2011. The Company does not anticipate a material change to its unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

Accrued interest and penalties related to unrecognized tax benefits are recognized as part of the Company’s income tax provision in its consolidated statements of operations. All tax years from 2000 forward remain subject to future examination by federal, state and foreign tax authorities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our expectation that, for the foreseeable future, a significant amount of our revenues will be derived from Oncotype DX for breast cancer; the factors that may impact our financial results; the extent of our net losses and our ability to achieve sustained profitability; our ability to recognize revenues other than on a cash basis; our business strategy and our ability to achieve our strategic goals; our expectations regarding product revenues and the sources of those revenues; the amount of future revenues that we may derive from Medicare patients or categories of patients; our belief that we may become more dependent on Medicare reimbursement in the future; our plans to pursue reimbursement on a case-by-case basis; our ability, and expectations as to the amount of time it will take, to achieve reimbursement from third-party payors and government insurance programs for new indications of tests, new tests or in new markets; our expectations regarding our international expansion and opportunities, and our expectations regarding revenues from international sales; our intent to enter into additional foreign distribution arrangements; the factors we believe to be driving demand for our tests and our ability to sustain or increase such demand; our success in increasing patient and physician demand as a result of our direct sales approach and our sales forces’ capacity to sell our tests; plans for, and the timeframe for the development or commercial launch of, future tests or enhancements to address different patient populations of breast or colon cancer, other types of cancer or specific cancer treatments; the factors that we believe will drive the establishment of coverage policies; the capacity of our clinical reference laboratory to process tests and our expectations regarding capacity; our dependence on collaborative relationships and the success of those relationships; whether any tests will result from our collaborations; the applicability of clinical results to actual outcomes; our estimates and assumptions with respect to disease incidence or potential market opportunities; the occurrence, timing, outcome or success of clinical trials or studies; our plans with respect to additional development or clinical studies; our expectations regarding timing of the announcement or publication of research results; our expectations regarding the timing and occurrence of future product launches; the benefits of our technology platform; the economic benefits of our tests to the healthcare system; the ability of our tests to impact treatment decisions; our beliefs regarding our competitive benefits; our expectations regarding our future technologies, including next generation sequencing, and their potential benefits; our belief that multi-gene analysis provides better analytical information; our beliefs regarding the benefits of genomic analysis in various patient populations; our expectations regarding clinical development processes future tests may follow; our beliefs regarding the benefits of individual gene reporting; our expectation that our research and development, general and administrative and sales and marketing expenses will increase and our anticipated uses of those funds; our expectations regarding capital expenditures; our expectations regarding our investments in our genetics-focused subsidiary and the success of that entity; our ability to comply with the requirements of being a public company; our expectations regarding future levels of bad debt expense and billing and collections fees; our ability to attract and retain experienced personnel; the adequacy of our product liability insurance; how we intend to spend our existing cash and how long we expect our existing cash to last; our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing; our expected future sources of cash; our expectations regarding incurrence of debt; our compliance with federal, state and foreign regulatory requirements; the potential impact resulting from the regulation of our tests by the U.S. Food and Drug Administration, or FDA, and other non-U.S. regulators; our belief that our tests are properly regulated under the Clinical Laboratory Improvement Amendments of 1988, or CLIA; the impact of new or changing policies, regulation or legislation, or of judicial decisions, on our business; the impact of seasonal fluctuations on our business; our belief that we have taken reasonable steps to protect our intellectual property; our strategies regarding filing additional patent applications to strengthen our intellectual property rights; the impact of changing interest rates; our beliefs regarding our unrecognized tax benefits or our valuation allowance; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; the impact of the economy on our business, patients and payors; and anticipated trends and challenges in our business and the markets in which we operate.

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A of this report, as well as our ability to develop and commercialize new products and product enhancements; the risk of unanticipated delays in research and development efforts; the risk that we may not obtain or maintain reimbursement for our existing tests or any future tests we may develop; the risk that reimbursement pricing may change; the risks and uncertainties associated with the regulation of our tests by the FDA or regulatory agencies outside of the U.S.; the impact of new legislation or regulations, or of judicial decisions, on our business; our ability to compete against third parties; our ability to obtain capital when needed; the economic environment; and our history of operating losses. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to update any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

In this report, all references to “Genomic Health,” “we,” “us,” or “our” mean Genomic Health, Inc.

Genomic Health, the Genomic Health logo, Oncotype, Oncotype DX, Recurrence Score, DCIS Score and InVitae are trademarks or registered trademarks of Genomic Health, Inc. We also refer to trademarks of other corporations and organizations in this report.

Business Overview

We are a global health company that provides actionable genomic information to personalize genomic health decisions. We develop and globally commercialize genomic-based clinical laboratory services that analyze the underlying biology of cancer, allowing physicians and patients to make individualized treatment decisions. In January 2004, we launched our first Oncotype DX test, which is used to predict the likelihood of cancer recurrence and the likelihood of chemotherapy benefit in early stage invasive breast cancer patients. In January 2010, we launched our second Oncotype DX test, the first multigene expression test developed to assess risk of recurrence in stage II colon cancer patients. In late December 2011, we made Oncotype DX available for patients with ductal carcinoma in situ, or DCIS, a pre-invasive form of breast cancer. Effective July 1, 2011, the list price of our Oncotype DX breast cancer test increased from $4,075 to $4,175 and the list price of our Oncotype DX colon cancer test increased from $3,200 to $3,280. The majority of our historical revenues have been derived from the sale of Oncotype DX breast cancer tests ordered by physicians in the United States.

For the three months ended March 31, 2012, 18,630 Oncotype DX test reports were delivered for use in treatment planning, compared to 16,240 reports delivered for the three months ended March 31, 2011. All of our tests are conducted at our clinical reference laboratory in Redwood City, California. Our clinical reference laboratory processing capacity is currently approximately 22,000 tests per calendar quarter. As test processing for our Oncotype DX breast and colon cancer tests is essentially the same, except that the tests use different RNA extraction methods and analyze different genes, we believe that we currently have sufficient capacity to process both of our tests.

We depend upon third-party payors to provide reimbursement for our tests. Accordingly, we have and expect to continue to focus substantial resources on obtaining reimbursement coverage from third-party payors.

We have continued to expand our business, both in the United States and internationally. We plan to continue to use essentially the same business model internationally as we use in the United States, however, there are significant differences between countries that need to be considered. For example, different countries may have a public healthcare system, a combination of public and private healthcare system or a cash-based payment system. We have a direct commercial presence with employees and consultants in some countries, including the United Kingdom, Germany and Canada. Additionally, we established exclusive distribution agreements for one or more of our Oncotype DX tests with 19 distributors covering more than 30 countries. To date, we have lead executives with responsibilities for the Americas, Europe and Asia to support our international efforts.

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

The majority of our international Oncotype DX breast and colon cancer test revenues come from direct payor reimbursement, payments from our distributors, patient self-pay, and clinical collaborations in various countries. We have obtained some coverage for our breast cancer test outside of the United States, including in Canada, Ireland, Germany, Greece, Israel, Spain and the United Kingdom. We expect that it will take several years to establish broad coverage and reimbursement for our Oncotype DX breast and colon cancer tests with payors in countries outside of the United States and there can be no assurance that our efforts will be successful.

In March 2012 we established a wholly owned subsidiary, InVitae Corporation, with the goal of making clinical genetic services available to physicians and patients in 2013. The subsidiary is expected to focus on accelerating the integration of the human genome into medical practice with an emphasis on bioinformatics and clinical utility beyond our core business of oncology. Our goal is to provide an array of genetic testing programs and services. Such testing programs and services might include a range of services, from targeted genetic test panels to whole genome sequencing along with information management services. These programs would be provided through physicians as a component of patient management.

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

As of the date of this report, we have not experienced a loss of principal on any of our investments, and we expect that we will continue to be able to access or liquidate these investments as needed to support our business activities. From time to time, we monitor the financial position of our significant third-party payors, which include Medicare and managed care companies. As of the date of this report, we do not expect the current economic environment to have a material negative impact on our ability to collect payments from third-party payors in the foreseeable future. The economic environment continued to impact growth in tests delivered and revenues generated during the three months ended March 31, 2012. We intend to continue to assess the impact of the economic environment on our business activities. If the economic environment does not improve or deteriorates, our business including our patient population, our suppliers and our third-party payors could be negatively affected, resulting in a negative impact on our product revenues .

U.S. Healthcare Legislation

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or, collectively, the PPACA, enacted in March 2010, makes changes that are expected to significantly impact the pharmaceutical and medical device industries and clinical laboratories. The PPACA contains a number of provisions designed to generate the revenues necessary to fund expanded health insurance coverage, including new fees or taxes on certain health related industries, including medical device manufacturers. Beginning in 2013, each medical device manufacturer will have to pay sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices. Though there are some exceptions to the tax, because the FDA maintains that clinical laboratory tests that are developed and validated by a laboratory for its own use, or LDTs, such as our Oncotype DX breast and colon cancer tests are medical devices, it may apply to some or all of our current products and products in development. The PPACA also mandates a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule of 1.75% for the years 2011 through 2015 and a productivity adjustment to the Clinical Laboratory Fee Schedule. In addition, the PPACA establishes a board that is charged with reducing the per capita rate of growth in Medicare spending. In February 2012, Congress passed the “Middle Class Tax Relief and Job Creation Act of 2012” which in part reduced the potential future cost-based increases to the Medicare Clinical Laboratory Fee Schedule by two percent. These or any future proposed fees or mandated reductions in payments may apply to some or all of our clinical laboratory tests delivered to Medicare beneficiaries.

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

As of March 31, 2012, we established exclusive distribution agreements for one or more of our Oncotype DX tests with 19 distributors covering more than 30 countries. The distributor generally provides us with certain marketing and administrative services within its territory. As a condition of these agreements, the distributor generally pays us an agreed upon fee per test and we process the tests. The same revenue recognition criteria described above generally apply to tests received through distributors. To the extent all criteria set forth above are not met when test results are delivered, product revenues are generally recognized when cash is received from the distributor.

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

As of March 31, 2012, amounts outstanding for tests delivered, net of write-downs and adjustments, which were not recognized as revenue upon delivery because our accrual revenue recognition criteria were not met and which had not been collected, totaled approximately $38 million. We cannot provide any assurance as to when, if ever, and to what extent these amounts will be collected.

From time to time, we receive requests for refunds of payments, generally due to overpayments made by third-party payors. Upon becoming aware of a refund request, we establish an accrued liability for tests covered by the refund request until such time as we determine whether or not a refund is due. If we determine that a refund is due, we credit cash and reduce the accrued liability. Accrued refunds were $621,000 and $562,000 at March 31, 2012 and December 31, 2011, respectively.

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

Accounts Receivable

We accrue an allowance for doubtful accounts against our accounts receivable based on estimates consistent with historical payment experience. Our allowance for doubtful accounts is evaluated quarterly and adjusted when trends or significant events indicate that a change in estimate is appropriate. Historically, the amounts of uncollectible accounts receivable that have been written off have been consistent with management’s expectations. We cannot assure you that we will not experience higher than expected write-offs in the future. As of March 31, 2012 and December 31, 2011, our allowance for doubtful accounts was $968,000 and $1.2 million, respectively. See “Liquidity and Capital Resources” for additional information, including a summary of accounts receivable aging by payor mix.

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

Stock-based Compensation Expense

We measure all stock based payments to employees and directors, including grants of stock options, based on their relative fair values. Fair values of awards granted under our stock option plans and Employee Stock Purchase Plan, or ESPP, were estimated at grant or purchase rights offering dates using a Black Scholes option valuation model. Stock based compensation expense related to stock option grants and ESPP purchases is estimated at the date of grant based on these fair value calculations and is recognized as expense ratably over the requisite service period. The application of option valuation models requires significant judgment and the use of estimates, particularly surrounding assumptions used in determining fair value. The Black Scholes option valuation model requires the use of estimates such as stock price volatility and expected option lives to value stock based compensation. Our assumptions regarding expected volatility are based on the historical volatility of our common stock. The expected life of options is estimated based on historical option exercise data and assumptions related to unsettled options. Expected forfeiture rates for both restricted stock unit awards and stock option grants are based on historical data, and compensation expense is adjusted for actual results.

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

Deferred Tax Assets

We are required to reduce our deferred tax assets by a valuation allowance if it is more likely than not that some or all of our deferred tax assets will not be realized. We must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of our valuation allowance, if any, we assess the likelihood that we will be able to recover our deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses and based on all available evidence, we believe it is more likely than not that the Company’s recorded net deferred tax assets will not be realized. Accordingly, we recorded a valuation allowance against all of our net deferred tax assets at both March 31, 2012 and December 31, 2011. We will continue to maintain a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this valuation allowance.

Results of Operations

Three Months Ended March 31, 2012 and 2011

We recorded a net income of $777,000 for the three months ended March 31, 2012 compared to a net loss of $286,000 for the three months ended March 31, 2011. On a basic per share basis, net income was $0.03 for the three months ended March 31, 2012 compared to a net loss of $0.01 for the three months ended March 31, 2011. On a diluted per share basis, net income was $0.02 for the three months ended March 31, 2012 compared to a net loss of $0.01 for the three months ended March 31, 2011. We may incur net losses in future periods due to future spending and fluctuations in our business, and we may not achieve or maintain sustained profitability in the future.

Revenues

We derive our revenues primarily from product sales and, to a lesser extent, from contract research arrangements. We operate in one industry segment. As of March 31, 2012, substantially all of our product revenues have been derived from the sale of our Oncotype DX breast cancer test. Payors are billed upon generation and delivery of a test report to the physician. Product revenues are recorded on a cash basis unless a contract or arrangement to pay is in place with the payor at the time of billing and collectibility is reasonably assured. Contract revenues are derived from studies conducted with biopharmaceutical and pharmaceutical companies and are recorded as contractual obligations are completed.

	For the Three Months Ended March 31,
	2012	2011
	(In thousands)
Product revenues	$57,904	$49,458
Contract revenues	563	352
Total revenues	$58,467	$49,810
Quarter over quarter dollar increase in product revenues	$8,446
Quarter over quarter percentage increase in product revenues	17%

The increase in product revenues for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 resulted, in part, from increased adoption, as evidenced by a 15% period over period increase in test volume, as well as payments from Medicare for colon tests performed prior to the establishment of coverage. We also experienced an increase in revenues recorded on an accrual basis. Approximately $38.8 million, or 67%, of product revenues for the three months ended March 31, 2012 were recorded on an accrual basis and recognized at the time the test results were delivered, compared to $31.6 million, or 64%, for the three months ended March 31, 2011. For both periods, the balance of product revenues was recognized upon cash collection as payments were received. The timing of recognition of revenues related to third-party payments may cause fluctuations in product revenues from period to period.

Product revenues related to Medicare patients for the three months ended March 31, 2012 were $13.2 million, or 23%, of product revenues, compared to $10.3 million, or 21%, of product revenues for the three months ended March 31, 2011. There were no other third-party payors comprising product revenues of 10% or more for those periods. International product revenues increased to $5.1 million, or 9% of product revenues, for the three months ended March 31, 2012, from $4.0 million, or 8% of product revenues, for the three months ended March 31, 2011.

Contract revenues were $563,000 and $352,000 for the three months ended March 31, 2012 and 2011, respectively. Contract revenues represented studies assessing our gene expression technology or collaborative work in gene selection and protocol design with our pharmaceutical partners. The increase in contract revenues for 2012 compared to 2011 was due to ongoing activities related to our collaboration with Pfizer Inc. as well as new activities with other collaboration partners. We expect that our contract revenues will continue to fluctuate based on the number and timing of studies being conducted.

Cost of Product Revenues

	For the Three Months Ended March 31,
	2012	2011
	(In thousands)
Tissue sample processing costs	$7,221	$6,178
Stock-based compensation	109	90
Total tissue sample processing costs	7,330	6,268
License fees	1,996	2,791
Total cost of product revenues	$9,326	$9,059
Quarter over quarter dollar increase	$267
Quarter over quarter percentage increase	3%

Cost of product revenues represents the cost of materials, direct labor, equipment and infrastructure expenses associated with processing tissue samples (including histopathology, anatomical pathology, extraction, RT-PCR, quality control analyses and shipping charges to transport tissue samples) and license fees. Infrastructure expenses include allocated information technology and facility occupancy costs. Costs associated with performing our tests are recorded as tests are processed. Costs recorded for tissue sample processing represent the cost of all the tests processed during the period regardless of whether revenue was recognized with respect to that test. Royalties for licensed technology calculated as a percentage of product revenues and fixed annual payments relating to the launch and commercialization of Oncotype DX tests are recorded as license fees in cost of product revenues at the time product revenues are recognized or in accordance with other contractual obligations. While license fees are generally calculated as a percentage of product revenues, the percentage increase in license fees does not correlate exactly to the percentage increase in product revenues because certain agreements contain provisions for fixed annual payments and other agreements have tiered rates and payments that may be capped at annual minimum or maximum amounts. License fees represent a significant component of our cost of product revenues and are expected to remain so for the foreseeable future.

Tissue sample processing costs increased $1.0 million, or 17%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 due to an increase in test volume. The $795,000, or 28%, decrease in license fees resulted from the execution of an amendment in 2011 to a license agreement that reduces the rate paid on PCR-based product revenues recorded after July 1, 2011. We expect the cost of product revenues to increase in future periods to the extent we process more tests.

Research and Development Expenses

	For the Three Months Ended March 31,
	2012	2011
	(In thousands)
Personnel-related expenses	$6,137	$5,146
Stock-based compensation	939	763
Reagents and laboratory supplies	635	694
Collaboration expenses	643	891
Allocated information technology, facilities and other costs	2,509	1,668
Other expenses	1,066	929
Total research and development expenses	$11,929	$10,091
Quarter over quarter dollar increase	$1,838
Quarter over quarter percentage increase	18%

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

The $1.8 million, or 18%, increase in research and development expenses for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 included a $992,000 increase in personnel-related expenses, a $841,000 increase in allocated information technology, facilities and other costs, a $176,000 increase in stock-based compensation expense, and a $137,000 increase in other expenses, partially offset by a $248,000 decrease in collaboration expenses, and a $59,000 decrease in reagents and laboratory supplies expense. The $992,000 increase in personnel-related expenses was primarily attributable to increases in salaries and benefits due to increased headcount to support projects related to our growing pipeline and ongoing work in NGS. The increase in allocated information technology, facilities and other costs is primarily due to increased project work from our various information technology groups, allocated based on specific departmental projects.

We expect our research and development expenses to increase in future periods due to increased investment in our new product pipeline for breast, colon, renal, prostate and other cancers, along with increased investment in NGS and our genetics-focused subsidiary.

Selling and Marketing Expenses

	For the Three Months Ended March 31,
	2012	2011
	(In thousands)
Personnel-related expenses	$12,235	$10,916
Stock-based compensation	981	793
Promotional and marketing materials	3,851	2,871
Travel, meetings and seminars	3,074	2,755
Allocated information technology, facilities and other costs	3,492	2,500
Other expenses	733	701
Total selling and marketing expenses	$24,366	$20,536
Quarter over quarter dollar increase	$3,830
Quarter over quarter percentage increase	19%

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

The $3.8 million, or 19%, increase in selling and marketing expenses for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was due to a $1.3 million increase in personnel-related expenses, a $993,000 increase in allocated information technology, facilities and other costs, a $980,000 increase in promotional and marketing materials related to the expansion of our international commercial business and our domestic DCIS product launch in December 2011, a $319,000 increase in travel, meetings and seminars expenses primarily related to our international expansion efforts, and a $188,000 increase in stock-based compensation expense. Of the $1.3 million increase in personnel-related expenses, $1.2 million was attributable to increases in salaries, benefits and related expenses due primarily to increased headcount and $96,000 was attributable to higher commissions and bonus payments, partially offset by a $25,000 decrease in consulting expenses. The increase in allocated information technology, facilities and other costs is primarily due to increased project work from our various information technology groups, allocated based on specific departmental projects.

We expect selling and marketing expenses will continue to increase in future periods due to our efforts to establish adoption of and reimbursement for our Oncotype DX colon cancer test, continued investment in our global commercial infrastructure and increases in our sales force.

General and Administrative Expenses

	For the Three Months Ended March 31,
	2012	2011
	(In thousands)
Personnel-related expenses	$8,200	$6,428
Stock-based compensation	1,665	1,272
Occupancy and equipment expenses	4,783	3,569
Billing and collection fees	2,223	1,746
Bad debt expense	689	870
Professional fees and other expenses	1,864	1,910
Information technology, facilities and other cost allocations	(7,449)	(5,439)
Total general and administrative expenses	$11,975	$10,356
Quarter over quarter dollar increase	$1,619
Quarter over quarter percentage increase	16%

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

The $1.6 million, or 16%, increase in general and administrative expenses for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 included a $1.8 million increase in personnel-related expenses, a $1.2 million increase in occupancy and equipment expenses, a $477,000 increase in billing and collection fees and a $393,000 increase in stock-based compensation expense, partially offset by a $2.0 million increase in information technology, facilities and other costs allocated to other functional areas, a $181,000 decrease in bad debt expense and a $46,000 decrease in professional fees and other expenses. Of the $1.8 million increase in personnel-related expenses, $1.2 million was attributable to annual increases in salaries and benefits expenses and $525,000 was attributable to higher consulting expenses to support the growth of our business.

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

Interest and Other Income

Interest and other income was $74,000 for the three months ended March 31, 2012 compared to $65,000 for the three months ended March 31, 2011. The increase was primarily due to higher balances in our investments in marketable securities during the three months ended March 31, 2012. We expect our interest income will remain nominal if the current low interest rate environment continues.

Other Income (Expense), Net

Other expense, net was $72,000 for the three months ended March 31, 2012 compared to $50,000 for the three months ended March 31, 2011. The increase was due primarily to a $44,000 loss on an investment in a private company accounted for using the equity method during the three months ended March 31, 2012 compared to a $30,000 loss during the three months ended March 31, 2011.We expect other income (expense), net to continue to fluctuate based on fluctuations in exchange rates that impact our foreign exchange transaction gains and losses and both the level and performance of investments accounted for under the equity method.

Income Tax Expense

Income tax expense was $96,000 for the three months ended March 31, 2012 compared to $69,000 for the three months ended March 31, 2011. Income tax expense for both periods was principally comprised of state income taxes and foreign taxes and was computed using the discrete, or “cut-off”, method.

As a result of historical cumulative losses and based on all available evidence, we believe it is more likely than not that the Company’s recorded net deferred tax assets will not be realized. Accordingly, we recorded a full valuation allowance on our net deferred tax assets for the three months ended March 31, 2012 and 2011, respectively. We will continue to maintain a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.

Liquidity and Capital Resources

As of March 31, 2012, we had an accumulated deficit of $165.0 million. We may incur net losses in the future, and we cannot provide assurance as to when, if ever, we will achieve sustained profitability. We expect that our research and development, selling and marketing and general and administrative expenses will increase in future periods and, as a result, we will need to continue to generate significant product revenues to achieve sustained profitability.

	2012	2011
	(In thousands)
As of March 31:
Cash, cash equivalents and marketable securities	$103,144	$76,574
Working capital	108,628	66,250
For the three months ended March 31:
Cash provided by (used in):
Operating activities	2,277	1,122
Investing activities	(813)	(17,260)
Financing activities	2,658	3,112
Capital expenditures (included in investing activities above)	(2,342)	(2,177)

Sources of Liquidity

At March 31, 2012, we had cash, cash equivalents and marketable securities of $103.1 million compared to $76.6 million at March 31, 2011. The $26.5 million increase was attributable to increased cash collections from sales of our tests, payments from collaborators and cash received from the exercise of employee stock options, which were partially offset by investments in the growth of our business, including research and development, international expansion and strategic investments in privately held companies. In accordance with our investment policy, available cash is invested in short-term, low-risk, investment-grade debt instruments. Our cash and short-term investments are held in a variety of interest-bearing instruments including money market accounts, U.S. Treasury securities, debt obligations of U.S. government-sponsored entities, and high-grade commercial paper and corporate bonds.

Historically we have financed our operations primarily through sales of our marketable securities and cash received in payment for our tests.

Accounts Receivable

At March 31, 2012 and December 31, 2011, $20.8 million, or 14%, and $21.1 million, or 15%, respectively, of our total assets consisted of accounts receivable. The $300,000 decrease in accounts receivable from December 31, 2011 to March 31, 2012 was attributable to improvement in collections from payors. Days sales outstanding, or DSOs, is a measure of the average number of days it takes for us to collect our accounts receivable, calculated from the date that tests are billed. At March 31, 2012 and December 31, 2011, our weighted average DSOs were 61 days and 63 days, respectively. The timing of our billing and cash collections causes fluctuations in our monthly DSOs and accounts receivable.

The following tables summarize accounts receivable by payor mix at March 31, 2012 and December 31, 2011:

	March 31, 2012
	Total	% of Total	Current	31-60 Days	61-90 Days	91-120 Days	121 to 180 Days	Over 180 Days
	(In thousands)
Managed care and other	$16,767	77%	$7,814	$2,914	$1,942	$1,529	$973	$1,595
Medicare	5,038	23	3,960	133	259	239	210	237
Total	21,805	100%	$11,774	$3,047	$2,201	$1,768	$1,183	$1,832
Allowance for doubtful accounts	(968)
Net accounts receivable	$20,837

	December 31, 2011
	Total	% of Total	Current	31-60 Days	61-90 Days	91-120 Days	121 to 180 Days	Over 180 Days
	(In thousands)
Managed care and other	$16,644	75%	$7,785	$2,615	$1,616	$1,243	$1,364	$2,021
Medicare	5,639	25	3,974	358	286	404	396	221
Total	22,283	100%	$11,759	$2,973	$1,902	$1,647	$1,760	$2,242
Allowance for doubtful accounts	(1,206)
Net accounts receivable	$21,077

Cash Flows

Net cash provided by operating activities was $2.3 million for the three months ended March 31, 2012, compared to $1.1 million for the three months ended March 31, 2011. Net cash provided by operating activities includes net income (loss) adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the three months ended March 31, 2012 reflected net income of $777,000, adjusted for $5.2 million of stock-based compensation and depreciation and amortization expense, and a $1.8 million increase in accrued expenses and other liabilities, partially offset by a $3.8 million decrease in accounts payable and a $1.3 million decrease in accrued compensation. Net cash provided by operating activities for the three months ended March 31, 2011 reflected a net loss of $286,000, adjusted for $4.8 million of stock-based compensation and depreciation and amortization expense, partially offset by a $2.0 million increase in accounts receivable and a $1.4 million decrease in accrued expenses and other liabilities.

Net cash used in investing activities was $813,000 for the three months ended March 31, 2012, compared $17.3 million for the three months ended March 31, 2011. Our investing activities have consisted predominately of purchases and maturities of marketable securities and capital expenditures. Net cash used in investing activities for the three months ended March 31, 2012 included $1.5 million in net maturities of marketable securities, and $2.3 million in capital expenditures. Net cash used in investing activities for the three months ended March 31, 2011 included $12.8 million in net purchases of marketable securities, a $2.3 million investment in a privately held company and $2.2 million in capital expenditures.

Net cash provided by financing activities was $2.7 million for the three months ended March 31, 2012, compared to $3.1 million for the three months ended March 31, 2011. Our financing activities have historically included sales of our equity securities and payments on our capital equipment financing arrangements, which arrangements were paid in full. Net cash provided by financing activities for the three months ended March 31, 2012 included $3.8 million in proceeds from the issuance of our common stock upon the exercise of employee stock options, partially offset by cash paid for tax withholdings in the amount of $1.1 million related to net share settlements of restricted stock units and awards. Net cash provided by financing activities for the three months ended March 31, 2011 included $3.1 million in proceeds from the issuance of our common stock upon the exercise of employee stock options.

Contractual Obligations

The following table summarizes our significant contractual obligations as of March 31, 2012 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Non-cancelable operating lease obligations	$19,419	$2,869	$5,984	$6,113	$4,453

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

We are required to make a series of fixed annual payments under a collaboration agreement beginning with the January 2010 launch of our Oncotype DX colon cancer test. We made payments under this agreement of $300,000, $200,000 and $150,000 in 2012, 2011 and 2010, respectively. As of March 31, 2012, future annual payments under this agreement totaled $1.35 million, of which $450,000 is due in each of the years 2013, 2014 and 2015. However, because this agreement may be terminated by either party upon 30 days’ prior written notice, these payments are not included in the table above.

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

Operating Capital and Capital Expenditure Requirements

We achieved positive operating cash flow for the three months ended March 31, 2012 and the year ended December 31, 2011. We currently anticipate that our cash, cash equivalents and short-term investments, together with payments for our Oncotype DX tests, will be sufficient to fund our operations and facilities expansion plans for at least the next 12 months, including the expansion of our research and development programs, our NGS development efforts, expansion of adoption of and reimbursement for our Oncotype DX colon cancer and DCIS tests, our international expansion efforts, and the development of InVitae Corporation, our genetics-focused subsidiary. We expect to spend approximately $10 million over the next 12 months for planned laboratory equipment, information technology expansion and facilities expansion. We may also use cash to acquire or invest in complementary businesses, technologies, services or products. We expect that our cash, cash equivalents and short-term investments will be also be used to fund working capital and for other general corporate purposes, such as licensing technology rights, distribution arrangements for our tests both within and outside of the United States or expanding our direct sales capabilities outside of the United States.

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

Off-Balance Sheet Arrangements

As of March 31, 2012, we had no material off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance requiring companies to present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two consecutive statements. This guidance eliminates the option for companies to present other comprehensive income in the statement of stockholders’ equity. This guidance is effective for interim and annual periods beginning January 1, 2012. In December 2011, FASB released an update that deferred a portion of the new accounting requirements for comprehensive income. As this guidance provides only presentation requirements, the adoption of this guidance does not impact our financial condition or results of operations. We adopted this standard in January 2012, as reflected by the inclusion of the Condensed Consolidated Statements of Comprehensive Income (Loss) as part of our Condensed Consolidated Financial Statements.

In June 2011, the FASB issued amendments to authoritative guidance for measuring fair value when required or permitted by other accounting standards. The amendments are intended to result in common fair value measurement and disclosure requirements under GAAP and International Financial Reporting Standards. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This amended guidance, which we do not expect to have a material impact on our financial condition and results of operations, is effective for interim and annual periods beginning January 1, 2012. We adopted this standard in January 2012, as reflected in Note 3, “Fair Value Measurements,” of our Condensed Consolidated Financial Statements.

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

Our cash, cash equivalents and marketable securities, totaling $103.1 million at March 31, 2012, did not include any auction preferred stock, auction rate securities or mortgage-backed investments. We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. The securities in our investment portfolio are classified as available for sale and are, due to their short-term nature, subject to minimal interest rate risk. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels at March 31, 2012, the impact on the fair value of these securities or our cash flows or income would not be material.

Foreign Currency Exchange Risk

Substantially all of our revenues are recognized in U.S. dollars. Certain expenses related to our international activities are payable in foreign currencies. As a result, factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets will affect our financial results. We recognized net foreign exchange transaction losses of $28,000 and $20,000 for the three months ended March 31, 2012 and 2011, respectively. The functional currency of our wholly-owned subsidiaries is the U.S. dollar, so we are not currently subject to gains and losses from foreign currency translation of the subsidiary financial statements. We currently do not hedge foreign currency exchange rate exposure. Although the impact of currency fluctuations on our financial results has been immaterial in the past, there can be no guarantee that the impact of currency fluctuations related to our international activities will not be material in the future.

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

We have historically incurred substantial net losses. From our inception in August 2000 through March 31, 2012, we had an accumulated deficit of $165.0 million. We expect to continue to invest in our product pipeline, including our current Oncotype DX tests and future products, and in our global commercial infrastructure, our laboratory operations and next generation sequencing development. In addition, in 2012 we plan to incur net losses of up to $8 million related to the development of InVitae Corporation, our new genetics-focused subsidiary. For the three months ended March 31, 2012, our research and development expenses were $11.9 million and our selling and marketing expenses were $24.4 million. We expect our expense levels to continue to increase for the foreseeable future as we seek to expand the clinical utility of our Oncotype DX breast cancer test, drive adoption of and reimbursement for our Oncotype DX colon cancer test and develop new tests. As a result, we will need to generate significant revenues in order to achieve sustained profitability. Our failure to achieve sustained profitability in the future could cause the market price of our common stock to decline.

Continued weak general economic or business conditions could have a negative impact on our business.

Continuing concerns over prolonged high unemployment levels, the availability and cost of credit, the U.S. mortgage market, the U.S. real estate market, Federal budget proposals, proposed regulatory changes and taxation issues, inflation, deflation, energy costs and geopolitical issues have contributed to increased volatility and uncertain expectations for both the U.S. and global economies. These factors, combined with uncertainties in business and consumer confidence, volatile stock market and the international debt crisis, have precipitated an economic slowdown and expectations of slower global economic growth and possibly another recession going forward. These economic conditions continued to impact growth in tests delivered and revenues generated during the three months ended March 31, 2012. If the economic environment does not improve or deteriorates, our business, including our patient population, our suppliers and our third party payors, could be negatively affected, resulting in a negative impact on our product revenues.

Healthcare policy changes, including recently enacted legislation reforming the U.S. healthcare system, may have a material adverse effect on our financial condition and results of operations.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the PPACA, enacted in March 2010, makes changes that are expected to significantly impact the pharmaceutical and medical device industries and clinical laboratories. Beginning in 2013, each medical device manufacturer will have to pay a sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices. Although there are some exceptions to the tax, because the FDA maintains that clinical laboratory tests that are developed and validated by a laboratory for its own use, or LDTs, such as our Oncotype DX breast and colon cancer tests, are medical devices, it may apply to some or all of our current products and products in development. The PPACA also mandates a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule of 1.75% for the years 2011 through 2015 and a productivity adjustment to the Clinical Laboratory Fee Schedule. In February 2012, Congress passed the “Middle Class Tax Relief and Job Creation Act of 2012” which in part reduced the potential future cost-based increases to the Medicare Clinical Laboratory Fee Schedule by two percent. These or any future proposed fees or mandated reductions in payments may apply to some or all of our clinical laboratory tests delivered to Medicare beneficiaries.

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

In June 2011, the FDA issued draft guidance regarding “Commercially Distributed In Vitro Diagnostic Products Labeled for Research Use Only or Investigational Use Only.” Public comments were submitted in response to this draft guidance, which has not been finalized. In addition, during 2011 the FDA also issued other draft guidance documents which may impact our tests or our future tests, including draft guidance regarding Mobile Medical Applications which is directed at patient management tools. Public comments were submitted in response to this draft guidance, which has not been finalized. In October 2011, the FDA published a list of planned guidance documents that the agency stated it plans to focus on in its fiscal year 2012, including three guidance documents addressing FDA regulation of laboratory tests such as ours. We cannot predict the ultimate form of any such guidance or regulation and the potential impact on our tests or materials used to perform our tests. While we qualify all materials used in our tests according to CLIA regulations, we cannot be certain that the FDA might not enact rules or guidance documents which could impact our ability to purchase materials necessary for the performance of our tests. Should any of the reagents obtained by us from vendors and used in conducting our tests be affected by future regulatory actions, our business could be adversely affected by those actions, including increasing the cost of testing or delaying, limiting or prohibiting the purchase of reagents necessary to perform testing.

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

There is uncertainty concerning third-party payor reimbursement of any test incorporating new technology, including tests developed using our Oncotype DX platform. Several entities conduct technology assessments of new medical tests and devices and provide the results of their assessments for informational purposes to other parties. These assessments may be used by third-party payors and health care providers as grounds to deny coverage for a test or procedure. Although there are a number of favorable assessments of our Oncotype DX breast cancer test, the test has received negative assessments in the past and our tests may receive negative assessments in the future. For example, in November 2010, the Medical Advisory Panel of the Blue Cross and Blue Shield Association’s Technology Evaluation Center, a technology assessment group, published its conclusion that the existing clinical data in support of our Oncotype DX breast cancer test did not meet the panel’s technology criteria for clinical effectiveness and appropriateness for usage in patients with N+ disease. The National Institute for Health and Clinical Excellence, the special health authority for the National Health Service in England, also recently issued a draft guidance that did not support any breast cancer treatment decision making test.

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

We have obtained limited reimbursement from private third party payors in the United States for our Oncotype DX colon cancer test launched in January 2010. We expect to focus substantial resources on obtaining adoption of and reimbursement coverage for this test. Until further clinical data is presented, our colon cancer test may be considered investigational by payors and therefore may not be covered under their reimbursement policies. We believe it may take several years to achieve reimbursement with a majority of third party payors for our colon cancer test. However, we cannot predict whether, under what circumstances, or at what payment levels payors will reimburse for our test. If we fail to establish broad adoption of and reimbursement for our colon cancer test, our reputation could be harmed and our future prospects and our business could suffer.

If we are unable to obtain or maintain reimbursement from private payors and Medicare and Medicaid programs for our existing tests or new tests or test enhancements we may develop in the future, our ability to generate revenues could be limited. We have in the past, and will likely in the future, experience delays and temporary interruptions in the receipt of payments from third-party payors due to modifications in existing contracts or arrangements, contract implementation steps, documentation requirements and other issues, which could cause our revenues to fluctuate from period to period.

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

There is no specific Current Procedural Terminology, or CPT, procedure code or group of codes to report the Oncotype DX breast or colon cancer tests. The tests are reported under a non-specific, unlisted procedure code, which is subject to manual review of each claim. With regard to Medicare’s current reimbursement of our Oncotype DX breast cancer test, we were informed that, under the local coverage determination, claims are to be paid consistent with the average allowed reimbursement rate for claims that were billed and processed to completion as of September 30, 2005. This reimbursement rate remains in effect as of the date of this report, but is subject to review and adjustment. A Healthcare Common Procedure Coding System, or HCPCS, code has been issued effective January 1, 2006 for the Oncotype DX breast cancer test that some private third party payors may accept on claims for the test. However, Medicare will not accept this HCPCS code. The American Medical Association, which has the copyright on the CPT coding system, has established a work group to develop a new coding framework for non-infectious disease molecular pathology testing and recommend new codes to the panel, which determines new and revised codes and descriptors. It is possible that this process will result in a new code or codes to report and bill for our Oncotype DX tests, and could result in our tests being priced on the physician fee schedule rather than the clinical laboratory fee schedule and that such coding changes may result in higher or lower reimbursement of our tests. Whether or not we obtain a specific CPT code for our tests, there can be no assurance that an adequate payment rate will continue to be assigned to the tests, which could have a negative impact on our revenues.

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

Reimbursement on behalf of patients covered by Medicare accounted for 23% and 21% of our product revenues for the three months ended March 31, 2012, and 2011, respectively. Accounts receivable on behalf of patients covered by Medicare represented 24% and 27% of our net accounts receivable at March 31, 2012 and 2011, respectively. While there were no other third party payors with product revenues representing 10% or more for these periods, there have been in the past, and may be in the future, other payors accounting for 10% or more of our product revenues. Because the majority of stage II colon cancer patients in the United States are age 65 and over, and thus insured by Medicare, we may become more dependent on Medicare reimbursement in the future. It is possible that Medicare or other third party payors that provide reimbursement for our tests may suspend, revoke or discontinue coverage at any time, may require co-payments from patients, or may reduce the reimbursement rates payable to us. Any such action could have a negative impact on our revenues.

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

We have multiple tests in development and devote considerable resources to research and development. There can be no assurance that our technologies will be capable of reliably predicting the recurrence of cancers other than breast and colon cancer with the sensitivity and specificity necessary to be clinically and commercially useful or that our colon cancer test will result in a commercially successful product. In addition, before we can develop diagnostic tests for new cancers or other diseases and commercialize any new products, we will need to:

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

As of March 31, 2012, we had 21 issued patents in the United States and 27 issued patents internationally covering genes and methods that are components of the Oncotype DX breast and colon cancer tests or research methods and platform technologies. For patents granted by the European Patent Office, we have validated these patents in what we believe are key European Union countries. In addition, we have a number of pending patent applications in the United States and in other countries. Our pending patent applications may not result in issued patents, and we cannot assure you that our issued patents or any patents that might ultimately be issued by the U.S. Patent and Trademark Office, or USPTO, will protect our technology. Any patents that may be issued to us might be challenged by third parties as being invalid or unenforceable, or third parties may independently develop similar or competing technology that avoids our patents.

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

There have been several cases involving “gene patents” and diagnostic claims that have been considered by the U.S. Supreme Court. A suit brought by multiple plaintiffs, including the American Civil Liberties Union, or ACLU, against Myriad Genetics (“Myriad”) and the USPTO, could impact biotechnology patents. That case involves certain of Myriad’s U.S. patents related to the breast cancer susceptibility genes BRCA1 and BRCA2. The Federal Circuit issued a written decision on July 29, 2011 that reversed the U.S. District Court for the Southern District of New York requesting that the court, among other things, find that the breast cancer genes are not patentable subject matter, and the appellants filed a writ of certiorari. On March 20, 2012, the Supreme Court issued a decision in ,Mayo Collaborative v. Prometheus Laboratories (“Prometheus”), a case involving patent claims directed to optimizing the amount of drug administered to a specific patient. According to that decision, Prometheus’ claims failed to add enough inventive content to the underlying correlations to allow the processes they describe to qualify as patent-eligible processes that apply natural laws.  The Supreme Court subsequently granted certiorari in the Myriad case, vacated the judgment, and remanded the case back to the Federal Circuit for further consideration in light of their decision in the Prometheus case.  It is unknown how the Myriad case will be decided by the Federal Circuit, or whether such decision, or any appeals therefrom, will have an indirect impact on gene patents generally or the ability of biotechnology companies to obtain or enforce gene patents in the future.

As a result of the Prometheus decision, the USPTO provided additional guidance on determining patent eligibility.  The guidance indicates that claims directed to a law of nature, a natural phenomenon, or an abstract idea that do not meet the eligibility requirements should be rejected as non-statutory subject matter.  We cannot assure you that our patent portfolio will not be negatively impacted by the decision described above, rulings in other cases or changes in guidance or procedures issued by the USPTO.

Also, in February 2010, the Secretary’s Advisory Committee on Genetics, Health and Society for HHS voted to approve a report entitled “Gene Patents and Licensing Practices and Their Impact on Patient Access to Genetic Tests.” That report defines “patent claims on genes” broadly to include claims to isolated nucleic acid molecules as well as methods of detecting particular sequences or mutations. The report also contains six recommendations, including the creation of an exemption from liability for infringement of patent claims on genes for anyone making, using, ordering, offering for sale, or selling a test developed under the patent for patient care purposes, or for anyone using the patent-protected genes in the pursuit of research. In addition, the report recommended that the Secretary should explore, identify, and implement mechanisms that will encourage more voluntary adherence to current guidelines that promote non-exclusive in-licensing of diagnostic genetic and genomic technologies. It is unclear whether these recommendations will be acted upon by the HHS, or if the recommendations would result in a change in law or process that could negatively impact our patent portfolio or future research and development efforts.

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

As of March 31, 2012, we have established exclusive distribution agreements for one or more of our Oncotype DX tests with 19 distributors covering more than 30 countries. We may enter into other similar arrangements to distribute our tests in other countries in the future. We intend to grow our business internationally, and to do so we may need to attract additional distributors to expand the territories in which we sell our test. Distributors may not commit the necessary resources to market and sell our test to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to enter into arrangements with distributors in particular geographic areas, we may not realize long-term international revenue growth. In addition, our revenue from distributors could be negatively impacted as a result of changes in business cycles, business conditions or other factors that could affect their ability to pay us for tests on a timely basis or at all. Regulatory requirements, costs of doing business outside of the United States and the reimbursement process in foreign markets may also impact our revenues from international sales or impact our ability to increase international sales in the future.

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

•             the rate of progress and cost of research and development activities associated with products in research and early development focused on cancers other than breast cancer and colon cancer;

•             the rate of progress and cost of research and development activities associated with next generation sequencing;

•             the costs of acquiring, licensing or investing in technologies, including next generation sequencing;

•             the cost of acquiring or investing in complementary businesses or assets;

•             cost related to future product launches;

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

In the ordinary course of our business, we and our third party billing and collections provider collect and store sensitive data, including legally protected health information, credit card information, personally identifiable information about our employees, intellectual property, and our proprietary business information and that of our customers, payors and collaboration partners. The secure processing, storage, maintenance and transmission of this information is critical to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure, and that of our third party billing and collections provider, may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance or other disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act of 1996, and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to process tests, provide test results, bill payors or patients, process claims and appeals, provide customer assistance services, conduct research and development activities, collect, process and prepare company financial information, provide information about our tests and other patient and physician education and outreach efforts through our website, manage the administrative aspects of our business and damage our reputation, any of which could adversely affect our business.

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

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1#	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
32.2#	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

#            In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act.

*           In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purposes of Section 18 of the Exchange Act.  Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENOMIC HEALTH, INC.

Date: May 9, 2012	By:	/s/ Kimberly J. Popovits
Kimberly J. Popovits
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2012	By:	/s/ Dean L. Schorno
Dean L. Schorno
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

GENOMIC HEALTH, INC.

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1#	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
32.2#	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

#            In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act.

*           In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purposes of Section 18 of the Exchange Act.  Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.