Form 10-Q
period 2012-06-30
GENOMIC HEALTH INC
filed 2012-08-09
CIK 1131324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 30,436,528 as of July 31, 2012.

GENOMIC HEALTH, INC.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

GENOMIC HEALTH, INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$57,014	$32,869
Short-term marketable securities	55,570	67,605
Accounts receivable (net of allowance for doubtful accounts; 2012 - $1,145, 2011 - $1,206)	21,699	21,077
Prepaid expenses and other current assets	8,206	7,444
Total current assets	142,489	128,995
Long-term marketable securities	1,291	—
Property and equipment, net	10,276	9,443
Other assets	4,923	4,560
Total assets	$158,979	$142,998

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,489	$7,025
Accrued compensation	9,881	9,574
Accrued license fees	1,889	1,947
Accrued expenses and other current liabilities	5,765	5,501
Deferred revenues — current portion	1,403	1,407
Other current liabilities	93	685
Total current liabilities	22,520	26,139
Deferred revenues — long-term portion	—	211
Other liabilities	2,205	1,289
Commitments (Note 5)
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	297,437	281,147
Accumulated other comprehensive income loss	(2)	(30)
Accumulated deficit	(163,184)	(165,761)
Total stockholders’ equity	134,254	115,359
Total liabilities and stockholders’ equity	$158,979	$142,998

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Product revenues	$57,185	$50,493	$115,088	$99,951
Contract revenues	446	353	1,010	705
Total revenues	57,631	50,846	116,098	100,656
Operating expenses:
Cost of product revenues	9,013	8,226	18,340	17,285
Research and development	11,579	9,879	23,508	19,971
Selling and marketing	23,765	20,529	48,131	41,064
General and administrative	11,436	9,852	23,411	20,208
Total operating expenses	55,793	48,486	113,390	98,528
Income from operations	1,838	2,360	2,708	2,128
Interest income	74	75	149	140
Other income (expense), net	(73)	(28)	(145)	(78)
Income before income taxes	1,839	2,407	2,712	2,190
Income tax expense	38	59	135	128
Net income	$1,801	$2,348	$2,577	$2,062
Basic net income per share	$0.06	$0.08	$0.09	$0.07
Diluted net income per share	$0.06	$0.08	$0.08	$0.07
Shares used in computing basic net income per share	30,204	29,332	30,057	29,219
Shares used in computing diluted net income per share	32,064	30,870	31,835	30,591

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$1,801	$2,348	$2,577	$2,062
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale marketable securities	(49)	39	28	38
Comprehensive income	$1,752	$2,387	$2,605	$2,100

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net income	$2,577	$2,062
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,765	3,707
Stock-based compensation	7,405	5,898
Share of loss of equity method investee	98	72
Changes in assets and liabilities:
Accounts receivable	(622)	(5,063)
Prepaid expenses and other assets	(901)	46
Accounts payable	(3,536)	(2,073)
Accrued compensation	307	892
Accrued expenses and other liabilities	958	(1,254)
Deferred revenues	(670)	(643)
Net cash provided by operating activities	8,381	3,644
Investing activities
Purchases of property and equipment	(3,493)	(2,841)
Purchases of marketable securities	(38,388)	(67,565)
Maturities of marketable securities	49,160	56,072
Purchase of other investments	(400)	(2,300)
Net cash provided by (used in) investing activities	6,879	(16,634)
Financing activities
Net proceeds from issuance of common stock under stock plans	8,885	5,557
Net cash provided by financing activities	8,885	5,557
Net increase (decrease) in cash and cash equivalents	24,145	(7,433)
Cash and cash equivalents at the beginning of the period	32,869	31,183
Cash and cash equivalents at the end of the period	$57,014	$23,750
Supplemental disclosure of cash flow information
Cash paid for income taxes	$56	$73

See accompanying notes.

GENOMIC HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

The Company

Genomic Health, Inc. (the “Company”) is a global health company that provides actionable genomic information to personalize genomic health decisions. The Company develops and globally commercializes genomic-based clinical laboratory services that analyze the underlying biology of cancer, allowing physicians and patients to make individualized treatment decisions. The Company was incorporated in Delaware in August 2000. The Company’s first product, the Oncotype DX invasive breast cancer test, was launched in 2004 and is used for early stage invasive breast cancer patients to predict the likelihood of breast cancer recurrence and the likelihood of chemotherapy benefit. In January 2010, the Company launched its second product, the Oncotype DX colon cancer test, which is used to predict the likelihood of colon cancer recurrence in patients with stage II disease. In late December 2011, the Company made Oncotype DX available for patients with ductal carcinoma in situ (“DCIS”), a pre-invasive form of breast cancer. This test provides a DCIS score that is used to predict the likelihood of local recurrence. In June 2012, the Company extended its offering of the Oncotype DX colon cancer test to certain patients with stage III disease.

Principles of Consolidation

The condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. As of June 30, 2012, the Company had four wholly-owned subsidiaries. Genomic Health International Sarl, which was established in Switzerland in 2009, and Genomic Health International Holdings, LLC, which was established in Delaware in 2010, support the Company’s international sales and marketing efforts, InVitae Corporation, which was established in March 2012 and Oncotype Laboratories, Inc., which was established in Delaware in 2003, and is inactive. Genomic Health International Holdings, LLC has three wholly-owned subsidiaries: Genomic Health U.K., Ltd. and Genomic Health Germany GmbH, which were established in 2011 and Genomic Health Canada, which was established in 2012. The functional currency for the Company’s wholly-owned subsidiaries incorporated outside of the United States is the U.S. dollar. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation and Use of Estimates

The accompanying interim period condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The condensed consolidated balance sheet as of June 30, 2012, the condensed consolidated statements of income for the three and six months ended June 30, 2012 and 2011, the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2012 and 2011, and the condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2011 has been derived from audited financial statements, but it does not include certain information and notes required by GAAP for complete consolidated financial statements.

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

The Company’s product revenues for tests performed are recognized when the following revenue recognition criteria are met: (1) persuasive evidence an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Criterion (1) is satisfied when the Company has an arrangement to pay or a contract with the payor in place addressing reimbursement for the Oncotype DX test. In the absence of such arrangements, the Company considers that criterion (1) is satisfied when a third-party payor pays the Company for the test performed. Criterion (2) is satisfied when the Company performs the test and generates and delivers to the physician, or makes available on its web portal, a patient report. Determinations of criteria (3) and (4) are based on management’s judgments regarding whether the fee charged for products or services delivered is fixed or determinable, and the collectibility of those fees under any contract or arrangement. When evaluating collectibility, the Company considers whether it has sufficient history to reliably estimate a payor’s individual payment patterns. Based upon at least several months of payment history, the Company reviews the number of tests paid against the number of tests billed and the payor’s outstanding balance for unpaid tests to determine whether payments are being made at a consistently high percentage of tests billed and at appropriate amounts given the contracted payment amount. To the extent all criteria set forth above are not met when test results are delivered, product revenues are recognized when cash is received from the payor.

The Company has established exclusive distribution agreements for one or more of its Oncotype DX tests with 20 distributors covering more than 80 countries. The distributor generally provides certain marketing and administrative services to the Company within its territory. As a condition of these agreements, the distributor generally pays the Company an agreed upon fee per test and the Company processes the tests. The same revenue recognition criteria described above generally apply to tests received through distributors. To the extent all criteria set forth above are not met when test results are delivered, product revenues are generally recognized when cash is received from the distributor.

From time to time, the Company receives requests for refunds of payments, generally due to overpayments made by third-party payors. Upon becoming aware of a refund request, the Company establishes an accrued liability for tests covered by the refund request until such time as the Company determines whether or not a refund is due. Accrued refunds were $564,000 and $562,000 at June 30, 2012 and December 31, 2011, respectively.

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

Allowance for Doubtful Accounts

The Company accrues an allowance for doubtful accounts against its accounts receivable based on estimates consistent with historical payment experience. Bad debt expense is included in general and administrative expense on the Company’s condensed consolidated statements of income. Accounts receivable are written off against the allowance when the appeals process is exhausted, when an unfavorable coverage decision is received or when there is other substantive evidence that the account will not be paid. The Company’s allowance for doubtful accounts as of June 30, 2012 and December 31, 2011 was $1.1 million and $1.2 million, respectively. Write-offs for doubtful accounts of $706,000 and $1.6 million were recorded against the allowance during the three and six months ended June 30, 2012, respectively, and write-offs of $714,000 and $1.5 million were recorded during the three and six months ended June 30, 2011, respectively. Bad debt expense was $884,000 and $1.6 million for the three and six months ended June 30, 2012, respectively, and $736,000 and $1.6 million for the three and six months ended June 30, 2011, respectively.

Research and Development Expenses

Research and development expenses consist of costs incurred to develop technology and carry out clinical studies and include salaries and benefits, reagents and supplies used in research and development laboratory work, infrastructure expenses, including allocated facility occupancy and information technology costs, contract services, and other outside costs. Research and development expenses also include costs related to activities performed under contracts with biopharmaceutical and pharmaceutical companies. Research and development costs are expensed as incurred.

The Company enters into collaboration and clinical trial agreements with clinical collaborators and records the costs associated with these arrangements as research and development expenses. The Company records accruals for estimated study costs consisting of work performed by its collaborators under contract terms. Advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized and recognized as expense as the goods are delivered or the related services are performed.

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

In December 2010, the Company invested $500,000 in the preferred stock of a private company representing 21% of the entity’s outstanding voting shares. The Company determined that is was not the primary beneficiary of this VIE and, accordingly, applied the equity method of accounting. During the quarter ended June 30, 2012, the Company invested an additional $400,000 in the preferred stock of this company as part of a new equity financing, reducing the Company’s holdings to approximately 16%. As of June 30, 2012, as a result of the Company’s ownership falling below 20% and not having the ability to exercise influence over the investee entity, the Company changed its method of accounting for this investment to the cost method. Therefore, the net carrying value of this investment of $637,000 is reflected at cost at June 30, 2012 and is subject to impairment evaluation on a quarterly basis.

In March 2011, the Company invested $2.3 million in the redeemable preferred stock of a private company representing 21% of the entity’s outstanding voting shares. The Company determined that the investment was a held-to-maturity debt security and that the investee was not subject to consolidation. The investment was recorded at cost and is subject to impairment evaluation on a quarterly basis. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The carrying value of this investment was $2.3 million at June 30, 2012 and December 31, 2011, respectively, and no impairment was recognized through June 30, 2012.

The Company’s investments in privately held companies were $2.9 million and $2.6 million at June 30, 2012 and December 31, 2011, respectively, and were included in other assets on the Company’s condensed consolidated balance sheets.

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance requiring companies to present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two consecutive statements. This guidance eliminates the option for companies to present other comprehensive income in the statement of stockholders’ equity. This guidance is effective for the Company for interim and annual periods beginning January 1, 2012. In December 2011, FASB released an update that deferred a portion of the new accounting requirements for comprehensive income. As this guidance provides only presentation requirements, the adoption of this guidance does not impact the Company’s financial condition or results of operations. The Company adopted this standard in January 2012, as reflected by the inclusion of the Condensed Consolidated Statements of Comprehensive Income as part of its Condensed Consolidated Financial Statements.

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

Note 2.  Net Income Per Share

Basic net income per share is calculated by dividing net income for the period by the weighted-average number of common shares outstanding for the period without consideration of potential common shares. Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period and dilutive potential common shares for the period determined using the treasury-stock method. For purposes of this calculation, options to purchase common stock and restricted stock unit awards which are considered to be potential common shares and are anti-dilutive are not included in the calculation of diluted net income per share because their effect is anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Numerator:
Net income	$1,801	$2,348	$2,577	$2,062

Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic net income per share	30,204	29,332	30,057	29,219
Effect of dilutive securities:
Options to purchase common stock	1,761	1,494	1,695	1,349
Restricted stock units	99	44	83	23

Weighted-average shares of common stock outstanding used in the calculation of diluted net income per share	32,064	30,870	31,835	30,591
Basic net income per share	$0.06	$0.08	$0.09	$0.07
Diluted net income per share	$0.06	$0.08	$0.08	$0.07

Options to purchase approximately 134,000 and 132,000 weighted average shares of the Company’s common stock were outstanding during the three and six months ended June 30, 2012, respectively, but were not included in the computation of diluted net income per share because their effect was anti-dilutive. Options to purchase approximately 102,000 and 142,000 weighted average shares of the Company’s common stock were outstanding during the three and six months ended June 30, 2011, respectively, but were not included in the computation of diluted net income per share because their effect was anti-dilutive.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis at June 30, 2012 and December 31, 2011, respectively. The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011 by level within the fair value hierarchy:

	Actively Quoted Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance at June 30, 2012
	(In thousands)
As of June 30, 2012:
Assets
Money market deposits	$10,160	$—	$—	$10,160
U.S. Treasury securities	1,291	—	—	1,291
Debt securities of U.S. government-sponsored entities	—	773	—	773
Commercial paper	—	23,743	—	23,743
Corporate debt securities	—	39,803	—	39,803
Total	$11,451	$64,319	$—	$75,770

	Actively Quoted Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance at December 31, 2011
	(In thousands)
As of December 31, 2011:
Assets
Money market deposits	$7,377	$—	$—	$7,377
Debt securities of U.S. government-sponsored entities	—	19,350	—	19,350
Commercial paper	—	19,999	—	19,999
Corporate debt securities	—	29,005	—	29,005
Total	$7,377	$68,354	$—	$75,731

The Company’s debt securities of U.S. government-sponsored entities, commercial paper and corporate bonds are classified as Level 2 as they are valued using multi-dimensional relational pricing models that use observable market inputs, including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data. Not all inputs listed are available for use in the evaluation process on any given day for each security evaluation. In addition, market indicators and industry and economic events are monitored and may serve as a trigger to acquire further corroborating market data. There were no transfers between Level 1 and Level 2 categories during the three and six months ended June 30, 2012 and 2011, respectively.

All of the Company’s marketable securities are classified as available-for-sale. The following tables illustrate the Company’s available-for-sale marketable securities as of the dates indicated:

	June 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Treasury securities	$1,290	$1	$—	$1,291
Debt securities of U.S. government-sponsored entities	773	—	—	773
Commercial paper	17,974	20	—	17,994
Corporate debt securities	36,826	6	(29)	36,803
Total	$56,863	$27	$(29)	$56,861

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Debt securities of U.S. government-sponsored entities	$19,351	$2	$(2)	$19,351
Commercial paper	19,232	17	—	19,249
Corporate debt securities	29,052	5	(52)	29,005
Total	$67,635	$24	$(54)	$67,605

The Company had no realized gains or losses on available-for-sale marketable securities for the three and six months ended  June 30, 2012 and 2011, respectively.

The following table summarizes the Company’s portfolio of available-for-sale marketable securities by contractual maturity as of the dates indicated:

	June 30, 2012		December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$55,573	$55,570	$67,635	$67,605
Due in more than one year but less than five years	1,290	1,291	—	—
Total	$56,863	$56,861	$67,635	$67,605

Note 4.  Collaboration and Commercial Technology Licensing Agreements

The Company has entered into a variety of collaboration and specimen transfer agreements relating to its development efforts. The Company recorded collaboration expenses of $374,000 and $1.0 million for the three and six months ended June 30, 2012, respectively, and $900,000 and $1.8 million for the three and six months ended June 30, 2011, respectively, relating to services provided in connection with these agreements. In addition to these expenses, some of the agreements contain provisions for royalties from inventions resulting from these collaborations. The Company has specified options and rights relating to joint inventions arising out of the collaborations.

The Company is a party to various agreements under which it licenses technology on a non-exclusive basis in the field of human diagnostics. Access to these licenses enables the Company to process its Oncotype DX tests. While certain agreements contain provisions for fixed annual payments, license fees are generally calculated as a percentage of product revenues, with rates that vary by agreement and may be tiered, and payments that may be capped at annual minimum or maximum amounts. The Company recognized costs recorded under these agreements totaling $2.0 million and $4.0 million for the three and six months ended June 30, 2012, respectively, and $2.1 million and $4.9 million for the three and six months ended June 30, 2011, respectively, which were included in cost of product revenues. A reduction in license fees for the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011 resulted from the execution of an amendment to a license agreement that reduced the rate paid on polymerase chain reaction based product revenues recorded after July 1, 2011.

At June 30, 2012, fixed future annual payments, exclusive of royalty payments, relating to the launch and commercialization of the Oncotype DX colon cancer test totaled $1.4 million and are payable as follows:

Fixed Future Annual Payments
(In thousands)
Payment Due:
January 2013	$450
January 2014	450
January 2015	450
Total	$1,350

These payments are recorded in cost of product revenues as license fees. Expense for payments included in the table above is recorded ratably over the year before the relevant payment is due. If at any time the Company discontinues the sale of the products covered by an agreement, no future annual payments will be payable and the Company will have no further obligation under the applicable agreement.

Contract Research Arrangements

In November 2007, the Company entered into a Collaborative Diagnostic Development Agreement with Pfizer Inc. to provide research and development services for the development of a diagnostic product for renal cell cancer. The Company received an initial payment of $1.5 million and was initially eligible to receive a payment of $2.2 million upon joint agreement on a gene identification plan, $5.0 million in additional payments upon the earlier of Pfizer’s election to initiate the next phase of development or a specified number of months from the date the Company received the sample set and related clinical data necessary to conduct the first phase of development, and a final payment of $1.5 million upon completion of clinical validation. Completion of clinical validation represents a substantive milestone and the Company will recognize the $1.5 million payment upon completion. All other payments were not considered substantive milestones as they are not based solely on the Company’s past performance. Such payments are recognized using a performance- based model and revenue is recognized following delivery of effort as compared to an estimate of total expected effort. The Company did not recognize any revenue related to substantive milestones under this agreement during the three and six months ended June 30, 2012 and 2011, respectively.

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

In January 2007, the Company entered into a non-cancelable lease for an additional 48,000 square feet of laboratory and office space in Redwood City. In November 2010, the Company executed an amendment to extend the term of the lease through March 2018, with an option to extend the term of the lease for an additional five years. The agreement included lease incentive obligations totaling $283,000 that are being amortized on a straight-line basis over the life of the lease. In connection with this lease, the Company paid a $151,000 cash security deposit, which is included in other assets on the condensed consolidated balance sheets.

In October 2009, the Company entered into a non-cancelable agreement to lease an additional 30,500 square feet of office space near the locations the Company currently occupies in Redwood City. The lease expires in March 2018, with an option for the Company to extend the term of the lease for an additional five years. The agreement includes lease incentive obligations of $307,000 which are being amortized on a straight-line basis over the life of the lease. In connection with this lease, the Company paid a $183,000 cash security deposit, which is included in other assets on the condensed consolidated balance sheets.

In May 2010, the Company’s Swiss subsidiary entered into a non-cancelable lease for approximately 2,500 square feet of office space in Geneva, Switzerland. The lease expires in May 2015. In connection with this lease, the Company paid a CHF 100,800 cash security deposit, which is included in other assets on the condensed consolidated balance sheets.

Future non-cancelable commitments under these operating leases at June 30, 2012 were as follows:

Annual Payments
(In thousands)
Years Ending December 31,
2012 (remainder of year)	$1,432
2013	2,930
2014	3,013
2015	3,030
2016	3,070
2017 and thereafter	5,229
Total minimum payments	$18,704

Note 6. Stock-Based Compensation

The Company recorded employee stock-based compensation expense of $3.7 million and $7.4 million for the three and six months ended June 30, 2012, respectively, and $3.0 million and $5.9 million of employee stock-based compensation expense for the three and six months ended June 30, 2011, respectively, including expense for stock option grants, restricted stock unit (“RSU”) awards, restricted stock (“RS”) awards and stock purchased under the Company’s Employee Stock Purchase Plan (“ESPP”). Employee stock-based compensation expense was calculated based on options and awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Employee stock-based compensation expense includes expense related to stock options and RSUs granted to outside directors of the Company as well as stock purchased under the ESPP.

Stock Option Grants

The Company granted options to purchase 62,000 shares and 566,500 shares of common stock to employees and outside directors during the three and six months ended June 30, 2012, respectively, and 69,500 and 548,900 shares of common stock to employees and outside directors during the three and six months ended June 30, 2011, respectively. For the three and six months ended June 30, 2012, the Company issued 308,049 and 532,288 shares of common stock in connection with the exercise of stock options with a weighted-average exercise price of $15.07 and $15.72 per share, respectively. For the three and six months ended June 30, 2011, the Company issued 189,187 and 425,546 shares of common stock in connection with the exercise of stock options with a weighted-average exercise price of $12.66 and $12.94 per share, respectively.

Restricted Stock Units/Restricted Stock

During the three and six months ended June 30, 2012, the Company awarded 35,344 and 386,892 RSU and RS with a grant-date fair value equal to $1.1 million and $11.2 million, respectively. Each RSU/RS entitles the recipient to receive one share of the Company’s common stock upon vesting. Awards during the three and six months ended June 30, 2012 included 34,040 and 384,016 RSUs awarded to employees, and 1,304 and 2,876 RS shares awarded to outside directors serving on the Company’s board, respectively. During the three and six months ended June 30, 2011, the Company awarded 2,030 RS shares to outside directors serving on the Company’s board, with a grant-date fair value equal to $53,000. RSUs awarded to employees generally vest as to one-third of the total number of shares awarded annually over a three-year period. RS awarded to outside directors are in lieu of fees paid for service as a director and vest immediately on the award date. During the three and six months ended June 30, 2012, the Company issued 3,880 and 64,966 shares of common stock, respectively, in connection with the vesting of RSUs and RS with a weighted-average grant date fair value of $28.48 and $23.42 per share, respectively. During the three and six months ended June 30, 2011, the Company issued 2,030 shares of common stock in connection with RS awards to outside directors with a weighted-average grant date fair value of $26.15 per share. There were no shares issued in connection with the vesting of employee RSUs for the three and six months ended June 30, 2011, respectively.

Employee Stock Purchase Plan

During the three and six months ended June 30, 2012, 69,856 shares were issued under the ESPP. A total of 1,250,000 shares of common stock have been reserved for issuance under the ESPP, of which 1,180,144 shares were available for issuance as of June 30, 2012. As of June 30, 2012, there was $431,000 of unrecognized compensation expense related to the ESPP, which is expected to be recognized over an estimated weighted-average period of five months. There were no shares issued under the ESPP during the three and six months ended June 30, 2011.

Valuation Assumptions

The Company values its stock option grants using the Black-Scholes option valuation model. Option valuation models require the input of highly subjective assumptions that can vary over time. The Company’s assumptions regarding expected volatility are based on the historical volatility of the Company’s common stock. The expected life of options granted is estimated based on historical option exercise data and assumptions related to unexercised options. The risk-free interest rate is estimated using published rates for U.S. Treasury securities with a remaining term approximating the expected life of the options granted. The Company uses a dividend yield of zero as it has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future. The weighted-average fair values and assumptions used in calculating such values during each period are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Expected volatility:
Stock options	46%	46%	46%	47%
ESPP	44%	—%	46%	—%
Risk-free interest rate:
Stock options	1.05%	1.97%	1.23%	2.30%
ESPP	0.07%	—%	0.06%	—%
Expected life in years:
Stock options	6.83	5.71	6.83	6.20
ESPP	0.50	—	0.50	—
Weighted-average fair value:
Stock options	$16.25	$11.65	$14.17	$11.18
ESPP	$7.48	$—	$7.32	$—

Note 7. Segment Information

The Company operates in one business segment, which primarily focuses on the development and global commercialization of genomic-based clinical laboratory services that analyze the underlying biology of cancer, allowing physicians and patients to make individualized treatment decisions. As of June 30, 2012, the majority of the Company’s product revenues have been derived from sales of one product, the Oncotype DX breast cancer test.

The following table summarizes total revenues from customers and collaboration partners by geographic region. Product revenues are attributed to countries based on ship-to location. Contract revenues are attributed to countries based on the location of the collaboration partner.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)
United States	$51,820	$46,065	$105,234	$91,888
Outside of the United States	5,811	4,781	10,864	8,768
Total revenues	$57,631	$50,846	$116,098	$100,656

Medicare payments for the three and six months ended June 30, 2012 accounted for approximately 22% and 23%, respectively, of the Company’s product revenues compared to 20% and 21% for the three and six months ended June 30, 2011, respectively. There were no other customers who individually accounted for 10% or more of product revenues.

Note 8. Income Taxes

The Company recorded income tax expense of $38,000 and $135,000 for the three and six months ended June 30, 2012, respectively, which was computed using the “discrete” (or “cut-off”) method and was principally comprised of state income taxes and foreign taxes. The Company recorded income tax expense of $59,000 and $128,000 for the three and six months ended June 30, 2011, respectively, which was computed using the same method and was principally comprised of California alternative minimum tax, other state income taxes and foreign taxes. The difference in income tax expense between the provision and the statutory rate of the Company’s income before income taxes and provision actually recorded was primarily due to the impact of nondeductible stock-based compensation expenses offset by the utilization of net operating loss carryforwards.

Based on all available objective evidence, the Company believes that it is more likely than not that the net deferred tax assets will not be fully realized. Accordingly, the Company recorded a valuation allowance against all of its net deferred tax assets for the six months ended June 30, 2012 and 2011, respectively. The Company will continue to maintain a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this valuation allowance.

The Company had $839,000 of unrecognized tax benefits as of June 30, 2012 and December 31, 2011, respectively. The Company does not anticipate a material change to its unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

Accrued interest and penalties related to unrecognized tax benefits are recognized as part of the Company’s income tax provision in its consolidated statements of income. All tax years from 2000 forward remain subject to future examination by federal, state and foreign tax authorities.

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

Business Overview

We are a global health company that provides actionable genomic information to personalize genomic health decisions. We develop and globally commercialize genomic-based clinical laboratory services that analyze the underlying biology of cancer, allowing physicians and patients to make individualized treatment decisions. In January 2004, we launched our first Oncotype DX test, which is used to predict the likelihood of cancer recurrence and the likelihood of chemotherapy benefit in early stage invasive breast cancer patients. In January 2010, we launched our second Oncotype DX test, the first multigene expression test developed to assess risk of recurrence in stage II colon cancer patients. In late December 2011, we made Oncotype DX available for patients with ductal carcinoma in situ, or DCIS, a pre-invasive form of breast cancer. In June 2012, we extended our offering of the Oncotype DX colon cancer test to patients with stage III disease treated with oxaliplatin-containing adjuvant therapy. Effective July 1, 2012, the list price of our Oncotype DX breast cancer test increased from $4,175 to $4,290 and the list price of our Oncotype DX colon cancer test increased from $3,280 to $3,640. The majority of our historical revenues have been derived from the sale of Oncotype DX breast cancer tests ordered by physicians in the United States.

For the three and six months ended June 30, 2012, more than 19,020 and 37,650 Oncotype DX test reports were delivered for use in treatment planning, respectively, compared to more than 16,390 and 32,630 reports delivered for the three and six months ended June 30, 2011, respectively. All of our tests are conducted at our clinical reference laboratory in Redwood City, California. Our clinical reference laboratory processing capacity is currently approximately 22,000 tests per calendar quarter. As test processing for our Oncotype DX breast and colon cancer tests is essentially the same, except that the tests use different RNA extraction methods and analyze different genes, we believe that we currently have sufficient capacity to process both of our tests.

We depend upon third-party payors to provide reimbursement for our tests. Accordingly, we have and expect to continue to focus substantial resources on obtaining reimbursement coverage from third-party payors.

We have continued to expand our business, both in the United States and internationally. We plan to continue to use essentially the same business model internationally as we use in the United States, however, there are significant differences between countries that need to be considered. For example, different countries may have a public healthcare system, a combination of public and private healthcare system or a cash-based payment system. We have a direct commercial presence with employees and consultants in some countries, including the United Kingdom, Germany and Canada. Additionally, we established exclusive distribution agreements for one or more of our Oncotype DX tests with 20 distributors covering more than 80 countries. To date, we have lead executives with responsibilities for the Americas, Europe and Asia to support our international efforts.

We expect that international sales of our Oncotype DX tests will be heavily dependent on the availability of reimbursement and sample access. In many countries, governments are primarily responsible for reimbursing diagnostic tests. Governments often have significant discretion in determining whether a test will be reimbursed at all and, if so, how much will be paid. In addition, certain countries, such as China, have prohibitions against exporting tissue samples which will limit our ability to offer our tests in those countries without local facilities or a method of test delivery which does not require samples to be transported to our U.S. facility.

The majority of our international Oncotype DX breast and colon cancer test revenues come from direct payor reimbursement, payments from our distributors, patient self-pay, and clinical collaborations in various countries. We have obtained some coverage for our breast cancer test outside of the United States, including in Canada, Germany, Greece, Ireland, Israel, Spain, the United Kingdom and Venezuela, as well as certain countries in Africa and the Middle East. We expect that it will take several years to establish broad coverage and reimbursement for our Oncotype DX breast and colon cancer tests with payors in countries outside of the United States and there can be no assurance that our efforts will be successful.

In March 2012 we established a wholly owned subsidiary, InVitae Corporation, with the goal of making clinical genetic services available to physicians and patients in 2013. In August 2012, we made an additional investment in a privately held company and, in connection with that investment, we transferred substantially all of the assets of InVitae Corporation to that privately held company.

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

In January 2012, we presented positive results of our first clinical decision study of the Oncotype DX colon cancer test that shows that the Recurrence Score result has a significant impact on treatment recommendations for stage II colon cancer patients. Additionally, we plan to continue conducting development studies to evaluate our Oncotype DX colon cancer test and to predict chemotherapy benefit in stage II and stage III colon cancer patients treated with oxaliplatin. Based on the positive results of an independent validation study, in June 2012 we began offering the Oncotype DX colon cancer test for use in patients with stage III disease treated with oxaliplatin-containing adjuvant therapy.

Product Pipeline for Other Cancers

In February 2011, at the American Society of Clinical Oncology, or ASCO, Genitourinary Cancer Symposium and the United States and Canadian Academy of Pathology meeting, we presented positive full results from our prostate gene identification study. The study, which applied the same reverse transcription polymerase chain reaction, or RT-PCR, technology used in our Oncotype DX breast and colon cancer tests, identified 295 genes strongly associated with clinical recurrence of prostate cancer following radical prostatectomy. In June 2012, we presented results of our first development study in prostate tissue from needle biopsies. The study, an analysis of biopsy samples from men with conventionally defined low/intermediate risk prostate cancer, showed that genes and biological pathways associated with clinically-aggressive prostate cancer in radical prostatectomy specimens can be reliably measured by quantitative RT-PCR from fixed prostate needle biopsies. Based on the results of this and multiple prior studies, we initiated a large clinical validation study in early 2012 and plan to announce topline results later in 2012.

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

Economic Environment

Continuing concerns over prolonged high unemployment levels, the availability and cost of credit, the U.S. mortgage market, the U.S. real estate market, Federal budget proposals, proposed regulatory changes and taxation issues, inflation, deflation, energy costs and geopolitical issues have contributed to increased volatility and uncertain expectations both for the U.S. and global economies. These factors, combined with uncertainties in business and consumer confidence, a volatile stock market, the European soverign debt crisis and continued concerns regarding the stability of the Euro currency and some European Union member countries, have precipitated an economic slowdown and expectations of slower global economic growth and possibly another recession going forward. We periodically evaluate the impact of this environment on our cash management, cash collection activities and volume of tests delivered.

As of the date of this report, we have not experienced a loss of principal on any of our investments, and we expect that we will continue to be able to access or liquidate these investments as needed to support our business activities. From time to time, we monitor the financial position of our significant third-party payors, which include Medicare and managed care companies. As of the date of this report, we do not expect the current economic environment to have a material negative impact on our ability to collect payments from third-party payors in the foreseeable future. The economic environment continued to impact growth in tests delivered and revenues generated during the three and six months ended June 30, 2012. We intend to continue to assess the impact of the economic environment on our business activities. If the economic environment does not improve or deteriorates, our business, including our patient population, government and third-party payors and our distributors and suppliers could be negatively affected, resulting in a negative impact on our product revenues.

U.S. Healthcare Legislation

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or, collectively, the PPACA, enacted in March 2010, makes changes that are expected to significantly impact the pharmaceutical and medical device industries and clinical laboratories. The PPACA contains a number of provisions designed to generate the revenues necessary to fund expanded health insurance coverage, including new fees or taxes on certain health related industries, including medical device manufacturers. Beginning in 2013, each medical device manufacturer will have to pay sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices. Although there are some exceptions to the tax, because the Food and Drug Administration, or FDA, maintains that clinical laboratory tests that are developed and validated by a laboratory for its own use, referred to as LDTs, such as our Oncotype DX breast and colon cancer tests are medical devices, this tax may apply to some or all of our current products and products in development. The American Clinical Laboratory Association has requested confirmation that laboratory services, such as those offered by us, are not subject to the device tax. We cannot assure you that those efforts will be successful. The PPACA also mandates a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule of 1.75% for the years 2011 through 2015 and a productivity adjustment to the Clinical Laboratory Fee Schedule. In addition, the PPACA establishes a board that is charged with reducing the per capita rate of growth in Medicare spending. In February 2012, Congress passed the “Middle Class Tax Relief and Job Creation Act of 2012” which in part reduced the potential future cost-based increases to the Medicare Clinical Laboratory Fee Schedule by 2%. Overall projections estimate an approximate 5-6% total cut to the Medicare Clinical Laboratory Fee Schedule in 2013. The Centers for Medicare and Medicaid Services, CMS, is seeking public input through the notice and comment period for the Proposed Medicare Physician Fee Schedule, suggested that all new AMA Molecular Diagnostic codes be placed on either the Medicare Physician Fee Schedule or remain on the Clinical Laboratory Fee Schedule. Should CMS decide on permanent placement of these new codes to the Medicare Physician Fee Schedule, a 20% patient co-payment could result in this change of fee schedule assignment. Although our current Medicare reimbursement is set by a local coverage decision and not the Clinical Laboratory Fee Schedule, these or any future proposed fees or mandated reductions in payments may apply to some or all of our clinical laboratory tests delivered to Medicare beneficiaries.

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

Revenue Recognition

We determine whether revenue is recognized on an accrual basis when test results are delivered or on a cash basis when cash is received from the payor. Our revenues for tests performed are recognized on an accrual basis when the following criteria are met: (1) persuasive evidence an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. We assess whether the fee is fixed or determinable based on the nature of the fee charged for the products or services delivered and existing contractual agreements. When evaluating collectibility, we consider whether we have sufficient history to reliably estimate a payor’s individual payment patterns. Based upon at least several months of payment history, we review the number of tests paid against the number of tests billed and the payor’s outstanding balance for unpaid tests to determine whether payments are being made at a consistently high percentage of tests billed and at appropriate amounts given the contracted payment amount. To the extent all criteria set forth above are not met, including where there is no evidence of payment history at the time test results are delivered, product revenues are recognized on a cash basis when cash is received from the payor.

As of June 30, 2012, we had exclusive distribution agreements for one or more of our Oncotype DX tests with 20 distributors covering more than 80 countries. The distributor generally provides us with certain marketing and administrative services within its territory. As a condition of these agreements, the distributor generally pays us an agreed upon fee per test and we process the tests. The same revenue recognition criteria described above generally apply to tests received through distributors. To the extent all criteria set forth above are not met when test results are delivered, product revenues are generally recognized when cash is received from the distributor.

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

As of June 30, 2012, amounts outstanding for tests delivered, net of write-downs and adjustments, which were not recognized as revenue upon delivery because our accrual revenue recognition criteria were not met and which had not been collected, totaled approximately $42 million. We cannot provide any assurance as to when, if ever, and to what extent these amounts will be collected.

From time to time, we receive requests for refunds of payments, generally due to overpayments made by third-party payors. Upon becoming aware of a refund request, we establish an accrued liability for tests covered by the refund request until such time as we determine whether or not a refund is due. If we determine that a refund is due, we credit cash and reduce the accrued liability. Accrued refunds were $564,000 and $562,000 at June 30, 2012 and December 31, 2011, respectively.

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

Accounts Receivable

We accrue an allowance for doubtful accounts against our accounts receivable based on estimates consistent with historical payment experience. Our allowance for doubtful accounts is evaluated quarterly and adjusted when trends or significant events indicate that a change in estimate is appropriate. Historically, the amounts of uncollectible accounts receivable that have been written off have been consistent with management’s expectations. We cannot assure you that we will not experience higher than expected write-offs in the future. As of June 30, 2012 and December 31, 2011, our allowance for doubtful accounts was $1.1 million and $1.2 million, respectively. See “Liquidity and Capital Resources” for additional information, including a summary of accounts receivable aging by payor mix.

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

Deferred Tax Assets

We are required to reduce our deferred tax assets by a valuation allowance if it is more likely than not that some or all of our deferred tax assets will not be realized. We must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of our valuation allowance, if any, we assess the likelihood that we will be able to recover our deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses and based on all available evidence, we believe it is more likely than not that the Company’s recorded net deferred tax assets will not be realized. Accordingly, we recorded a valuation allowance against all of our net deferred tax assets at both June 30, 2012 and December 31, 2011. We will continue to maintain a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this valuation allowance.

Results of Operations

Three and Six Months Ended June 30, 2012 and 2011

We recorded net income of $1.8 million and $2.6 million for the three and six months ended June 30, 2012, respectively, compared to net income of $2.3 million and $2.1 million for the three and six months ended June 30, 2011, respectively. On a basic per share basis, net income was $0.06 and $0.09 for the three and six months ended June 30, 2012, respectively, compared to net income of $0.08 and $0.07 for the three and months ended June 30, 2011, respectively. On a diluted per share basis, net income was $0.06 and $0.08 for the three and six months ended June 30, 2012, respectively, compared to net income of $0.08 and $0.07 for the three and six months ended June 30, 2011, respectively. We may incur net losses in future periods due to future spending and fluctuations in our business, and we may not achieve or maintain sustained profitability in the future.

Revenues

We derive our revenues primarily from product sales and, to a lesser extent, from contract research arrangements. We operate in one industry segment. As of June 30, 2012, substantially all of our product revenues have been derived from the sale of our Oncotype DX breast cancer test. Payors are billed upon generation and delivery of a test report to the physician. Product revenues are recorded on a cash basis unless a contract or arrangement to pay is in place with the payor at the time of billing and collectibility is reasonably assured. Contract revenues are derived from studies conducted with biopharmaceutical and pharmaceutical companies and are recorded as contractual obligations are completed.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Product revenues	$57,185	$50,493	$115,088	$99,951
Contract revenues	446	353	1,010	705
Total revenues	$57,631	$50,846	$116,098	$100,656
Period over period dollar increase in product revenues	$6,692		$15,137
Period over period percentage increase in product revenues	13%		15%

The increase in product revenues for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011 resulted, in part, from increased adoption, as evidenced by a 16% and 15% period over period increase in test volume, respectively, as well as payments from Medicare, during the first three months of 2012, for colon tests performed prior to the establishment of reimbursement coverage. We also experienced an increase in revenues recorded on an accrual basis. Approximately $38.4 million, or 67%, and $77.1 million, or 67%, of product revenues for the three and six months ended June 30, 2012, respectively, were recorded on an accrual basis and recognized at the time the test results were delivered, compared to $33.9 million, or 67%, and $65.5, or 66%, for the three and six months ended June 30, 2011, respectively. For both periods, the balance of product revenues was recognized upon cash collection as payments were received. The timing of recognition of revenues related to third-party payments may cause fluctuations in product revenues from period to period.

Product revenues related to Medicare patients for the three and six months ended June 30, 2012 were $12.7 million, or 22%, and $25.9 million, or 23%, of product revenues, respectively, compared to $10.3 million, or 20%, and $20.7 million, or 21%, of product revenues for the three and six months ended June 30, 2011, respectively. There were no other third-party payors representing product revenues of 10% or more for those periods. International product revenues increased to $5.8 million, or 10%, and $10.9 million, or 9%, of product revenues for the three and six months ended June 30, 2012, respectively, from $4.8 million, or 9%, and $8.8 million, or 9%, of product revenues for the three and six months ended June 30, 2011, respectively.

Contract revenues were $446,000 and $1.0 million for the three and six months ended June 30, 2012, respectively, compared to $353,000 and $705,000 for the three and six months ended June 30, 2011, respectively. Contract revenues represented studies assessing our gene expression technology or collaborative work in gene selection and protocol design with our pharmaceutical partners. The increase in contract revenues for 2012 compared to 2011 was due to ongoing activities related to our collaboration with Pfizer Inc. as well as new activities with other collaboration partners. We expect that our contract revenues will continue to fluctuate based on the number and timing of studies being conducted.

Cost of Product Revenues

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Tissue sample processing costs	$6,936	$6,071	$14,158	$12,249
Stock-based compensation	99	85	208	175
Total tissue sample processing costs	7,035	6,156	14,366	12,424
License fees	1,978	2,070	3,974	4,861
Total cost of product revenues	$9,013	$8,226	$18,340	$17,285
Period over period dollar increase	$787		$1,055
Period over period percentage increase	10%		6%

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

Tissue sample processing costs increased $865,000, or 14%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Tissue sample processing costs increased $1.9 million, or 16%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. These increases were primarily due to increases in test volume. The decreases in license fees for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011 of $92,000, or 4% and $887,000, or 18%, resulted from an amendment in 2011 to a license agreement that reduces the rate paid on PCR-based product revenues recorded after July 1, 2011. License fees for the three and six months ended June 30, 2011 were reduced by an $800,000 payment under a legal settlement related to the abandonment of a patent. We expect the cost of product revenues to increase in future periods to the extent we process more tests.

Research and Development Expenses

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Personnel-related expenses	$5,949	$5,087	$12,086	$10,233
Stock-based compensation	921	769	1,860	1,532
Reagents and laboratory supplies	879	465	1,514	1,159
Collaboration expenses	374	900	1,017	1,791
Allocated information technology, facilities and other costs	2,451	1,740	4,960	3,408
Other expenses	1,005	918	2,071	1,848
Total research and development expenses	$11,579	$9,879	$23,508	$19,971
Period over period dollar increase	$1,700		$3,537
Period over period percentage increase	17%		18%

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

The $1.7 million, or 17%, increase in research and development expenses for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 included a $862,000 increase in personnel-related expenses, a $711,000 increase in allocated information technology, facilities and other costs, a $414,000 increase in reagents and laboratory supplies expense, a $152,000 increase in stock-based compensation expense, and a $87,000 increase in other expenses, partially offset by a $526,000 decrease in collaboration expenses. The $862,000 increase in personnel-related expenses was primarily attributable to increases in salaries and benefits due to increased headcount to support projects related to our growing pipeline and ongoing work in NGS. The increase in allocated information technology, facilities and other costs is primarily due to increased project work from our various information technology groups, allocated based on specific departmental projects.

The $3.5 million, or 18%, increase in research and development expenses for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 included a $1.9 million increase in personnel-related expenses, a $1.6 million increase in allocated information technology, facilities and other costs, a $355,000 increase in reagents and laboratory supplies expense, a $328,000 increase in stock-based compensation expense, and a $223,000 increase in other expenses, partially offset by a $774,000 decrease in collaboration expenses. The increase in personnel-related expenses was primarily attributable to increases in salaries and benefits due to increased headcount to support projects related to our growing pipeline and ongoing work in NGS. The increase in allocated information technology, facilities and other costs is primarily due to increased project work from our various information technology groups, allocated based on specific departmental projects.

We expect our research and development expenses to increase in future periods due to increased investment in our new product pipeline for breast, colon, renal, prostate and other cancers, along with increased investment in NGS.

Selling and Marketing Expenses

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Personnel-related expenses	$12,263	$10,646	$24,498	$21,561
Stock-based compensation	999	804	1,981	1,597
Promotional and marketing materials	3,799	3,422	7,651	6,293
Travel, meetings and seminars	2,723	2,226	5,797	4,981
Allocated information technology, facilities and other costs	3,169	2,621	6,661	5,121
Other expenses	812	810	1,543	1,511
Total selling and marketing expenses	$23,765	$20,529	$48,131	$41,064
Period over period dollar increase	$3,236		$7,067
Period over period percentage increase	16%		17%

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

The $3.2 million, or 16%, increase in selling and marketing expenses for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was due to a $1.6 million increase in personnel-related expenses, a $548,000 increase in allocated information technology, facilities and other costs, a $497,000 increase in travel, meetings and seminars expenses primarily related to our international expansion efforts, a $377,000 increase in promotional and marketing materials related to the expansion of our international commercial business and our domestic DCIS product launch in December 2011, and a $195,000 increase in stock-based compensation expense. Of the $1.6 million increase in personnel-related expenses, $1.4 million was attributable to increases in salaries, benefits and related expenses due primarily to increased headcount and $200,000 was attributable to higher commissions and bonus payments. The increase in allocated information technology, facilities and other costs is primarily due to increased work from our various information technology groups, allocated based on specific departmental projects.

The $7.1 million, or 17%, increase in selling and marketing expenses for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was due to a $2.9 million increase in personnel-related expenses, a $1.5 million increase in allocated information technology, facilities and other costs, a $1.4 million increase in promotional and marketing materials related to the expansion of our international commercial business and our domestic DCIS product launch in December 2011, a $816,000 increase in travel, meetings and seminars expenses primarily related to our international expansion efforts, and a $384,000 increase in stock-based compensation expense. Of the $2.9 million increase in personnel-related expenses, $2.6 million was attributable to increases in salaries, benefits and related expenses due primarily to increased headcount and $295,000 was attributable to higher commissions and bonus payments. The increase in allocated information technology, facilities and other costs is primarily due to increased project work from our various information technology groups, allocated based on specific departmental projects.

We expect selling and marketing expenses will continue to increase in future periods due to our efforts to establish adoption of and reimbursement for our Oncotype DX colon cancer test, continued investment in our global commercial infrastructure and increases in our sales force.

General and Administrative Expenses

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Personnel-related expenses	$8,296	$6,362	$16,497	$12,790
Stock-based compensation	1,691	1,322	3,356	2,594
Occupancy and equipment expenses	3,438	3,550	8,221	7,119
Billing and collection fees	1,939	1,620	4,162	3,366
Bad debt expense	884	736	1,573	1,606
Professional fees and other expenses	1,968	1,692	3,831	3,602
Information technology, facilities and other cost allocations	(6,780)	(5,430)	(14,229)	(10,869)
Total general and administrative expenses	$11,436	$9,852	$23,411	$20,208
Period over period dollar increase	$1,584		$3,203
Period over period percentage increase	16%		16%

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

The $1.6 million, or 16%, increase in general and administrative expenses for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 included a $1.9 million increase in personnel-related expenses, a $369,000 increase in stock-based compensation expense, a $319,000 increase in billing and collection fees, a $276,000 increase in professional fees and other expenses and a $148,000 increase in bad debt expense, partially offset by a $1.4 million increase in information technology, facilities and other costs allocated to other functional areas and a $112,000 decrease in occupancy and equipment expenses. Of the $1.9 million increase in personnel-related expenses, $1.1 million was attributable to annual increases in salaries and benefits expenses and $753,000 was attributable to higher consulting expenses to support the growth of our business. The increase in general and administrative expenses includes $755,000 in expenses related to the development of InVitae Corporation.

The $3.2 million, or 16%, increase in general and administrative expenses for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 included a $3.7 million increase in personnel-related expenses, a $1.1 million increase in occupancy and equipment expenses, a $796,000 increase in billing and collection fees, a $762,000 increase in stock-based compensation expense and a $229,000 increase in professional fees and other expenses, partially offset by a $3.4 million increase in information technology, facilities and other costs allocated to other functional areas. Of the $3.7 million increase in personnel-related expenses, $2.1 million was attributable to annual increases in salaries and benefits expenses, $1.3 million was attributable to higher consulting expenses to support the growth of our business and $344,000 was attributable to higher bonus payments. The increase in general and administrative expenses include $877,000 in expenses related to the development of InVitae Corporation.

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

Interest Income

Interest income was $74,000 and $149,000 for the three and six months ended June 30, 2012, respectively, compared to $75,000 and $140,000 for the three and six months ended June 30, 2011, respectively. We expect our interest income will remain nominal if the current low interest rate environment continues.

Other Income (Expense), Net

Other expense, net was $73,000 and $145,000 for the three and six months ended June 30, 2012, respectively, compared to $28,000 and $78,000 for the three months and ended June 30, 2011, respectively. The increases were due primarily to increases in net foreign exchange losses of $41,000 and $49,000, respectively, for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011.We expect other income (expense), net to continue to fluctuate based on fluctuations in exchange rates that impact our foreign exchange transaction gains and losses.

Income Tax Expense

Income tax expense was $38,000 and $135,000 for the three and six months ended June 30, 2012, respectively, compared to $59,000 and $128,000 for the three and six months ended June 30, 2011, respectively. Income tax expense for both periods was principally comprised of state income taxes and foreign taxes and was computed using the discrete, or “cut-off”, method.

As a result of historical cumulative losses and based on all available evidence, we believe it is more likely than not that our recorded net deferred tax assets will not be realized. Accordingly, we recorded a full valuation allowance on our net deferred tax assets for the six months ended June 30, 2012 and 2011, respectively. We will continue to maintain a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.

Liquidity and Capital Resources

As of June 30, 2012, we had an accumulated deficit of $163.2 million. We may incur net losses in the future, and we cannot provide assurance as to when, if ever, we will achieve sustained profitability. We expect that our research and development, selling and marketing and general and administrative expenses will increase in future periods and, as a result, we will need to continue to generate significant product revenues to achieve sustained profitability.

	2012	2011
	(In thousands)
As of June 30:
Cash, cash equivalents and marketable securities	$113,875	$80,916
Working capital	119,969	67,852
For the six months ended June 30:
Cash provided by (used in):
Operating activities	8,381	3,644
Investing activities	6,879	(16,634)
Financing activities	8,885	5,557
Capital expenditures (included in investing activities above)	(3,493)	(2,841)

Sources of Liquidity

At June 30, 2012, we had cash, cash equivalents and marketable securities of $113.9 million compared to $80.9 million at June 30, 2011. The $33.0 million increase was attributable to increased cash collections from sales of our tests, payments from collaborators and cash received from the exercise of employee stock options, which were partially offset by investments in the growth of our business, including research and development, international expansion and strategic investments in privately held companies. In accordance with our investment policy, available cash is invested in short-term, low-risk, investment-grade debt instruments. Our cash and short-term investments are held in a variety of interest-bearing instruments including money market accounts, U.S. Treasury securities, debt obligations of U.S. government-sponsored entities, and high-grade commercial paper and corporate bonds.

Historically we have financed our operations primarily through sales of our marketable securities and cash received in payment for our tests.

Accounts Receivable

At June 30, 2012 and December 31, 2011, $21.7 million, or 14%, and $21.1 million, or 15%, respectively, of our total assets consisted of accounts receivable. The $622,000 increase in accounts receivable from December 31, 2011 to June 30, 2012 was attributable to increased revenues and additional payors moving from cash basis to accrual basis in 2012. Days sales outstanding, or DSOs, is a measure of the average number of days it takes for us to collect our accounts receivable, calculated from the date that tests are billed. At June 30, 2012 and December 31, 2011, our weighted average DSOs were 66 days and 63 days, respectively. The timing of our billing and cash collections causes fluctuations in our monthly DSOs and accounts receivable.

The following tables summarize accounts receivable by payor mix at June 30, 2012 and December 31, 2011:

	June 30, 2012
	Total	% of Total	Current	31-60 Days	61-90 Days	91-120 Days	121 to 180 Days	Over 180 Days
	(In thousands)
Managed care and other	$16,788	73%	$7,565	$2,963	$1,820	$1,326	$1,463	$1,651
Medicare	6,056	27	4,629	576	58	79	235	479
Total	22,844	100%	$12,194	$3,539	$1,878	$1,405	$1,698	$2,130
Allowance for doubtful accounts	(1,145)
Net accounts receivable	$21,699

	December 31, 2011
	Total	% of Total	Current	31-60 Days	61-90 Days	91-120 Days	121 to 180 Days	Over 180 Days
	(In thousands)
Managed care and other	$16,644	75%	$7,785	$2,615	$1,616	$1,243	$1,364	$2,021
Medicare	5,639	25	3,974	358	286	404	396	221
Total	22,283	100%	$11,759	$2,973	$1,902	$1,647	$1,760	$2,242
Allowance for doubtful accounts	(1,206)
Net accounts receivable	$21,077

Cash Flows

Net cash provided by operating activities was $8.4 million for the six months ended June 30, 2012, compared to $3.6 million for the six months ended June 30, 2011. Net cash provided by operating activities includes net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the six months ended June 30, 2012 reflected net income of $2.6 million, adjusted for $10.2 million of stock-based compensation and depreciation and amortization expense, a $958,000 increase in accrued expenses and other liabilities and a $307,000 increase in accrued compensation, partially offset by a $3.5 million decrease in accounts payable, a $901,000 decrease in prepaid expenses and other liabilities, a $670,000 decrease in deferred revenues and a $622,000 decrease in accounts receivable. Net cash provided by operating activities for the six months ended June 30, 2011 reflected net income of $2.1 million, adjusted for $9.6 million of stock-based compensation and depreciation and amortization expense, partially offset by a $5.1 million increase in accounts receivable, a $2.1 million decrease in accounts payable and a $1.3 million decrease in accrued expenses and other liabilities.

Net cash provided by investing activities was $6.9 million for the six months ended June 30, 2012, compared to net cash used in investing activities of $16.6 million for the six months ended June 30, 2011. Our investing activities have consisted predominately of purchases and maturities of marketable securities and capital expenditures. Net cash provided by investing activities for the six months ended June 30, 2012 included $10.8 million in net maturities of marketable securities partially offset by $3.5 million in capital expenditures and a $400,000 investment in a privately held company. Net cash used in investing activities for the six months ended June 30, 2011 included $11.5 million in net purchases of marketable securities, $2.8 million in capital expenditures and a $2.3 million investment in a privately held company.

Net cash provided by financing activities was $8.9 million for the six months ended June 30, 2012, compared to $5.6 million for the six months ended June 30, 2012. Our financing activities have historically included sales of our equity securities and payments on our capital equipment financing arrangements, which arrangements were paid in full. Net cash provided by financing activities for the six months ended June 30, 2012 included $10.1 million in proceeds from the issuance of our common stock upon the exercise of employee stock options, partially offset by cash paid for tax withholdings in the amount of $1.2 million related to net share settlements of restricted stock units and awards. Net cash provided by financing activities for the six months ended June 30, 2011 included $5.6 million in proceeds from the issuance of our common stock upon the exercise of employee stock options.

Contractual Obligations

The following table summarizes our significant contractual obligations as of June 30, 2012 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Non-cancelable operating lease obligations	$18,704	$2,889	$6,017	$6,140	$3,658

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

We are required to make a series of fixed annual payments under a collaboration agreement beginning with the January 2010 launch of our Oncotype DX colon cancer test. We made payments under this agreement of $300,000, $200,000 and $150,000 in 2012, 2011 and 2010, respectively. As of June 30, 2012, future annual payments under this agreement totaled $1.35 million, of which $450,000 is due in each of the years 2013, 2014 and 2015. However, because this agreement may be terminated by either party upon 30 days’ prior written notice, these payments are not included in the table above.

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

Operating Capital and Capital Expenditure Requirements

We achieved positive operating cash flow for the six months ended June 30, 2012 and the year ended December 31, 2011. We currently anticipate that our cash, cash equivalents and short-term investments, together with payments for our Oncotype DX tests, will be sufficient to fund our operations and facilities expansion plans for at least the next 12 months, including the expansion of our research and development programs, our NGS development efforts, expansion of adoption of and reimbursement for our Oncotype DX colon cancer and DCIS tests and our international expansion efforts. We expect to spend over $20 million over the next 12 months for planned laboratory equipment, information technology expansion and facilities expansion. We may also use cash to acquire or invest in complementary businesses, technologies, services or products. We expect that our cash, cash equivalents and short-term investments will be also be used to fund working capital and for other general corporate purposes, such as licensing technology rights, distribution arrangements for our tests both within and outside of the United States or expanding our direct sales capabilities outside of the United States.

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

Off-Balance Sheet Arrangements

As of June 30, 2012, we had no material off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance requiring companies to present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two consecutive statements. This guidance eliminates the option for companies to present other comprehensive income in the statement of stockholders’ equity. This guidance is effective for interim and annual periods beginning January 1, 2012. In December 2011, FASB released an update that deferred a portion of the new accounting requirements for comprehensive income. As this guidance provides only presentation requirements, the adoption of this guidance does not impact our financial condition or results of operations. We adopted this standard in January 2012, as reflected by the inclusion of the Condensed Consolidated Statements of Comprehensive Income as part of our Condensed Consolidated Financial Statements.

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

Our cash, cash equivalents and marketable securities, totaling $113.9 million at June 30, 2012, did not include any auction preferred stock, auction rate securities or mortgage-backed investments. We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. The securities in our investment portfolio are classified as available for sale and are, due to their short-term nature, subject to minimal interest rate risk. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels at June 30, 2012, the impact on the fair value of these securities or our cash flows or income would not be material.

Foreign Currency Exchange Risk

Substantially all of our revenues are recognized in U.S. dollars. Certain expenses related to our international activities are payable in foreign currencies. As a result, factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets will affect our financial results. We recognized net foreign exchange transaction losses of $19,000 and $47,000 for the three and six months ended June 30, 2012, respectively, compared to net foreign exchange transaction losses of $22,000 and $2,000 for the three and six months ended June 30, 2011, respectively. The functional currency of our wholly-owned subsidiaries is the U.S. dollar, so we are not currently subject to gains and losses from foreign currency translation of the subsidiary financial statements. We currently do not hedge foreign currency exchange rate exposure. Although the impact of currency fluctuations on our financial results has been immaterial in the past, there can be no guarantee that the impact of currency fluctuations related to our international activities will not be material in the future.

ITEM 4.  CONTROLS AND PROCEDURES

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

PART II: OTHER INFORMATION

ITEM 1A. RISK FACTORS

We have a history of net losses, we may incur net losses in the future, and we expect to continue to incur significant expenses to develop and market our tests, which may make it difficult for us to achieve sustained profitability.

We have historically incurred substantial net losses. From our inception in August 2000 through June 30, 2012, we had an accumulated deficit of $163.2 million. We expect to continue to invest in our product pipeline, including our current Oncotype DX tests and future products, and in our global commercial infrastructure, our laboratory operations and next generation sequencing development. For the three and six months ended June 30, 2012, our research and development expenses were $11.6 million and $23.5 million, respectively, and our selling and marketing expenses were $23.8 million and $48.1 million, respectively. We expect our expense levels to continue to increase for the foreseeable future as we seek to expand the clinical utility of our Oncotype DX breast cancer test, drive adoption of and reimbursement for our Oncotype DX colon cancer test and develop and commercialize new tests. As a result, we will need to generate significant revenues in order to achieve sustained profitability. Our failure to achieve sustained profitability in the future could cause the market price of our common stock to decline.

Continued weak general economic or business conditions could have a negative impact on our business.

Continuing concerns over prolonged high unemployment levels, the availability and cost of credit, the U.S. mortgage market, the U.S. real estate market, Federal budget proposals, proposed regulatory changes and taxation issues, inflation, deflation, energy costs and geopolitical issues have contributed to increased volatility and uncertain expectations for both the U.S. and global economies. These factors, combined with uncertainties in business and consumer confidence, volatile stock market, the European soverign debt crisis and continued concerns regarding the stability of the Euro currency and some European Union member countries, have precipitated an economic slowdown and expectations of slower global economic growth and possibly another recession going forward. These economic conditions continued to impact growth in tests delivered and revenues generated during the three and six months ended June 30, 2012. If the economic environment does not improve or deteriorates, our business, including our patient population, government and third-party payors and our distributors and suppliers could be negatively affected, resulting in a negative impact on our product revenues.

Healthcare policy changes, including recently enacted legislation reforming the U.S. healthcare system, may have a material adverse effect on our financial condition and results of operations.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the PPACA, enacted in March 2010, makes changes that are expected to significantly impact the pharmaceutical and medical device industries and clinical laboratories. Beginning in 2013, each medical device manufacturer will have to pay a sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices. Although there are some exceptions to the tax, because the Food and Drug Administration, or FDA, maintains that clinical laboratory tests that are developed and validated by a laboratory for its own use, referred to as LDTs, such as our Oncotype DX breast and colon cancer tests, are medical devices, this tax may apply to some or all of our current products and products in development. The American Clinical Laboratory Association has requested confirmation that laboratory services, such as those offered by us, are not subject to the device tax. We cannot assure you that those efforts will be successful. The PPACA also mandates a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule of 1.75% for the years 2011 through 2015 and a productivity adjustment to the Clinical Laboratory Fee Schedule. In February 2012, Congress passed the “Middle Class Tax Relief and Job Creation Act of 2012” which in part reduced the potential future cost-based increases to the Medicare Clinical Laboratory Fee Schedule by 2%. Although our current Medicare reimbursement is set by a local coverage decision and not the Clinical Laboratory Fee Schedule, these or any future proposed fees or mandated reductions in payments may apply to some or all of our clinical laboratory tests delivered to Medicare beneficiaries.

Other significant measures contained in the PPACA include, for example, coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. The PPACA also includes significant new fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. In addition, the PPACA establishes an Independent Payment Advisory Board, or IPAB, to reduce the per capita rate of growth in Medicare spending. The IPAB has broad discretion to propose policies to reduce expenditures, which may have a negative impact on payment rates for services. The IPAB proposals may impact payments for clinical laboratory services beginning in 2016 and for hospital services beginning in 2020.

In addition to the PPACA, the effect of which cannot presently be fully quantified given its recent enactment, various healthcare reform proposals have also emerged from federal and state governments. Changes in healthcare policy, such as changes in the FDA regulatory policy for LDTs, the creation of broad test utilization limits for diagnostic products in general or requirements that Medicare patients pay for portions of clinical laboratory tests or services received, could substantially impact the sales of our tests, increase costs and divert management’s attention from our business. Such co-payments by Medicare beneficiaries for laboratory services were discussed as possible cost savings for the Medicare program as part of the debt ceiling budget discussions in mid-2011 and may be enacted in the future. In addition, sales of our tests outside of the United States make us subject to foreign regulatory requirements and cost-reduction measures, which may also change over time.

We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or in countries outside of the United States in which we may do business, or the effect any future legislation or regulation will have on us. The taxes imposed by the new federal legislation, cost-reduction measures and the expansion in government’s role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursements by payors for our products or reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations.

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

If pre-market review is required, our business could be negatively impacted until such review is completed and clearance to market or approval is obtained, and the FDA could require that we stop selling our tests pending pre-market clearance or approval. If our tests are allowed to remain on the market but there is uncertainty about our tests, if they are labeled investigational by the FDA, or if labeling claims the FDA allows us to make are very limited, orders or reimbursement may decline. The regulatory approval process may involve, among other things, successfully completing additional clinical trials and submitting a pre-market clearance notice or filing a pre-market approval application with the FDA. If pre-market review is required by the FDA, there can be no assurance that our tests will be cleared or approved on a timely basis, if at all, nor can there be assurance that labeling claims will be consistent with our current claims or adequate to support continued adoption of and reimbursement for our tests. Ongoing compliance with FDA regulations would increase the cost of conducting our business, and subject us to inspection by and the regulatory requirements of the FDA and penalties for failure to comply with these requirements. We may also decide voluntarily to pursue FDA pre-market review of our tests if we determine that doing so would be appropriate.

In June 2011, the FDA issued draft guidance regarding “Commercially Distributed In Vitro Diagnostic Products Labeled for Research Use Only or Investigational Use Only.” In addition, during 2011 the FDA also issued other draft guidance documents which may impact our tests or our future tests, including draft guidance regarding Mobile Medical Applications which is directed at patient management tools. Neither of these guidance documents has been finalized. In October 2011, the FDA published a list of planned guidance documents that the agency stated it plans to focus on in its fiscal year 2012, including three guidance documents addressing FDA regulation of laboratory tests such as ours. We cannot predict the ultimate form of any such guidance or regulation and the potential impact on our tests or materials used to perform our tests. While we qualify all materials used in our tests according to CLIA regulations, we cannot be certain that the FDA might not enact rules or guidance documents which could impact our ability to purchase materials necessary for the performance of our tests. Should any of the reagents obtained by us from suppliers and used in conducting our tests be affected by future regulatory actions, our business could be adversely affected by those actions, including increasing the cost of testing or delaying, limiting or prohibiting the purchase of reagents necessary to perform testing.

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

We may find it necessary to engage contract research organizations to perform data collection and analysis and other aspects of our clinical trials, which might increase the cost and complexity of our trials. We may also depend on clinical investigators, medical institutions and contract research organizations to perform the trials. If these parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality, completeness or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical trials may have to be extended, delayed or terminated. Many of these factors would be beyond our control. We may not be able to enter into replacement arrangements without undue delays or considerable expenditures. If there are delays in testing or approvals as a result of the failure to perform by third parties, our research and development costs would increase, and we may not be able to obtain regulatory clearance or approval for our tests. In addition, we may not be able to establish or maintain relationships with these parties on favorable terms, if at all. Each of these outcomes would harm our ability to market our tests, or to achieve sustained profitability.

If third-party payors, including managed care organizations and Medicare, do not provide reimbursement, breach, rescind or modify their contracts or reimbursement policies or delay payments for our Oncotype DX tests, or we are unable to successfully renegotiate reimbursement contracts, our commercial success could be compromised.

Physicians and patients may not order our Oncotype DX tests unless third-party payors, such as managed care organizations as well as government payors such as Medicare and Medicaid and governmental payors outside of the United States, pay a substantial portion of the test price. Reimbursement by a payor may depend on a number of factors, including a payor’s determination that tests using our technologies are:

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

Since each payor makes its own decision as to whether to establish a policy to reimburse our test, seeking these approvals is a time-consuming and costly process. To date, we have positive coverage determinations for our Oncotype DX breast cancer test for N-, ER+ patients from most third-party payors in the United States through contracts, agreements or policy decisions. We cannot be certain that coverage for this test will be provided in the future by additional third-party payors or that existing contracts, agreements or policy decisions or reimbursement levels will remain in place or be fulfilled within existing terms and provisions. From time to time payors change processes that may affect timely payment. These changes may result in uneven cash flow or impact the timing of revenue recognized with these payors.

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

If we are unable to obtain or maintain reimbursement from private payors, such as Blue Cross Blue Shield family and Medicare and Medicaid programs for our existing tests or new tests or test enhancements we may develop in the future, our ability to generate revenues could be limited. We have in the past, and will likely in the future, experience delays and temporary interruptions in the receipt of payments from third-party payors due to modifications in existing contracts or arrangements, contract implementation steps, documentation requirements and other issues, which could cause our revenues to fluctuate from period to period.

If we are unable to obtain or maintain adequate reimbursement for our tests outside of the United States, our ability to expand internationally will be compromised.

The majority of our international Oncotype DX breast and colon cancer test revenues come from direct payor reimbursement, payments from our distributors, patient self-pay, and clinical collaborations in various countries. In many countries outside of the United States, various coverage, pricing and reimbursement approvals are required. We expect that it will take several years to establish broad coverage and reimbursement for our tests with payors in countries outside of the United States, and our efforts may not be successful. In addition, because we rely on distributors to obtain reimbursement for our tests, to the extent we do not have direct reimbursement arrangements with payors, we may not be able to retain reimbursement coverage with a particular payor if our agreement with a distributor is terminated or expires or a distributor fails to pay us for other reasons. Reimbursement of distributors for our tests may also be negatively affected by the financial instability of, and austerity measures implemented by, several countries in the European Union.

The prices at which our tests are reimbursed may be reduced by Medicare and private and other payors, and any such changes could have a negative impact on our revenues.

Even if we are being reimbursed for our tests, Medicare, Medicaid and private and other payors may withdraw their coverage policies, cancel their contracts with us at any time, review and adjust the rate of reimbursement, require co-payments from patients or stop paying for our tests, which would reduce our revenues. In addition, insurers, including managed care organizations as well as government payors such as Medicare and Medicaid, have increased their efforts to control the cost, utilization and delivery of healthcare services. These measures have resulted in reduced payment rates and decreased utilization of clinical laboratory services. From time to time, Congress has considered and implemented changes to the Medicare fee schedules in conjunction with budgetary legislation, and pricing and payment terms, including the possible requirement of a patient co-payment for Medicare beneficiaries for tests covered by Medicare, are subject to change at any time. Reductions in the reimbursement rate of payors may occur in the future. Reductions in the prices at which our tests are reimbursed could have a negative impact on our revenues.

There is no specific Current Procedural Terminology, or CPT, procedure code or group of codes to report the Oncotype DX breast or colon cancer tests. The tests are reported under a non-specific, unlisted procedure code, which is subject to manual review of each claim. With regard to Medicare’s current reimbursement of our Oncotype DX breast cancer test, we were informed that, under the local coverage determination, claims are to be paid as laboratory services consistent with the average allowed reimbursement rate for claims that were billed and processed to completion as of September 30, 2005. This reimbursement rate remains in effect as of the date of this report, but is subject to review and adjustment. A Healthcare Common Procedure Coding System, or HCPCS, code has been issued effective January 1, 2006 for the Oncotype DX breast cancer test that some private third-party payors may accept on claims for the test. However, Medicare will not accept this HCPCS code. The American Medical Association, which has the copyright on the CPT coding system, has established a work group to develop a new coding framework for non-infectious disease molecular pathology testing and recommend new codes to the panel, which determines new and revised codes and descriptors. It is possible that this process will result in a new code or codes to report and bill for our Oncotype DX tests, and could result in our tests being priced on the physician fee schedule rather than the clinical laboratory fee schedule and that such coding changes may result in higher or lower reimbursement of our tests. Whether or not we obtain a specific CPT code for our tests, there can be no assurance that an adequate payment rate will continue to be assigned to the tests, which could have a negative impact on our revenues.

Because of Medicare billing rules, we may not receive reimbursement for all tests provided to Medicare patients.

Under current Medicare billing rules, claims for our Oncotype DX tests performed on Medicare beneficiaries who were hospital inpatients at the time the tumor tissue samples were obtained and whose tests were ordered less than 14 days from discharge must be incorporated in the payment that the hospital receives for the inpatient services provided. Medicare billing rules also require hospitals to bill for the test when ordered for hospital outpatients less than 14 days following the date of the hospital procedure where the tumor tissue samples were obtained. Accordingly, we are required to bill individual hospitals for tests performed on Medicare beneficiaries during these time frames. Because we generally do not have a written agreement in place with these hospitals to purchase these tests, we may not be paid for our tests or may have to pursue payment from the hospital on a case-by-case basis. Although we believe patients coming under this rule represent a de minimus percentage of our total breast cancer testing population, these billing rules may lead to confusion regarding whether Medicare provides adequate reimbursement for our tests, and could discourage Medicare patients from using our test. We cannot assure you that Medicare will reverse these billing rules or that Medicare will not extend this limitation in the future and we also cannot ensure that hospitals will agree to arrangements to pay us for Oncotype DX tests performed on patients falling under these rules.

We depend on Medicare for a significant portion of our product revenues and if Medicare or other significant payors stop providing reimbursement or decrease the amount of reimbursement for our tests, our revenues could decline.

Reimbursement on behalf of patients covered by Medicare accounted for 22% and 23% of our product revenues for the three and six months ended June 30, 2012, respectively, and 20% and 21% of our product revenues for the three and six months ended June 30, 2011, respectively. Accounts receivable on behalf of patients covered by Medicare represented 28% of our net accounts receivable at June 30, 2012 and 27% of our net accounts receivable at June, 30, 2011. While there were no other third-party payors with product revenues representing 10% or more for these periods, there have been in the past, and may be in the future, other payors accounting for 10% or more of our product revenues. Because the majority of stage II colon cancer patients in the United States are age 65 and over, and thus insured by Medicare, we may become more dependent on Medicare reimbursement in the future. It is possible that Medicare or other third-party payors that provide reimbursement for our tests may suspend, revoke or discontinue coverage at any time, may require co-payments from patients, or may reduce the reimbursement rates payable to us. Any such actions could have a negative impact on our revenues.

Our financial results depend largely on the sales of one test, our Oncotype DX breast cancer test, and we will need to generate sufficient revenues from this and other tests to run our business.

For the near future, we expect to continue to derive substantially all of our revenues from sales of one test, our Oncotype DX test for invasive breast cancer. While we launched our test for colon cancer in January 2010, we do not expect to recognize significant revenues from this test until significant levels of adoption of and reimbursement for this test have been established. We have similar expectations for revenue related to our DCIS breast cancer test, which was launched in December 2011. We are in various stages of research and development for other tests that we may offer as well as for enhancements to our existing tests. We may not be able to successfully commercialize tests for other cancers or diseases. If we are unable to increase sales of our test for invasive breast cancer, establish significant levels of adoption of and reimbursement for our colon cancer and DCIS tests, or successfully develop and commercialize other tests or enhancements, our revenues and our ability to achieve sustained profitability would be impaired.

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

We are also required to maintain a license to conduct testing in California. California laws establish standards for day-to-day operation of our clinical reference laboratory, including the training and skills required of personnel and quality control. In addition, our clinical reference laboratory is required to be licensed on a product-specific basis by New York State. New York law also mandates proficiency testing for laboratories licensed under New York state law, regardless of whether or not such laboratories are located in New York. Moreover, several other states require that we hold licenses to test specimens from patients in those states. Other states may have similar requirements or may adopt similar requirements in the future. Finally, we may be subject to regulation in foreign jurisdictions as we seek to expand international distribution of our tests which regulation may require review of our tests in order to offer our services or may have other limitations such as prohibitions on the export of tissue necessary for us to perform our tests. Any such regulations, restrictions or licensing requirements may limit our ability to distribute our tests outside of the United States.

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

As additional products are commercialized, we will need to bring new equipment on-line, implement new systems, technology, controls and procedures and hire personnel with different qualifications. For example, we recently began to implement a plan to migrate from our existing reverse transcription polymerase chain reaction, or RT-PCR, equipment to new equipment. We cannot assure you that this transition will not result in delays. Failure to implement necessary procedures, transition to new equipment or processes or to hire the necessary personnel could result in higher cost of processing or an inability to meet market demand. There can be no assurance that we will be able to perform tests on a timely basis at a level consistent with demand, that our efforts to scale our commercial operations will not negatively affect the quality of test results, or that we will be successful in responding to the growing complexity of our testing operations. If we encounter difficulty meeting market demand or quality standards for our tests, our reputation could be harmed and our future prospects and our business could suffer.

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

We license from third parties technology necessary to develop our products. For example, we license technology from Roche Molecular Systems, Inc. that we use to analyze genes in our clinical reference laboratory to conduct our tests. In return for the use of a third party’s technology, we may agree to pay the licensor royalties based on sales of our products. Royalties are a component of cost of product revenues and impact the margins on our tests. We may need to license other technologies to commercialize future products. Our business may suffer if these licenses terminate, if the licensors fail to abide by the terms of the license or fail to prevent infringement by third parties, if the licensed patents or other rights are found to be invalid or if we are unable to enter into necessary licenses on acceptable terms. Companies that attempt to replicate our tests could be set up in countries that do not recognize our intellectual property. Such companies could send test results into the United States and therefore reduce sales of our tests.

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

New chemotherapeutic or biologic strategies are being developed that may increase survival time and reduce toxic side effects. There have also been advances in methods used to analyze very large amounts of genomic information, specifically next generation sequencing, or NGS. These advances require us to continuously develop our technology, develop new products and enhance existing products to keep pace with evolving standards of care. Our tests could become obsolete unless we continually innovate and expand our products to demonstrate recurrence and treatment benefit in patients treated with new therapies. New treatment therapies typically have only a few years of clinical data associated with them, which limits our ability to perform clinical studies and correlate sets of genes to a new treatment’s effectiveness. If we are unable to demonstrate the applicability of our tests to new treatments, sales of our test could decline, which would harm our revenues.

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

As of June 30, 2012, we had 27 issued patents in the United States and 34 issued patents internationally covering genes and methods that are components of the Oncotype DX breast and colon cancer tests or research methods and platform technologies. For patents granted by the European Patent Office, we have validated these patents in what we believe are key European Union countries. In addition, we have a number of pending patent applications in the United States and in other countries. Our pending patent applications may not result in issued patents, and we cannot assure you that our issued patents or any patents that might ultimately be issued by the U.S. Patent and Trademark Office, or USPTO, or any foreign patent office will protect our technology. Any patents that may be issued to us might be challenged by third parties as being invalid or unenforceable, or third parties may independently develop similar or competing technology that avoids our patents.

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

There have been several cases involving “gene patents” and diagnostic claims that have been considered by the U.S. Supreme Court. A suit brought by multiple plaintiffs, including the American Civil Liberties Union, against Myriad Genetics, or Myriad, and the USPTO, could impact biotechnology patents. That case involves certain of Myriad’s U.S. patents related to the breast cancer susceptibility genes BRCA1 and BRCA2. The Federal Circuit issued a written decision on July 29, 2011 that reversed the U.S. District Court for the Southern District of New York holding instead that the breast cancer genes are patentable subject matter. Subsequently, on March 20, 2012, the Supreme Court issued a decision in Mayo Collaborative v. Prometheus Laboratories, or Prometheus, a case involving patent claims directed to optimizing the amount of drug administered to a specific patient. According to that decision, Prometheus’ claims failed to add enough inventive content to the underlying correlations to allow the processes they describe to qualify as patent-eligible processes that apply natural laws.  The Supreme Court subsequently granted certiorari in the Myriad case, vacated the judgment, and remanded the case back to the Federal Circuit for further consideration in light of their decision in the Prometheus case.  The Federal Circuit heard oral arguments on July 20, 2012. It is unknown how the Myriad case will be decided by the Federal Circuit, or whether such decision, or any appeals therefrom, will have an impact on gene patents generally or the ability of biotechnology companies to obtain or enforce gene patents in the future.

On July 5, 2012, the USPTO issued a memorandum to patent examiners providing guidelines for examining process claims for patent eligibility in view of the Supreme Court decision in Prometheus.  The guidance indicates that claims directed to a law of nature, a natural phenomenon, or an abstract idea that do not meet the eligibility requirements should be rejected as non-statutory subject matter.  We cannot assure you that our patent portfolio will not be negatively impacted by the decision described above, rulings in other cases or changes in guidance or procedures issued by the USPTO.

Congress directed the USPTO to study effective ways to provide independent, confirming genetic diagnostic test activity where gene patents and exclusive licensing for primary genetic diagnostic tests exist.  This study will examine the impact that independent second opinion testing has on providing medical care to patients; the effect that providing independent second opinion genetic diagnostic testing would have on the existing patent and license holders of an exclusive genetic test; the impact of current practices on testing results and performance; and the role of insurance coverage on the provision of genetic diagnostic tests.  The USPTO was directed to report the findings of the study to Congress and provide recommendations for establishing the availability of independent confirming genetic diagnostic test activity by June 16, 2012. It is unclear whether the results of this study will be acted upon by the USPTO or result in Congressional efforts to change the law or process in a manner that could negatively impact our patent portfolio or our future research and development efforts.

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

We also face competition from companies that offer products or have conducted research to profile genes, gene expression or protein expression in breast or colon cancer, including public companies such as, GE Healthcare, a business unit of General Electric Company, Hologic, Inc., Novartis AG, Myriad Genetics, Inc., Qiagen N.V. and Response Genetics, Inc., and many private companies. We face competition from commercial laboratories with strong distribution networks for diagnostic tests, such as Laboratory Corporation of America Holdings and Quest Diagnostics Incorporated. We may also face competition from Life Technologies Corporation and Illumina, Inc., both of which have recently announced their intention to enter the clinical diagnostics market. Other potential competitors include companies that develop diagnostic tests such as Roche Diagnostics, a division of Roche Holding, Ltd, Siemens AG and Veridex LLC, a Johnson & Johnson company, as well as other companies and academic and research institutions. Others may invent and commercialize technology platforms such as next generation sequencing approaches that will compete with our test. Projects related to cancer genomics have received government funding, both in the United States and internationally. As more information regarding cancer genomics becomes available to the public, we anticipate that more products aimed at identifying targeted treatment options will be developed and that these products may compete with ours. In addition, competitors may develop their own versions of our tests in countries where we did not apply for patents or where our patents have not issued and compete with us in those countries, including encouraging the use of their test by physicians or patients in other countries.

We have changed the list price of our tests in the past and we may change prices for our tests in the future. Any increase or decrease in pricing could impact reimbursement of and demand for our tests. Many of our present and potential competitors have widespread brand recognition and substantially greater financial and technical resources and development, production and marketing capabilities than we do. Others may develop lower-priced, tests that could be viewed by physicians and payors as functionally equivalent to our tests, which could force us to lower the list prices of our tests and impact our operating margins and our ability to achieve sustained profitability. Some competitors have developed tests cleared for marketing by the FDA. There may be a marketing differentiation or perception that an FDA-cleared test is more desirable than Oncotype DX tests, and that may discourage adoption of and reimbursement for our tests. If we are unable to compete successfully against current or future competitors, we may be unable to increase market acceptance for and sales of our tests, which could prevent us from increasing or sustaining our revenues or achieving sustained profitability and could cause the market price of our common stock to decline.

Our research and development efforts will be hindered if we are not able to contract with third parties for access to archival tissue samples.

Under standard clinical practice in the United States, tumor biopsies removed from patients are chemically preserved and embedded in paraffin wax and stored. Our clinical development relies on our ability to secure access to these archived tumor biopsy samples, as well as information pertaining to their associated clinical outcomes. Generally, the agreements under which we gain access to archival samples are nonexclusive. Other companies study archival samples and often compete with us for access. Additionally, the process of negotiating access to archived samples is lengthy since it typically involves numerous parties and approval levels to resolve complex issues such as usage rights, institutional review board approval, privacy rights, publication rights, intellectual property ownership and research parameters. If we are not able to negotiate access to archival tumor tissue samples with hospitals, clinical partners, pharmaceutical companies, or companies developing therapeutics on a timely basis, or at all, or if other laboratories or our competitors secure access to these samples before us, our ability to research, develop and commercialize future products will be limited or delayed.

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

In the past, we have entered into clinical trial collaborations with highly regarded organizations in the cancer field including, for example, the National Surgical Adjuvant Breast and Bowel Project, or NSABP. Our success in the future depends in part on our ability to enter into agreements with other leading cancer organizations. This can be difficult due to internal and external constraints placed on these organizations. Some organizations may limit the number of collaborations they have with any one company so as to not be perceived as biased or conflicted. Organizations may also have insufficient administrative and related infrastructure to enable collaborations with many companies at once, which can prolong the time it takes to develop, negotiate and implement a collaboration. Additionally, organizations often insist on retaining the rights to publish the clinical data resulting from the collaboration. The publication of clinical data in peer-reviewed journals is a crucial step in commercializing and obtaining reimbursement for tests such as ours, and our inability to control when, if ever, results are published may delay or limit our ability to derive sufficient revenues from any product that may result from a collaboration.

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

Our success depends largely on the skills, experience and performance of key members of our executive management team and others in key management positions. The efforts of each of these persons together will be critical to us as we continue to develop our technologies and testing processes, continue our international expansion and transition to a company with multiple commercialized products. If we were to lose one or more of these key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategies.

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

Our business strategy incorporates international expansion, including establishing and maintaining direct sales and physician outreach and education capabilities outside of the United States and expanding our relationships with international payors and distributors. Doing business internationally involves a number of risks, including:

•    multiple, conflicting and changing laws and regulations such as tax laws, export and import restrictions, employment laws, regulatory requirements, anti-corruption regulations and other governmental approvals, permits and licenses;

•    failure by us or our distributors to obtain regulatory approvals for the use of our tests in various countries;

•    difficulties in staffing and managing foreign operations;

•    complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;

•    logistics and regulations associated with shipping tissue samples, including infrastructure conditions and transportation delays;

•    limits in our ability to penetrate international markets if we are not able to process tests locally;

•    financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our tests and exposure to foreign currency exchange rate fluctuations;

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

As of June 30, 2012, we had established exclusive distribution agreements for one or more of our Oncotype DX tests with 20 distributors covering more than 80 countries. We may enter into other similar arrangements to distribute our tests in other countries in the future. We intend to continue to grow our business internationally, and to do so we may need to attract additional distributors to expand the territories in which we sell our tests. Distributors may not commit the necessary resources to market and sell our tests to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to enter into arrangements with distributors to market our tests in particular geographic areas, we may not realize long-term international revenue growth. In addition, our revenue from distributors could be negatively impacted as a result of changes in business cycles, business or economic conditions or other factors that could affect their ability to pay us for tests on a timely basis or at all. Regulatory requirements, costs of doing business outside of the United States and the reimbursement process in foreign markets may also impact our revenues from international sales or impact our ability to increase international sales in the future.

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

•    • acquire, license or invest in technologies, including next generation sequencing;

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

•    the rate of progress and cost of selling and marketing activities associated with establishing adoption of and reimbursement for our Oncotype DX colon cancer test and Oncotype DX DCIS tests;

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

If we raise funds by issuing equity securities, dilution to our stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us. The credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the U.S. federal government. These events, along with the recent downgrade of debt issued by the United States and the European soverign debt crisis, have generally made equity and debt financing more difficult to obtain. Accordingly, additional equity or debt financing might not be available on reasonable terms, if at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives. In addition, we may have to work with a partner on one or more of our product or market development programs, which could lower the economic value of those programs to our company.

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

We rely on a limited number of suppliers or, in some cases, a sole supplier, for some of our laboratory instruments and materials and may not be able to find replacements or immediately transition to alternative suppliers.

We rely solely on Life Technologies Corporation to supply and service some of the laboratory equipment on which we perform our tests. We believe that there are relatively few equipment manufacturers that are currently capable of supplying and servicing the equipment necessary for our tests. Although we have identified alternative suppliers, transition to a new supplier will be time consuming and expensive, and there can be no assurance that we will be able to secure alternative equipment and bring that equipment on line without experiencing interruptions in testing. If we should encounter delays or difficulties in securing the quality and quantity of equipment we require for our tests, we may need to reconfigure our test processes, which would result in an interruption in sales. If any of these events occur, our business and operating results could be harmed.

We also rely on several sole suppliers for certain laboratory reagents and materials which we use to perform our tests. While we have developed alternate sourcing strategies for these materials, we cannot be certain that these strategies will be effective. If we should encounter delays or difficulties in securing these laboratory materials, if the materials do not meet our quality specifications, or if we cannot obtain acceptable substitute materials, an interruption in test processing could occur. Any such interruption may significantly affect future product revenues.

We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.

Future growth will impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. In addition, rapid and significant growth may place strain on our administrative and operational infrastructure, including customer service and our clinical reference laboratory. Our ability to manage our operations and growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We plan to implement new enterprise software affecting a broad range of business processes and functional areas including order fulfillment, sample processing, customer service, supply chain management, and others.  The time and resources required to implement these new systems is uncertain, and failure to complete this in a timely and efficient manner could adversely affect our operations. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy.

If we were sued for product liability or professional liability, we could face substantial liabilities that exceed our resources.

The marketing, sale and use of our tests could lead to the filing of product liability claims if someone were to allege that our tests failed to perform as it was designed. We may also be subject to liability for errors in the test results we provide to physicians or for a misunderstanding of, or inappropriate reliance upon, the information we provide. For example, physicians sometimes order our Oncotype DX breast cancer test for patients who do not have the same specific clinical attributes indicated on the report form as those for which the test provides clinical experience information from validation studies. It is our practice to offer medical consultation to physicians ordering our test for such patients, including patients with ER- breast cancers. A product liability or professional liability claim could result in substantial damages and be costly and time consuming for us to defend. Although we maintain product and professional liability insurance, we cannot assure you that our insurance would fully protect us from the financial impact of defending against product liability or professional liability claims or any judgments, fines or settlement costs arising out of any such claims. Any product liability or professional liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any product liability lawsuit could cause injury to our reputation, result in the recall of our products, or cause current clinical partners to terminate existing agreements and potential clinical partners to seek other partners, any of which could impact our results of operations.

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

GENOMIC HEALTH, INC.

Date: August 9, 2012	By:	/s/ Kimberly J. Popovits
Kimberly J. Popovits
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2012	By:	/s/ Dean L. Schorno
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