Form 10-K
period 2012-12-31
GENOMIC HEALTH INC
filed 2013-03-15
CIK 1131324

Use these links to rapidly review the document

ITEM 8. Financial Statements and Supplementary Data.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2012
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          As of June 30, 2012, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was approximately $531.3 million, based on the closing price of the common stock as reported on the NASDAQ Global Market for that date.

          There were 30,115,966 shares of the registrant's Common Stock outstanding on February 28, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

          Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant's 2013 Annual Meeting of Stockholders to be held on June 6, 2013.

PART I

ITEM 1.    Business.

        This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "expects," "anticipates," "intends," "estimates," "plans," "believes," and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our expectation that, for the foreseeable future, a significant amount of our revenues will be derived from Oncotype DX for invasive breast cancer; the factors that may impact our financial results; our ability to achieve sustained profitability; our business strategy and our ability to achieve our strategic goals; our expectations regarding product revenues and the sources of those revenues; the amount of future revenues that we may derive from Medicare patients or categories of patients; our belief that we may become more dependent on Medicare reimbursement in the future; our plans to pursue reimbursement on a case-by-case basis; our ability, and expectations as to the amount of time it will take, to achieve reimbursement from third-party payors and government insurance programs for new indications of tests, new tests or in new markets; our expectations regarding our international expansion and opportunities; our expectations for reimbursement in international markets; our intent to enter into additional foreign distribution arrangements; our beliefs with respect to the benefits and attributes of our tests; the factors we believe drive demand for our tests and our ability to sustain or increase such demand; our success in increasing patient and physician demand as a result of our direct sales approach and our sales forces' capacity to sell our tests; plans for, and the timeframe for the development or commercial launch of, future tests or enhancements to address different patient populations of breast or colon cancer, other types of cancer or specific cancer treatments, and our expected launch of a test for prostate cancer in 2013; the factors that we believe will drive the establishment of coverage policies; the capacity of our clinical reference laboratory to process tests and our expectations regarding capacity; our expectations regarding expansion of our clinical reference laboratory; our dependence on collaborative relationships to develop tests and the success of those relationships; whether any tests will result from our collaborations; the applicability of clinical results to actual outcomes; our estimates and assumptions with respect to disease incidence and potential market opportunities; the occurrence, timing, outcome or success of clinical trials or studies; our plans with respect to additional studies; our expectations regarding timing of the announcement or publication of research results; the benefits of our technology platform; the economic benefits of our tests to the healthcare system; the ability of our tests to impact treatment decisions; our beliefs regarding our competitive position; our expectations regarding our future technologies, including next generation sequencing, and their potential benefits; our belief that multi-gene analysis provides better analytical information; our beliefs regarding the benefits of genomic analysis in various patient populations; our expectations regarding clinical development processes future tests may follow; our beliefs regarding the benefits of individual gene reporting; our expectation that our research and development, general and administrative and sales and marketing expenses will increase and our anticipated uses of those funds; our expectations regarding capital expenditures; our ability to comply with the requirements of being a public company; our expectations regarding future levels of bad debt expense and billing and collections fees; our ability to attract and retain experienced personnel; the adequacy of our product liability insurance; our anticipated cash needs and our estimates regarding our capital requirements; our need for additional financing; our expected future sources of cash; our expectations regarding incurrence of debt; our compliance with federal, state and foreign regulatory requirements; the potential impact resulting from the regulation of our tests by the U.S. Food and Drug Administration, or FDA, and other similar non-U.S. regulators; our belief that our tests are properly regulated under the Clinical Laboratory Improvement Amendments of 1988, or CLIA; the impact of new or changing policies, regulation or legislation, or of judicial decisions, on our business; the impact of seasonal fluctuations and economic conditions on our business; our belief that we have taken reasonable steps to protect our intellectual property; the impact of changing interest rates; our beliefs regarding our unrecognized tax benefits or our valuation allowance; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; the impact of the economy on our business, patients and payors; and anticipated trends and challenges in our business and the markets in which we operate.

        Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A of this report, as well as our ability to develop and commercialize new products and product enhancements; the risk of unanticipated delays in research and development efforts; the risk that we may not obtain or maintain reimbursement for our existing tests or any future tests we may develop; the risk that reimbursement pricing or coverage may change; the risks and uncertainties associated with the regulation of our tests by the FDA or regulatory agencies outside of the U.S.; the success of our new technology; the results of clinical studies; the applicability of clinical results to actual outcomes; the impact of new legislation or regulations, or of judicial decisions, on our business; our ability to compete against third parties; our ability to obtain capital when needed; the economic environment; and our history of operating losses. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to update any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

        This report contains statistical data attributable to both the Kantar Health, Inc.'s CancerMPact database (February 2013) and the Globocan 2008 Data published by the International Agency for Research on Cancer (IARC) 2008, or data that we derived from these sources. These sources generally indicate that they believe their information is reliable but do not guarantee the accuracy and completeness of their information. Although we believe that the sources are reliable, we have not independently verified their data.

        In this report, all references to "Genomic Health," "we," "us," or "our" mean Genomic Health, Inc.

        Genomic Health, the Genomic Health logo, Oncotype, Oncotype DX, Recurrence Score and DCIS Score are trademarks or registered trademarks of Genomic Health, Inc. We also refer to trademarks of other corporations and organizations in this report.

Company Overview

        Genomic Health is a global healthcare company that provides actionable genomic information to personalize cancer treatment decisions. We offer our Oncotype DX tests as a clinical laboratory service, where we analyze the expression levels of genes in tumor tissue samples and provide physicians with a quantitative gene expression profile expressed as a single quantitative score, which we call a Recurrence Score for invasive breast cancer and colon cancer, and a DCIS Score for ductal carcinoma in situ, or DCIS. Our Oncotype DX platform utilizes quantitative genomic analysis known as reverse transcription polymerase chain reaction, or RT-PCR, in standard tumor pathology specimens to provide tumor-specific information, or the "oncotype" of a tumor. Our Oncotype DX breast cancer test analyzes the expression levels of 21 genes and our Oncotype DX colon cancer test analyzes the expression levels of 12 genes.

        The Oncotype DX breast and colon cancer tests are commercially available at list prices of $4,290 and $3,640, respectively. All of our testing services are made available through our clinical reference laboratory located in Redwood City, California, which is accredited under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and by the College of American Pathologists, or CAP.

        As of December 31, 2012, more than 19,000 physicians in over 70 countries had ordered more than 335,000 Oncotype DX tests. We have a direct commercial presence with employees and consultants in the United States and certain other countries, and our Oncotype DX tests are also available outside of the United States through a network of distributors.

        In January 2004, we launched our first test for early stage invasive breast cancer patients. The Oncotype DX breast cancer test has extensive clinical evidence validating its ability to predict the likelihood of breast cancer recurrence and the likelihood of chemotherapy benefit. Results from a large validation study in node negative, or N-, patients were published in The New England Journal of Medicine and in the Journal of Clinical Oncology. Oncotype DX is the only test incorporated in published American Society of Clinical Oncologists, or ASCO, and National Comprehensive Cancer Network, or NCCN, breast cancer treatment guidelines for patients with N- breast cancer that is estrogen receptor positive, or ER+, and/or progesterone receptor positive, or PR+. The test is also recognized in international guidelines issued by the St. Gallen International Breast Cancer Expert Panel and European Society for Medical Oncology, or ESMO.

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

        In December 2011, we made our Oncotype DX breast cancer test available for patients with DCIS, a pre-invasive form of breast cancer. The launch of Oncotype DX for DCIS patients was based on positive results presented from a clinical validation study of the Oncotype DX breast cancer test in patients with DCIS, conducted by the Eastern Cooperative Oncology Group, or ECOG, a clinical trials cooperative group supported by the National Cancer Institute. The study met its primary endpoint by demonstrating that a pre-specified Oncotype DX DCIS Score derived from the Oncotype DX breast cancer test outperforms traditional clinical and pathologic measures to predict the risk of local recurrence, defined as either the development of a new invasive breast cancer or the recurrence of DCIS in the same breast.

        As of February 2013, Oncotype DX has been extensively evaluated in invasive breast cancer in fifteen clinical studies involving more than 5,000 breast cancer patients worldwide.

        In January 2010, we launched our Oncotype DX colon cancer test, the first multigene expression test developed to assess the risk of recurrence in patients with stage II disease. For our Oncotype DX colon cancer test, we used the same rigorous clinical development strategy and standardized quantitative technology designed for our Oncotype DX breast cancer test. We collaborated with the National Surgical Adjuvant Breast and Bowel Project, or NSABP, and the Cleveland Clinic on a total of four development studies in more than 1,800 patient samples to analyze patients with stage II colon cancer. The test was then independently evaluated in more than 1,400 stage II colon cancer patients in the QUASAR validation study which demonstrated that the Oncotype DX colon cancer test can independently predict individual recurrence risk in stage II colon cancer patients following surgery. The QUASAR study results were published in the Journal of Clinical Oncology in November 2011.

        In June 2012, based on the positive results of our NSABP C-07 validation study, which we presented in September 2012 at the European Society for Medical Oncology Congress, we began offering the Oncotype DX colon cancer test for use in patients with stage III disease treated with oxaliplatin-containing adjuvant therapy.

        In an exploratory component of the NSABP C-07 study, researchers analyzed over 700 new genes and identified 16 genes as being predictive of oxaliplatin benefit when added to adjuvant therapy for use in patients with stage III colon cancer. We plan to utilize these results and initiate a validation study in 2013.

        In September 2012, we announced positive topline results from a large clinical validation study of our prostate cancer test, as well as our plans to proceed with the launch in 2013 of a test for prostate cancer, the Oncotype DX Genomic Prostate Score, or GPS. The study, performed in collaboration with leading prostate cancer researchers at the University of California, San Francisco, demonstrated that the multi-gene Oncotype DX GPS, assessed in prostate needle biopsy tumor tissue, is a predictor of adverse pathology for patients with early-stage prostate cancer. The study supported the results of six earlier feasibility and development studies performed in collaboration with the Cleveland Clinic.

        Our research and development activities are focused on developing a pipeline of tests to optimize the treatment of prostate and renal cell cancers, as well as additional treatment decisions in breast and colon cancers. Additionally, as discussed below, we are incorporating new technologies, such as high-throughput "next generation" sequencing in our research and development laboratory.

Scientific Background

  Limits of Existing Approaches for Determining Cancer Treatments

        Common types of cancer include breast, prostate, lung and colon. Cancer treatment decisions may include whether or not to perform surgery, whether or not to administer chemotherapy or radiation therapy, and whether or not to utilize other targeted therapies. In 2012, approximately 1.7 million people in the United States and 12.7 million people worldwide were diagnosed with cancer.

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

  Next Generation Technologies

        Our commercially available tests utilize RT-PCR technology to quantify gene expression in patient tumor samples. We are also incorporating new technologies, such as high-throughput "next generation" sequencing, or NGS, in our research and development laboratory. With NGS technology, we can sequence millions of ribonucleic acids, or RNAs, map them back to their respective genes based on their sequence and then count the number of copies and compare the relative expression between different genes. This technology may allow us to replace RT-PCR with a robust technology that can look at all of the RNAs produced by a cell, or whole genome expression profiling, and still provide quantitative gene expression information along with gene mutation data.

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

        Once we receive a tumor sample, it is logged in and processed by our pathology department. Suitable samples then undergo a process by which RNA is extracted and purified. We then analyze the resulting material and produce a test result report that shows a single quantitative score on a continuum between 0-100. Test results are reported as a Recurrence Score for invasive breast cancer and colon cancer or a DCIS Score for DCIS and are delivered to the treating physician typically within 10 to 14 days of our receipt of the tissue sample. This is within the crucial decision window after the tumor has been surgically removed and before the patient and the treating physician discuss additional treatment options. The continuous range of scores differentiates Oncotype DX tests from other tests that predict only high or low risk by providing an individualized level of risk. The higher the score, the more aggressive the tumor and the more likely it is to recur. The test result report, along with other data and tests that physicians obtain, forms the basis for the treatment decision.

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

  •
  Improved Economics of Cancer Care.  We believe that improving the quality of treatment decisions can result in significant economic benefits. For example, in early stage invasive breast cancer, our data shows that many patients are misclassified as high or low risk using traditional pathological and other measures. As a result, many low risk patients misclassified as high risk receive toxic and expensive chemotherapy or radiation treatment regimens, which may exceed $20,000, as compared to the cost of an Oncotype DX test. On the other hand, some high risk breast cancer patients misclassified as low risk are not provided chemotherapy or radiation treatment, possibly necessitating future treatment costing up to $50,000 or more if the cancer recurs.

Oncotype DX Breast Cancer Test

        In 2012, approximately 299,000 people in the United States and 1.4 million people worldwide were diagnosed with breast cancer, including both invasive and the pre-invasive form, known as ductal carcinoma in situ, or DCIS. Following diagnosis, a physician determines the stage of the breast cancer by examining the following:

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

        Because these diagnostic factors have limited capability to predict future recurrence and treatment benefit, and some are subjective, a large percentage of breast cancer patients received aggressive treatment while others were undertreated. Most early stage breast cancer patients have N-, ER+ tumors. These patients have been demonstrated to respond well to hormonal therapy, such as tamoxifen or an aromatase inhibitor. Identifying which of these patients to treat with radiation therapy or chemotherapy was a difficult decision.

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

  Node Positive, Estrogen Receptor Positive (N+, ER+)

        We expanded the utility of our Oncotype DX breast cancer test to patients diagnosed with N+ breast cancer that may not benefit from chemotherapy or may have other health issues that increase the risk of chemotherapy treatment. Results from studies of our Oncotype DX breast cancer test in N+ patients utilizing tumor samples from chemotherapy treated patients (anthracycline plus Cytoxan or anthracycline plus Taxotere), completed in collaboration with the Eastern Cooperative Oncology Group, or ECOG, and Aventis, Inc., a member of the sanofi-aventis group, or Aventis, were presented at the June 2007 ASCO annual meeting and published in the Journal of Clinical Oncology in 2008. The results of this study suggest that the Recurrence Score result provides accurate recurrence risk information for patients with ER+ breast cancer, regardless of whether they are N+ or N-. At SABCS in December 2007, we presented results from a second study conducted in conjunction with SWOG, that reinforced the conclusion that chemotherapy does not appear to benefit patients with either 1-3 or 4 or more positive nodes for disease-free survival over 10 years, if their tumors had a low Recurrence Score result. The results were published in The Lancet Oncology in December 2009.

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

        In December 2011, we presented positive results from the ECOG E5194 DCIS clinical validation study at SABCS. The study met its primary endpoint by demonstrating that a pre-specified Oncotype DX DCIS Score can predict the risk of local recurrence, defined as either the development of a new invasive breast cancer or the recurrence of DCIS in the same breast. In March 2013, we announced the acceptance of the Oncotype DX DCIS validation study to be published by a peer-reviewed journal in the coming months.

        The study demonstrated that 75% of patients have a low DCIS Score and may be able to forego radiation therapy. DCIS breast cancer patients with a low DCIS Score had a low 12% likelihood of a local recurrence, defined as either the development of a new invasive breast cancer or the recurrence of DCIS in the same breast, and an even lower 5% likelihood of developing a new invasive breast cancer. Conversely, the study demonstrated that patients with a high DCIS Score had a 27% likelihood of local recurrence, of which approximately half were likely to develop a new invasive breast cancer. The DCIS Score also demonstrated consistent association with local recurrence across subgroups regardless of lesion size, grade, surgical margins, or menopausal status. This information can assist physicians and patients in deciding on the appropriate course of treatment based on a more complete understanding of the recurrence risk involved.

  Clinical Decision Studies and Health Economic Benefits of Oncotype DX Breast Cancer Test

        We have conducted numerous clinical decision studies intended to support the adoption and reimbursement of our Oncotype DX invasive breast cancer test, both in the United States and in numerous countries outside of the U.S. Among these studies is a meta-analysis of seven studies with a total of 912 patients that demonstrated a consistent and large impact of the Recurrence Score on invasive breast cancer adjuvant treatment decisions. In these studies, physicians who use Oncotype DX in clinical practice changed their treatment decisions in over a third of patients, leading to an overall reduction in chemotherapy use of approximately 28% with the use of the Recurrence Score. The Recurrence Score also led to the addition of chemotherapy to hormonal treatment in approximately 4% of patients who, prior to the Recurrence Score, were considered low risk but were subsequently identified by their Recurrence Score as having high risk disease. The results of this meta-analysis indicate that the Recurrence Score provides key information for treatment decision-making that cannot be ascertained from traditional measures.

        In addition to clinical decision studies, we sponsor third-party studies conducted by researchers affiliated with academic institutions to examine the health economic implications of our Oncotype DX breast cancer test. One such study, which was conducted in the United States and published in The American Journal of Managed Care in May 2005, demonstrated that our test provided a more accurate classification of risk than the NCCN guidelines in place at that time as measured by 10 year distant recurrence-free survival. Based on these results, a model was designed to forecast quality-adjusted survival and expected costs, or the net present value of all costs of treatment until death, if our Oncotype DX breast cancer test was used in patients classified as low risk or high risk by NCCN guidelines. The model, when applied to a hypothetical population of 100 patients with the demographic and disease characteristics of the patients entered in the NSABP Study B-14, demonstrated an increase to quality-adjusted survival in this population of 8.6 years and a reduction in projected aggregate costs of approximately $200,000. Furthermore, the model showed that as the expected costs and anticipated toxicity of chemotherapy regimens increase, the use of the Recurrence Score result to identify which patients would benefit from chemotherapy should lead to larger reductions in projected overall costs. According to this model, if all early stage invasive breast cancer patients and their physicians used our test and acted on the information provided by the breast cancer Recurrence Score result, there would be significant economic benefit to the healthcare system.

        These studies reinforce the impact of the Oncotype DX breast cancer test on changing treatment decisions for invasive breast cancer patients and demonstrate its cost effectiveness across multiple healthcare systems. We plan to conduct or support additional clinical decision studies and health economic studies of our breast cancer test with clinical researchers domestically and abroad as we expand distribution of our test.

Oncotype DX Colon Cancer Test

        In 2012, approximately 106,000 people in the United States and 878,000 people worldwide were diagnosed with colon cancer. Following diagnosis, a physician determines the stage of the colon cancer by examining the following:

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

        In 2012, stage II and stage III colon cancer affected approximately 29,000 and 27,000 people, respectively, in the United States, and the current treatment paradigm is unclear. The decision to treat patients with chemotherapy following surgery is based on an assessment of how likely their disease is to recur. However, accurately identifying those patients with high recurrence risk is a critical issue for physicians because the available markers to determine likelihood of disease recurrence are limited, resulting in both over-treatment and under-treatment of patients following surgery. Research indicates that the survival benefit of chemotherapy treatment is only 5% in stage II disease and 10% in stage III disease, however all chemotherapy-treated colon cancer patients are at risk of significant drug-related toxicity. While there are existing clinical markers associated generally with higher risk in colon cancer patients, there was no clinically validated genomic test available that predicted the likelihood of recurrence for individual patients prior to the availability of our test.

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

        At the May 2009 ASCO meeting, we presented positive results from this clinical validation study. The study met its primary endpoint to predict the likelihood of recurrence for stage II colon cancer patients following surgery and showed that the colon cancer Recurrence Score provided additional independent clinical value beyond standard measures of risk. The study showed that the colon cancer Recurrence Score result maintained significance, independent of MMR/MSI, T-stage, nodes examined, grade and lymphovascular invasion. We believe our test addresses an unmet need in the treatment of colon cancer which can significantly improve risk assessment in the treatment planning for stage II colon cancer patients. T4 stage, which indicates growth of the tumor through the wall of the bowel and is associated with higher risk of recurrence, and MMR deficiency were also independently beneficial in predicting recurrence, and together comprise approximately 25% of patients. Patients with tumors identified as MSI high, or MMR deficient, are considered to be at low risk of recurrence. We believe the Oncotype DX colon cancer test result will provide the greatest clinical utility for treatment selection in the more than 70% of patients for whom MMR/MSI and T-stage are uninformative. In November 2011, the results of the study were published in the Journal of Clinical Oncology.

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

        In June 2012, based on the positive results of the landmark randomized NSABP C-07 validation study, we began offering the Oncotype DX colon cancer test for use in patients with stage III disease treated with oxaliplatin-containing adjuvant therapy. In September 2012, at the European Society for Medical Oncology Congress, we presented these positive results from the NSABP C-07 study, including prediction of risk of recurrence, disease-free survival and overall survival in stage II and stage III colon cancer patients.

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

  Clinical Decision Studies and Health Economic Benefits of Oncotype DX Colon Cancer Test

        In January 2012, we presented positive results of the first clinical decision making study of the Oncotype DX colon cancer test that show that Recurrence Score result has a significant impact on treatment recommendations for stage II colon cancer patients. The data, presented at the 2012 Gastrointestinal Cancers Symposium demonstrated that knowledge of a patient's Recurrence Score changes medical oncologists' treatment recommendations in 29% of cases, with two-thirds of the changes being decreases in treatment intensity, further confirming the clinical utility of using Oncotype DX as an independent predictor of recurrence in stage II colon cancer.

        As with our breast cancer test, we sponsor third-party studies conducted by researchers affiliated with academic institutions to examine the health economic implications of our Oncotype DX colon cancer test. The results of one such study, announced in January 2013, demonstrated after receiving the Recurrence Score for their stage II colon cancer patients, physician recommendations for adjuvant chemotherapy in patients with low risk of recurrence decreased by 22%, which resulted in direct medical care cost savings of $4,200 per patient.

        These studies reinforce the impact of the Oncotype DX colon cancer test on changing treatment decisions for stage II and stage III colon cancer patients and demonstrate its cost effectiveness. We plan to conduct or support additional clinical decision studies and health economic studies of our colon cancer test with clinical researchers domestically and abroad as we expand distribution of our test.

  Mismatch Repair Testing for Colon Cancer

        The QUASAR clinical validation study demonstrated that patients with MMR deficient, or MMR-D, colon tumors, an alteration observed in approximately 15% of stage II colon cancers, have significantly lower stage II colon cancer recurrence risk, and thus MMR testing can be complementary to the information provided by the Oncotype DX colon cancer test. MMR/MSI testing, although not routinely performed, is currently provided by many pathology laboratories.

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

Oncotype DX Prostate Cancer Test

        Approximately 900,000 men worldwide were diagnosed with prostate cancer in 2012. Based upon the results of prostate-specific antigen, or PSA, testing, biopsies were performed on over one million men in the United States in 2012, and approximately 240,000 of these patients were diagnosed with prostate cancer. The vast majority of these patients receive aggressive treatment, including surgery and radiation therapy, and more than half of these patients suffer incontinence and/or impotence after surgery. Less than 10% of patients choose active surveillance even though, for most prostate cancer patients, their disease will not cause clinical symptoms or death.

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

        In September 2012, we announced positive topline results from this clinical validation study of our biopsy-based prostate cancer test. As a result of this clinical validation study meeting its primary end point, we are completing the necessary work in our clinical reference laboratory in order to proceed with a worldwide commercial launch of our prostate cancer test planned for 2013. We believe a test derived from these topline results, in conjunction with the Gleason score, or tumor grading, may improve treatment decisions for prostate cancer patients.

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

        We expect to incur additional expenses related to the planned commercial launch of our prostate cancer test, including infrastructure costs, information technology costs, and selling and marketing costs. Based upon our experience in obtaining adoption and reimbursement for our Oncotype DX breast and colon cancer tests, we do not expect product revenues from our prostate cancer test to comprise more than 10% of our total revenues for at least a year or more following launch.

Product Development

        We developed our Oncotype DX tests generally using the following multi-phased clinical development program that we are also using to develop future products for breast, colon, prostate and other cancers:

  •
  Research phase.  We conduct studies enabling us to refine genomic and bioinformatics methodologies that can be applied toward the identification of genes, pathways or new disease opportunities of potential scientific interest.

  •
  Development phase.  In this phase, we establish a product definition and development plan and perform gene identification either by selecting candidate genes from the approximately 25,000 genes in the human genome or by applying NGS technology across the entire human genome. Typically, we secure access to archival tumor biopsy samples correlated with clinical data in order to identify genes that correlate with specific clinical outcomes. If early clinical development studies successfully identify genes, we may conduct additional clinical studies to refine the gene set in the specific patient population of interest. We select the final gene panel through statistical modeling of the gene expression and outcome data and considerations of analytical performance. Following establishment of a gene panel, we finalize the remaining assay parameters.

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

  •
  Commercialization and product expansion phase.  Once a test is commercialized, we may perform additional studies designed to support the test's clinical utility and potentially to broaden its use in additional patient populations or for additional indications. These studies may include prospective studies to verify that our test is changing physician behavior as well as tests of a commercial product in new patient populations. In addition, through our investigator sponsored trial program, we provide physicians with our tests for use in specific patient populations to be used in treatment decisions.

  Product Development Opportunities

        In addition to developing products to address new cancer areas, we continually look to expand the clinical utility and addressable patient populations for our existing tests. These developments efforts may lead to a variety of possible new products covering various treatment decisions, including:

  •
  Risk assessment;

  •
  Screening and prevention;

  •
  Early disease diagnosis;

  •
  Adjuvant disease diagnosis;

  •
  Metatastic treatment selection; and

  •
  Treatment monitoring.

        Potential new products may address a specific clinical need or guide a targeted therapy decision and may also leverage our NGS capabilities to expand our product opportunities.

  Breast Cancer Populations

        In breast cancer we have conducted a variety of development studies that could support certain of the opportunities highlighted above. For example, at the May 2009 ASCO meeting, we presented results from a clinical study that summarized the gene signatures of male patients for whom the Oncotype DX breast cancer test was used to guide chemotherapy treatment, indicating that breast cancer in men displays similar gene signatures to female breast cancer. We also presented a separate study at the ASCO meeting demonstrating that there were significant differences in gene expression between hormone receptor negative, or triple negative, breast cancer compared with hormone receptor positive disease.

        At the December 2011 SABCS, we presented results of our clinical outcomes study for biomarker discovery using NGS. In addition to re-confirming the original 21 Oncotype DX breast cancer test genes originally identified by RT-PCR, this study also revealed more than 1,800 new biological relationships associated with breast cancer recurrence.

        At the December 2012 SABCS, we presented results of a large study of early-stage, node-positive breast cancer patients treated with anthracycline-containing chemotherapy as part of the NSABP B-28 trial supporting the Oncotype DX Recurrence Score as a robust predictor of distant recurrence, disease-free survival and overall survival in this patient population.

        We entered into collaborative agreements with Aventis and ECOG to investigate the ability of gene expression in FPE tissues to predict the likelihood of response to adjuvant chemotherapy, including the taxane Taxotere, in patients with early stage invasive breast cancer and zero to three involved lymph nodes. The agreements provide us with commercial rights to diagnostic tests that may result from the collaboration. Initial study results indicated that a number of candidate genes strongly predicted benefit from treatment with Taxotere in patients with hormone receptor positive disease who had a breast cancer Recurrence Score result indicating intermediate risk of recurrence or above. A genomic classifier predicting differential benefit was identified and, if validated through additional studies, could lead to the development of a test to predict the likelihood of benefit from taxane treatment.

  Colon Cancer Populations

        In colon cancer, we have conducted a variety of development studies that could support certain of the opportunities highlighted above. For example, in the NSABP C-07 clinical trial, which validated the Oncotype DX colon cancer test as a predictor of recurrence in stage III disease, we also performed a gene identification study which analyzed over 700 new genes, and identified 16 genes as being predictive of oxaliplatin benefit for use in patients with stage III disease. We plan to utilize these results and initiate a clinical validation study of an oxaliplatin benefit assay in 2013.

        We also intend to conduct a development study to identify the potential use of our Oncotype DX colon cancer test in patients diagnosed with rectal cancer, a cancer that has pathologic features similar to colon cancer, and was diagnosed in over 43,000 patients in the United States in 2012.

  Prostate Cancer Populations

        In prostate cancer, we plan to conduct a variety of development studies that may support certain of the opportunities highlighted above.

        We plan to continue conducting development studies to provide information to support the relationship of our Oncotype DX prostate cancer test and its benefit with regard to predicting prostate cancer clinical recurrence and biochemical recurrence, as well as its ability to add value for following patients on active surveillance. Also, as with breast and colon cancer, we expect there to be an opportunity in prostate cancer to expand the use of genomic testing to address additional populations. These additional populations may include patients with high risk, based on clinical and pathologic features at the time of diagnosis, the large number of patients with negative biopsies, and patients who receive treatment with radical prostatectomy or radiation who may be considering additional adjuvant therapy with some of the new treatment modalities that are available for advanced disease.

  Renal and Other Cancer Populations

        In 2012, approximately 51,000 people in the United States and 274,000 people worldwide were diagnosed with renal cancer. In June 2010, we presented results from our first renal gene identification study under our collaboration agreement with Pfizer Inc. for the development of a genomic test to estimate the risk of recurrence following surgery for patients with stage I-III renal carcinoma, clear cell type that has not spread to other parts of the body. The clear cell type of renal carcinoma is the most common type of kidney cancer in adults. The study demonstrated a strong correlation between gene expression and recurrence risk in this patient population. Based on these results, we plan to move forward with a clinical validation study and to continue to evaluate a potential renal cancer test depending upon results of ongoing clinical studies for specific therapies in the adjuvant setting.

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

  Amplify and Detect Diminished Amounts of RNA Consistently

        We currently use RT-PCR as the basis for our quantitative molecular pathology assays performed in our clinical reference laboratory. This technology uses polymerase chain reaction, or PCR, along with fluorescent detection methods to quantify the relative amount of RNA in a biological specimen. We believe our technology platform has the following advantages:

  •
  Sensitivity.  We have developed protocols for extracting and quantifying RNA utilizing RT-PCR. Our method for amplifying small fragmented RNA is designed to allow us in the future to conduct studies with hundreds to thousands of genes from 10 micron sections of FPE tissue for our breast and colon cancer tests and significantly smaller tissue samples from the needle biopsy for our planned prostate cancer test. The ability to amplify RNA allows us to maintain a repository of RNA from limited tissue samples that can be used for later studies.

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

        We have selected NGS to be our primary technology for future gene discovery and begun using NGS for future clinical development in tandem with our existing RT-PCR based approach. NGS technologies parallelize the sequencing process, producing thousands or millions of sequences at once. These technologies are intended to provide nucleic acid sequence information at lower cost than standard methods. We have created proprietary methods for NGS of FPE tissue nucleic acids, created bioinformatics programs and infrastructure for data storage and analysis, and plan to rely on NGS as the basic source of new biomarker discovery in the future. In December 2011, we announced positive results of our first clinical outcomes study for biomarker discovery using NGS for whole genome expression profiling. The technology allows us to assay the entire genome simultaneously to discover regions of the genome that are turned on or off in disease. From these changes, our researchers are focused on predicting disease outcomes using these comprehensive genomic data sets. The results were successfully generated for all patients using RNA inputs of just 100 nanograms. Additionally, whole genome expression analysis revealed more than 1,800 RNAs associated with breast cancer recurrence risk, many of which belong to gene networks previously unrecognized in their impact on tumor biology.

  Employ Advanced Information Technology

        We have developed computer programs to automate our RT-PCR and NGS assay processes. We have also developed and optimized laboratory information management systems to track our gene-specific reagents, instruments, assay processes and the data generated. Similarly, we have automated data analysis, storage and process quality control. We use statistical methods to optimize and monitor assay performance and to analyze data from our development studies. We are investigating methods to further automate our workflow. In addition, informatics infrastructure investments incorporating a high performance computer cluster, both locally and cloud-based, to analyze and store large NGS genomic data sets are underway.

Commercial Operations

  United States

        Our commercial infrastructure, including our sales force, managed care group, and patient support network, is critical to our future success. We are continuing to build a strong domestic sales, marketing and reimbursement effort by interacting directly with medical, radiation, and surgical oncologists, pathologists and payors. Because oncology is a concentrated specialty, we believe that a focused marketing organization and specialized sales force with regional and local experience is necessary in order to effectively serve the oncology community. We believe our direct sales approach, targeting oncologists and cancer surgeons, and our medical education and scientific liaisons, targeting key opinion leaders, coupled with our plans to continue to conduct multiple clinical studies with the objective of having results published in peer-reviewed journals, is the best approach to increase patient and physician demand and the number of favorable reimbursement coverage decisions by third-party payors. Due to significant overlap between breast and colon oncologists and surgeons, we believe our current sales force has sufficient capacity to market both our Oncotype DX breast and colon cancer tests. In order to market our anticipated prostate cancer test we will need to expand our field-based sales organization to market to urologists whom we do not currently call upon.

        We have a managed care department that works with our contract and reimbursement teams to ensure our tests are being used effectively and appropriately reimbursed. Our call center and patient support network handle benefits investigation, preauthorization, and precertification for patients who use our tests. We have the infrastructure, if needed, to appeal every claim for our tests that is denied by a third-party payor in order to support the use and encourage adoption of our tests. In addition, we provide patient education through our website, material provided to local advocacy groups, local, national and social media campaigns and materials provided to oncologists and surgeons.

        All Oncotype DX tests are processed in our clinical reference laboratory facility in Redwood City, California. Our current clinical reference laboratory processing capacity is 23,000 tests per calendar quarter. As test processing for our Oncotype DX breast and colon cancer tests is essentially the same, except that the tests utilize different RNA extraction methods and analyze different genes, we believe that we currently have sufficient capacity to process both of our tests, as well as our planned prostate cancer test. We may require additional facilities in the future as we expand our business and believe that additional space, when needed, will be available on commercially reasonable terms.

  International

        We believe our future success is also dependent on our ability to continue to expand our international commercial presence and achieve adequate reimbursement for our tests. We plan to continue to use essentially the same business model internationally as we use in the United States, however, there are significant differences between countries that need to be considered. For example, different countries may have a public healthcare system, a combination of public and private healthcare system or a cash-based payment system. Treatment costs outside of the United States may be lower, which may impact the cost savings of our tests, and therefore impact the reimbursement amount we can achieve. We have a direct commercial presence with employees and consultants in a number of countries, including Canada, Germany, Ireland, Japan, Switzerland and the United Kingdom. Additionally, we have exclusive distribution agreements for one or more of our Oncotype DX tests with approximately 20 distributors covering more than 80 countries.

        We expect that international sales of our Oncotype DX tests will be heavily dependent on the availability of reimbursement and sample access. In many countries, governments are primarily responsible for reimbursing diagnostic tests. Governments often have significant discretion in determining whether a test will be reimbursed at all, and if so, how much will be paid. In addition, certain countries such as China have prohibitions against exporting tissue samples which will limit our ability to offer our tests in those countries without establishing local laboratory facilities or a method of test delivery which does not require samples to be transported to our U.S. facility.

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

        The majority of our international Oncotype DX breast and colon cancer test revenues come from direct payor reimbursement, payments from our distributors, patient self-pay, and clinical collaborations in various countries. We have obtained some coverage for our breast cancer test outside of the United States, including in Canada, Germany, Greece, Ireland, Israel, Saudi Arabia, Spain and the United Kingdom. We expect that it will take several years to establish broad coverage and reimbursement for our Oncotype DX breast and colon cancer tests with payors in countries outside of the United States.

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

        Most national and regional third-party payors in the United States, along with the local Medicare carrier for California with jurisdiction for claims submitted by us for Medicare patients, have issued positive coverage determinations for our Oncotype DX breast cancer test for patients with node negative, or N-, estrogen receptor positive, or ER+, invasive disease through contracts, agreements or policy decisions. In addition, the local Medicare carrier provides coverage for our breast cancer test for ER+ patients with node positive, or N+, invasive disease (up to three positive lymph nodes). Additionally, some payors provide policy coverage for the use of our test in ER+ patients with N+ disease, including lymph node micro-metastasis (greater than 0.2 mm, but not greater than 2.0 mm in size). However, we may not be able to obtain reimbursement coverage from other payors for our test for breast cancer patients with N+, ER+ disease.

        We have not yet established any formal reimbursement coverage policies for the use of our Oncotype DX test in DCIS. We intend to devote resources to gaining public and private reimbursement for our test in this patient population. We believe it may take several years to achieve reimbursement with a majority of third-party payors for the use of our test for DCIS patients. However, we cannot predict whether, or under what circumstances, payors will reimburse for this test.

        Under current Medicare billing rules, claims for Oncotype DX tests performed on Medicare beneficiaries who were hospital inpatients at the time the tumor tissue samples were obtained and whose tests were ordered less than 14 days from discharge must be incorporated in the payment that the hospital receives for the inpatient services provided. Medicare billing rules also require hospitals to bill for the test when ordered for hospital outpatients less than 14 days following the date of the hospital procedure where the tumor tissue samples were obtained. Accordingly, we are required to bill individual hospitals for tests performed on Medicare beneficiaries during these time frames. Because we generally do not have a written agreement in place with these hospitals to purchase these tests, we may not be paid for our tests or may have to pursue payment from the hospital on a case-by-case basis. We believe patients coming under this rule represent less than 1% of our total breast cancer testing population. We believe these billing rules may lead to confusion regarding whether Medicare provides adequate reimbursement for our test, and could discourage Medicare patients from using our test. We have no assurance that Medicare will revise or reverse these billing rules to allow us to bill for these tests, or that Congress will require Medicare to do so at some point in the future, and we also cannot ensure that hospitals will agree to arrangements to pay us for Oncotype DX tests performed on patients falling under these rules.

        To date we have limited Medicaid coverage for our tests. We have established coverage for our Oncotype DX breast cancer test for invasive breast cancer in 14 state Medicaid programs and in those instances the coverage is limited to N- patients.

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

        In September 2011, the local carrier with jurisdiction for claims submitted by us for Medicare patients established coverage for our colon cancer test for patients with stage II colon cancer. Other than Medicare, we have obtained limited reimbursement coverage from third-party payors, and we have not yet established any Medicaid coverage for our Oncotype DX colon cancer test. As a new test, our colon cancer test may be considered investigational by payors and therefore may not be covered under their reimbursement policies. Consequently, we intend to pursue case-by-case reimbursement and expect that this test will continue to be reviewed on this basis until policy decisions have been made by individual payors. We are also working with public and private payors and health plans to secure coverage for our Oncotype DX colon cancer test based upon our published and presented results in clinical validation studies and the completed and ongoing studies designed to demonstrate the treatment decision impact of the test in clinical practice. We may need to hire additional commercial, scientific, technical and other personnel to support this process. We believe it may take several years to achieve reimbursement with a majority of third-party payors for our colon cancer test. However, we cannot predict whether, or under what circumstances, payors will reimburse for this test.

  Payment and Coding

        Clinical laboratory testing services, when covered by third-party payors, are paid under various methodologies, including prospective payment systems and fee schedules. Under Medicare in the United States, payment is generally made under the Clinical Laboratory Fee Schedule, or CLFS, with amounts assigned to specific procedure billing codes. Each Medicare carrier jurisdiction has a fee schedule that establishes the price for each specific laboratory billing code. The local fees determine the National Limitation Amount, or NLA, which acts as a ceiling on Medicare reimbursement, and is set at a percentage of the median of all the carrier fee schedule amounts for each test code. In the past, Congress has frequently lowered the percentage of the median used to calculate the NLA in order to achieve budget savings. Currently, the NLA ceiling is set at 74% of the medians for established tests and 100% of the median for diagnostic tests for which no limitation amount was established prior to 2001. Thus, no Medicare carrier can pay more than the NLA amount for any specific code. In addition, the Social Security Act establishes that these fee schedule amounts are to be adjusted annually, based upon a formula that incorporates the annual change in the consumer price index, or CPI, for the prior year as well as productivity factors and other factors established by law. In 2010, under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the PPACA, Congress established a 1.75% reduction to the annual updates of the CLFS through 2015. In addition, in February 2012 Congress imposed an additional 2% reduction to the CLFS for 2013. However, it is not clear that our Medicare reimbursement will be impacted as historically our reimbursement from CMS has been paid at specific rates set by our local carrier and has not been adjusted by the annual update factor since being originally set. In addition, under the Budget Control Act passed in 2011 and a sequestration order imposed by the President on March 1, 2013 under that Act, an across the board reduction of 2% in Medicare fees will be implemented effective for services performed on or after

April 1, 2013. At this time, we do not know for certain whether or how this will impact our payment rate from Palmetto GBA. Whether the sequestration order will continue in the future or be modified by further congressional action as part of broader efforts at deficit control is unclear at this time, but these provisions may have a negative impact on our reimbursement rate from Medicare and Medicaid.

        There is no specific Current Procedural Terminology, or CPT, procedure code or group of codes to report the Oncotype DX breast or colon cancer tests. The tests are reported under a non-specific, unlisted procedure code, which is subject to manual review of each claim. With regard to Medicare's current reimbursement of our Oncotype DX breast and colon cancer tests, claims are to be paid at a rate which was established by our current local Medicare carrier based upon the development and validation costs of developing the assays, the costs of conducting the tests, the reimbursement rates paid by others and the cost savings impact of the tests. These reimbursement rates remain in effect as of the date of this report, but are subject to review and adjustment. The MMR subtyping performed by us is done according to laboratory standard, non-proprietary immunohistochemistry processes and as such the testing is intended to be billed and reimbursed using standard CPT codes. However, we may not be eligible to bill for this service in some instances due to insurance contracts which require in-network status for billing on non-proprietary services.

        A Healthcare Common Procedure Coding System, or HCPCS, code has been issued effective January 1, 2006 for the Oncotype DX breast cancer test that some private third-party payors in the United States may accept on claims for the test. However, Medicare will not accept this HCPCS code. In 2009, the American Medical Association, which has the copyright on the CPT coding system, created a Molecular Pathology Work Group charged with developing a new coding framework for non-infectious disease molecular pathology testing and recommending new codes to the CPT Editorial Panel, which determines new and revised codes and descriptors. The Molecular Pathology Work Group adopted a comprehensive new framework for coding molecular pathology tests, that could in the future include codes to report components of our tests. In addition, in 2011, the AMA created a separate work group to address coding for multianalyte tests referred to as Multianalyte Assays with Algorithmic Analyses (MAAAs). It appears that our Oncotype DX tests would fit under the category of MAAA tests and it is possible that at some point in the future the CPT Editorial Panel will adopt a new code or codes to report Oncotype DX tests, and these codes could result in higher or lower reimbursement rates for our tests. Whether or not we obtain a specific CPT code for our tests, there can be no assurance that an adequate payment rate will continue to be assigned to the tests. The Oncotype DX invasive breast cancer and colon cancer tests are both billed using a miscellaneous code and are covered under a local coverage decisions made by our local Medicare carrier, currently Palmetto GBA. In the fall of 2011, Palmetto GBA announced a coverage and coding program designed to apply evidence-based coverage decisions to molecular diagnostic tests. As part of this program, Palmetto GBA has implemented a unique test identifier to identify proprietary diagnostics like our Oncotype DX tests. This evidence-based approach to coverage and coding is consistent with the methods used by Palmetto GBA historically to determined coverage and payment for our tests; however, we cannot be certain whether or in what final form this program may be adopted.

        On several occasions, including during negotiations over the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, the PPACA in 2010, the Budget Control Act in 2011, and other legislation extending various Medicare payment schedules, Congress has considered various cost reduction alternatives including imposing a 20% co-insurance amount on clinical laboratory services which would require beneficiaries to pay a portion of the cost of their clinical laboratory testing or imposing an overall reduction in fees paid for physician or laboratory services. Although these changes have not been enacted at this time, Congress could decide to impose these or other fee reductions or taxes at some point in the future. If so, these additional co-insurance payments for our Oncotype DX tests could be difficult to collect and fee reductions would impact our revenues.

  Changes in Medicare Administrative Contractor (MAC) services

        On a five year rotational basis, Medicare requests bids for its regional MAC services. In 2008, we were notified of the transition from our initial MAC to Palmetto GBA as a result of this bidding process. Palmetto GBA has issued coverage and payment determinations on our Oncotype DX tests since that transition. In September 2012, Medicare notified us that the next successor MAC for our region will be Noridian Administrative Services. We have been informed that a transition will not take place before June 2013 but we have not been advised of the specific timing of the transition. A change in the MAC processing Medicare claims for our Oncotype DX tests could impact the coverage or payment rates for our current tests and our ability to obtain Medicare coverage for products for which we do not yet have coverage or any products we may launch in the future.

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

  •
  the clinical validation of our Oncotype DX prostate cancer test's ability to predict the underlying pathology of early stage prostate cancer and reduce over-treatement;

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

  •
  our ability to provide clinical content with sufficient value to get customers to order and payors to reimburse;

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

  •
  successfully obtain peer-reviewed publications of our clinical studies in a timely manner;

  •
  continue to validate our tests, especially with respect to treatment benefit;

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

        Separately, in June 2011, the FDA issued draft guidance regarding "Commercially Distributed In Vitro Diagnostic Products Labeled for Research Use Only or Investigational Use Only." Public comments were submitted in response to this draft guidance, which has not been finalized. In addition, the FDA has issued other draft guidance documents which may impact our tests or our future tests, including draft guidance regarding Mobile Medical Applications which is directed at patient management tools. Public comments were submitted in response to this draft guidance, which has not been finalized. In October 2012, the FDA published a list of planned guidance documents that the agency stated it plans to focus on in its fiscal year 2013, including the finalization of previously issued draft guidance which could include guidance documents addressing FDA regulation of laboratory tests such as ours. We cannot predict the ultimate form of any such guidance or regulation and the potential impact on our tests or materials used to perform our tests. While we qualify all materials used in our tests according to CLIA regulations, we cannot be certain that the FDA might not enact rules or guidance documents which could impact our ability to purchase materials necessary for the performance of our tests. Should any of the reagents obtained by us from vendors and used in conducting our tests be affected by future regulatory actions, our business could be adversely affected by those actions, including increasing the cost of testing or delaying, limiting or prohibiting the purchase of reagents necessary to perform testing.

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

  •
  physical requirements of a facility;

  •
  equipment; and

  •
  quality control.

        We maintain such licensure for our clinical reference laboratory for our Oncotype DX tests with the exception of our planned prostate cancer test. New York law also mandates proficiency testing for laboratories licensed under New York state law, regardless of whether or not such laboratories are located in New York. If a laboratory is out of compliance with New York statutory or regulatory standards, the New York State Department of Health, or DOH, may suspend, limit, revoke or annul the laboratory's New York license, censure the holder of the license or assess civil money penalties. Statutory or regulatory noncompliance may result in a laboratory's operator being found guilty of a misdemeanor under New York law. Should we be found out of compliance with New York laboratory requirements, we could be subject to such sanctions, which could harm our business. We maintain a current license in good standing with DOH. However, we cannot provide assurance that DOH will at all times find us to be in compliance with all such laws.

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

  International

        Many countries in which we offer our tests in have anti-kickback regulations prohibiting providers from offering, paying, soliciting or receiving remuneration, directly or indirectly, in order to induce business that is reimbursable under any national health care program. In situations involving physicians employed by state-funded institutions or national health care agencies, violation of the local anti-kickback law may also constitute a violation of the U.S. Foreign Corruption Act, or FCPA.

        The FCPA prohibits any U.S. individual, business entity or employee of a U.S. business entity to offer or provide, directly or through a third party, including the distributors we rely on in certain markets, anything of value to a foreign government official with corrupt intent to influence an award or continuation of business or to gain an unfair advantage. In addition, it is illegal for a company that reports to the SEC to have false or inaccurate books or records or to fail to maintain a system of internal accounting controls. We are also required to maintain accurate information and control over sales and distributors' activities that may fall within the purview of the FCPA, its books and records provisions and its anti-bribery provisions.

        The standard of intent and knowledge in the Anti-Bribery cases is minimal—intent and knowledge are usually inferred from that fact that bribery took place. The accounting provisions do not require intent. Violations of the FCPA's anti-bribery provisions for corporations and other business entities are subject to a fine of up to $2 million and officers, directors, stockholders, employees, and agents are subject to a fine of up to $100,000 and imprisonment for up to five years. Other countries, such as the United Kingdom and other OECD Anti-Bribery Convention members, have similar anti-corruption regulations.

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

        As of December 31, 2012, we had 30 issued patents in the United States and 38 issued patents outside of the United States covering genes and methods that are components of the Oncotype DX breast and colon cancer tests or research methods and platform technologies. For patents issued by the European Patent Office, we have validated each patent in key European Union countries. In addition, we have a number of pending patent applications in the United States and in other countries, including provisional and non-provisional filings. Our issued U.S. patents expire at various times between 2024 and 2026. Some of these U.S. patent applications also have corresponding pending or granted applications under the Patent Cooperation Treaty in Canada, Europe, Japan, Australia and other jurisdictions. In these patent applications, we have either sole or joint ownership positions. In those cases where joint ownership positions were created, we have negotiated contractual provisions providing us with the opportunity to acquire exclusive rights under the patent applications. Under some patent applications, we have elected to allow exclusive options to lapse without exercising the option. The joint ownership agreements generally are in the form of material data transfer agreements that were executed at the onset of our collaborations with third parties.

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

        We have received notices of claims of infringement and misappropriation or misuse of other parties' proprietary rights and may from time to time receive additional notices. Some of these claims may lead to litigation. We cannot assure you that we will prevail in these actions, or that other actions alleging misappropriation or misuse by us of third-party trade secrets, infringement by us of third-party patents and trademarks or the validity of patents issued to us in the future, will not be asserted or prosecuted against us. We may also initiate claims to defend our intellectual property. Assertions of misappropriation, infringement or misuse, or actions seeking to establish the validity of our patents could materially or adversely affect our business, financial condition and results of operations.

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

Research and Development Expenses

        Research and development expenses were $49.1 million, $39.9 million and $33.2 million for the years ended December 31, 2012, 2011, and 2010, respectively. During 2012, we continued to conduct research and development studies in breast, colon, prostate and other cancers.

Employees

        As of December 31, 2012, we had 612 employees, including 106 in clinical reference laboratory operations, 130 in research and development, including bioinformatics, 223 in sales and marketing, 80 in information technology and systems and 73 in general and administrative functions. None of our employees are covered by collective bargaining arrangements, and our management considers its relationships with employees to be good.

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

        We have historically incurred substantial net losses. From our inception in August 2000 through December 31, 2012, we had an accumulated deficit of $157.5 million. We expect to continue to invest in our product pipeline, including our current Oncotype DX tests and future products, and in our global commercial infrastructure, our laboratory operations and next generation sequencing development. For the year ended December 31, 2012, our research and development expenses were $49.1 million and our selling and marketing expenses were $93.6 million. We expect our expense levels to continue to increase for the foreseeable future as we seek to globally expand the clinical utility of our Oncotype DX breast cancer test, drive adoption of and reimbursement for our Oncotype DX colon cancer test and develop and commercialize new tests, including our planned Oncotype DX prostate cancer test. As a result, we will need to generate significant revenues in order to achieve sustained profitability. Our failure to achieve sustained profitability in the future could cause the market price of our common stock to decline.

Continued weak general economic or business conditions could have a negative impact on our business.

        Continuing concerns over prolonged high unemployment levels, the availability and cost of credit, the U.S. real estate market, Federal budget deficits and related negotiations, proposed regulatory changes and taxation issues, inflation, deflation, energy costs and geopolitical issues have contributed to increased volatility and uncertain expectations for both the U.S. and global economies. These factors, combined with uncertainties in business and consumer confidence, volatile stock market, the European sovereign debt crisis and continued concerns regarding the stability of the Euro currency and some European Union member countries, and slowing economic growth in China, have precipitated an economic slowdown and expectations of slower global economic growth and possibly another recession going forward. These economic conditions continued to impact growth in tests delivered and revenues generated during the year ended December 31, 2012. If the economic environment does not improve or deteriorates, our business, including our patient population, our suppliers and our third-party payors, could be negatively affected, resulting in a negative impact on our product revenues.

Healthcare policy changes, including recently enacted legislation reforming the U.S. healthcare system, may have a material adverse effect on our financial condition and results of operations.

        The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the PPACA, enacted in March 2010, makes changes that are expected to significantly impact the pharmaceutical and medical device industries and clinical laboratories. Beginning in 2013, each medical device manufacturer will have to pay a sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices that are listed with the FDA. Although the FDA has contended that clinical laboratory tests that are developed and validated by a laboratory for its own use, or LDTs, such as our Oncotype DX breast and colon cancer tests are medical devices, none of our products are currently listed with the FDA. We cannot assure you that the tax will not be extended to services such as ours in the future. The PPACA also mandates a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule, or CLFS, of 1.75% through 2015 and a productivity adjustment to the CLFS.

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

        In addition to the PPACA, the effect of which cannot presently be fully quantified given its recent enactment, various healthcare reform proposals have also emerged from federal and state governments. For example, in February 2012, Congress passed the "Middle Class Tax Relief and Job Creation Act of 2012" which in part reduced the potential future cost-based increases to the Medicare Clinical Laboratory Fee Schedule by 2%. Overall the expected total fee cut to the CLFS for 2013 is 2.95% not including a further reduction of 2% anticipated from implementation of the automatic expense reductions (sequester) under the Budget Control Act of 2011 which will go into effect for dates of service on or after April 1, 2013 unless Congress acts to modify the automatic cuts.

        The Centers for Medicare and Medicaid Services, CMS, sought public input through the notice and comment period for the Proposed Medicare Physician Fee Schedule, on whether all new AMA Molecular Diagnostic codes be placed on either the Medicare Physician Fee Schedule, which would likely require a 20% patient co-payment for such services, or remain on the CLFS. On November 1, 2012, CMS issued a final rule on the Physician Fee Schedule which described that these new codes would be placed on the CLFS. On August 31, 2012, CMS also issued a preliminary determination for the 2013 CLFS which proposed not to recognize Multi-Analyte codes with Algorithmic Analyses, or MAAA, and questioned whether algorithm-based tests are covered benefits for Medicare beneficiaries. However, in its final determination released on November 6, 2012, CMS deleted the statement about not covering algorithmic analysis, and stated that laboratories performing MAAA tests for Medicare beneficiaries should continue to bill for these tests in 2013 as they are currently billed under the CLFS. CMS intends to consider its payment policy for MAAAs again in 2013 and may issue a determination to pay or not pay for these tests beginning in 2014. Our current Medicare reimbursement determination was set by a local coverage decision and not set nationally by CMS. These or any future changes in covered benefit determination, proposed fees or mandated reductions in payments may apply to some or all of our clinical laboratory tests delivered to Medicare beneficiaries.

        Changes in healthcare policy, such as the creation of broad test utilization limits for diagnostic products in general or requirements that Medicare patients pay for portions of clinical laboratory tests or services received, could substantially impact the sales of our tests, decrease revenues, increase costs and divert management's attention from our business.

        We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or in countries outside of the United States in which we may do business, or the effect any future legislation or regulation will have on us. The taxes imposed by the new federal legislation, cost reduction measures and the expansion in government's role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursements by payors for our products or reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations. In addition, sales of our tests outside the United States make us subject to foreign regulatory requirements and cost-reduction measures, which may also change over time.

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

        In June 2011, the FDA issued draft guidance regarding "Commercially Distributed In Vitro Diagnostic Products Labeled for Research Use Only or Investigational Use Only." In addition, during 2011 the FDA also issued other draft guidance documents which may impact our tests or our future tests, including draft guidance regarding Mobile Medical Applications which is directed at patient management tools. Neither of these guidance documents has been finalized. In October 2012, the FDA published a list of planned guidance documents that the agency stated it plans to focus on in its fiscal year 2013, including the finalization of previously issued draft guidance which could include guidance documents addressing FDA regulation of laboratory tests such as ours. To date, the FDA has not issued any of these planned guidance documents. We cannot predict the ultimate timing or form of any such guidance or regulation and the potential impact on our existing tests, our tests in development or the materials used to perform our tests. While we qualify all materials used in our tests according to CLIA regulations, we cannot be certain that the FDA might not enact rules or guidance documents which could impact our ability to purchase materials necessary for the performance of our tests. Should any of the reagents obtained by us from suppliers and used in conducting our tests be affected by future regulatory actions, our business could be adversely affected by those actions, including increasing the cost of testing or delaying, limiting or prohibiting the purchase of reagents necessary to perform testing.

If we were required to conduct additional clinical trials prior to continuing to sell our breast and colon cancer tests or launching our prostate cancer test or any other tests we may develop, those trials could result in delays or failure to obtain necessary regulatory approvals, which could harm our business.

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

        Physicians and patients may not order our Oncotype DX tests unless third-party payors, such as managed care organizations as well as government payors such as Medicare and Medicaid and governmental payors outside of the United States, pay a substantial portion of the test price. Reimbursement by a payor may depend on a number of factors, including a payor's determination that tests using our technologies are:

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

        If we are unable to obtain or maintain reimbursement from private payors, such as the Blue Cross/Blue Shield family, and public payors, such as Medicare and Medicaid programs, for our existing tests or new tests or test enhancements we may develop in the future, our ability to generate revenues could be limited. We have in the past, and will likely in the future, experience delays and temporary interruptions in the receipt of payments from third-party payors due to modifications in existing contracts or arrangements, contract implementation steps, documentation requirements and other issues, which could cause our revenues to fluctuate from period to period.

If we are unable to obtain or maintain adequate reimbursement for our tests outside of the United States, our ability to expand internationally will be compromised.

        The majority of our international Oncotype DX breast and colon cancer test revenues come from direct payor reimbursement, payments from our distributors, patient self-pay, and clinical collaborations in various countries. In many countries outside of the United States, various coverage, pricing and reimbursement approvals are required. We expect that it will take several years to establish broad coverage and reimbursement for our tests with payors in countries outside of the United States, and our efforts may not be successful. Once established, reimbursement levels outside of the United States may vary considerably from the domestic reimbursement amounts we receive. In addition, because we rely on distributors to obtain reimbursement for our tests, to the extent we do not have direct reimbursement arrangements with payors, we may not be able to retain reimbursement coverage with a particular payor if our agreement with a distributor is terminated or expires or a distributor fails to pay us for other reasons. Distributors of our tests may also be negatively affected by the financial instability of, and austerity measures implemented by, several countries in the European Union.

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

        There is no specific Current Procedural Terminology, or CPT, procedure code or group of codes to report the Oncotype DX breast or colon cancer tests. The tests are reported under a non-specific, unlisted procedure code, which is subject to manual review of each claim. With regard to Medicare's current reimbursement of our Oncotype DX invasive breast cancer test, we were informed that, under the local coverage determination, claims are to be paid consistent with the average allowed reimbursement rate for claims that were billed and processed to completion as of September 30, 2005. This reimbursement rate remains in effect as of the date of this report, but is subject to review and adjustment. A Healthcare Common Procedure Coding System, or HCPCS, code has been issued effective January 1, 2006 for the Oncotype DX breast cancer test that some private third-party payors may accept on claims for the test. However, Medicare will not accept this HCPCS code. The American Medical Association, which has the copyright on the CPT coding system, has established a work group to develop a new coding framework for non-infectious disease molecular pathology testing and recommend new codes to the panel, which determines new and revised codes and descriptors. It is possible that this process will result in a new code or codes to report and bill for our Oncotype DX tests, and could result in our tests being priced on the physician fee schedule rather than the clinical laboratory fee schedule and that such coding changes may result in higher or lower reimbursement of our tests. Whether or not we obtain a specific CPT code for our tests, there can be no assurance that an adequate payment rate will continue to be assigned to the tests, which could have a negative impact on our revenues.

        Additionally, on a five year rotational basis, Medicare requests bids for its regional MAC services. In 2008, we were notified of the transition from our initial MAC to Palmetto GBA as a result of this bidding process. Palmetto GBA has issued coverage and payment determinations on our Oncotype DX tests since that transition. In September 2012, Medicare notified us that the next successor MAC for our region will be Noridian Administrative Services. We have been informed that a transition will not take place before June 2013 but we have not been advised of the specific timing of the transition. A change in the MAC processing the Medicare claims for our Oncotype DX tests could impact the coverage or payment rates for our current tests and our ability to obtain Medicare coverage for products for which we do not yet have coverage or any products we may launch in the future.

Because of Medicare billing rules, we may not receive reimbursement for all tests provided to Medicare patients.

        Under current Medicare billing rules, claims for our Oncotype DX tests performed on Medicare beneficiaries who were hospital inpatients at the time the tumor tissue samples were obtained and whose tests were ordered less than 14 days from discharge must be incorporated in the payment that the hospital receives for the inpatient services provided. Medicare billing rules also require hospitals to bill for the test when ordered for hospital outpatients less than 14 days following the date of the hospital procedure where the tumor tissue samples were obtained. Accordingly, we are required to bill individual hospitals for tests performed on Medicare beneficiaries during these time frames. Because we generally do not have written agreements in place with these hospitals to pay for these tests, we may not be paid or may have to pursue payment from the hospital on a case-by-case basis. Although we believe patients coming under this rule represent less than 1% of our total breast cancer testing population, these billing rules may lead to confusion regarding whether Medicare provides adequate reimbursement for our tests, and could discourage Medicare patients from using our test. In addition, a greater proportion of eligible patients for our colon and planned prostate tests are covered by Medicare. We cannot assure you that Medicare will reverse these billing rules or that Medicare will not extend this limitation in the future and we also cannot ensure that hospitals will agree to arrangements to pay us for Oncotype DX tests performed on patients falling under these rules.

We depend on Medicare for a significant portion of our product revenues and if Medicare or other significant payors stop providing reimbursement or decrease the amount of reimbursement for our tests, our revenues could decline.

        Reimbursement on behalf of patients covered by Medicare accounted for 22%, 22% and 21% of our product revenues for the years ended December 31, 2012, 2011, and 2010, respectively. Accounts receivable on behalf of patients covered by Medicare represented 21% and 27% of our net accounts receivable at December 31, 2012 and 2011, respectively. While there were no other third-party payors representing 10% or more of our product revenues for these periods, there have been in the past, and may be in the future, other payors accounting for 10% or more of our product revenues. Because the majority of stage II and stage III colon cancer patients and prostate cancer patients in the United States are age 65 and over, and thus insured by Medicare, we may become more dependent on Medicare reimbursement in the future. It is possible that Medicare or other third-party payors that provide reimbursement for our tests may suspend, revoke or discontinue coverage at any time, may require co-payments from patients, or may reduce the reimbursement rates payable to us. Any such action could have a negative impact on our revenues.

Our financial results depend largely on the sales of one test, our Oncotype DX breast cancer test, and we will need to generate sufficient revenues from this and other tests to run our business.

        For the near future, we expect to continue to derive substantially all of our revenues from sales of one test, our Oncotype DX test for invasive breast cancer. While we launched our test for colon cancer in January 2010, we do not expect to recognize significant revenues from this test until significant levels of adoption of and reimbursement for this test have been established. We have similar expectations for revenue related to our Oncotype DX DCIS test, which was launched in December 2011. We are in various stages of research and development for other tests that we may offer, such as our planned prostate cancer test, as well as for enhancements to our existing tests. We may not be able to successfully commercialize our prostate cancer test or tests for other cancers or diseases. If we are unable to increase sales of our test for invasive breast cancer, establish significant levels of adoption of and reimbursement for our colon cancer and DCIS tests, or successfully develop and commercialize our prostate cancer test and other tests or enhancements, our revenues and our ability to achieve sustained profitability would be impaired.

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

        We are also required to maintain a license to conduct testing in California. California laws establish standards for day-to-day operation of our clinical reference laboratory, including the training and skills required of personnel and quality control. In addition, our clinical reference laboratory is required to be licensed on a product-specific basis by New York State. New York law also mandates proficiency testing for laboratories licensed under New York state law, regardless of whether or not such laboratories are located in New York. Moreover, several other states require that we hold licenses to test specimens from patients in those states. Other states may have similar requirements or may adopt similar requirements in the future. Finally, we may be subject to regulation in foreign jurisdictions as we seek to expand international distribution of our tests, which may require review of our tests in order to offer our services or may have other limitations such as prohibitions on the export of tissue necessary for us to perform our tests that may limit our ability to distribute outside of the United States.

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

New test development involves a lengthy and complex process, and we may be unable to commercialize on a timely basis, or at all, our planned prostate cancer test or any other tests we may develop.

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

        Prior to the inclusion of our Oncotype DX breast cancer test in clinical guidelines for treatment of N-, ER+ breast cancer, guidelines and practices regarding the treatment of breast cancer recommended that chemotherapy be considered in most cases, including many cases in which our test might indicate that, based on our clinical trial results, chemotherapy would be of little or no benefit. Accordingly, physicians may be reluctant to order a test that may suggest recommending against chemotherapy in treating breast cancer. Moreover, our test provides quantitative information not currently provided by pathologists and it is performed at our facility rather than by the pathologist in a local laboratory, so pathologists may be reluctant to support our test. These facts may make it difficult for us to convince medical practitioners to order our test for their patients, which could limit our ability to generate revenues and achieve sustained profitability.

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

        Some patients may decide not to use our Oncotype DX tests due to their price, all or part of which may be payable directly by the patient if the applicable payor denies reimbursement in full or in part. Even if medical practitioners recommend that their patients use our tests, patients may still decide not to use our tests, either because they do not want to be made aware of the likelihood of recurrence or they wish to pursue a particular course of therapy regardless of test results. Additionally, the current economic environment in the United States and abroad could continue to negatively impact patients, resulting in higher co-payments and insurance premiums or the loss of healthcare coverage, which may result in delayed medical checkups or an inability to pay for our tests. If only a small portion of the patient population decides to use our tests, we will experience limits on our revenues and our ability to achieve sustained profitability.

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

        In recent years, there have been numerous advances in technologies relating to the diagnosis and treatment of cancer. For example, technologies in addition to ours now permit measurement of gene expression in fixed paraffin-embedded tissue specimens. New chemotherapeutic or biologic strategies are being developed that may increase survival time and reduce toxic side effects. There have also been advances in methods used to analyze very large amounts of genomic information, specifically next generation sequencing, or NGS. These advances require us to continuously develop our technology, develop new products and enhance existing products to keep pace with evolving standards of care. Our tests could become obsolete unless we continually innovate and expand our products to demonstrate recurrence and treatment benefit in patients treated with new therapies. New treatment therapies typically have only a few years of clinical data associated with them, which limits our ability to perform clinical studies and correlate sets of genes to a new treatment's effectiveness. If we are unable to demonstrate the applicability of our tests to new treatments, sales of our test could decline, which would harm our revenues.

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

If patent regulations or standards are modified, such changes could have a negative impact on our business.

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

        There have been several cases involving "gene patents" and diagnostic claims that have been considered by the U.S. Supreme Court. A suit brought by multiple plaintiffs, including the American Civil Liberties Union, or ACLU, against Myriad Genetics, or Myriad, and the USPTO, could impact biotechnology patents. That case involves certain of Myriad's U.S. patents related to the breast cancer susceptibility genes BRCA1 and BRCA2. The Federal Circuit issued a written decision on July 29, 2011 that reversed the U.S. District Court for the Southern District of New York holding instead that the breast cancer genes are patentable subject matter. Subsequently, on March 20, 2012, the Supreme Court issued a decision in Mayo Collaborative v. Prometheus Laboratories, or Prometheus, a case involving patent claims directed to optimizing the amount of drug administered to a specific patient. According to that decision, Prometheus' claims failed to add enough inventive content to the underlying correlations to allow the processes they describe to qualify as patent-eligible processes that apply natural laws. The Supreme Court subsequently granted certiorari in the Myriad case, vacated the judgment, and remanded the case back to the Federal Circuit for further consideration in light of their decision in the Prometheus case. The Federal Circuit heard oral arguments on July 20, 2012, and issued a decision on August 16, 2012. The Federal Circuit reaffirmed its earlier decision and held that composition of matter claims directed to isolated nucleic acids are patent-eligible subject matter, but that method claims consisting of only abstract mental processes are not patent-eligible. On September 25, 2012, the ACLU filed a petition for a writ of certiorari asking the Supreme Court to review the Federal Circuit's decision. The Supreme Court will hear arguments for the case on April 15, 2013. We cannot predict whether any decision therefrom will have an impact on gene patents generally or the ability of biotechnology companies to obtain or enforce gene patents in the future.

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

        In addition, the Leahy-Smith America Invents Act, or the America Invents Act, which was signed into law in 2011, includes a number of significant changes to U.S. patent law. These include changes to transition from a "first-to-invent" system to a "first-to-file" system, changes to the way issued patents are challenged and changes to the way patent applications are disputed during the examination process. These changes may favor larger and more established companies that have more resources to devote to patent application filing and prosecution. The USPTO has developed new and untested regulations and procedures to govern the full implementation of the America Invents Act, and many of the substantive changes to patent law associated with the Act, and in particular the first to file provisions, will not become effective until March 16, 2013. Substantive changes to patent law associated with the Act may affect our ability to obtain, enforce or defend our patents. Accordingly, it is not clear what, if any, impact the America Invents Act will ultimately have on the cost of prosecuting our patent applications, our ability to obtain patents based on our discoveries and our ability to enforce or defend our issued patents, all of which could have a material adverse effect on our business.

We may face intellectual property infringement claims that could be time-consuming and costly to defend, and could result in our loss of significant rights and the assessment of treble damages.

        We have received notices of claims of infringement and misappropriation or misuse of other parties' proprietary rights and may from time to time receive additional notices. Some of these claims may lead to litigation. We cannot assure you that we will prevail in such actions, or that other actions alleging misappropriation or misuse by us of third-party trade secrets, infringement by us of third-party patents and trademarks or the validity of our patents, will not be asserted or prosecuted against us.

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

        Our principal competition for our breast and colon cancer tests comes from existing diagnostic methods used by pathologists and oncologists. These methods have been used for many years and are therefore difficult to change or supplement. In addition, companies offering capital equipment and kits or reagents to local pathology laboratories represent another source of potential competition. These kits are used directly by the pathologist, which facilitates adoption more readily than tests like ours that are performed outside the pathology laboratory.

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

        Under standard clinical practice, tumor biopsies removed from patients are typically chemically preserved and embedded in paraffin wax and stored. Our clinical development relies on our ability to secure access to these archived tumor biopsy samples, as well as information pertaining to their associated clinical outcomes. Generally, the agreements under which we gain access to archival samples are nonexclusive. Other companies study archival samples and often compete with us for access. Additionally, the process of negotiating access to archived samples is lengthy since it typically involves numerous parties and approval levels to resolve complex issues such as usage rights, institutional review board approval, privacy rights, publication rights, intellectual property ownership and research parameters. If we are not able to negotiate access to archival tumor tissue samples with hospitals, clinical partners, pharmaceutical companies, or companies developing therapeutics on a timely basis, or at all, or if other laboratories or our competitors secure access to these samples before us, our ability to research, develop and commercialize future products will be limited or delayed.

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

        Our research and development programs and commercial laboratory operations depend on our ability to attract and retain highly skilled scientists and technicians, including licensed laboratory technicians, chemists, biostatisticians and engineers. We may not be able to attract or retain qualified scientists and technicians in the future due to the competition for qualified personnel among life science businesses, particularly in the San Francisco Bay Area. In addition, it is expected that there will be a shortage of clinical laboratory scientists in coming years, which would make it more difficult to hire sufficient numbers of qualified personnel. We also face competition from universities and public and private research institutions in recruiting and retaining highly qualified scientific personnel. In addition, our success depends on our ability to attract and retain salespeople with extensive experience in oncology and urology and close relationships with medical oncologists, urologists, surgeons, pathologists and other hospital personnel. We may have difficulties locating, recruiting or retaining qualified salespeople, which could cause a delay or decline in the rate of adoption of our tests. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that could adversely affect our ability to support our research and development and sales programs. All of our employees are at-will, which means that either we or the employee may terminate their employment at any time.

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

  •
  natural disasters, political and economic instability, including wars, terrorism, and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and

  •
  regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors' activities that may fall within the purview of the FCPA, its books and records provisions or its anti-bribery provisions.

        Any of these factors could significantly harm our future international expansion and operations and, consequently, our revenues and results of operations.

Our dependence on distributors for sales of our Oncotype DX tests outside of the U.S. could limit or prevent us from selling our test in foreign markets and impact our revenue.

        As of December 31, 2012, we have entered into exclusive distribution agreements for the sale of our breast and colon cancer tests with approximately 20 distributors covering more than 80 countries. We may enter into other similar arrangements to distribute our tests in other countries in the future. We intend to continue to grow our business internationally, and to do so we may need to attract additional distributors to expand the territories in which we sell our tests. Distributors may not commit the necessary resources to market and sell our tests to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to enter into arrangements with distributors to market our tests in particular geographic areas, we may not realize long-term international revenue growth. In addition, our revenue from distributors could be negatively impacted as a result of changes in business cycles, business or economic conditions or other factors that could affect their ability to pay us for tests on a timely basis or at all. Regulatory requirements, costs of doing business outside of the United States and the reimbursement process in foreign markets may also impact our revenues from international sales or impact our ability to increase international sales in the future.

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

  •
  fund commercialization of our planned test for prostate cancer and any future tests we may develop;

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

        Our present and future funding requirements will depend on many factors, including:

  •
  the rate of progress in establishing and maintaining reimbursement arrangements with domestic and international third-party payors;

  •
  the cost of expanding our commercial and laboratory operations, including our selling and marketing efforts;

  •
  the rate of progress and cost of research and development activities associated with expansion of our Oncotype DX breast and colon cancer tests, and our planned prostate cancer test;

  •
  the rate of progress and cost of selling and marketing activities associated with establishing adoption of and reimbursement for our Oncotype DX colon cancer and DCIS tests, and our planned prostate cancer test;

  •
  costs related to launching our planned prostate cancer test and other future product launches;

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

  •
  costs and delays in product development as a result of any changes in regulatory oversight applicable to our products or operations;

  •
  the impact of changes in Federal, state and international taxation; and

  •
  the economic and other terms and timing of any collaborations, licensing or other arrangements into which we may enter or investments or acquisitions we may seek to effect.

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

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

        In the ordinary course of our business, we and our third party billing and collections provider collect and store sensitive data, including legally protected health information, credit card information, personally identifiable information about our employees, intellectual property, and our proprietary business information and that of our customers, payors and collaboration partners. We manage and maintain our applications and data utilizing a combination of on-site systems, managed data center systems and cloud-based data center systems. These applications and data encompass a wide variety of business critical information including research and development information, commercial information and business and financial information. We face four primary risks relative to protecting this critical information, including loss of access risk, inappropriate disclosure risk and inappropriate modification risk, combined with the risk of our being able to identify and audit our controls over the first three risks.

        The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure, and that of our third party billing and collections provider, may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance or other disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act of 1996, and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to process tests, provide test results, bill payors or patients, process claims and appeals, provide customer assistance services, conduct research and development activities, collect, process and prepare company financial information, provide information about our tests and other patient and physician education and outreach efforts through our website, manage the administrative aspects of our business and damage our reputation, any of which could adversely affect our business.

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

ITEM 1B.    Unresolved Staff Comments.

        None.

ITEM 2.    Properties.

        At December 31, 2012, we leased approximately 126,500 square feet of laboratory and office space in Redwood City, California under operating leases that expire between March 2018 and March 2019, with options for us to extend the term of each lease for an additional five years. We also leased approximately 2,500 square feet of office space in Geneva, Switzerland under an operating lease that expires in May 2015. We may need additional facilities in the future as we expand our business and believe that additional space, when needed, will be available on commercially reasonable terms.

ITEM 3.    Legal Proceedings.

        We were not a party to any material legal proceedings at December 31, 2012, or at the date of this report. We may from time to time become involved in various legal proceedings arising in the ordinary course of business.

ITEM 4.    Mine Safety Disclosures.

        Not applicable.

Executive Officers of the Registrant

        The names of our executive officers and their ages as of March 1, 2013, are as follows:

Name	Age	Position
Kimberly J. Popovits	54	President and Chief Executive Officer
G. Bradley Cole	57	Chief Operating Officer
Steven Shak, M.D.	62	Chief Medical Officer and Executive Vice President of Research & Development
Dean L. Schorno	50	Chief Financial Officer
Kathy L. Hibbs	49	Senior Vice President and General Counsel; Secretary

        Kimberly J. Popovits has served as our President and Chief Executive Officer since January 2009, and as Chairman of the Board since March 2012. Prior to that, Ms. Popovits served as our President and Chief Operating Officer since February 2002 and as a director since March 2002. From November 1987 to February 2002, Ms. Popovits served in various roles at Genentech, Inc., a biotechnology company, most recently serving as Senior Vice President, Marketing and Sales from February 2001 to February 2002, and as Vice President, Sales from October 1994 to February 2001. Prior to joining Genentech, she served as Division Manager, Southeast Region, for American Critical Care, a division of American Hospital Supply, a supplier of health care products to hospitals. Ms. Popovits holds a B.A. in Business from Michigan State University.

        G. Bradley Cole has served as our Chief Operating Officer since January 2009, and also served as Chief Financial Officer from July 2004 until January 2011. Prior to that, Mr. Cole served as Executive Vice President, Operations from January 2008 and as Executive Vice President and Chief Financial Officer from July 2004 until January 2009. Mr. Cole also served as our Secretary from February 2005 until July 2012. From December 1997 to May 2004, he served in various roles at Guidant Corporation, a medical device company, most recently serving as Vice President, Finance and Business Development for the Endovascular Solutions Group from January 2001 until May 2004. From July 1994 to December 1997, Mr. Cole was Vice President, Finance and Chief Financial Officer of Endovascular Technologies, Inc., a medical device company that was acquired by Guidant Corporation. From December 1988 to February 1994, he served as Vice President, Finance and Chief Financial Officer of Applied Biosystems Incorporated, a life sciences systems company. Mr. Cole holds a B.S. in Business from Biola University and an M.B.A. from San Jose State University.

        Steven Shak, M.D., has served as our Chief Medical Officer since December 2000 and has served as Executive Vice President of Research and Development since July 2012. From July 1996 to October 2000, Dr. Shak served in various roles in Medical Affairs at Genentech, most recently as Senior Director and Staff Clinical Scientist. From November 1989 to July 1996, Dr. Shak served as a Director of Discovery Research at Genentech, where he was responsible for Pulmonary Research, Immunology, and Pathology. Prior to joining Genentech, Dr. Shak was an Assistant Professor of Medicine and Pharmacology at the New York University School of Medicine. Dr. Shak holds a B.A. in Chemistry from Amherst College and an M.D. from the New York University School of Medicine, and completed his post-doctoral training at the University of California, San Francisco.

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

        Kathy L. Hibbs has served as our Senior Vice President and General Counsel since December 2009. Ms. Hibbs has also served as Secretary since July 2012. From February 2007 to August 2009, Ms. Hibbs served as a Senior Vice President and General Counsel of Monogram Biosciences, Inc., a developer of products to help guide and improve the treatment of infectious diseases, cancer and other serious diseases, and Ms. Hibbs served as Vice President and General Counsel of Monogram from April 2001 until February 2007. From 1994 to 2001, Ms. Hibbs held corporate counsel positions at Multitude, Inc., Varian Medical Systems and First Nationwide Bank. Ms. Hibbs holds a J.D. from the University of California, Hastings School of Law, and a B.A. in Political Science from the University of California, Riverside and is licensed to practice law in California.

 PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock, par value $0.0001 per share, is traded on the NASDAQ Global Market under the symbol "GHDX." The following table sets forth the range of high and low sales prices for our common stock for the periods indicated:

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Stock price—high	$31.93	$35.06	$36.94	$36.80
Stock price—low	$25.60	$27.63	$30.93	$26.42

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Stock price—high	$26.53	$28.69	$28.78	$29.34
Stock price—low	$20.79	$24.55	$19.00	$20.11

        According to the records of our transfer agent, we had 63 stockholders of record as of February 28, 2013.

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

        Set forth below is a line graph showing the cumulative total stockholder return (change in stock price plus reinvested dividends) assuming the investment of $100 on December 31, 2007 in each of our common stock, the NASDAQ Market Index and the NASDAQ Biotechnology Index for the period commencing on December 31, 2007 and ending on December 31, 2012. The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of future performance of our common stock.

 COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG GENOMIC HEALTH, INC.,
NASDAQ MARKET INDEX AND NASDAQ BIOTECHNOLOGY INDEX

	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012
Genomic Health, Inc.	$100.00	$86.04	$86.40	$94.48	$112.15	$120.32
NASDAQ Market Index	$100.00	$59.10	$82.19	$97.23	$98.85	$110.91
NASDAQ Biotechnology Index	$100.00	$93.40	$103.19	$113.89	$129.12	$163.33

Purchases of Equity Securities

        The table below summarizes our stock repurchase activity for the three months ended December 31, 2012 (in thousands, except per share amounts):

	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Fair Value of Shares that May Yet Be Purchased Under the Program
October 1—October 31, 2012	—		$—		—	$—
November 1—November 30, 2012	—		$—		—	$—
December 1—December 31, 2012	984	(1)	$—	(2)	984	$—

Total	984		$—	(2)	984

(1)
In December 2012, we entered into a collared accelerated share repurchase (ASR) agreement with J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch (JPMorgan). The ASR agreement was part of a share repurchase program authorized by our board of directors in December 2012 for the repurchase of up to $30.0 million of our common stock.

  Pursuant to the ASR agreement, in December 2012 we paid $30.0 million to JPMorgan and received 984,074 shares of our common stock, representing the minimum number of shares deliverable under the ASR agreement. The ASR agreement was terminated in February 2013, at which time JPMorgan delivered to us an additional 77,257 shares of our common stock. The final number of shares delivered to us by JPMorgan under the ASR agreement on the program termination date, net of the initial delivery, was determined based on the average of the daily volume weighted average prices of our common stock over a specified period ending on the program termination date.

(2)
The average purchase price of shares of common stock purchased pursuant to the ASR agreement was not determinable until the termination of the ASR agreement. As described in Note 1 above, the ASR agreement terminated in February 2013. The average purchase price of the 1,061,331 shares of common stock purchased pursuant to the ASR agreement was $28.27 per share.

ITEM 6.    Selected Financial Data.

        The following selected consolidated financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this report. The selected consolidated balance sheets data at December 31, 2012 and 2011 and the selected consolidated statements of operations data for each year ended December 31, 2012, 2011 and 2010 have been derived from our audited consolidated financial statements that are included elsewhere in this report. The selected consolidated balance sheets data at December 31, 2010, 2009 and 2008 and the selected consolidated statements of operations data for each year ended December 31, 2009 and 2008 have been derived from our audited consolidated financial statements not included in this report. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Product revenues	$233,457	$204,766	$174,870	$146,581	$108,658
Contract revenues	1,716	1,345	3,231	2,967	1,921

Total revenues	235,173	206,111	178,101	149,548	110,579
Operating expenses(1):
Cost of product revenues	37,018	33,832	34,634	32,562	27,185
Research and development	49,104	39,864	33,225	35,691	28,624
Selling and marketing	93,553	83,613	71,405	61,132	46,668
General and administrative	47,064	40,543	34,913	29,564	25,617

Total operating expenses	226,739	197,852	174,177	158,949	128,094

Income (loss) from operations	8,434	8,259	3,924	(9,401)	(17,515)
Interest income, net	295	221	232	612	1,764
Other income (expense), net	(58)	(205)	(4)	(62)	(399)

Income (loss) before income taxes	8,671	8,275	4,152	(8,851)	(16,150)
Income tax expense (benefit)	422	429	(136)	560	(61)

Net income (loss)	$8,249	$7,846	$4,288	$(9,411)	$(16,089)

Basic net income (loss) per share	$0.27	$0.27	$0.15	$(0.33)	$(0.57)

Diluted net income (loss) per share	$0.26	$0.26	$0.14	$(0.33)	$(0.57)

Weighted-average shares used in computing basic net income (loss) per share	30,326	29,395	28,815	28,563	28,298

Weighted-average shares used in computing diluted net income (loss) per share	32,152	30,754	29,653	28,563	28,298

(1)
Includes non-cash charges for employee stock-based compensation expense as follows:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Cost of product revenues	$441	$335	$342	$364	$491
Research and development	3,992	3,017	2,881	3,098	2,913
Selling and marketing	4,191	3,194	3,086	3,171	2,622
General and administrative	6,480	5,189	4,035	3,522	3,112

Total	$15,104	$11,735	$10,344	$10,155	$9,138

	At December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and marketable securities	$99,065	$100,474	$76,818	$57,448	$56,670
Working capital	104,869	102,856	76,097	55,541	52,693
Total assets	153,734	142,998	110,861	88,107	86,689
Notes payable	—	—	—	225	2,039
Accumulated deficit	(157,512)	(165,761)	(173,607)	(177,895)	(168,484)
Total stockholders' equity	126,326	115,359	86,110	68,509	66,175

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included in Item 8 of this report. Historical results are not necessarily indicative of future results.

Business Overview

        We are a global healthcare company that provides actionable genomic information to personalize cancer treatment decisions. We offer our Oncotype DX tests as a clinical laboratory service, where we analyze the expression levels of genes in tumor tissue samples and provide physicians with a quantitative gene expression profile expressed as a single quantitative score, which we call a Recurrence Score for invasive breast cancer and colon cancer, and a DCIS Score for ductal carcinoma in situ, or DCIS.

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

        For the year ended December 31, 2012, more than 74,520 Oncotype DX test reports were delivered for use in treatment planning, compared to more than 66,600 and 57,270 test reports delivered for the years ended December 31, 2011 and 2010, respectively. All of our tests are conducted at our clinical reference laboratory in Redwood City, California. Our clinical reference laboratory processing capacity is currently approximately 23,000 tests per calendar quarter. As test processing for our Oncotype DX breast and colon cancer tests is essentially the same, except that the tests use different RNA extraction methods and analyze different genes, we believe that we currently have sufficient capacity to process both of our tests. In connection with the planned 2013 launch of our prostate cancer test, we will be expanding our clinical laboratory processing capacity. We expect our initial commercialization efforts of our prostate cancer test will result in increased costs for laboratory testing, including staffing-related costs, incremental sales and marketing staffing to introduce our product to a new group of physicians and costs associated with obtaining reimbursement coverage.

        We depend upon third-party payors to provide reimbursement for our tests. Accordingly, we have and expect to continue to focus substantial resources on obtaining reimbursement coverage from third-party payors.

        We have continued to expand our business, both in the United States and internationally. We plan to continue to use essentially the same business model internationally as we use in the United States, however, there are significant differences between countries that need to be considered. For example, different countries may have a public healthcare system, a combination of public and private healthcare system or a cash-based payment system. We have a direct commercial presence with employees and consultants in some countries, including Canada, Germany, Ireland, Japan, Switzerland and the United Kingdom. Additionally, we have entered into exclusive distribution agreements for the sale of our tests with approximately 20 distributors covering more than 80 countries outside of the United States.

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

        The majority of our international Oncotype DX breast and colon cancer test revenues come from direct payor reimbursement, payments from our distributors, patient self-pay, and clinical collaborations in various countries. We have obtained some coverage for our breast cancer test outside of the United States, including in Canada, Germany, Greece, Ireland, Israel, Saudi Arabia, Spain and the United Kingdom. We expect that it will take several years to establish broad coverage and reimbursement for our Oncotype DX breast and colon cancer tests with payors in countries outside of the United States and there can be no assurance that our efforts will be successful.

  Oncotype DX Breast Cancer Test

        We expect to continue to focus substantial resources on pursuing global adoption of and reimbursement for our Oncotype DX breast cancer test. We believe increased demand for our Oncotype DX breast cancer test resulted from our ongoing commercial efforts, expanded utility for new breast cancer patient groups, continued publication of peer-reviewed articles on studies we sponsored, conducted or collaborated on that support the use of and reimbursement for the test, clinical presentations at major symposia, and the inclusion of our breast cancer test in clinical practice guidelines for node negative, or N-, estrogen receptor positive, or ER+, invasive disease. However, this increased demand is not necessarily indicative of future growth rates, and we cannot provide assurance that this level of increased demand can be sustained or that publication of articles, future appearances or presentations at medical conferences, increased commercial efforts or expansion of utility to new breast cancer patient groups will have a similar impact on demand for our breast cancer test in the future. Sequential quarterly demand for our breast cancer test may also be impacted by other factors, including the economic environment and continued high unemployment levels, seasonal variations that have historically impacted physician office visits, our shift in commercial focus to our various Oncotype DX cancer tests or any future products we may develop, patient enrollment in Oncotype DX clinical studies and the number of clinical trials in process by cooperative groups or makers of other tests conducting experience studies.

        Most national and regional third-party payors in the United States, along with the designated national Medicare contractor for our tests, have issued positive coverage determinations for our Oncotype DX breast cancer test for patients with node negative, or N-, estrogen receptor positive, or ER+, invasive disease through contracts, agreements or policy decisions. The local carrier with jurisdiction for claims submitted by us for Medicare patients also provides coverage for our breast cancer test for ER+ patients with node positive, or N+, disease (up to three positive lymph nodes)and invasive breast cancer patients where a lymph node status is unknown or not accessible due to a prior surgical procedure, or when the test is used to guide a neoadjuvant treatment decision. Additionally, some payors provide policy coverage for the use of our test in ER+ patients with N+ disease, including lymph node micro-metastasis (greater than

0.2 mm, but not greater than 2.0 mm in size). In July 2011, the American Journal of Managed Care published results of an economic assessment suggesting use of Oncotype DX in breast cancer patients with 1-3 positive nodes may improve health outcomes without adding incremental cost. However, we may not be able to obtain reimbursement coverage from other payors for our test for breast cancer patients with N+, ER+ disease.

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

  Oncotype DX Colon Cancer Test

        We expect to continue to focus substantial resources on pursuing global adoption of and reimbursement for our Oncotype DX colon cancer test. We believe the key factors that will drive further adoption of this test include results from additional studies we sponsor, conduct or collaborate on that support the use of and increased coverage and reimbursement for the test, clinical presentations at major symposia, publications and our ongoing commercial efforts. In June 2011, at the American Society of Clinical Oncology, or ASCO, Annual Meeting, a second large study confirming that the Oncotype DX colon cancer test independently predicts individualized recurrence risk for stage II colon cancer was presented. In November 2011, positive results from the QUASAR clinical validation study were published online by the Journal of Clinical Oncology. Current or future studies of our colon cancer test may lead to inclusion of the test in clinical guidelines and as standard of care for indicated patients.

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

        In June 2012, based on the positive results of the NSABP C-07 validation study, which we presented in September 2012 at the European Society for Medical Oncology Congress, we began offering the Oncotype DX colon cancer test for use in patients with stage III disease treated with oxaliplatin-containing adjuvant therapy.

        In an exploratory component of the NSABP C-07 clinical trial, researchers analyzed over 700 new genes and identified 16 genes as being predictive of oxaliplatin benefit when added to adjuvant therapy for use in patients with stage III colon cancer. We plan to utilize these results and initiate a validation study in 2013.

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

  Product Development Opportunities

        In addition to developing products to address new cancer areas, we continually look to expand the clinical utility and addressable patient populations for our existing cancer tests. These developments efforts may lead to a wide variety of possible new products covering various treatment decisions, including:

  •
  Risk assessment;

  •
  Screening and prevention;

  •
  Early disease diagnosis;

  •
  Adjuvant disease diagnosis;

  •
  Metatastic treatment selection; and

  •
  Treatment monitoring.

        Future products may address a specific clinical need or guide a targeted therapy decision and may also leverage our NGS capabilities to expand our product opportunities.

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

        As of the date of this report, we have not experienced a loss of principal on any of our investments, and we expect that we will continue to be able to access or liquidate these investments as needed to support our business activities. We periodically monitor the financial position of our significant third-party payors, which include Medicare and managed care companies. As of the date of this report, we do not expect the current economic environment to have a material negative impact on our ability to collect payments from third-party payors in the foreseeable future. The economic environment continued to impact growth in tests delivered and revenue generated during the year ended December 31, 2012. We intend to continue to assess the impact of the economic environment on our business activities. If the economic environment does not improve or deteriorates, our business including our patient population, government and third-party payors and our distributors and suppliers could be negatively affected, resulting in a negative impact on our product revenues.

  U.S. Healthcare Environment

        The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or, collectively, the PPACA, enacted in March 2010, makes changes that are expected to significantly impact the pharmaceutical and medical device industries and clinical laboratories. The PPACA contains a number of provisions designed to generate the revenues necessary to fund expanded health insurance coverage, including new fees or taxes on certain health related industries, including medical device manufacturers. Beginning in 2013, each medical device manufacturer will have to pay sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices that are listed with the FDA. Although the Food and Drug Administration, or FDA, has contended that clinical laboratory tests that are developed and validated by a laboratory for its own use, referred to as LDTs, such as our Oncotype DX breast and colon cancer tests, are medical devices, none of our products are currently listed with the FDA. We cannot assure you that the tax will not be extended to services such as ours in the future.

        The PPACA also mandates a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule, or CLFS, of 1.75% through 2015 and a productivity adjustment to the CLFS. In addition, the PPACA establishes a board that is charged with reducing the per capita rate of growth in Medicare spending. We are monitoring the impact of the PPACA in order to enable us to determine the trends and changes that may be necessitated by the legislation that may potentially impact on our business over time.

        In February 2012, Congress passed the "Middle Class Tax Relief and Job Creation Act of 2012" which in part reduced the potential future cost-based increases to the Medicare CLFS by 2%. Overall, the total fee cut to the CLFS for 2013 is 2.95% not including a further reduction of 2% anticipated from implementation of the automatic expense reductions (sequester) under the Budget Control Act of 2011 which will go into effect for dates of service on or after April 1, 2013 unless Congress acts to modify the automatic cuts.

        The Centers for Medicare and Medicaid Services, CMS, sought public input through the notice and comment period for the proposed Medicare Physician Fee Schedule, on whether all new AMA Molecular Diagnostic codes be placed on either the Medicare Physician Fee Schedule, which would likely require a 20% patient co-payment for such services, or remain on the CLFS. On November 1, 2012, CMS issued a final rule on the Physican Fee Schedule which stated that these new codes would be placed on the CLFS. On August 31, 2012, CMS also issued a preliminary determination for the 2013 CLFS which proposed not to recognize Multi-Analyte codes with Algorithmic Analyses, or MAAA, and questioned whether algorithm-based tests are covered benefits for Medicare beneficiaries. However, in its final determination released on November 6, 2012, CMS deleted the statement about not covering algorithmic analysis, and stated that laboratories performing MAAA tests for Medicare beneficiaries should continue to bill for these tests in 2013 as they are currently billed under the CLFS. CMS intends to consider its payment policy for MAAAs again in 2013 and may issue a determination to pay or not pay for these tests beginning in 2014. Our current Medicare reimbursement determination was set by a local coverage decision and not set nationally by CMS. These or any future changes in covered benefit determination, proposed fees or mandated reductions in payments may apply to some or all of our clinical laboratory tests delivered to Medicare beneficiaries.

  Changes in Medicare Administrative Contractor (MAC) services

        On a five year rotational basis, Medicare requests bids for its regional MAC services. In 2008, we were notified of the transition from our initial MAC to Palmetto GBA as a result of this bidding process. Palmetto GBA has issued coverage and payment determinations on our Oncotype DX tests since that transition. In September 2012, Medicare notified us that the next successor MAC for our region will be Noridian Administrative Services. We have been informed that a transition will not take place before June 2013 but we have not been advised of the specific timing of the transition. A change in the MAC processing Medicare claims for our Oncotype DX tests could impact the coverage or payment rates for our current tests and our ability to obtain Medicare coverage for products for which we do not yet have coverage or any products we may launch in the future.

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

  Revenue Recognition

        We determine whether revenue is recognized on an accrual basis when test results are delivered or on a cash basis when cash is received from the payor. Our revenues for tests performed are recognized on an accrual basis when the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. We assess whether the fee is fixed or determinable based on the nature of the fee charged for the products or services delivered and existing contractual arrangements. When evaluating collectability, we consider whether we have sufficient history to reliably estimate a payor's individual payment patterns. Based upon at least several months of payment history, we review the number of tests paid against the number of tests billed and the payor's outstanding balance for unpaid tests to determine whether payments are being made at a consistently high percentage of tests billed and at appropriate amounts given the contracted payment amount. To the extent all criteria set forth above are not met, including where there is no evidence of payment history at the time test results are delivered, product revenues are recognized on a cash basis when cash is received from the payor.

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

        As of December 31, 2012, amounts outstanding for tests delivered, net of write-downs and adjustments, which were not recognized as revenue upon delivery because our accrual revenue recognition criteria were not met and which had not been collected, totaled approximately $38 million. We cannot provide any assurance as to when, if ever, and to what extent these amounts will be collected.

        From time to time, we receive requests for refunds of payments, generally due to overpayments made by third-party payors. Upon becoming aware of a refund request, we establish an accrued liability for tests covered by the refund request until such time as we determine whether or not a refund is due. If we determine that a refund is due, we credit cash and reduce the accrued liability. Accrued refunds were $664,000 and $562,000 at December 31, 2012 and 2011, respectively.

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

  Accounts Receivable

        We accrue an allowance for doubtful accounts against our accounts receivable based on estimates consistent with historical payment experience. Our allowance for doubtful accounts is evaluated quarterly and adjusted when trends or significant events indicate that a change in estimate is appropriate. Historically, the amounts of uncollectible accounts receivable that have been written off have been consistent with management's expectations. We cannot assure you that we will not experience higher than expected write-offs in the future. As of December 31, 2012 and 2011, our allowance for doubtful accounts was $1.1 million and $1.2 million, respectively. See "Liquidity and Capital Resources" for additional information, including a summary of accounts receivable aging by payor mix.

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

        All potential future product programs outside of breast and colon cancer, and our prostate cancer test expected to launch in 2013, are in the research or development phase. Although we have estimated the time frame in which some of these products may be brought to market, the timing is uncertain given the technical challenges and clinical variables that exist between different types of cancers. We maintain information regarding costs incurred for activities performed under certain contracts with biopharmaceutical and pharmaceutical companies. However, we do not generally record or maintain information regarding costs incurred in research and development on a program-specific basis. Our research and development staff and associated infrastructure resources are deployed across several programs. Many of our costs are thus not attributable to individual programs. As a result, we are unable to determine the duration and completion costs of our research and development programs or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product.

  Stock-based Compensation Expense

        We measure all stock-based payments to employees and directors, including grants of stock options, based on their relative fair values. Fair values of awards granted under our stock option plans and Employee Stock Purchase Plan, or ESPP, were estimated at grant or purchase rights offering dates using a Black Scholes option valuation model. Stock-based compensation expense related to stock option grants is estimated at the date of grant and stock-based compensation expense related to ESPP purchases is estimated at the beginning of each offering period based on these fair value calculations. The expense is recognized ratably over the requisite service period. The application of option valuation models requires significant judgment and the use of estimates, particularly surrounding assumptions used in determining fair value. The Black Scholes option valuation model requires the use of estimates such as stock price volatility and expected option lives to value stock-based compensation. Our assumptions regarding expected volatility are based on the historical volatility of our common stock. The expected life of options is estimated based on historical option exercise data and assumptions related to unsettled options. The expected life of stock issuable pursuant to the ESPP is six months, or the duration of the purchase period. Expected forfeiture rates for stock option grants are based on historical data, and compensation expense is adjusted for actual results. We do not include expected forfeiture rates when calculating stock-based compensation expense for stock issuable pursuant to the ESPP due to the short duration of the purchase period; however, we do adjust the expense for actual results.

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

  Deferred Tax Assets

        We are required to reduce our deferred tax assets by a valuation allowance if it is more likely than not that some or all of our deferred tax assets will not be realized. We must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of our valuation allowance, if any, we assess the likelihood that we will be able to recover our deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses and, based on all available evidence, we believe it is more likely than not that our recorded net deferred tax assets will not be realized. Accordingly, we recorded a valuation allowance against all of our net deferred tax assets at both December 31, 2012 and December 31, 2011. We will continue to maintain a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.

Results of Operations

  Comparison of Years Ended December 31, 2012, 2011 and 2010

        We recorded net income of $8.2 million for the year ended December 31, 2012, compared to net income of $7.8 million and $4.3 million for the years ended December 31, 2011 and 2010, respectively. On a basic per share basis, net income was $0.27, $0.27 and $0.15 for the years ended December 31, 2012, 2011 and 2010, respectively. On a diluted per share basis, net income was $0.26, $0.26 and $0.14 for the years ended December 31, 2012, 2011 and 2010, respectively. We may incur net losses in future periods due to future spending and fluctuations in our business, and we may not maintain profit levels in the future.

  Revenues

        We derive our revenues primarily from product sales and, to a lesser extent, from contract research arrangements. We operate in one industry segment. As of December 31, 2012, substantially all of our product revenues have been derived from the sale of our Oncotype DX invasive breast cancer test. Payors are billed upon generation and delivery of test results to the physician. Product revenues are recorded on a cash basis unless a contract or arrangement to pay is in place with the payor at the time of billing and collectability is reasonably assured. Contract revenues are derived from studies conducted with biopharmaceutical and pharmaceutical companies and are recorded as revenue when contractual obligations are completed.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Product revenues	$233,457	$204,766	$174,870
Contract revenues	1,716	1,345	3,231

Total revenues	$235,173	$206,111	$178,101

Year over year dollar increase in product revenues	$28,691	$29,896
Year over year percentage increase in product revenues	14%	17%

        The year over year increases in product revenues resulted from increased adoption, as primarily evidenced by a 12% increase in test volume for the year ended December 31, 2012 and a 16% increase in test volume for the year ended December 31, 2011. We also experienced 47% and 87% increases in international revenue for the years ended December 31, 2012 and 2011, respectively. Approximately $154.3 million, or 66%, of product revenues for the year ended December 31, 2012, was recorded on an accrual basis and recognized at the time the test results were delivered, compared to $138.5 million, or 68%, and $97.7 million, or 56%, of product revenues for the years ended December 31, 2011 and 2010, respectively. For all periods, the balance of product revenues was recognized upon cash collection as payments were received.

        Product revenues related to Medicare patients for the year ended December 31, 2012 were $52.5 million, or 22%, of product revenues, compared to $44.4 million, or 22%, and $36.3 million, or 21%, of product revenues for the years ended December 31, 2011 and 2010, respectively. There were no other third-party payors comprising product revenues of 10% or more for those years. International product revenues were $27.7 million, or 12% of product revenues, for the year ended December 31, 2012, compared to $18.8 million, or 9%, and $10.1 million, or 6%, of product revenues, for the years ended December 31, 2011 and 2010, respectively.

        Product revenues for the year ended December 31, 2010 were affected by delayed receipt of approximately $2.5 million in payments from two third-party payors. The delays, which adversely impacted revenues for 2009, resulted from interruptions in payments due to contract and documentation requirements, which were resolved and recorded in the first half of 2010. The timing of recognition of revenue related to these and other third-party payments may cause fluctuations in product revenues from period to period.

        Contract revenues were $1.7 million, $1.3 million and $3.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. Contract revenues represented studies assessing our gene expression technology or collaborative work in gene selection and protocol design with our pharmaceutical partners. The decrease in contract revenues for 2011 compared to 2010 was due primarily to a $1.6 million decrease in ongoing activities related to our collaboration with Pfizer Inc. We expect that our contract revenues will continue to fluctuate based on the number and timing of studies being conducted.

  Cost of Product Revenues

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Tissue sample processing costs	$28,540	$24,950	$23,802
Stock-based compensation	441	335	342

Total tissue sample processing costs	28,981	25,285	24,144
License fees	8,037	8,547	10,490

Total cost of product revenues	$37,018	$33,832	$34,634

Year over year dollar increase (decrease)	$3,186	$(802)
Year over year percentage increase (decrease)	9%	(2)%

        Cost of product revenues represents the cost of materials, direct labor, equipment and infrastructure expenses associated with processing tissue samples (including sample accessioning, histopathology, anatomical pathology, paraffin extraction, RT-PCR, quality control analyses and shipping charges to transport tissue samples) and license fees. Infrastructure expenses include allocated facility occupancy and information technology costs. Costs associated with performing our test are recorded as tests are processed. Costs recorded for tissue sample processing represent the cost of all the tests processed during the period regardless of whether revenue was recognized with respect to that test. Royalties for licensed technology calculated as a percentage of product revenues and fixed annual payments relating to the launch and commercialization of Oncotype DX tests are recorded as license fees in cost of product revenues at the time product revenues are recognized or in accordance with other contractual obligations. While license fees are generally calculated as a percentage of product revenues, the percentage increase in license fees does not correlate exactly to the percentage increase in product revenues because certain agreements contain provisions for fixed annual payments and other agreements have tiered rates and payments that may be capped at annual minimum or maximum amounts. License fees represent a significant component of our cost of product revenues and are expected to remain so for the foreseeable future.

        Tissue sample processing costs increased $3.6 million, or 14%, in 2012 compared to 2011, and $1.1 million, or 5%, in 2011 compared to 2010, driven by increases in test volume of 12% and 16% in 2012 and 2011, respectively, which were partially offset by cost controls and efficiency gains. License fees decreased $510,000, or 6%, in 2012 compared to 2011 and $1.9 million, or 19%, in 2011 compared to 2010. License fees for the year ended December 31, 2011 included an $800,000 reduction from a payment received under a legal settlement related to the abandonment of a patent and a $2.2 million reduction in license fees from the execution of an amendment to our PCR license agreement that reduces the rate paid on PCR-based product revenues recorded after July 1, 2011. License fees for the year ended December 2012 included the full year effect of the amendment to our PCR license agreement, partially offset by an increase in license fees resulting from increased year over year product revenues. We expect the cost of product revenues to increase in future periods to the extent we process more tests.

  Research and Development Expenses

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Personnel-related expenses	$24,724	$20,357	$16,650
Stock-based compensation	3,992	3,017	2,881
Collaboration expenses	1,907	2,896	2,244
Reagents and laboratory supplies	3,152	2,376	2,068
Allocated information technology, facilities and other costs	11,159	7,490	5,995
Other costs	4,170	3,728	3,387

Total research and development expenses	$49,104	$39,864	$33,225

Year over year dollar increase (decrease)	$9,240	$6,639
Year over year percentage increase (decrease)	23%	20%

        Research and development expenses represent costs incurred to develop our technology, such as NGS and continuous process improvement, and carry out clinical studies, primarily related to our ongoing work in breast, colon and prostate cancer. Research and development expenses include personnel-related expenses, reagents and supplies used in research and development laboratory work, infrastructure expenses, including allocated overhead and facility occupancy costs, contract services and other outside costs. Research and development expenses also include costs related to activities performed under contracts with biopharmaceutical and pharmaceutical companies.

        The $9.2 million, or 23%, increase in research and development expenses for 2012 compared to 2011 included a $4.4 million increase in personnel-related expenses, a $3.7 million increase in allocated information technology, facilities and other costs, a $975,000 increase in stock-based compensation, a $776,000 increase in reagents and laboratory supplies and a $441,000 increase in other costs, partially offset by a decrease in collaboration expenses of $989,000. Of the $4.3 million increase in personnel-related expenses, $3.9 million was attributable to increases in salaries, benefits and related expenses, and $341,000 was related to higher bonus payments.

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

        The increase in personnel-related expenses for both 2012 and 2011 were primarily attributable to increased headcount to support projects related to our pipeline and ongoing work in next generation sequencing, or NGS.

        The decrease in collaboration expenses for 2012 compared to 2011 was primarily due to the completion of several domestic collaboration studies in 2011 or early 2012 focusing on DCIS, prostate and colon cancers, partially offset by new studies launching in the second half of 2012 focusing on breast and renal cancers. The increase in collaboration expenses for 2011 compared to 2010 was primarily due to an increase in domestic collaboration studies focusing on breast and colon cancers as well as other cancer studies related to prostate and renal cancer.

        We expect our research and development expenses to increase in future periods due to increased investment in our new product pipeline for breast, colon, prostate, renal and other cancers, along with increased investment in NGS.

  Selling and Marketing Expenses

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Personnel-related expenses	$48,189	$42,813	$35,288
Stock-based compensation	4,191	3,194	3,086
Promotional and marketing materials	14,647	14,961	13,665
Travel, meetings and seminars	11,070	9,196	8,253
Allocated information technology, facilities and other costs	12,231	10,437	8,242
Other costs	3,225	3,012	2,871

Total selling and marketing expenses	$93,553	$83,613	$71,405

Year over year dollar increase	$9,940	$12,208
Year over year percentage increase	12%	17%

        Our selling and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses, market analysis and development expenses and infrastructure expenses, including allocated facility occupancy and information technology costs. These expenses include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding our genomic technologies, how our Oncotype DX tests are developed and validated and the value of the quantitative information that our tests provide. Selling and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation and dissemination of scientific and economic publications related to our Oncotype DX tests. Our sales force compensation includes annual salaries and eligibility for quarterly commissions based on the achievement of predetermined sales goals and other management objectives.

        The $9.9 million, or 12%, increase in selling and marketing expenses for 2012 compared to 2011 was primarily due to U.S. and international sales and operations support and included a $5.4 million increase in personnel-related expenses, a $1.9 million increase in travel, meetings and seminars expenses, a $1.8 million increase in allocated information technology, facilities and other costs and a $997,000 increase in stock-based compensation and other costs partially offset by a $313,000 decrease in promotional and marketing materials. These increases included costs related to the addition of 14 U.S. sales representatives in the first quarter of 2012 and to our international expansion. Of the $5.4 million increase in personnel-related expenses, $5.8 million was attributable to increases in salaries, benefits and related expenses, partially offset by decreases of $437,000 attributable to lower consulting expenses.

        The $12.2 million, or 17%, increase in selling and marketing expenses for 2011 compared to 2010 was primarily due to a $7.5 million increase in personnel-related expenses, a $2.2 million increase in allocated information technology, facilities and other costs, a $1.3 million increase in promotional and marketing materials, a $943,000 increase in travel, meetings and seminars expenses, and a $249,000 increase in stock-based compensation and other costs. These increases included costs related to the addition of eight U.S. sales representatives in January and March 2011 and to our continued international expansion efforts. Of the $7.5 million increase in personnel-related expenses, $4.7 million was attributable to increases in salaries, benefits and related expenses, $1.5 million was attributable to higher commissions and bonus payments, and $1.3 million was attributable to higher consulting expenses.

        We expect selling and marketing expenses will continue to increase in future periods due to our efforts to establish adoption of and reimbursement for our new products, continued investment in our global commercial infrastructure and increases in our sales force.

  General and Administrative Expenses

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Personnel-related expenses	$33,811	$26,259	$22,136
Stock-based compensation	6,480	5,189	4,035
Occupancy and equipment expenses	15,793	14,606	12,882
Billing and collection fees	8,598	6,977	6,524
Bad debt expense	3,408	3,484	2,231
Professional fees and other expenses	7,347	6,578	6,446
Information technology, facilities and other cost allocations	(28,373)	(22,550)	(19,341)

Total general and administrative expenses	$47,064	$40,543	$34,913

Year over year dollar increase	$6,521	$5,630
Year over year percentage increase	16%	16%

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

        The $6.5 million, or 16%, increase in general and administrative expenses for 2012 compared to 2011 included a $7.6 million increase in personnel-related expenses, a $1.6 million increase in billing and collection fees, a $1.3 million increase in stock-based compensation, a $1.2 million increase in occupancy and equipment expenses, a $769,000 increase in professional fees, including legal expenses, and other costs, partially offset by a $5.8 million decrease related to information technology, facilities and other costs allocated to other functional areas and a $76,000 decrease in bad debt expense. Of the $7.6 million increase in personnel-related expenses, $4.8 million was attributable to increases in salaries and benefits expenses, primarily resulting from increased headcount, $2.4 million was attributable to higher contract labor and consulting expenses to support growth of our business and $339,000 was attributable to higher bonus payments.

        The $5.6 million, or 16%, increase in general and administrative expenses for 2011 compared to 2010 included a $4.1 million increase in personnel-related expenses, a $1.7 million increase in occupancy and equipment expenses, a $1.3 million increase in bad debt expense, a $1.2 million increase in stock-based compensation, a $453,000 increase in billing and collection fees, and a $132,000 increase in professional fees, including legal expenses, and other costs, partially offset by a $3.2 million decrease related to information technology, facilities and other costs allocated to other functional areas. Of the $4.1 million increase in personnel-related expenses, $3.1 million was attributable to increases in salaries and benefits expenses, primarily resulting from increased headcount, and $1.0 million was attributable to higher contract labor and consulting expenses to support growth of our business.

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

  Interest Income

        Interest income was $295,000 for the year ended December 31, 2012, compared to $221,000 and $232,000 for years ended December 31, 2011 and 2010, respectively. The increase in interest income in 2012 compared to 2011 and 2010 reflected higher average balances in our investment portfolio in 2012. We expect our interest income will remain nominal if the current low interest rate environment continues.

  Other Income (Expense), Net

        Other expense, net was $58,000 for the year ended December 31, 2012, compared to other expense, net of $205,000 and $4,000 for the years ended December 30, 2011 and 2010, respectively. Other expense, net for the year ended December 31, 2012 included a $98,000 loss on an investment in a private company accounted for using the equity method and $46,000 of net foreign currency transaction losses, offset by a gain on disposal of assets of $86,000. Other expense, net for the year ended December 31, 2011 included a $165,000 loss on an investment in a private company accounted for using the equity method and $47,000 of net foreign currency transaction losses. We expect other income (expense), net to continue to fluctuate based on fluctuations in exchange rates that impact our foreign exchange transaction gains and losses and both the level and performance of investments accounted for under the equity method.

  Income Tax Expense (Benefit)

        For the years ended December 31, 2012 and 2011, we recorded income tax expense of $422,000 and $429,000, respectively, principally comprised of federal alternative minimum tax, state income taxes and foreign income taxes. For the year ended December 31, 2010, we recorded an income tax benefit of $136,000, which was principally comprised of a benefit for the reversal of 2009 alternative minimum income tax, partially offset by state income taxes and foreign taxes.

        As a result of historical losses and based on all current available evidence, we believe that it is more likely than not that our recorded net deferred tax assets will not be realized. Accordingly, we recorded a full valuation allowance on our net deferred tax assets for the years ended December 31, 2012 and 2011, respectively. We will continue to maintain a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.

Liquidity and Capital Resources

        As of December 31, 2012, we had an accumulated deficit of $157.5 million. We may incur net losses in the future, and we cannot provide assurance as to when, if ever, we will achieve sustained profitability. We expect that our research and development, selling and marketing and general and administrative expenses will increase in future periods and, as a result, we will need to continue to generate significant product revenues to achieve sustained profitability.

  Sources (Uses) of Liquidity

        At December 31, 2012, we had cash, cash equivalents and short-term investments of $99.1 million compared to $100.5 million at December 31, 2011. The $1.4 million decrease was attributable to the payment of $30 million in connection with an accelerated share repurchase program and investments in the growth of our business, including research and development, U.S. and international expansion, activities related to reimbursement coverage of our various cancer tests and investments in privately held companies offset by increased cash collections from increased sales of our tests, payments from collaborators and cash received from the exercise of employee stock options. In accordance with our investment policy, available cash is invested in short-term, low-risk, investment-grade debt instruments. Our cash and short-term investments are held in a variety of interest-bearing instruments including money market accounts, U.S. Treasury securities, debt obligations of U.S. government-sponsored entities, and high-grade commercial paper and corporate bonds.

        Historically we have financed our operations primarily through sales of our equity securities and cash received in payment for our tests. Certain purchases of equipment and leasehold improvements have been partially financed through capital equipment financing arrangements.

        In December 2012, we entered into a collared accelerated share repurchase agreement with a financial institution for the purpose of repurchasing up to $30.0 million of our outstanding shares of common stock. Under the terms of this agreement, in December 2012, we paid $30.0 million to a financial institution and received 984,074 shares of our common stock, representing the minimum number of shares deliverable under the agreement. In February 2013, upon termination of the agreement and in accordance with the share delivery provisions of the agreement, we received an additional 77,257 shares of our common stock based on the average of the daily volume weighted-average prices of our common stock during a specified period.

  Accounts Receivable

        At December 31, 2012 and 2011, $22.3 million, or 14%, and $21.1 million, or 15%, respectively, of our total assets consisted of accounts receivable. The $1.2 million year over year increase in accounts receivable was primarily attributable to increased revenues and additional payors moving from cash basis to accrual basis during 2012. Days sales outstanding, or DSOs, is a measure of the average number of days it takes for us to collect our accounts receivable, calculated from the date that tests are billed. At December 31, 2012 and 2011, our weighted average DSOs were 63 days.

        The following tables summarize accounts receivable by payor mix at December 31, 2012 and 2011:

	December 31, 2012
	Total	% of Total	Current	31 - 60 Days	61 - 90 Days	91 - 120 Days	121 to 180 Days	Over 180 Days
	(In thousands)
Managed care and other	$18,373	79%	$8,033	$3,760	$2,183	$1,299	$1,255	$1,843
Medicare	5,013	21	3,903	416	51	44	61	538

Total	23,386	100%	$11,936	$4,176	$2,234	$1,343	$1,316	$2,381

Allowance for doubtful accounts	(1,133)

Net accounts receivable	$22,253

	December 31, 2011
	Total	% of Total	Current	31 - 60 Days	61 - 90 Days	91 - 120 Days	121 to 180 Days	Over 180 Days
	(In thousands)
Managed care and other	$16,644	75%	$7,785	$2,615	$1,616	$1,243	$1,364	$2,021
Medicare	5,639	25	3,974	358	286	404	396	221

Total	22,283	100%	$11,759	$2,973	$1,902	$1,647	$1,760	$2,242

Allowance for doubtful accounts	(1,206)

Net accounts receivable	$21,077

  Cash Flows

	2012	2011	2010
	(In thousands)
As of December 31:
Cash, cash equivalents and short-term investments	$99,065	$100,474	$76,818
Working capital	104,869	102,856	76,097
For the year ended December 31:
Cash provided by (used in):
Operating activities	25,962	22,601	21,583
Investing activities	(28,223)	(30,473)	(2,240)
Financing activities	(12,603)	9,558	2,758
Capital expenditures (included in investing activities above)	(9,850)	(6,183)	(4,442)

        Net cash provided by operating activities for the year ended December 31, 2012 was $26.0 million, compared to net cash provided by operating activities of $22.6 million and $21.6 million for the years ended December 31, 2011 and 2010, respectively. Net cash provided by (used in) operating activities includes net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities of $26.0 million for the year ended December 31, 2012 reflected net income of $8.2 million, adjusted for $20.6 million of depreciation and stock-based compensation expense, a $1.9 million increase in accrued expenses and other liabilities and a $1.7 million increase in accrued compensation expense, partially offset by a $2.1 million decrease in accounts payable, a $1.7 million decrease in deferred revenues, a $1.6 million increase in prepaid expenses and other assets and a $1.2 million increase in accounts receivable.

        Net cash provided by operating activities of $22.6 million for the year ended December 31, 2011 reflected net income of $7.8 million, adjusted for $19.0 million of depreciation and stock-based compensation expense, a $3.1 million increase in accounts payable and a $2.2 million increase in accrued compensation expense, partially offset by a $6.8 million increase in accounts receivable, a $1.3 million decrease in accrued expenses and other liabilities, a $1.2 million decrease in deferred revenues and a $165,000 loss from an investment in a privately held company. Net cash provided by operating activities of $21.6 million for the year ended December 31, 2010 reflected net income of $4.2 million, adjusted for $17.5 million of depreciation and stock-based compensation expense, a $2.7 million increase in accounts payable and a $1.2 million increase in accrued compensation expense, partially offset by a $3.2 million increase in accounts receivable and a $2.4 million increase in prepaid expenses and other assets.

        Net cash used in investing activities was $28.2 million for the year ended December 31, 2012, compared to net cash used in investing activities of $30.5 million and $2.2 million for the years ended December 31, 2011 and 2010, respectively. Our investing activities have consisted predominantly of purchases and maturities of marketable securities and capital expenditures. Net cash used in investing activities of $28.2 million for the year ended December 31, 2012 included $13.4 million in net purchases of marketable securities, $9.8 million of capital expenditures, and a $5.0 million investment in privately held companies. Net cash used in investing activities of $30.5 million for the year ended December 31, 2011 included $22.0 million in net purchases of marketable securities, $6.2 million of capital expenditures, and a $2.3 million investment in a privately held company. Net cash used in investing activities of $2.2 million for the year ended December 31, 2010 included $4.4 million of capital expenditures and a $500,000 investment in non-marketable equity securities, partially offset by $2.7 million in net maturities of marketable securities.

        Net cash used in financing activities was $12.6 million for the year ended December 31, 2012, compared to net cash provided by financing activities of $9.6 million and $2.8 million for the years ended December 31, 2011 and 2010, respectively. Our financing activities included repurchase of common stock and sales of our equity securities. Net cash used in financing activities for the year ended December 31, 2012 included $30.1 million used to repurchase our common stock under our accelerated share repurchase program offset by $17.5 million proceeds from the issuance of our common stock upon the exercise of employee stock options. Net cash provided by financing activities for the year ended December 31, 2011 included $9.6 million in proceeds from the issuance of our common stock upon the exercise of employee stock options. Net cash provided by financing activities of $2.8 million for the year ended December 31, 2010 included $3.0 million in proceeds from issuance of common stock upon the exercise of employee stock options, partially offset by $225,000 in payments on our equipment financing notes payable, which were paid in full in November 2010.

  Contractual Obligations

        The following table summarizes our significant contractual obligations as of December 31, 2012 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Non-cancelable operating lease obligations	$17,272	$2,930	$6,042	$6,232	$2,068

        Our non-cancelable operating lease obligations are for laboratory and office space. We lease various facilities in Redwood City, California, totaling 126,500 square feet. The lease terms expire between March 2018 and March 2019, each with an option for us to extend the terms of the lease for an additional five years. We also lease 2,500 square feet of space in Geneva, Switzerland. This lease expires in May 2015.

        We are required to make a series of fixed annual payments under a collaboration agreement beginning with the January 2010 launch of our Oncotype DX colon cancer test. We made payments under this agreement of $300,000, $200,000 and $150,000 in 2012, 2011 and 2010, respectively. As of December 31, 2012, future annual payments under this agreement totaled $1.35 million, of which $450,000 is due in each of the years 2013, 2014 and 2015. However, because this agreement may be terminated by either party upon 30 days' prior written notice, these payments are not included in the table above.

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

  Off-Balance Sheet Activities

        As of December 31, 2012, we had no material off-balance sheet arrangements.

  Operating Capital and Capital Expenditure Requirements

        We achieved positive operating cash flow for the years ended December 31, 2012, 2011 and 2010. We currently anticipate that our cash, cash equivalents and short-term investments, together with payments for our Oncotype DX tests, will be sufficient to fund our operations and facilities expansion plans for at least the next 12 months, including the expansion of our research and development programs, our NGS development efforts, our efforts to expand adoption of and reimbursement for our Oncotype DX colon cancer and DCIS tests, the planned launch of our Oncotype DX prostate cancer test and our international expansion efforts. We expect to spend approximately $18 million over the next 12 months for planned laboratory equipment, information technology and facilities expansion. We may also use cash to acquire or invest in complementary businesses, technologies, services or products. We expect that our cash, cash equivalents and short term investments will also be used to fund working capital and for other general corporate purposes, such as licensing technology rights, distribution arrangements for our tests both within and outside of the United States or expanding our direct sales capabilities outside of the U.S.

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

        Our future funding requirements will depend on many factors, including the following:

  •
  the rate of progress in establishing and maintaining reimbursement arrangements with domestic and international third-party payors;

  •
  the cost of expanding our commercial and laboratory operations, including our selling and marketing efforts;

  •
  the rate of progress and cost of research and development activities associated with expansion of our Oncotype DX breast, colon and prostate cancer tests;

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

  •
  the cost of acquiring, licensing or investing in technologies, including next generation sequencing;

  •
  the cost of acquiring or investing in complementary businesses or assets;

  •
  costs related to the planned launch of our Oncotype DX prostate cancer test and other future product launches;

  •
  the cost of acquiring or achieving access to tissue samples and technologies;

  •
  the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

  •
  the effect of competing technological and market developments;

  •
  costs related to international expansion;

  •
  costs and delays in product development as a result of any changes in regulatory oversight applicable to our products or operations;

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

Recent Accounting Pronouncements

        In June 2011, the Financial Accounting Standards Board, or FASB, issued authoritative guidance requiring companies to present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two consecutive statements. This guidance eliminates the option for companies to present other comprehensive income in the statement of stockholders' equity. We were required to adopt this guidance in 2012. As this guidance provides only presentation requirements, the adoption of this guidance did not impact our financial condition or results of operations.

        In June 2011, the FASB issued amendments to authoritative guidance for measuring fair value when required or permitted by other accounting standards. The amendments are intended to result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. Some of the amendments clarify the FASB's intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. We were required to adopt this guidance in 2012. As this guidance provides only presentation requirements, the adoption of this guidance did not impact our financial condition or results of operations.

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

        Our cash, cash equivalents and marketable securities, totaling $99.1 million at December 31, 2012, did not include any auction preferred stock, auction rate securities or mortgage-backed investments. We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. The securities in our investment portfolio are classified as available for sale and are, due to their short-term nature, subject to minimal interest rate risk. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels at December 31, 2012, the impact on the fair value of these securities or our cash flows or income would not be material.

Foreign Currency Exchange Risk

        Substantially all of our revenues are recognized in U.S. dollars. Certain expenses related to our international activities are payable in foreign currencies. As a result, factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets will affect our financial results. We recognized net foreign exchange transaction losses of $46,000, $47,000 and $35,000 for the years ended December 31, 2012, 2011 and 2010, respectively. The functional currency of our wholly-owned subsidiaries is the U.S. dollar, so we are not currently subject to gains and losses from foreign currency translation of the subsidiary financial statements. We currently do not hedge foreign currency exchange rate exposure. Although the impact of currency fluctuations on our financial results has been immaterial in the past, there can be no guarantee the impact of currency fluctuations related to our international activities will not be material in the future.

ITEM 8.    Financial Statements and Supplementary Data.

Genomic Health, Inc.
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Genomic Health, Inc.

        We have audited the accompanying consolidated balance sheets of Genomic Health, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genomic Health, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Genomic Health, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

March 15, 2013

GENOMIC HEALTH, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$18,005	$32,869
Short-term marketable securities	81,060	67,605
Accounts receivable (net of allowance for doubtful accounts; 2012—$1,133, 2011—$1,206)	22,253	21,077
Prepaid expenses and other current assets	8,891	7,444

Total current assets	130,209	128,995
Property and equipment, net	14,104	9,443
Other assets	9,421	4,560

Total assets	$153,734	$142,998

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,881	$7,025
Accrued compensation	11,210	9,574
Accrued license fees	2,292	1,947
Accrued expenses and other current liabilities	6,340	5,501
Deferred revenues—current portion	374	1,407
Other current liabilities	243	685

Total current liabilities	25,340	26,139
Deferred revenues—long-term portion	—	211
Other liabilities	2,068	1,289
Commitments (Note 7)
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding at December 31, 2012 and 2011	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 30,937,889 and 29,761,022 shares issued and 29,953,815 and 29,761,022 shares outstanding at December 31, 2012 and 2011, respectively	3	3
Additional paid-in capital	313,915	281,147
Accumulated other comprehensive income (loss), net	15	(30)
Accumulated deficit	(157,512)	(165,761)
Treasury stock, at cost, 984,084 shares at December 31, 2012	(30,095)	—

Total stockholders' equity	126,326	115,359

Total liabilities and stockholders' equity	$153,734	$142,998

See accompanying notes.

GENOMIC HEALTH, INC.

Consolidated Statements of Income

(In thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Product revenues	$233,457	$204,766	$174,870
Contract revenues	1,716	1,345	3,231

Total revenues	235,173	206,111	178,101
Operating expenses:
Cost of product revenues	37,018	33,832	34,634
Research and development	49,104	39,864	33,225
Selling and marketing	93,553	83,613	71,405
General and administrative	47,064	40,543	34,913

Total operating expenses	226,739	197,852	174,177

Income from operations	8,434	8,259	3,924
Interest income	295	221	232
Other income (expense), net	(58)	(205)	(4)

Income before income taxes	8,671	8,275	4,152
Income tax expense (benefit)	422	429	(136)

Net income	$8,249	$7,846	$4,288

Basic net income per share.	$0.27	$0.27	$0.15

Diluted net income per share	$0.26	$0.26	$0.14

Shares used in computing basic net income per share	30,326	29,395	28,815

Shares used in computing diluted net income per share.	32,152	30,754	29,653

See accompanying notes.

GENOMIC HEALTH, INC.

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$8,249	$7,846	$4,288
Other comprehensive income:
Unrealized gain (loss) on available-for-sale marketable securities, net of tax	45	(20)	(29)

Comprehensive income	$8,294	$7,826	$4,259

See accompanying notes.

GENOMIC HEALTH, INC.

Consolidated Statements of Stockholders' Equity

(In thousands)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital		Accumulated Deficit	Treasury Stock at Cost	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2009	28,681	$2	$246,383	$19	$(177,895)	$—	$68,509
Issuance of common stock upon exercise of stock options for cash	327	1	2,982	—	—	—	2,983
Stock-based compensation expense related to employee stock options	—	—	10,344	—	—	—	10,344
Stock-based compensation expense related to consultant stock options	—	—	15	—	—	—	15
Net income	—	—	—	—	4,288	—	4,288
Unrealized loss on investments, net of tax	—	—	—	(29)	—	—	(29)

Balance at December 31, 2010	29,008	3	259,724	(10)	(173,607)	—	86,110
Issuance of common stock upon exercise of stock options for cash	748	—	9,558	—	—	—	9,558
Issuance of restricted stock to directors in lieu of fees	5	—	130	—	—	—	130
Stock-based compensation expense related to employee stock options	—	—	11,735	—	—	—	11,735
Net income	—	—	—	—	7,846	—	7,846
Unrealized loss on investments, net of tax	—	—	—	(20)	—	—	(20)

Balance at December 31, 2011	29,761	3	281,147	(30)	(165,761)	—	115,359
Issuance of common stock upon exercise of stock options for cash and vesting of restricted stock units	1,025	—	14,086	—	—	—	14,086
Issuance of common stock upon settlement of employee stock purchase plan	146	—	3,406	—	—	—	3,406
Issuance of restricted stock to directors in lieu of fees	6	—	172	—	—	—	172
Stock-based compensation expense related to employee stock options	—	—	15,104	—	—	—	15,104
Repurchase of common stock	(984)	—	—	—	—	(30,095)	(30,095)
Net income	—	—	—	—	8,249	—	8,249
Unrealized gain on investments, net of tax	—	—	—	45	—	—	45

Balance at December 31, 2012	29,954	$3	$313,915	$15	$(157,512)	$(30,095)	$126,326

See accompanying notes.

GENOMIC HEALTH, INC.

Consolidated Statements of Cash Flows

(In thousands)

	December 31,
	2012	2011	2010
Operating activities
Net income	$8,249	$7,846	$4,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,471	7,310	7,180
Employee stock-based compensation	15,104	11,735	10,344
Non-employee stock-based compensation	—	—	15
Outside director restricted stock awarded in lieu of fees	172	130	—
Gain on disposal of property and equipment	(86)	(7)	(45)
Share of loss of equity method investee	98	165	—
Changes in assets and liabilities:
Accounts receivable	(1,176)	(6,771)	(3,183)
Prepaid expenses and other assets	(1,599)	(633)	(2,365)
Accounts payable	(2,144)	3,057	2,664
Accrued compensation	1,636	2,222	1,164
Accrued expenses and other liabilities	1,923	(1,250)	938
Deferred revenues	(1,686)	(1,203)	583

Net cash provided by operating activities	25,962	22,601	21,583

Investing activities
Purchase of property and equipment	(9,850)	(6,183)	(4,442)
Purchase of marketable securities	(103,570)	(133,993)	(84,303)
Maturities of marketable securities	90,160	112,003	87,005
Purchase of other investments	(4,963)	(2,300)	(500)

Net cash used in investing activities	(28,223)	(30,473)	(2,240)

Financing activities
Principal payments of notes payable	—	—	(225)
Proceeds from issuance of common stock under stock plans	17,492	9,558	2,983
Repurchase of common stock	(30,095)	—	—

Net cash provided by (used in) financing activities	(12,603)	9, 558	2,758

Net increase (decrease) in cash and cash equivalents	(14,864)	1,686	22,101
Cash and cash equivalents at the beginning of period	32,869	31,183	9,082

Cash and cash equivalents at the end of period	$18,005	$32,869	$31,183

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	$13
Cash paid for income taxes	$173	$243	$622

See accompanying notes.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 1. Organization and Summary of Significant Accounting Policies

  The Company

        Genomic Health, Inc. (the "Company") is a global healthcare company that provides actionable genomic information to personalize cancer treatment decisions. The Company develops and globally commercializes genomic-based clinical laboratory services that analyze the underlying biology of cancer, allowing physicians and patients to make individualized treatment decisions. The Company was incorporated in Delaware in August 2000. The Company's first product, the Oncotype DX invasive breast cancer test, was launched in 2004 and is used for early stage invasive breast cancer patients to predict the likelihood of breast cancer recurrence and the likelihood of chemotherapy benefit. In January 2010, the Company launched its second product, the Oncotype DX colon cancer test, which is used to predict the likelihood of colon cancer recurrence in patients with stage II disease. In late December 2011, the Company made Oncotype DX available for patients with ductal carcinoma in situ ("DCIS"), a pre-invasive form of breast cancer. This test provides a DCIS score that is used to predict the likelihood of local recurrence. In June 2012, the Company began offering the Oncotype DX colon cancer test for use in patients with stage III disease treated with oxaliplatin-containing adjuvant therapy.

  Principles of Consolidation

        The consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. The Company had three wholly-owned subsidiaries at December 31, 2012: Genomic Health International Sarl, which was established in Switzerland in 2009 and Genomic Health International Holdings, LLC, which was established in Delaware in 2010 both of which support the Company's international sales and marketing efforts; and Oncotype Laboratories, Inc., which was established in 2003, and is inactive. Genomic Health International Holdings, LLC has three wholly-owned subsidiaries: Genomic Health U.K., Ltd. and Genomic Health Germany GmbH, both of which were established in 2011, and Genomic Health Canada, which was established in 2012. The functional currency for the Company's wholly-owned subsidiaries incorporated outside the United States is the U.S. dollar. All significant intercompany balances and transactions have been eliminated.

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

  Marketable Securities

        The Company invests in marketable securities, primarily money market funds, obligations of U.S. Government agencies and government-sponsored entities, corporate bonds and commercial paper. The

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

Company considers all investments with a maturity date of less than one year as of the balance sheet date to be short-term investments. Those investments with a maturity date greater than one year as of the balance sheet date are considered to be long-term investments. As of December 31, 2012 and 2011, respectively, all investments in marketable securities were classified as available for sale. The Company does not intend to sell these securities and management believes it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost bases. These securities are carried at estimated fair value with unrealized gains and losses included in stockholders' equity.

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

  Concentration of Risk

        Cash equivalents, marketable securities and trade accounts receivable are financial instruments which potentially subject the Company to concentrations of credit risk. Through December 31, 2012, no material losses had been incurred.

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

        The Company is also subject to credit risk from its accounts receivable related to its product sales. The Company performs evaluations of customers' financial condition and generally does not require collateral. The majority of the Company's accounts receivable arises from product sales in the United States. As of December 31, 2012, substantially all of the Company's product revenues have been derived from sales of

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

one product, the Oncotype DX breast cancer test. The majority of the Company's tests to date have been delivered to physicians in the United States. All Oncotype DX tests are processed in the Company's clinical reference laboratory facility in Redwood City, California. Medicare accounted for 22%, 22% and 21% of the Company's product revenues for the years ended December 31, 2012, 2011 and 2010, respectively, and represented 21% and 27% of the Company's net accounts receivable balance as of December 31, 2012 and 2011, respectively. No other third-party payor represented more than 10% of the Company's product revenues or accounts receivable balances for these periods.

  Allowance for Doubtful Accounts

        The Company accrues an allowance for doubtful accounts against its accounts receivable based on estimates consistent with historical payment experience. Bad debt expense is included in general and administrative expense on the Company's consolidated statements of income. Accounts receivable are written off against the allowance when the appeals process is exhausted, when an unfavorable coverage decision is received or when there is other substantive evidence that the account will not be paid. The Company's allowance for doubtful accounts as of December 31, 2012 and 2011 was $1.1 million and $1.2 million, respectively. Write-offs for doubtful accounts of $3.5 million and $3.0 million were recorded against the allowance during the years ended December 31, 2012 and 2011, respectively. Bad debt expense was $3.4 million, $3.5 million, and $2.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

  Property and Equipment

        Property and equipment, including purchased software, are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which generally range from three to seven years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the remaining term of the lease, whichever is shorter.

  Intangible Assets

        Intangible assets with finite useful lives are recorded at cost, less accumulated amortization. Amortization is recognized over the estimated useful lives of the assets. The Company's intangible assets with finite lives, which are related to patent licenses, are not material and are included in non-current other assets on the Company's consolidated balance sheets.

  Investments in Privately Held Companies

        The Company determines whether its investments in privately held companies are debt or equity based on their characteristics, in accordance with accounting guidance for investments. The Company also evaluates the investee to determine if the entity is a variable interest entity ("VIE") and, if so, whether the Company is the primary beneficiary of the VIE, in order to determine whether consolidation of the VIE is required in accordance with accounting guidance for consolidations. If consolidation is not required and the Company owns less than 50.1% of the voting interest of the entity, the investment is evaluated to determine if the equity method of accounting should be applied. The equity method applies to investments in common stock or in-substance common stock where the Company exercises significant influence over the investee, typically represented by ownership of 20% or more of the voting interests of an entity. If the

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

equity method does not apply, investments in privately held companies determined to be equity securities are accounted for using the cost method. Investments in privately held companies determined to be debt securities are accounted for as available-for-sale or held-to-maturity securities, in accordance with accounting guidance for investments.

        In December 2010, the Company invested $500,000 in the preferred stock of a private company representing 21% of the entity's outstanding voting shares. The Company determined that is was not the primary beneficiary of this VIE and, accordingly, applied the equity method of accounting. In June 2012, the Company invested an additional $400,000 in the preferred stock of this company as part of a new equity financing, reducing the Company's holdings to approximately 16%. As of June 30, 2012, as a result of the Company's ownership falling below 20% and not having the ability to exercise influence over the investee entity, the Company changed its method of accounting for this investment to the cost method. Therefore, the net carrying value of this investment of $643,000 is reflected at cost at December 31, 2012.

        In March 2011, the Company invested $2.3 million in the redeemable preferred stock of a private company representing 21% of the entity's outstanding voting shares. The Company determined that the investment was a held-to-maturity debt security and that the investee was not subject to consolidation. In August 2012, the Company participated in the first tranche of a second preferred stock financing of this private company and purchased $1.0 million of preferred stock with no redemption privileges. In connection with this financing, the terms of the Company's initial redeemable preferred stock investment were modified to become preferred stock with no redemption privileges. As a result of this transaction, the Company's ownership interest was reduced to approximately 19% and the investment held by the Company is considered to be an investment in non-marketable equity securities. In October 2012, the Company participated in the second tranche of the second financing and purchased an additional $3.6 million of preferred stock, resulting in an ownership percentage of approximately 18% as of December 31, 2012. The investee is not consolidated because the Company owns less than 20% of the investee and the Company does not have the ability to exercise significant influence over the investee. As a result, the Company will continue to use the cost method of accounting for this investment. The carrying value of this investment was $6.9 million and $2.3 million at December 31, 2012 and 2011, respectively.

        The Company's investments in privately held companies were $7.5 million and $2.6 million at December 31, 2012 and 2011, respectively, and were included in other assets on the Company's consolidated balance sheets.

  Impairment of Long-lived Assets

        The Company reviews long-lived assets, which include property and equipment, intangible assets and investments in privately held companies, for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. For property and equipment and intangible assets, an impairment loss would be recognized when estimated discounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. For investments in non-marketable equity securities, evidence of impairment might include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. The Company's assessment as to whether any impairment is other than temporary is based on its ability and intent to hold the investment and whether

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

evidence indicating the carrying value of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If the fair value of the investment is determined to be less than the carrying value and the decline in value is considered to be other than temporary, the asset is written down to its fair value. There were no impairment losses for the years ended December 31, 2012, 2011 and 2010.

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

        The Company's product revenues for tests performed are recognized when the following revenue recognition criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Criterion (1) is satisfied when the Company has an arrangement to pay or a contract with the payor in place addressing reimbursement for the Oncotype DX test. In the absence of such arrangements, the Company considers that criterion (1) is satisfied when a third-party payor pays the Company for the test performed. Criterion (2) is satisfied when the Company performs the test and generates and delivers to the physician, or makes available on its web portal, a patient report. Determination of criteria (3) and (4) are based on management's judgments regarding whether the fee charged for products or services delivered is fixed or determinable, and the collectability of those fees under any contract or arrangement. When evaluating collectability, the Company considers whether it has sufficient history to reliably estimate a payor's individual payment patterns. Based upon at least several months of payment history, the Company reviews the number of tests paid against the number of tests billed and the payor's outstanding

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

balance for unpaid tests to determine whether payments are being made at a consistently high percentage of tests billed and at appropriate amounts given the contracted payment amount. To the extent all criteria set forth above are not met when test results are delivered, product revenues are recognized when cash is received from the payor.

        The Company has exclusive distribution agreements for one or more of its Oncotype DX tests with approximately 20 distributors covering more than 80 countries. The distributor generally provides certain marketing and administrative services to the Company within its territory. As a condition of these agreements, the distributor generally pays the Company an agreed upon fee per test and the Company processes the tests. The same revenue recognition criteria described above generally apply to tests received through distributors. To the extent all criteria set forth above are not met when test results are delivered, product revenues are generally recognized when cash is received from the distributor.

        From time to time, the Company receives requests for refunds of payments, generally due to overpayments made by third party-payors. Upon becoming aware of a refund request, the Company establishes an accrued liability for tests covered by the refund request until such time as the Company determines whether or not a refund is due. Accrued refunds were $664,000 and $562,000 at December 31, 2012 and 2011, respectively.

        Contract revenues are generally derived from studies conducted with biopharmaceutical and pharmaceutical companies. The specific methodology for revenue recognition is determined on a case-by-case basis according to the facts and circumstances applicable to a given contract. Under certain contracts, the Company's input, measured in terms of full-time equivalent level of effort or running a set of assays through its clinical reference laboratory under a contractual protocol, triggers payment obligations, and revenues are recognized as costs are incurred or assays are processed. Certain contracts have payments that are triggered as milestones are completed, such as completion of a successful set of experiments. Milestones are assessed on an individual basis and revenue is recognized when these milestones are achieved, as evidenced by acknowledgment from collaborators, provided that (1) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (2) the milestone payment is non-refundable. Where separate milestones do not meet these criteria, the Company typically defaults to a performance-based model, such as revenue recognition following delivery of effort as compared to an estimate of total expected effort.

        Advance payments received in excess of revenues recognized are classified as deferred revenue until such time as the revenue recognition criteria have been met.

  Cost of Product Revenues

        Cost of product revenues includes the cost of materials, direct labor, equipment and infrastructure expenses associated with processing tissue samples (including sample accessioning, histopathology, anatomical pathology, paraffin extraction, reverse transcription polymerase chain reaction ("RT-PCR"), quality control analyses and shipping charges to transport tissue samples) and license fees. Infrastructure expenses include allocated facility occupancy and information technology costs. Costs associated with performing the Company's tests are recorded as tests are processed. Costs recorded for tissue sample processing and shipping charges represent the cost of all the tests processed during the period regardless of whether revenue was recognized with respect to that test. Royalties for licensed technology calculated as a

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

percentage of product revenues and fixed annual payments relating to the launch and commercialization of the Company's tests are recorded as license fees in cost of product revenues at the time product revenues are recognized or in accordance with other contractual obligations.

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

        Equity instruments granted to non-employees are also valued using the Black-Scholes option valuation model and are subject to periodic revaluation over their vesting terms. The Company did not grant any stock options to non-employee consultants during the years ended December 31, 2012, 2011 and 2010.

  401(k) Plan

        Substantially all of the Company's employees are covered by its defined contribution plan qualified under Section 401(k) of the Internal Revenue Code. The Company pays dollar for dollar matching of employee contributions up to a maximum of $1,000 for each employee per year based on a full calendar year of service. The match is funded concurrently with a participant's semi-monthly contributions to the 401(k) Plan. The Company recorded expense for its contributions under the 401(k) Plan of $610,000, $500,000 and $431,000 for the years ended December 31, 2012, 2011 and 2010 respectively.

  Foreign Currency Transactions

        Net foreign currency transaction gains or losses are included in interest and other expense on the Company's consolidated statements of income. Net transaction losses totaled $46,000, $47,000 and $35,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

  Comprehensive Gain or Loss

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

  Guarantees and Indemnifications

        The Company, as permitted under Delaware law and in accordance with its bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company's request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2012 and 2011.

  Recently Issued Accounting Pronouncements

        In June 2011, the Financial Accounting Standards Board ("FASB") issued authoritative guidance requiring companies to present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two consecutive statements. This guidance eliminates the option for companies to present other comprehensive income in the statement of stockholders' equity. The Company was required to adopt this guidance in 2012. As this guidance provides only presentation requirements, the adoption of this guidance did not impact the Company's financial condition or results of operations.

        In June 2011, the FASB issued amendments to authoritative guidance for measuring fair value when required or permitted by other accounting standards. The amendments are intended to result in common fair value measurement and disclosure requirements under GAAP and International Financial Reporting Standards. Some of the amendments clarify the FASB's intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The Company was required to adopt this guidance in 2012. As this guidance provides only presentation requirements, the adoption of this guidance did not impact the Company's financial condition or results of operations.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

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

	Year Ended December 31,
	2012	2011	2010
	(In thousands except per share data)
Numerator:
Net income	$8,249	$7,846	$4,288

Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic net income per share	30,326	29,395	28,815
Effect of dilutive securities:
Options to purchase common stock	1,704	1,316	838
Restricted stock units	122	43	—

Total	1,826	1,359	838

Weighted-average shares of common stock outstanding used in the calculation of diluted net income per share	32,152	30,754	29,653

Basic net income per share	$0.27	$0.27	$0.15

Diluted net income per share	$0.26	$0.26	$0.14

        Options to purchase approximately 119,000, 1.1 million and 4.1 million weighted-average shares of the Company's common stock were outstanding during the years ended December 31, 2012, 2011 and 2010, respectively, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the Company's common stock during these periods; therefore, their effect is anti-dilutive.

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

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 3. Fair Value Measurements (Continued)

        Level 3:    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

        Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis at December 31, 2012 and 2011, respectively. The following tables set forth the Company's financial instruments that were measured at fair value on a recurring basis at December 31, 2012 and 2011 by level within the fair value hierarchy:

	Actively Quoted Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance at December 31, 2012
	(In thousands)
As of December 31, 2012:
Assets
Money market deposits	$7,403	$—	$—	$7,403
U.S. Treasury securities	1,276	—	—	1,276
Debt securities of U.S. government-sponsored agencies	—	761	—	761
Commercial paper	—	33,888	—	33,888
Corporate debt securities	—	52,102	—	52,102

Total	$8,679	$86,751	$—	$95,430

	Actively Quoted Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance at December 31, 2011
	(In thousands)
As of December 31, 2011:
Assets
Money market deposits	$7,377	$—	$—	$7,377
Debt securities of U.S. government-sponsored agencies	—	19,350	—	19,350
Commercial paper	—	19,999	—	19,999
Corporate debt securities	—	29,005	—	29,005

Total	$7,377	$68,354	$—	$75,731

        The Company's debt securities of U.S. government-sponsored entities, commercial paper and corporate bonds are classified as Level 2 as they are valued using multi-dimensional relational pricing models that use observable market inputs, including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data. Not all inputs listed are

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 3. Fair Value Measurements (Continued)

available for use in the evaluation process on any given day for each security evaluation. In addition, market indicators and industry and economic events are monitored and may serve as a trigger to acquire further corroborating market data. There were no transfers between Level 1 and Level 2 categories during the years ended December 31, 2012 and 2011, respectively.

        All of the Company's marketable securities are classified as available for sale. The following tables summarize the Company's available-for-sale marketable securities as of the dates indicated:

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Treasury securities	$1,275	$1	$—	$1,276
Debt securities of U.S. government-sponsored entities	761	—	—	761
Commercial paper	28,854	35	—	28,889
Corporate debt securities	50,155	2	(23)	50,134

Total	$81,045	$38	$(23)	$81,060

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Debt securities of U.S. government-sponsored entities	$19,351	$2	$(2)	$19,351
Commercial paper	19,232	17	—	19,249
Corporate debt securities	29,052	5	(52)	29,005

Total	$67,635	$24	$(54)	$67,605

        The Company had no realized gains or losses on its available-for-sale marketable securities for the years ended December 31, 2012 and 2011, respectively.

        The following table provides the breakdown of the available-for-sale marketable securities with unrealized losses as of the date indicated:

	In a Loss Position for Less Than 12 Months
As of December 31, 2012:	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Corporate debt securities	$(23)	$40,499

Total	$(23)	$40,499

        All of the Company's available-for-sale marketable securities had contractual maturities of one year or less as of December 31, 2012 and 2011, respectively.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 4. Property and Equipment

        The following table summarizes the Company's property and equipment as of the dates indicated:

	December 31,
	2012	2011
	(In thousands)
Laboratory equipment	$22,333	$18,586
Computer equipment	7,677	5,472
Computer software—internal use	2,057	1,895
Furniture and fixtures	3,279	3,239
Leasehold improvements	14,588	14,022
Work in progress	3,165	513

	53,099	43,727
Less accumulated depreciation and amortization	(38,995)	(34,284)

Total	$14,104	$9,443

        For the years ended December 31, 2012, 2011 and 2010, the Company recorded property and equipment depreciation and amortization expense of $5.3 million, $7.1 million and $7.0 million, respectively.

Note 5. Accrued Expenses and Other Current Liabilities

        The following table summarizes the Company's accrued expenses and other current liabilities as of the dates indicated:

	December 31,
	2012	2011
	(In thousands)
Accrued expenses	$2,294	$2,036
Accrued professional and other service fees	1,185	1,082
Accrued refunds	664	562
Accrued collaboration expense	792	914
Accrued taxes payable	232	206
Other current liabilities	1,173	701

Total	$6,340	$5,501

        Accrued professional and other service fees include third-party billing and collections costs, legal expenses, accounting and audit fees and investor relations expenses. Accrued refunds include overpayments due to third-party payors.

Note 6. Collaboration and Commercial Technology Licensing Agreements

        The Company has entered into a variety of collaboration and specimen transfer agreements relating to its development efforts. The Company recorded collaboration expenses of $1.9 million, $2.9 million and $2.2 million for the years ended December 31, 2012, 2011 and 2010, respectively, relating to services

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 6. Collaboration and Commercial Technology Licensing Agreements (Continued)

provided in connection with these agreements. In addition to these expenses, some of the agreements contain provisions for royalties from inventions resulting from these collaborations. The Company has specified options and rights relating to joint inventions arising out of the collaborations.

        The Company is a party to various agreements under which it licenses technology on a non-exclusive basis in the field of human diagnostics. Access to these licenses enables the Company to process its Oncotype DX tests. While certain agreements contain provisions for fixed annual payments, license fees are generally calculated as a percentage of product revenues, with rates that vary by agreement and may be tiered, and payments that may be capped at annual minimum or maximum amounts. The Company recognized costs recorded under these agreements totaling $8.0 million, $8.5 million and $10.5 million for the years ended December 31, 2012, 2011 and 2010, respectively, which were included in cost of product revenues. License fees for the year ended December 31, 2011 were reduced by an $800,000 payment received under a legal settlement related to the abandonment of a patent as well as a $2.2 million reduction in license fees from the execution of an amendment to a license agreement that reduced the rate paid on polymerase chain reaction-based product revenues recorded after July 1, 2011.

        At December 31, 2012, future fixed annual payments, exclusive of royalty payments, relating to the launch and commercialization of the Company's Oncotype DX colon cancer test total $1.4 million and are payable as follows:

Total Future Fixed Annual Payments
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

  Contract Research Arrangements

        In November 2007, the Company entered into a Collaborative Diagnostic Development Agreement with Pfizer Inc. to provide research and development services for the development of a diagnostic product for renal cell cancer. The Company received an initial payment of $1.5 million and was initially eligible to receive a payment of $2.2 million upon joint agreement on a gene identification plan, $5.0 million in additional payments upon the earlier of Pfizer's election to initiate the next phase of development or a specified number of months from the date the Company received the sample set and related clinical data necessary to conduct the first phase of development, and a final payment of $1.5 million upon completion of clinical validation. Completion of clinical validation represents a substantive milestone and the Company will

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 6. Collaboration and Commercial Technology Licensing Agreements (Continued)

recognize the $1.5 million payment upon completion. All other payments were not considered substantive milestones as they are not based solely on the Company's past performance. Such payments are recognized using a performance-based model and revenue is recognized following delivery of effort as compared to an estimate of total expected effort. The Company did not recognize any revenue related to substantive milestones under this arrangement during the years ended December 31, 2012, 2011 and 2010.

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

        Rent expense under all operating leases amounted to $3.7 million, $2.2 million and $1.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. Future non-cancelable commitments under these operating leases at December 31, 2012 were as follows:

Annual Payments
(In thousands)
Year Ending December 31,
2013	$2,930
2014	3,013
2015	3,030
2016	3,069
2017 and thereafter	5,230

Total minimum payments	$17,272

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 8. Capital Stock

  Common Stock

        As of December 31, 2012, the Company had 29,953,815 shares of common stock outstanding. Shares of common stock reserved for future issuance as of December 31, 2012 were as follows:

Number of Shares
(In thousands)
Shares to be issued upon exercise of outstanding stock options and vesting of restricted stock units ("RSUs")	5,115
Shares available for future stock option and RSU grants, settlement of employee stock purchase plan (ESPP) and restricted stock to be issued to outside directors in lieu of director fees	3,315

Shares of common stock reserved for future issuance	8,430

  Treasury Stock

        In December 2012, the Company entered into an accelerated share repurchase agreement with a financial institution to repurchase $30.0 million of its common stock on an accelerated basis. Under the terms of this accelerated share repurchase agreement, the Company paid $30.0 million to the financial institution to settle the initial purchase transaction and received 984,074 shares of its common stock, representing the minimum number of shares deliverable under the agreement. In February 2013, upon termination of the agreement and in accordance with the share delivery provisions of the agreement, the Company received an additional 77,257 shares of its common stock based on the average of the daily volume weighted-average prices of its common stock during a specified period less a predetermined discount per share. As a result, the average purchase price of the Company's common stock from the accelerated share repurchase program was $28.27 per share.

        The Company accounted for the accelerated share repurchase as two separate transactions: (a) as shares of common stock acquired in a treasury stock transaction recorded on the transaction date and (b) as a forward contract indexed to the Company's common stock. As such, the 984,074 shares repurchased were accounted for as a repurchase of common stock. The 77,257 additional shares that the Company received upon termination of the contract in February 2013 were also recorded in stockholders' equity. The Company determined that the forward contract indexed to the Company's common stock met all of the applicable criteria for equity classification, and therefore, the contract was not accounted for as a derivative.

Note 9. Stock-based Compensation

  2005 Stock Incentive Plan

        On September 8, 2005, the Board of Directors approved the 2005 Stock Incentive Plan (the "2005 Plan"), which was later approved by the Company's stockholders. Pursuant to the 2005 Plan, stock options, restricted shares, stock units, including RSUs, and stock appreciation rights may be granted to employees, consultants, and outside directors of the Company. Options granted may be either incentive stock options or nonstatutory stock options. The Company initially reserved 5,000,000 shares of the Company's common

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 9. Stock-based Compensation (Continued)

stock for issuance under the 2005 Plan, effective upon the closing of the Company's initial public offering on October 4, 2005. On June 8, 2009, the Company's stockholders approved an amendment to the 2005 Plan to increase the shares reserved for issuance under the 2005 Plan by 3,980,000 shares. The amended and restated plan also extends the term under which awards may be granted under the 2005 Plan until January 27, 2019. As of December 31, 2012, options to purchase 2,211,387 shares of common stock were available for future grant under the 2005 Plan.

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

        In 2011, the Compensation Committee of the Board of Directors revised the Company's equity incentive guidelines. Under the revised guidelines, most employees receive grants of RSUs in lieu of stock options. Employees with titles of vice president and above are eligible to receive stock options and RSUs. The target percentages of equity grant value for employees with titles of vice president and above other than our executive officers are 50% stock options and 50% RSUs, and the target percentages for executive officers are 75% stock options and 25% RSUs. The RSUs generally vest in three equal annual installments. As of April 2011, outside directors were given the option to elect to receive some or all of their retainers (other than retainers for serving as committee chair) in the form of fully-vested restricted stock. Restricted shares, stock units and stock appreciation rights granted under the 2005 Plan are governed by agreements between the Company and recipients of the awards. Terms of the agreements are determined by the Compensation Committee.

  Employee Stock Purchase Plan

        In June 2011, the Company's stockholders approved the Company's Employee Stock Purchase Plan ("ESPP"). The ESPP provides eligible employees with an opportunity to purchase common stock from the Company and to pay for their purchases through payroll deductions. The ESPP is implemented through a

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 9. Stock-based Compensation (Continued)

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

        During 2012, 146,063 shares were issued under the ESPP. A total of 1,250,000 shares of common stock have been reserved for issuance under the ESPP, of which 1,103,937 shares were available for issuance as of December 31, 2012. During 2011, no shares were issued under the ESPP.

        As of December 31, 2012, there was $540,000 of unrecognized compensation expense related to the ESPP, which is expected to be recognized over an estimated weighted-average period of five months.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 9. Stock-based Compensation (Continued)

  Stock Option Activity

        The following table summarizes option activity for the years ended December 31, 2012, 2011 and 2010:

	Outstanding Options
			Weighted-Average Remaining Contractual Life
	Number of Shares	Weighted-Average Exercise Price		Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Balance at December 31, 2009	4,684	$15.36
Options granted	1,265	$16.90
Options exercised	(327)	$9.13
Options forfeited	(300)	$19.35

Balance at December 31, 2010	5,322	$15.88

Options granted	561	$23.40
Options exercised	(748)	$12.78
Options forfeited	(108)	$19.01

Balance at December 31, 2011	5,027	$17.12

Options granted	608	$30.27
Options exercised	(958)	$16.03
Options forfeited	(154)	$25.20

Balance at December 31, 2012	4,523	$18.84	5.9	$39,603

Exercisable at December 31, 2012	3,422	$16.93	5.1	$35,285

Vested and expected to vest at December 31, 2012	4,403	$18.64	5.8	$39,257

        The total intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010 was $15.3 million, $9.8 million and $2.9 million, respectively. The total fair value of stock options vesting during the years ended December 31, 2012, 2011 and 2010 was $7.9 million, $10.1 million and $5.5 million, respectively.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 9. Stock-based Compensation (Continued)

  Restricted Stock Units Activity

        A following table summarizes RSU activity for the years ended December 31, 2012 and 2011:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Balance at December 31, 2010	—	$—
RSUs granted	338	23.28
RSUs vested	—	—
RSUs cancelled	(16)	23.06

Balance at December 31, 2011	322	23.29

RSUs granted	435	$29.81
RSUs vested	(111)	$23.37
RSUs cancelled	(54)	$28.46

Balance at December 31, 2012	592	$27.59

        The fair value of RSUs as of the vesting date was $3.3 million for the year ended December 31, 2012. There were no RSUs vested prior to 2012 and no RSUs granted prior to 2011.

  Restricted Stock in Lieu of Directors' Fees

        Outside members of the Company's Board of Directors may elect to receive fully-vested restricted stock in lieu of cash compensation for services as a director. During the years ended December 31, 2012 and 2011, the Company issued 5,512 and 5,278 shares of restricted stock, respectively, to outside directors, with weighted-average grant date fair value of $172,000 and $130,000, respectively, and a weighted-average grant date fair value of $30.79 and $25.16 per share, respectively.

  Employee Stock-Based Compensation Expense

        The Company recorded employee stock-based compensation expense of $15.1 million, $11.7 million and $10.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. Employee stock-based compensation expense was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Employee stock-based compensation expense includes expense related to stock options and RSUs granted to outside directors of the Company as well as stock purchased under the ESPP. The following table presents the impact of

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 9. Stock-based Compensation (Continued)

employee stock-based compensation expense on selected statements of income line items for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cost of product revenues	$441	$335	$342
Research and development	3,992	3,017	2,881
Selling and marketing	4,191	3,194	3,086
General and administrative	6,480	5,189	4,035

Total	$15,104	$11,735	$10,344

        As of December 31, 2012, total unrecognized compensation expense related to unvested stock options and RSUs, net of estimated forfeitures, was $19.7 million. The Company expects to recognize this expense over a weighted-average period of 25 months.

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

	Year Ended December 31,
	2012	2011	2010
Expected volatility:
Stock options	46%	47%	52%
ESPP	43%	47%	—%
Risk-free interest rate:
Stock options	1.23%	2.29%	2.49%
ESPP	0.09%	0.05%	—%
Expected life in years:
Stock options	6.98	6.22	5.77
ESPP	0.50	0.50	—
Weighted-average fair value:
Stock options	$14.51	$11.19	$8.61
ESPP	$7.67	$7.16	—

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 10. Segment Information

        The Company operates in one business segment, which primarily focuses on the development and global commercialization of genomic-based clinical laboratory services that analyze the underlying biology of cancer, allowing physicians and patients to make individualized treatment decisions. The Company's Oncotype DX breast and colon tests have similar economic and other characteristics, including the nature of the products and production processes, type of customers, distribution methods and regulatory environment. As of December 31, 2012, the majority of the Company's product revenues have been derived from sales of one product, the Oncotype DX breast cancer test.

        As of December 31, 2012, the majority of the Company's tests have been delivered to physicians in the United States. All Oncotype DX tests are processed in the Company's clinical reference laboratory facility in Redwood City, California. The following table summarizes total revenues from customers, payors and collaboration partners by geographic region (in thousands). Product revenues are attributed to countries based on ship-to location. Contract revenues are attributed to countries based on the location of the collaboration partner.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
United States	$207,508	$187,300	$168,021
Outside of the United States	27,665	18,811	10,080

Total revenues	$235,173	$206,111	$178,101

        Medicare payments accounted for approximately 22%, 22% and 21% of the Company's product revenues for the years ended December 31, 2012, 2011 and 2010, respectively. There were no other customers or payors who individually accounted for 10% or more of product revenues.

Note 11. Income Taxes

        The components of the Company's income before income taxes were as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Domestic	$8,018	$7,778	$4,019
Foreign	653	497	133

Total income before income taxes	$8,671	$8,275	$4,152

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 11. Income Taxes (Continued)

        The components of the Company's income tax expense (benefit) were as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Current expense (benefit):
Federal	$111	$21	$(128)
State	99	264	(49)
Foreign	212	144	41

Total income tax expense (benefit)	$422	$429	$(136)

        The income tax expense (benefit) differs from the amount computed by applying the statutory federal income tax rate as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Federal tax at statutory rate	$3,035	$2,896	$1,453
Stock-based compensation	1,659	1,914	2,427
Non-deductible meals and entertainment	492	465	450
Net operating losses used	(4,973)	(5,067)	(4,301)
Federal alternative minimum tax	120	21	(123)
State tax, net of federal benefit	64	172	(32)
Other	25	28	(10)

Total income tax expense (benefit)	$422	$429	$(136)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2012	2011
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$35,400	$41,200
Stock-based compensation	6,600	5,140
Research tax credits	6,080	5,570
Fixed assets	2,550	3,310
Capitalized costs	720	820
Other	3,330	2,470

Total deferred tax assets	54,680	58,510
Valuation allowance	(54,680)	(58,510)

Net deferred tax assets	$—	$—

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 11. Income Taxes (Continued)

        Based on all available objective evidence, the Company believes that it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company recorded a valuation allowance against all of its net deferred tax assets for the years ended December 31, 2012 and 2011, respectively. The Company will continue to maintain a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. The net valuation allowance decreased by approximately $3.8 million, $1.5 million and $5.7 million during the years ended December 31, 2012, 2011 and 2010, respectively.

        California tax legislation provides for the election of a single sales apportionment formula. The Company anticipates it will continue to elect the single sales apportionment method, and accordingly, the use of this method has been reflected in the carrying value of California deferred tax assets reflected in the table above.

        As of December 31, 2012, the Company had federal and state net operating loss carryforwards of approximately $95.8 million and $129.6 million, respectively, and federal and state research and development tax credit carryforwards of approximately $4.8 million and $2.8 million, respectively. The federal and state net operating loss and federal tax credit carryforwards will expire at various dates beginning in 2016 if not utilized. The state tax credit carryforwards have no expiration date. None of the net operating loss and tax credit carryforwards are subject to the limitations imposed by Sections 382 and 383 of the Internal Revenue Code.

        The Company tracks a portion of its deferred tax assets attributable to stock option benefits in a separate memorandum account. Therefore, these amounts are not included in the Company's gross or net deferred tax assets. The benefit of these stock options will not be recorded in equity unless it reduces taxes payable. As of December 31, 2012, the portion of the federal and state net operating loss related to stock option benefits was approximately $20.0 million.

        The Company had $875,000, $839,000 and $768,000 of unrecognized tax benefits as of December 31, 2012, 2011 and 2010, respectively. The unrecognized tax benefits are primarily research tax credits for all years. The following table summarizes the activity related to unrecognized tax benefits:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Balance at January 1	$839	$768	$685
Increase (decrease) related to prior year tax positions	(3)	(30)	19
Increase related to current year tax positions	39	101	64

Balance at December 31	$875	$839	$768

        The Company does not anticipate a material change to its unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

        Accrued interest and penalties related to unrecognized tax benefits are recognized as part of the Company's income tax provision in its consolidated statements of income. For the year ended

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 11. Income Taxes (Continued)

December 31, 2012, 2011 and 2010, the Company recognized $6,800, $4,100 and $11,000 in interest and penalties, respectively, related to unrecognized tax benefits.

        The Company files federal, state and foreign income tax returns in many jurisdictions in the United States and abroad. The statute of limitations remain open for fiscal 2000 through 2012 in U.S. and state jurisdictions, and for fiscal 2009 through 2012 in foreign jurisdictions. Fiscal years outside the normal statute of limitations remain open to audit by tax authorities due to tax attributes generated in early years which have been carried forward and may be audited in subsequent years when utilized.

Note 12. Selected Quarterly Financial Data (Unaudited)

        The following table contains selected unaudited consolidated statements of income information for each of the fiscal quarters in 2012 and 2011. The Company believes that the following information reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Quarter Ended	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2012:
Total revenues	$58,467	$57,631	$58,648	$60,427
Product revenues	57,904	57,185	58,371	59,998
Cost of product revenues	9,326	9,013	9,037	9,641
Net income	777	1,801	3,712	1,960
Basic net income per common share	$0.03	$0.06	$0.12	$0.06
Diluted net income per common share	$0.02	$0.06	$0.11	$0.06
2011:
Total revenues	$49,810	$50,846	$52,058	$53,397
Product revenues	49,458	50,493	51,661	53,155
Cost of product revenues	9,059	8,226	9,195	7,352
Net income (loss)	(286)	2,348	3,225	2,559
Basic net income (loss) per common share	$(0.01)	$0.08	$0.11	$0.09
Diluted net income (loss) per common share	$(0.01)	$0.08	$0.10	$0.08

        The quarterly increases in product revenues during 2012 and 2011 were primarily attributable to increased adoption of the Oncotype DX breast and colon cancer tests by physicians, international expansion and increased reimbursement for these tests by third-party payors. The decrease in product revenues during the quarter ended June 30, 2012 compared to the quarter ended March 31, 2012 was primarily due to the approximately $1.2 million of Medicare payments received in the first quarter for colon cancer tests performed prior to the establishment of coverage. Excluding these incremental payments, product revenues for the quarter ended March 31, 2012 would have been approximately $56.7 million. The decrease in cost of product revenues during the quarter ended December 31, 2011 was primarily due to a reduction in license fees resulting from the execution of an amendment to a license agreement that reduced net license fees paid on PRC-based product revenues recorded after July 1, 2011.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012

Note 12. Selected Quarterly Financial Data (Unaudited) (Continued)

        Per share amounts for the quarters and full year have been calculated separately. Accordingly, quarterly amounts may not add up to the annual amount because of differences in the weighted-average common shares outstanding during each period, due primarily to the effect of the Company's issuing shares of its common stock during the year.

        For the quarter ended March 31, 2011, basic and diluted net income (loss) per common share were identical as common equivalent shares were excluded from the calculation because their effect was anti-dilutive.

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

        (b)   Management's Annual Report on Internal Control over Financial Reporting.    Our management is responsible for establishing and maintaining internal control over our financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework. Based on the assessment using those criteria, our management concluded that, as of December 31, 2012, our internal control over financial reporting was effective. Our independent registered public accounting firm, Ernst & Young LLP, audited the effectiveness of our internal control over financial reporting. Their report appears below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Genomic Health, Inc.

        We have audited Genomic Health, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Genomic Health, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Genomic Health, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Genomic Health, Inc. as of December 31, 2012 and 2011, and the related statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California
March 15, 2013

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

ITEM 9B.    Other Information.

        None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this item with respect to directors is incorporated by reference from the information under the caption "Election of Directors" contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2013 Annual Meeting of Stockholders to be held on June 6, 2013, or Proxy Statement. Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption "Executive Officers of the Registrant" and is incorporated herein by reference.

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

          (1)   Financial Statements

        Reference is made to the Index to Consolidated Financial Statements of Genomic Health under Item 8 of Part II hereof.

          (2)   Financial Statement Schedules

        The following schedule is filed as part of this Form 10-K:

          Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2012, 2011, and 2010.

        All other financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

          (3)   Exhibits

        See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

        (b)   Exhibits

Exhibit No.		Description of Document
3	(i)	Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.3 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
3	(ii)	Amended and Restated Bylaws of the Company, as amended and restated January 8, 2009 (incorporated by reference to exhibit 3.1 to the Company's Current Report on Form 8-K filed on January 9, 2009).

Exhibit No.		Description of Document
4.1		Specimen Common Stock Certificate (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10.1	#
Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10.2	#
2001 Stock Incentive Plan and forms of agreements thereunder (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10.3.1	#
Amended and Restated Genomic Health, Inc. 2005 Stock Incentive Plan (incorporated by reference to exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009).
10.3.2	#
Form of Stock Option Agreement under the Company's Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009).
10.3.3	#
Form of Global Restricted Stock Unit Agreement under the Company's Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to exhibit 10.15 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2010).
10.3.4	#
Form of Non U.S. Employee/Consultant Stock Option Agreement under the Company's 2005 Stock Incentive Plan (incorporated by reference to exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).
10.4.1	†
PCR Patent License Agreement dated February 21, 2005 between the Company and Roche Molecular Systems, Inc. (incorporated by reference to exhibit 10.8 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10.4.2	†
Amendment to PCR Patent License Agreement dated October 21, 2011 between the Company and Roche Molecular Systems, Inc. (incorporated by reference to exhibit 10.17 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2011).
10.5
Lease dated September 23, 2005 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.10 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
10.6
Lease dated January 4, 2007 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.8 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2006).
10.7
Lease dated October 1, 2009 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).
10.8
First Amendment to Lease dated January 4, 2007 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.13 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2010).

Exhibit No.		Description of Document
10.9		Second Amendment to Lease dated September 23, 2005 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.14 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2010).
10.10	#	Genomic Health, Inc. Employee Stock Purchase Plan (incorporated by reference to exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011).
21.1	*	List of Subsidiaries.
23.1	*	Consent of Independent Registered Public Accounting firm.
24.1	*	Power of Attorney (see page 122 of this Form 10-K).
31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	*	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1	**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101	##
The following materials from Registrant's Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL), includes: (i) Consolidated Balance Sheets at December 31, 2012 and 2011, (ii) Consolidated Statements of Income for the three years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income for the three years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Stockholders' Equity for the three years ended December 31, 2012, 2011 and 2010, (v) Consolidated Statements of Cash Flows for the three years ended December 31, 2012, and (vi) Notes to Consolidated Financial Statements.

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

SCHEDULE II

GENOMIC HEALTH, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2012, 2011 and 2010

	Balance at Beginning of Period	Expenses	Deductions	Balance at End of Period
	(In thousands)
Allowance for Doubtful Accounts:
Year ended December 31, 2012	$1,206	$3,408	$3,481	$1,133

Year ended December 31, 2011	$680	$3,484	$2,958	$1,206

Year ended December 31, 2010	$545	$2,231	$2,096	$680

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENOMIC HEALTH, INC.
By:	/s/ KIMBERLY J. POPOVITS Kimberly J. Popovits President and Chief Executive Officer (Principal Executive Officer)

Date: March 15, 2013

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

Signature	Title	Date

/s/ KIMBERLY J. POPOVITS Kimberly J. Popovits	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 15, 2013
/s/ DEAN L. SCHORNO Dean L. Schorno	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2013
/s/ FELIX J. BAKER Felix J. Baker	Director	March 15, 2013
/s/ JULIAN C. BAKER Julian C. Baker	Director	March 15, 2013
/s/ FRED E. COHEN, M.D., D. PHIL. Fred E. Cohen, M.D., D. Phil.	Director	March 15, 2013

Signature	Title	Date

/s/ SAMUEL D. COLELLA Samuel D. Colella	Director	March 15, 2013
/s/ GINGER L. GRAHAM Ginger L. Graham	Director	March 15, 2013
/s/ RANDALL S. LIVINGSTON Randall S. Livingston	Director	March 15, 2013
/s/ WOODROW A. MYERS JR., M.D. Woodrow A. Myers Jr., M.D.	Director	March 15, 2013

EXHIBIT INDEX

Exhibit No.		Description of Document
3(i)		Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.3 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

3(ii)		Amended and Restated Bylaws of the Company, as amended and restated January 8, 2009 (incorporated by reference to exhibit 3.1 to the Company's Current Report on Form 8-K filed on January 9, 2009).

4.1		Specimen Common Stock Certificate (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

10.1	#	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

10.2	#	2001 Stock Incentive Plan and forms of agreements thereunder (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

10.3.1	#	Amended and Restated Genomic Health, Inc. 2005 Stock Incentive Plan (incorporated by reference to exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009).

10.3.2	#	Form of Stock Option Agreement under the Company's Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009).

10.3.3	#	Form of Global Restricted Stock Unit Agreement under the Company's Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to exhibit 10.15 filed with the Company's Annual Report on form 10-K for the year ended December 31, 2010).

10.3.4	#	Form of Non U.S. Employee/Consultant Stock Option Agreement under the Company's 2005 Stock Incentive Plan (incorporated by reference to exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).

10.4.1	†	PCR Patent License Agreement dated February 21, 2005 between the Company and Roche Molecular Systems, Inc. (incorporated by reference to exhibit 10.8 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

10.4.2	†	Amendment to PCR Patent License Agreement dated October 21, 2011 between the Company and Roche Molecular Systems, Inc. (incorporated by reference to exhibit 10.17 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2011).

10.5		Lease dated September 23, 2005 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.10 filed with Registration Statement on Form S-1 (File No. 333-126626) , as amended, declared effective on September 28, 2005).

10.6		Lease dated January 4, 2007 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.8 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2006).

Exhibit No.		Description of Document
10.7		Lease dated October 1, 2009 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

10.8		First Amendment to Lease dated January 4, 2007 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.13 filed with the Company's Annual Report on form 10-K for the year ended December 31, 2010).

10.9		Second Amendment to Lease dated September 23, 2005 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.14 filed with the Company's Annual Report on form 10-K for the year ended December 31, 2010).

10.10	#	Genomic Health, Inc. Employee Stock Purchase Plan (incorporated by reference to exhibit 10.1 filed with the Company's Quarterly Report on form 10-Q for the quarterly period ended June 30, 2011).

21.1	*	List of Subsidiaries.

23.1	*	Consent of Independent Registered Public Accounting firm.

24.1	*	Power of Attorney (see page 122 this Form 10-K).

31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101	##	The following materials from Registrant's Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL), includes: (i) Consolidated Balance Sheets at December 31, 2012 and 2011, (ii) Consolidated Statements of Income for the three years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income for the three years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Stockholders' Equity for the three years ended December 31, 2012, 2011 and 2010 (v) Consolidated Statements of Cash Flows for the three years ended December 31, 2012, and (vi) Notes to Consolidated Financial Statements.

*
Filed herewith.

**
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed "filed" for purposes of Section 18 of the Exchange Act.

†
Confidential treatment has been granted with respect to certain portions of this exhibit.

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