Form 10-Q
period 2013-03-31
GENOMIC HEALTH INC
filed 2013-05-07
CIK 1131324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 30,217,345 as of April 30, 2013.

GENOMIC HEALTH, INC.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

GENOMIC HEALTH, INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$17,097	$18,005
Short-term marketable securities	78,980	81,060
Accounts receivable (net of allowance for doubtful accounts; 2013 - $1,393, 2012 - $1,133)	27,045	22,253
Prepaid expenses and other current assets	9,517	8,891
Total current assets	132,639	130,209
Property and equipment, net	14,834	14,104
Other assets	9,527	9,421
Total assets	$157,000	$153,734

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,983	$4,881
Accrued compensation	9,378	11,210
Accrued license fees	2,076	2,292
Accrued expenses and other current liabilities	8,773	6,340
Deferred revenues	53	374
Other current liabilities	243	243
Total current liabilities	24,506	25,340

Other liabilities	1,915	2,068
Commitments and contingencies
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	319,048	313,915
Accumulated other comprehensive income	33	15
Accumulated deficit	(158,395)	(157,512)
Treasury stock, at cost	(30,110)	(30,095)
Total stockholders’ equity	130,579	126,326
Total liabilities and stockholders’ equity	$157,000	$153,734

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Product revenues	$62,709	$57,904
Contract revenues	385	563
Total revenues	63,094	58,467
Operating expenses:
Cost of product revenues	9,746	9,326
Research and development	13,663	11,929
Selling and marketing	27,439	24,366
General and administrative	13,135	11,975
Total operating expenses	63,983	57,596
Income (loss) from operations	(889)	871
Interest income	65	74
Other income (expense), net	(6)	(72)
Income (loss) before income taxes	(830)	873
Income tax expense	53	96
Net income (loss)	$(883)	$777
Basic net income (loss) per share	$(0.03)	$0.03
Diluted net income (loss) per share	$(0.03)	$0.02
Shares used in computing basic net income (loss) per share	30,099	29,910
Shares used in computing diluted net income (loss) per share	30,099	31,609

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Net income (loss)	$(883)	$777
Other comprehensive income (loss)
Unrealized gain on available-for-sale marketable securities, net of tax	18	77
Comprehensive income (loss)	$(865)	$854

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net income (loss)	$(883)	$777
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,545	1,535
Employee stock-based compensation	4,359	3,694
Outside director restricted stock awarded in lieu of fees	50	40
Gain on disposal of property and equipment	(4)	—
Share of loss of equity method investee	—	45
Changes in assets and liabilities:
Accounts receivable	(4,792)	240
Prepaid expenses and other assets	(771)	(376)
Accounts payable	(898)	(3,799)
Accrued compensation	(1,832)	(1,295)
Accrued expenses and other liabilities	2,049	1,824
Deferred revenues	(321)	(368)
Net cash (used in) provided by operating activities	(1,498)	2,317
Investing activities
Purchases of property and equipment	(2,217)	(2,342)
Purchases of marketable securities	(18,289)	(23,031)
Maturities of marketable securities	20,387	24,560
Net cash used in investing activities	(119)	(813)
Financing activities
Net proceeds from issuance of common stock under stock plans	724	2,618
Repurchase of common stock	(15)	—
Net cash provided by financing activities	709	2,618
Net (decrease) increase in cash and cash equivalents	(908)	4,122
Cash and cash equivalents at the beginning of the period	18,005	32,869
Cash and cash equivalents at the end of the period	$17,097	$36,991
Supplemental disclosure of cash flow information
Cash paid for income taxes	$108	$36

See accompanying notes.

GENOMIC HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

The Company

Genomic Health, Inc. (the “Company”) is a global healthcare company that provides actionable genomic information to personalize cancer treatment decisions. The Company develops and globally commercializes genomic-based clinical laboratory services that analyze the underlying biology of cancer, allowing physicians and patients to make individualized treatment decisions. The Company was incorporated in Delaware in August 2000. The Company’s first product, the Oncotype DX invasive breast cancer test, was launched in 2004 and is used for early stage invasive breast cancer patients to predict the likelihood of breast cancer recurrence and the likelihood of chemotherapy benefit. In January 2010, the Company launched its second product, the Oncotype DX colon cancer test, which is used to predict the likelihood of colon cancer recurrence in patients with stage II disease. In late December 2011, the Company made Oncotype DX available for patients with ductal carcinoma in situ (“DCIS”), a pre-invasive form of breast cancer. This test provides a DCIS score that is used to predict the likelihood of local recurrence. In June 2012, the Company began offering the Oncotype DX colon cancer test for use in patients with stage III disease treated with oxaliplatin-containing adjuvant therapy. In May 2013, the Company plans to present data from a clinical validation study and proceed with the launch of a test for prostate cancer, the Oncotype DX Genomic Prostate Score, or GPS. This test may be used to improve treatment decisions for prostate cancer patients, in conjunction with the Gleason score, or tumor grading.

Principles of Consolidation

The condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. The Company had three wholly-owned subsidiaries at March 31, 2013: Genomic Health International Sarl, which was established in Switzerland in 2009, and Genomic Health International Holdings, LLC, which was established in Delaware in 2010, both of which support the Company’s international sales and marketing efforts; and Oncotype Laboratories, Inc., which was established in 2003, and is inactive. Genomic Health International Holdings, LLC has three wholly-owned subsidiaries: Genomic Health U.K., Ltd. and Genomic Health Germany GmbH, both of which were established in 2011 and Genomic Health Canada, which was established in 2012. The functional currency for the Company’s wholly-owned subsidiaries incorporated outside the United States is the U.S. dollar. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation and Use of Estimates

The accompanying interim period condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated balance sheet as of March 31, 2013, condensed consolidated statements of operations, condensed consolidated statements of comprehensive income (loss) and condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2012 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2012 has been derived from audited financial statements, but it does not include certain information and notes required by GAAP for complete consolidated financial statements.

The preparation of financial statements in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

The accompanying interim period condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

From time to time, the Company receives requests for refunds of payments, generally due to overpayments made by third-partypayors. Upon becoming aware of a refund request, the Company establishes an accrued liability for tests covered by the refund request until such time as the Company determines whether or not a refund is due. Accrued refunds were $663,000 and $664,000 at March 31, 2013 and December 31, 2012, respectively, and included in accrued expenses and other current liabilities.

Contract revenues are generally derived from studies conducted with biopharmaceutical and pharmaceutical companies. The specific methodology for revenue recognition is determined on a case-by-case basis according to the facts and circumstances applicable to a given contract. Under certain contracts, the Company’s input, measured in terms of full-time equivalent level of effort or running a set of assays through its clinical reference laboratory under a contractual protocol, triggers payment obligations, and revenues are recognized as costs are incurred or assays are processed. Certain contracts have payments that are triggered as milestones are completed, such as completion of a successful set of experiments. Milestones are assessed on an individual basis and revenue is recognized when these milestones are achieved, as evidenced by acknowledgment from collaborators, provided that (1) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (2) the milestone payment is non-refundable. Where separate milestones do not meet these criteria, the Company defaults to a performance-based model, such as revenue recognition following delivery of effort as compared to an estimate of total expected effort.

Advance payments received in excess of revenues recognized are classified as deferred revenue until such time as the revenue recognition criteria have been met.

Allowance for Doubtful Accounts

The Company accrues an allowance for doubtful accounts against its accounts receivable based on estimates consistent with historical payment experience. Bad debt expense is included in general and administrative expense on the Company’s condensed consolidated statements of operations. Accounts receivable are written off against the allowance when the appeals process is exhausted, when an unfavorable coverage decision is received or when there is other substantive evidence that the account will not be paid. The Company’s allowance for doubtful accounts as of March 31, 2013 and December 31, 2012 was $1.4 million and $1.1 million, respectively. Write-offs for doubtful accounts of $1.0 million and $928,000 were recorded against the allowance during the three months ended March 31, 2013 and 2012, respectively. Bad debt expense was $1.3 million and $689,000 for the three months ended March 31, 2013 and 2012, respectively.

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

The Company enters into collaboration and clinical trial agreements with clinical collaborators and records the costs associated with these agreements as research and development expenses. The Company records accruals for estimated study costs comprised of work performed by its collaborators under contract terms. Advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized and recognized as expense as the goods are delivered or the related services are performed.

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

Investments in Privately Held Companies

The Company determines whether its investments in privately held companies are debt or equity based on their characteristics, in accordance with the applicable accounting guidance for such investments. The Company also evaluates the investee to determine if the entity is a variable interest entity (“VIE”) and, if so, whether the Company is the primary beneficiary of the VIE, in order to determine whether consolidation of the VIE is required in accordance with accounting guidance for consolidations. If consolidation is not required and the Company owns less than 50.1% of the voting interest of the entity, the investment is evaluated to determine if the equity method of accounting should be applied. The equity method applies to investments in common stock or in-substance common stock where the Company exercises significant influence over the investee, typically represented by ownership of 20% or more of the voting interests of an entity. If the equity method does not apply, investments in privately held companies determined to be equity securities are accounted for using the cost method. Investments in privately held companies determined to be debt securities are accounted for as available-for-sale or held-to-maturity securities, in accordance with accounting guidance for investments.

In December 2010, the Company invested $500,000 in the preferred stock of a private company representing 21% of the entity’s outstanding voting shares. The Company determined that it was not the primary beneficiary of this VIE and, accordingly, applied the equity method of accounting. In June 2012, the Company invested an additional $400,000 in the preferred stock of this company as part of a new equity financing, and reduced the Company’s holdings to approximately 16%. As of June 30, 2012, the Company changed its method of accounting for this investment to the cost method because the Company’s ownership fell below 20% and the Company does not have the ability to exercise significant influence over the investee entity. The net carrying value of this investment was $643,000 at March 31, 2013 and at December 31, 2012, and no impairment was recognized through March 31, 2013.

In March 2011, the Company invested $2.3 million in the redeemable preferred stock of a private company representing 21% of the entity’s outstanding voting shares. The Company determined that the investment was a held-to-maturity debt security and that the investee was not subject to consolidation. In August 2012, the Company participated in the first tranche of a second preferred stock financing of this private company and purchased $1.0 million of preferred stock with no redemption privileges. In connection with this financing, the terms of the Company’s initial redeemable preferred stock investment were modified to become preferred stock with no redemption privileges. As a result of this transaction, the Company’s ownership interest was reduced to approximately 19% and the investment held by the Company is considered to be an investment in non-marketable equity securities. In October 2012, the Company participated in the second tranche of the second financing and purchased an additional $3.6 million of preferred stock, resulting in an ownership percentage of approximately 18% as of December 31, 2012.  The investee is not consolidated because the Company owns less than 20% of the investee and the Company does not have the ability to exercise significant influence over the investee. As a result, the Company will continue to use the cost method of accounting for this investment. The carrying value of this investment was $6.9 million at March 31, 2013 and at December 31, 2012, and no impairment was recognized through March 31, 2013.

The Company’s investments in privately held companies were $7.5 million at March 31, 2013 and at December 31, 2012, and were included in other assets in the accompanying condensed consolidated balance sheets.

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued authoritative guidance requiring companies to report, in one place, information about reclassifications out of accumulated other comprehensive income (“AOCI”). Companies are also required to present reclassifications by component when reporting changes to AOCI balances. This guidance is effective for the Company for interim and annual periods beginning after December 15, 2012. As this guidance provides only presentation requirements, the adoption of this guidance does not impact the Company’s financial condition or results of operations. The Company adopted this standard in January 2013, as reflected by the inclusion of the Condensed Consolidated Statements of Comprehensive Income (Loss) as part of its Condensed Consolidated Financial Statements.

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

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Numerator:
Net income (loss)	$(883)	$777
Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic net income (loss) per share	30,099	29,910
Effect of dilutive securities:
Options to purchase common stock	—	1,624
Restricted stock units	—	75
Total	—	1,699
Weighted-average shares of common stock outstanding used in the calculation of diluted net income (loss) per share	30,099	31,609
Basic net income (loss) per share	$(0.03)	$0.03
Diluted net income (loss) per share	$(0.03)	$0.02

Options to purchase approximately 1.4 million weighted average shares of the Company’s common stock that were outstanding during the three months ended March 31, 2013 were not included in the computation of diluted net loss per share because their effect was anti-dilutive. Options to purchase approximately 130,000 weighted average shares of the Company’s common stock that were outstanding during the three months ended March 31, 2012 were not included in the computation of diluted net income per share because their effect was anti-dilutive.

Note 3.  Fair Value Measurements

The Company measures certain financial assets, including cash equivalents and marketable securities, at their fair value on a recurring basis. The fair value of these financial assets was determined based on a hierarchy of three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

Level 1:  Quoted prices in active markets for identical assets or liabilities;

Level 2:  Observable inputs other than Level 1 inputs, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3:  Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis at March 31, 2013 and

December 31, 2012, respectively. The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012 by level within the fair value hierarchy:

	Actively Quoted Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance at March 31, 2013
	(In thousands)
As of March 31, 2013:
Assets
Money market deposits	$5,074	$—	$—	$5,074
U.S. Treasury securities	1,268	—	—	1,268
Debt securities of U.S. government-sponsored entities	—	1,877	—	1,877
Commercial paper	—	43,331	—	43,331
Corporate debt securities	—	36,903	—	36,903
Total	$6,342	$82,111	$—	$88,453

	Actively Quoted Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance at December 31, 2012
	(In thousands)
As of December 31, 2012:
Assets
Money market deposits	$7,403	$—	$—	$7,403
U.S. Treasury securities	1,276	—	—	1,276
Debt securities of U.S. government-sponsored entities	—	761	—	761
Commercial paper	—	33,888	—	33,888
Corporate debt securities	—	52,102	—	52,102
Total	$8,679	$86,751	$—	$95,430

The Company’s debt securities of U.S. government-sponsored entities, commercial paper and corporate bonds are classified as Level 2 as they are valued using multi-dimensional relational pricing models that use observable market inputs, including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data. Not all inputs listed are available for use in the evaluation process on any given day for each security evaluation. In addition, market indicators, industry and economic events are monitored and may serve as a trigger to acquire further corroborating market data. There were no transfers between Level 1 and Level 2 categories during the three months ended March 31, 2013 and 2012, respectively.

All of the Company’s marketable securities are classified as available-for-sale. The following tables illustrate the Company’s available-for-sale marketable securities as of the dates indicated:

	March 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Treasury securities	$1,266	$2	$—	$1,268
Debt securities of U.S. government-sponsored entities	1,877	—	—	1,877
Commercial paper	38,891	41	—	38,932
Corporate debt securities	36,913	1	(11)	36,903
Total	$78,947	$44	$(11)	$78,980

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Treasury securities	$1,275	$1	$—	$1,276
Debt securities of U.S. government-sponsored entities	761	—	—	761
Commercial paper	28,854	35	—	28,889
Corporate debt securities	50,155	2	(23)	50,134
Total	$81,045	$38	$(23)	$81,060

The Company had no realized gains or losses on available-for-sale marketable securities for the three months ended March 31, 2013 and 2012, respectively.

All of the Company’s available-for-sale marketable securities had contractual maturities of one year or less as of March 31, 2013 and December 31, 2012, respectively.

Note 4. Collaboration and Commercial Technology Licensing Agreements

The Company has entered into a variety of collaboration and specimen transfer agreements relating to its development efforts. The Company recorded collaboration expenses of $459,000 and $643,000 for the three months ended March 31, 2013 and 2012, respectively, relating to services provided in connection with these agreements. In addition to these expenses, some of the agreements contain provisions for royalties from inventions resulting from these collaborations. The Company has specified options and rights relating to joint inventions arising out of the collaborations.

The Company is a party to various agreements under which it licenses technology on a non-exclusive basis in the field of human diagnostics. Access to these licenses enables the Company to process its Oncotype DX tests. While certain agreements contain provisions for fixed annual payments, license fees are generally calculated as a percentage of product revenues, with rates that vary by agreement and may be tiered, and payments that may be capped at annual minimum or maximum amounts. The Company recognized costs recorded under these agreements totaling $2.1 million and $2.0 million for the three months ended March 31, 2013 and 2012, respectively, which were included in cost of product revenues.

At March 31, 2013, fixed future annual payments, exclusive of royalty payments, relating to the launch and commercialization of the Oncotype DX colon cancer test totaled $900,000 and are payable as follows:

Fixed Future Annual Payments
(In thousands)
Payment Due:
January 2014	$450
January 2015	450
Total	$900

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

Contract Research Arrangements

In November 2007, the Company entered into a Collaborative Diagnostic Development Agreement with Pfizer Inc. to provide research and development services for the development of a diagnostic product for renal cell cancer. The Company received an initial payment of $1.5 million and was initially eligible to receive a payment of $2.2 million upon joint agreement on a gene identification plan, $5.0 million in additional payments upon the earlier of Pfizer’s election to initiate the next phase of development or a specified number of months from the date the Company received the sample set and related clinical data necessary to conduct the first phase of development, and a final payment of $1.5 million upon completion of clinical validation. Completion of clinical validation represents a substantive milestone and the Company will recognize the $1.5 million payment upon completion. All other payments were not considered substantive milestones as they are not based solely on the Company’s past performance. Such payments are recognized using a performance- based model and revenue is recognized following delivery of effort as compared to an estimate of total expected effort. The Company did not recognize any revenue related to substantive milestones under this agreement during the quarters ended and March 31, 2013 and 2012.

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

Future non-cancelable commitments under these operating leases at March 31, 2013 were as follows:

Annual Payments
(In thousands)
Years Ending December 31,
2013 (remainder of year)	$2,208
2014	3,013
2015	3,030
2016	3,070
2017	3,162
2018 and thereafter	2,068
Total minimum payments	$16,551

Note 6. Stock-Based Compensation

The Company recognized employee stock-based compensation expense of $4.4 million and $3.7 million for the three months ended March 31, 2013 and 2012, respectively. Employee stock-based compensation expense includes expense related to stock option grants, restricted stock unit (“RSU”) awards to employees, restricted stock issued in lieu of outside director fees and stock purchased under the Company’s Employee Stock Purchase Plan (“ESPP”). Stock-based compensation expense is calculated based on options and RSUs ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock Option Grants

The Company granted options to purchase 317,500 shares and 504,500 shares of common stock to employees during the three months ended March 31, 2013 and 2012, respectively. For the three months ended March 31, 2013, the Company issued 195,524 shares of common stock in connection with the exercise of stock options with a weighted-average exercise price of $16.15 per share. For the three months ended March 31, 2012, the Company issued 224,239 shares of common stock in connection with the exercise of stock options with a weighted-average exercise price of $16.61 per share.

Restricted Stock Units

During the three months ended March 31, 2013, the Company awarded 254,598 RSUs with a grant-date fair value equal to $7.3 million. During the three months ended March 31, 2012, the Company awarded 351,548 RSUs with a grant-date fair value equal to $10.1 million. Each RSU entitles the recipient to receive one share of the Company’s common stock upon vesting. RSUs awarded to employees generally vest as to one-third of the total number of shares awarded annually over a three-year period. During the three months ended March 31, 2013, the Company issued 117,434 shares of common stock in connection with the vesting of RSUs with a weighted-average grant date fair value of $26.44 per share.  During the three months ended March 31, 2012, the Company issued 59,514 shares of common stock in connection with the vesting of RSUs with a weighted-average grant date fair value of $23.16 per share.

Restricted Stock in Lieu of Directors’ Fees

Outside members of the Company’s Board of Directors may elect to receive fully-vested restricted stock in lieu of cash compensation for services as a director. During the three months ended March 31, 2013, the Company issued 1,835 shares of restricted stock to outside directors, with a grant date fair value of $50,000, and a weighted-average grant date fair value of $27.24 per share. During the three months ended March 31, 2012, the Company issued 1,572 shares of restricted stock to outside directors, with a grant date fair value of $40,000, and a weighted-average grant date fair value of $25.39 per share.

Employee Stock Purchase Plan

During the three months ended March 31, 2013 and 2012, no shares were issued under the ESPP. A total of 1,250,000 shares of common stock have been reserved for issuance under the ESPP, of which 1,103,937 shares were available for issuance as of December 31, 2012. As of March 31, 2013, there was $216,000 of unrecognized compensation expense related to the ESPP, which is expected to be recognized over an estimated weighted-average period of two months.

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

	Three Months Ended March 31,
	2013	2012
Expected volatility:
Stock options	46%	46%
ESPP	51%	47%
Risk-free interest rate:
Stock options	1.26%	1.23%
ESPP	0.14%	0.05%
Expected life in years:
Stock options	6.65	6.83
ESPP	0.50	0.50
Weighted-average grant date fair value:
Stock options	$13.19	$13.97
ESPP	$7.50	$7.16

Note 7. Segment Information

The Company operates in one business segment, which primarily focuses on the development and global commercialization of genomic based clinical laboratory services that analyze the underlying biology of cancer, allowing physicians and patients to make individualized treatment decisions. As of March 31, 2013, the majority of the Company’s product revenues have been derived from sales of one product, the Oncotype DX breast cancer test.

The following table summarizes total revenues from customers and collaboration partners by geographic region. Product revenues are attributed to countries based on ship-to location. Contract revenues are attributed to countries based on the location of the collaboration partner.

	Three Months Ended March 31,
	2013	2012
	(In thousands)
United States	$54,562	$53,414
Outside of the United States	8,532	5,053
Total revenues	$63,094	$58,467

Note 8. Income Taxes

The Company recorded income tax expense of $53,000 and $96,000 for the three months ended March 31, 2013 and 2012, respectively, which was computed using the “discrete” (or “cut-off”) method and was principally comprised of state income taxes and foreign taxes. The difference between the income tax expense actually recorded and the statutory rate applied to the Company’s income (loss) before income taxes was primarily due to the impact of nondeductible stock-based compensation expenses and nondeductible meals and entertainment for the three months ended March 31, 2013 and nondeductible stock-based compensation expenses for the three months ended March 31, 2012.

Based on all available objective evidence, the Company believes that it is more likely than not that its net deferred tax assets will not be fully realized. Accordingly, the Company maintained a valuation allowance against all of its net deferred tax assets as of both March 31, 2013 and December 31, 2012. The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

The Company had $967,000 and $875,000 of unrecognized tax benefits as of March 31, 2013 and December 31, 2012, respectively. The Company does not anticipate a material change to its unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

Accrued interest and penalties related to unrecognized tax benefits are recognized as part of the Company’s income tax provision in its condensed consolidated statements of operations. All tax years from 2000 forward remain subject to future examination by federal, state and foreign tax authorities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our expectation that, for the foreseeable future, a significant amount of our revenues will be derived from Oncotype DX for breast cancer; the factors that may impact our financial results; our ability to achieve sustained profitability; our business strategy and our ability to achieve our strategic goals; our expectations regarding product revenues and the sources of those revenues; the amount of future revenues that we may derive from Medicare patients or categories of patients; our belief that we may become more dependent on Medicare reimbursement in the future; our plans to pursue reimbursement on a case-by-case basis; our ability, and expectations as to the amount of time it will take, to achieve reimbursement from third-party payors and government insurance programs for new indications of tests, new tests or in new markets; our expectations regarding our international expansion and opportunities; our expectations regarding reimbursement in international markets; our intent to enter into additional foreign distribution arrangements; our beliefs with respect to the benefit and attributes of our tests; the factors we believe drive demand for our tests and our ability to sustain or increase such demand; our success in increasing patient and physician demand as a result of our direct sales approach and our sales forces’ capacity to sell our tests; plans for, and the timeframe for the development or commercial launch of, future tests or enhancements to address different patient populations of breast or colon cancer, other types of cancer or specific cancer treatments, and our expected launch of a test for prostate cancer in 2013; the factors that we believe will drive the establishment of coverage policies; the capacity of our clinical reference laboratory to process tests and our expectations regarding capacity; our dependence on collaborative relationships and the success of those relationships; whether any tests will result from our collaborations; the applicability of clinical results to actual outcomes; our estimates and assumptions with respect to disease incidence and potential market opportunities; the occurrence, timing, outcome or success of clinical trials or studies; our plans with respect to additional studies; our expectations regarding timing of the announcement or publication of research results; the benefits of our technology platform; the economic benefits of our tests to the healthcare system; the ability of our tests to impact treatment decisions; our beliefs regarding our competitive position; our expectations regarding our future technologies, including next generation sequencing, and their potential benefits; our beliefs regarding the benefits of genomic analysis in various patient populations; our expectations regarding clinical development processes future tests may follow; our beliefs regarding the benefits of individual gene reporting; our expectation that our research and development, general and administrative and sales and marketing expenses will increase and our anticipated uses of those funds; our expectations regarding capital expenditures; our ability to comply with the requirements of being a public company; our expectations regarding future levels of bad debt expense and billing and collections fees; our ability to attract and retain experienced personnel; the adequacy of our product liability insurance; our anticipated cash needs and our estimates regarding our capital requirements; our need for additional financing; our expected future sources of cash; our expectations regarding incurrence of debt; our compliance with federal, state and foreign regulatory requirements; the potential impact resulting from the regulation of our tests by the U.S. Food and Drug Administration, or FDA, and other non-U.S. regulators; our belief that our tests are properly regulated under the Clinical Laboratory Improvement Amendments of 1988, or CLIA; the impact of new or changing policies, regulation or legislation, or of judicial decisions, on our business; the impact of seasonal fluctuations and economic conditions on our business; our belief that we have taken reasonable steps to protect our intellectual property; the impact of changing interest rates; our beliefs regarding our unrecognized tax benefits or our valuation allowance; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; the impact of the economy on our business, patients and payors; and anticipated trends and challenges in our business and the markets in which we operate.

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

In January 2004, we launched our first Oncotype DX test, which is used to predict the likelihood of cancer recurrence and the likelihood of chemotherapy benefit in early stage invasive breast cancer patients. In January 2010, we launched our second Oncotype DX test, the first multigene expression test developed to assess risk of recurrence in stage II colon cancer patients. In late December 2011, we made Oncotype DX available for patients with DCIS, a pre-invasive form of breast cancer. In June 2012, we extended our offering of the Oncotype DX colon cancer test to patients with stage III disease treated with oxaliplatin-containing adjuvant therapy. We plan to launch our prostate cancer test in May 2013. Effective July 1, 2012, the list price of our Oncotype DX breast cancer test increased from $4,175 to $4,290 and the list price of our Oncotype DX colon cancer test increased from $3,280 to $3,640. The majority of our historical revenues have been derived from the sale of Oncotype DX breast cancer tests ordered by physicians in the United States.

For the three months ended March 31, 2013, we delivered 20,350 Oncotype DX test reports for use in treatment planning, compared to 18,630 reports delivered for the three months ended March 31, 2012. All of our tests are conducted at our clinical reference laboratory in Redwood City, California. Our clinical reference laboratory processing capacity is currently approximately 23,000 tests per calendar quarter. As test processing for our Oncotype DX breast and colon cancer tests is essentially the same, except that the tests use different RNA extraction methods and analyze different genes, we believe that we currently have sufficient capacity to process both of our tests. In connection with the planned May 2013 launch of our prostate cancer test, we are in the process of expanding our clinical laboratory processing capacity. We expect our initial commercialization efforts of our prostate cancer test will result in increased costs for laboratory testing, including staffing-related costs, incremental sales and marketing staffing to introduce our product to a new group of physicians and patients and costs associated with obtaining reimbursement coverage.

We depend upon third-party payors to provide reimbursement for our tests. Accordingly, we have and expect to continue to focus substantial resources on obtaining reimbursement coverage from third-party payors.

We have continued to expand our business, both in the United States and internationally. We plan to continue to use essentially the same business model internationally as we use in the United States, however, there are significant differences between countries that need to be considered. For example, different countries may have a public healthcare system, a combination of public and private healthcare system or a cash-based payment system. We have a direct commercial presence with employees and have consultants in some countries, including Canada, Germany, Ireland, Japan, Switzerland and the United Kingdom. Additionally, we entered into exclusive distribution agreements for the sale of our tests with approximately 20 distributors covering more than 80 countries outside of the United States.

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

The majority of our international Oncotype DX breast and colon cancer test revenues come from direct payor reimbursement, payments from our distributors, patient self-pay, and clinical collaborations in various countries. We have obtained some coverage for our breast cancer test outside of the United States, including in Canada, Germany, Greece, Ireland, Israel, Saudi Arabia, Spain and the United Kingdom. We expect that it will take several years to establish broad coverage and reimbursement for our Oncotype DX breast and colon cancer tests with payors in countries outside of the United States and there can be no assurance that our efforts will be successful. In addition, we will need to obtain reimbursement coverage for our prostate cancer test we plan to launch in May 2013.

Oncotype DX Breast Cancer Test

We expect to continue to focus substantial resources on pursuing global adoption of and reimbursement for our Oncotype DX breast cancer test. We believe increased demand for our Oncotype DX breast cancer test resulted from our ongoing commercial efforts, expanded utility for new breast cancer patient groups, continued publication of peer-reviewed articles on studies we sponsored, conducted or collaborated on that support the use of and reimbursement for the test, clinical presentations at major symposia, and the inclusion of our breast cancer test in clinical practice guidelines for node negative, or N-, estrogen receptor positive, or ER+, invasive disease. However, this increased demand is not necessarily indicative of future growth rates, and we cannot provide assurance that this level of increased demand can be sustained or that publication of articles, future appearances or presentations at medical conferences, increased commercial efforts or expansion of utility to new breast cancer patient groups will have a similar impact on demand for our breast cancer test in the future. Sequential quarterly demand for our breast cancer test may also be impacted by other factors, including the economic environment and continued high unemployment levels, seasonal variations that have historically impacted physician office visits, our shift in commercial focus to our Oncotype DX colon cancer test, the planned launch of our prostate cancer test or any future products we may develop, patient enrollment in Oncotype DX clinical studies and the number of clinical trials in process by cooperative groups or makers of other tests conducting experience studies.

Most national and regional third-party payors in the United States, along with the designated national Medicare contractor for our tests, have issued positive coverage determinations for our Oncotype DX breast cancer test for patients with N-, ER+, invasive disease through contracts, agreements or policy decisions. The local carrier with jurisdiction for claims submitted by us for Medicare patients also provides coverage for our breast cancer test for ER+ patients with node positive, or N+, disease (up to three positive lymph nodes)and invasive breast cancer patients where a lymph node status is unknown or not accessible due to a prior surgical procedure, or when the test is used to guide a neoadjuvant treatment decision. Additionally, some payors provide policy coverage for the use of our test in ER+ patients with N+ disease, including lymph node micro-metastasis (greater than 0.2 mm, but not greater than 2.0 mm in size). In July 2011, the American Journal of Managed Care published results of an economic assessment suggesting use of Oncotype DX in breast cancer patients with 1-3 positive nodes may improve health outcomes without adding incremental cost. However, we may not be able to obtain reimbursement coverage from other payors for our test for breast cancer patients with N+, ER+ disease.

In late December 2011, we made Oncotype DX available for patients with DCIS, a pre-invasive form of breast cancer. The launch of Oncotype DX for DCIS patients was based upon presented positive results from a clinical validation study of the Oncotype DX breast cancer test in patients with DCIS, conducted by the Eastern Cooperative Oncology Group, or ECOG, a clinical trials cooperative group supported by the National Cancer Institute. The study met its primary endpoint by demonstrating that a pre-specified Oncotype DX DCIS Score derived from the Oncotype DX breast cancer test outperforms traditional clinical and pathologic measures to predict the risk of local recurrence, defined as either the development of a new invasive breast cancer or the recurrence of DCIS in the same breast. In May 2013, our Oncotype DX DCIS clinical validation study was published online in the Journal of National Cancer Institute. We expect that it may take several years to establish coverage with a majority of public and private payors for use of our test in DCIS patients and we may not be able to obtain such coverage.

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

In September 2012, we announced positive topline results from this clinical validation study of our biopsy-based prostate cancer test. As a result of this clinical validation study meeting its primary end point, we have completed the necessary work in our clinical reference laboratory in order to proceed with a May 2013 worldwide commercial launch of our test for prostate cancer, the Oncotype DX Genomic Prostate Score, or GPS. This test may be used to improve treatment decisions for prostate cancer patients, in conjunction with the Gleason score, or tumor grading.

We expect to incur additional expenses related to the planned commercial launch of our prostate cancer test, such as infrastructure costs, information technology costs, and selling and marketing costs. We will also need to obtain reimbursement coverage for this test. Based upon our experience in obtaining adoption and reimbursement for our Oncotype DX breast and colon cancer tests, we do not expect product revenues from our prostate cancer test to comprise more than 10% of our total revenues for at least a year or more following our launch.

Product Development Opportunities

In addition to developing products to address new cancer areas, we continually look to expand the clinical utility and addressable patient populations for our existing cancer tests. These developments efforts may lead to a wide variety of possible new products covering various treatment decisions, including:

•              Risk assessment;

•              Screening and prevention;

•              Early disease diagnosis;

•              Adjuvant disease diagnosis;

•              Metastatic treatment selection; and

•              Treatment monitoring.

Our new products may address a specific clinical need or guide a targeted therapy decision and may also leverage our “next generation” sequencing, or NGS, capabilities to expand our product opportunities.

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

Economic Environment

Continuing concerns over prolonged high unemployment levels, the availability and cost of credit, the U.S. real estate market, Federal budget negotiations, entitlement reform efforts, proposed regulatory changes and taxation issues, inflation, deflation, energy costs and geopolitical issues have contributed to increased volatility and uncertain expectations both for the U.S. and global economies. These factors, combined with uncertainties in business and consumer confidence, a volatile stock market, the European sovereign debt crisis, continued concerns regarding the stability of the Euro currency and some European Union member countries and slowing growth in China, have precipitated an economic slowdown and expectations of slower global economic growth and possibly another recession going forward. We periodically evaluate the impact of the economic environment on our cash management, cash collection activities and volume of tests delivered.

As of the date of this report, we have not experienced a loss of principal on any of our investments, and we expect that we will continue to be able to access or liquidate these investments as needed to support our business activities. We periodically monitor the financial position of our significant third-party payors, which include Medicare and managed care companies. As of the date of this report, we do not expect the current economic environment to have a material negative impact on our ability to collect payments from third-party payors in the foreseeable future. The economic environment continued to impact growth in tests delivered and revenue generated during the three months ended March 31, 2013. We intend to continue to assess the impact of the economic environment on our business activities. If the economic environment does not improve or deteriorates, our business including our patient population, government and third-party payors and our distributors and suppliers could be negatively affected, resulting in a negative impact on our product revenues.

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

In February 2012, Congress passed the “Middle Class Tax Relief and Job Creation Act of 2012” which in part reduced the potential future cost-based increases to the Medicare CLFS by 2%. Overall, the total fee cut to the CLFS for 2013 is 2.95% not considering a further reduction of 2% anticipated from implementation of the automatic expense reductions (sequester) under the Budget Control Act of 2011, which went into effect for dates of service on or after April 1, 2013. Reductions made by the Congressional sequester are applied to total claims payments made. While these reductions do not result in a rebasing of the negotiated or established Medicare or Medicaid reimbursement rates, rebasing could occur as a result of future legislation.

The Centers for Medicare and Medicaid Services, CMS, sought public input through the notice and comment period for the proposed Medicare Physician Fee Schedule, on whether all new AMA Molecular Diagnostic codes be placed on either the Medicare Physician Fee Schedule, which would likely require a 20% patient co-payment for such services, or remain on the CLFS. On November 1, 2012, CMS issued a final rule on the Physician Fee Schedule which stated that these new codes would be placed on the CLFS. On August 31, 2012, the Centers for Medicare and Medicaid Services, CMS issued a preliminary determination for the 2013 CLFS which proposed not to recognize Multi-Analyte codes with Algorithmic Analyses, or MAAA, and questioned whether algorithm-based tests are covered benefits for Medicare beneficiaries. However, in its final determination released on November 6, 2012, CMS deleted the statement about not covering algorithmic analysis, and stated that laboratories performing MAAA tests for Medicare beneficiaries should continue to bill for these tests in 2013 as they are currently billed under the CLFS. CMS intends to consider its payment policy for MAAAs again in 2013 and may issue a determination to pay or not pay for these tests beginning in 2014. Our current Medicare reimbursement determination was set by a local coverage decision and not set nationally by CMS. These or any future changes in covered benefit determination, proposed fees or mandated reductions in payments may apply to some or all of our clinical laboratory tests delivered to Medicare, Medicare Advantage and Medicaid beneficiaries.

Changes in Medicare Administrative Contractor (MAC) Services

On a five year rotational basis, Medicare requests bids for its regional MAC services. In 2008, we were notified of the transition from our initial MAC, to Palmetto GBA as a result of this bidding process. Palmetto GBA has issued coverage and payment determinations on our Oncotype DX tests since that transition. In September 2012, Medicare notified us that the next successor MAC for our region will be Noridian Administrative Services. We have been informed that the full transition will take place by September 16, 2013, but we have not been advised of the specific timing of our cut-over date, which may occur prior to the final implementation date. A change in the MAC processing Medicare claims for our Oncotype DX tests could impact the coverage or payment rates for our current tests and our ability to obtain Medicare coverage for products for which we do not yet have coverage or any products we may launch in the future or delay payments.

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

Revenue Recognition

We determine whether revenue is recognized on an accrual basis when test results are delivered or on a cash basis when cash is received from the payor. Our revenues for tests performed are recognized on an accrual basis when the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. We assess whether the fee is fixed or determinable based on the nature of the fee charged for the products or services delivered and existing arrangements or contractual agreements. When evaluating collectibility, we consider whether we have sufficient history to reliably estimate a payor’s individual payment patterns. Based upon at least several months of payment history, we review the number of tests paid against the number of tests billed and the payor’s outstanding balance for unpaid tests to determine whether payments are being made at a consistently high percentage of tests billed and at appropriate amounts given the contracted payment amount. To the extent all criteria set forth above are not met, including where there is no evidence of payment history at the time test results are delivered, product revenues are recognized on a cash basis when cash is received from the payor.

As of March 31, 2013, we have exclusive distribution agreements for one or more of our Oncotype DX tests with approximately 20 distributors covering more than 80 countries. The distributor generally provides us with certain marketing and administrative services within its territory. As a condition of these agreements, the distributor generally pays us an agreed upon fee per test and we process the tests. The same revenue recognition criteria described above generally apply to tests received through distributors. To the extent all criteria set forth above are not met when test results are delivered, product revenues are generally recognized when cash is received from the distributor.

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

As of March 31, 2013, amounts outstanding for tests delivered, net of write-downs and adjustments, which were not recognized as revenue upon delivery because our accrual revenue recognition criteria were not met and which had not been collected, totaled approximately $41 million. We cannot provide any assurance as to when, if ever, and to what extent these amounts will be collected.

From time to time, we receive requests for refunds of payments, generally due to overpayments made by third-party payors. Upon becoming aware of a refund request, we establish an accrued liability for tests covered by the refund request until such time as we determine whether or not a refund is due. If we determine that a refund is due, we credit cash and reduce the accrued liability. Accrued refunds were $663,000 and $664,000 at March 31, 2013 and December 31, 2012, respectively.

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

Accounts Receivable

We accrue an allowance for doubtful accounts against our accounts receivable based on estimates consistent with historical payment experience. Our allowance for doubtful accounts is evaluated quarterly and adjusted when trends or significant events indicate that a change in estimate is appropriate. Historically, the amounts of uncollectible accounts receivable that have been written off have been consistent with management’s expectations. We cannot assure you that we will not experience higher than expected write-offs in the future. As of March 31, 2013 and December 31, 2012, our allowance for doubtful accounts was $1.4 million and $1.1 million, respectively. See “Liquidity and Capital Resources” for additional information, including a summary of accounts receivable aging by payor mix.

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

All potential future product programs outside of breast and colon cancer, and our prostate cancer test that we expect to launch in May 2013, are in the research or development phase. Although we have estimated the time frame in which some of these products may be brought to market, the timing is uncertain given the technical challenges and clinical variables that exist between different types of cancers. We maintain information regarding costs incurred for activities performed under certain contracts with biopharmaceutical and pharmaceutical companies. However, we do not generally record or maintain information regarding costs incurred in research and development on a program-specific basis. Our research and development staff and associated infrastructure resources are deployed across several programs. Many of our costs are thus not attributable to individual programs. As a result, we are unable to determine the duration and completion costs of our research and development programs or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product.

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

Deferred Tax Assets

We are required to reduce our deferred tax assets by a valuation allowance if it is more likely than not that some or all of our deferred tax assets will not be realized. We must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of our valuation allowance, if any, we assess the likelihood that we will be able to recover our deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses and, based on all available evidence, we believe it is more likely than not that our recorded net deferred tax assets will not be realized. Accordingly, we recorded a valuation allowance against all of our net deferred tax assets at both March 31, 2013 and December 31, 2012. We will continue to maintain a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this valuation allowance.

Results of Operations

Three Months Ended March 31, 2013 and 2012

We recorded a net loss of $883,000 for the three months ended March 31, 2013 compared to net income of $777,000 for the three months ended March 31, 2012. On a basic and diluted per share basis, net loss per share was $0.03 for the three months ended March 31, 2013. On a basic per share basis, net income was $0.03 for the three months ended March 31, 2012. On a diluted per share basis, net income was $0.02 for the three months ended March 31, 2012. We may incur net losses in future periods due to future spending and fluctuations in our business, and we may not achieve or maintain sustained profitability in the future.

Revenues

We derive our revenues primarily from product sales and, to a lesser extent, from contract research arrangements. We operate in one industry segment. As of March 31, 2013, substantially all of our product revenues have been derived from the sale of our Oncotype DX breast cancer test. Payors are billed upon generation and delivery of a test report to the physician. Product revenues are recorded on a cash basis unless a contract or arrangement to pay is in place with the payor at the time of billing and collectibility is reasonably assured. Contract revenues are derived from studies conducted with biopharmaceutical and pharmaceutical companies and are recorded as contractual obligations are completed.

	For the Three Months Ended March 31,
	2013	2012
	(In thousands)
Product revenues	$62,709	$57,904
Contract revenues	385	563
Total revenues	$63,094	$58,467
Quarter over quarter dollar increase in product revenues	$4,627
Quarter over quarter percentage increase in product revenues	8%

The increase in product revenues for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 resulted, in part, from increased adoption, as evidenced by a 9% period over period increase in test volume, offset by payments from Medicare totaling $1.2 million for colon cancer tests performed prior to the establishment of coverage. We also experienced an increase in revenues recorded on an accrual basis. Approximately $45.9 million, or 73%, of product revenues for the three months ended March 31, 2013 were recorded on an accrual basis and recognized at the time the test results were delivered, compared to $38.8 million, or 67%, for the three months ended March 31, 2012. For both periods, the balance of product revenues was recognized upon cash collection as payments were received. The timing of recognition of revenues related to third-party payments may cause fluctuations in product revenues from period to period.

Product revenues related to Medicare patients for the three months ended March 31, 2013 were $13.4 million, or 21%, of product revenues, compared to $13.2 million, or 23%, of product revenues for the three months ended March 31, 2012. There were no other third-party payors comprising product revenues of 10% or more for those periods. International product revenues increased to $8.5 million, or 14% of product revenues, for the three months ended March 31, 2013, from $5.1 million, or 9% of product revenues, for the three months ended March 31, 2012.

Contract revenues were $385,000 and $563,000 for the three months ended March 31, 2013 and 2012, respectively. Contract revenues represented studies assessing our gene expression technology or collaborative work in gene selection and protocol design with our pharmaceutical partners. The decrease in contract revenues for the 2013 period compared to the 2012 period was due to a decrease in activities with collaboration partners. We expect that our contract revenues will continue to fluctuate based on the number and timing of studies being conducted.

Cost of Product Revenues

	For the Three Months Ended March 31,
	2013	2012
	(In thousands)
Tissue sample processing costs	$7,485	$7,221
Stock-based compensation	135	109
Total tissue sample processing costs	7,620	7,330
License fees	2,126	1,996
Total cost of product revenues	$9,746	$9,326
Quarter over quarter dollar increase	$420
Quarter over quarter percentage increase	4%

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

Tissue sample processing costs increased $264,000, or 4%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 due to an increase in test volume. The $130,000, or 6%, increase in license fees primarily resulted from a 9% period over period increase in test volume. We expect the cost of product revenues to increase in future periods to the extent we process more tests.

Research and Development Expenses

	For the Three Months Ended March 31,
	2013	2012
	(In thousands)
Personnel-related expenses	$7,306	$6,137
Stock-based compensation	1,180	939
Reagents and laboratory supplies	624	635
Collaboration expenses	459	643
Allocated information technology, facilities and other costs	2,861	2,509
Other expenses	1,233	1,066
Total research and development expenses	$13,663	$11,929
Quarter over quarter dollar increase	$1,734
Quarter over quarter percentage increase	15%

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

The $1.7 million, or 15%, increase in research and development expenses for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 included a $1.2 million increase in personnel-related expenses, a $352,000 increase in allocated information technology, facilities and other costs, a $241,000 increase in stock-based compensation expense, and a $167,000 increase in other expenses, partially offset by a $184,000 decrease in collaboration expenses and a $11,000 decrease in reagents and laboratory supplies expense. The $1.2 million increase in personnel-related expenses was primarily attributable to increases in salaries and benefits due to increased headcount to support our prostate launch, as well as projects related to our product pipeline and ongoing work in NGS. The increase in allocated information technology, facilities and other costs is primarily due to increased project work from our various information technology groups, allocated based on specific departmental projects.

We expect our research and development expenses to increase in future periods due to increased investment in our new product pipeline for breast, colon, prostate, renal and other cancers, along with increased investment in NGS.

Selling and Marketing Expenses

	For the Three Months Ended March 31,
	2013	2012
	(In thousands)
Personnel-related expenses	$13,861	$12,235
Stock-based compensation	1,075	981
Promotional and marketing materials	4,249	3,851
Travel, meetings and seminars	3,622	3,074
Allocated information technology, facilities and other costs	3,771	3,492
Other expenses	861	733
Total selling and marketing expenses	$27,439	$24,366
Quarter over quarter dollar increase	$3,073
Quarter over quarter percentage increase	13%

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

The $3.1 million, or 13%, increase in selling and marketing expenses for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was due to a $1.6 million increase in personnel-related expenses, a $548,000 increase in travel, meetings and seminars expenses primarily related to our international expansion efforts and domestic travel for meetings related to our prostate cancer product launch planned for May 2013, a $398,000 increase in promotional and marketing materials related to the expansion of our international commercial business and preparing for our planned prostate cancer product launch, a $279,000 increase in allocated information technology, facilities and other costs, a $128,000 increase in other expenses and a $94,000 increase in stock-based compensation expense. The $1.6 million increase in personnel-related expenses was attributable to increases in salaries, benefits and related expenses due primarily to increased headcount, including new hires related to our planned launch of our prostate cancer test in May 2013 and annual salary increases. The increase in allocated information technology, facilities and other costs is primarily due to increased project work from our various information technology groups, allocated based on specific departmental projects.

We expect selling and marketing expenses will continue to increase in future periods due to our efforts to establish adoption of and reimbursement for our new products, continued investment in our global commercial infrastructure and increases in our sales force.

General and Administrative Expenses

	For the Three Months Ended March 31,
	2013	2012
	(In thousands)
Personnel-related expenses	$9,521	$8,200
Stock-based compensation	1,969	1,665
Occupancy and equipment expenses	4,047	4,783
Billing and collection fees	2,048	2,223
Bad debt expense	1,289	689
Professional fees and other expenses	2,015	1,864
Information technology, facilities and other cost allocations	(7,753)	(7,449)
Total general and administrative expenses	$13,135	$11,975
Quarter over quarter dollar increase	$1,160
Quarter over quarter percentage increase	10%

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

The $1.2 million, or 10%, increase in general and administrative expenses for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 included a $1.3 million increase in personnel-related expenses, a $600,000 increase in bad debt expense, a $304,000 increase in stock-based compensation expense and a $151,000 increase in professional fees and other expenses partially offset by a $736,000 decrease in occupancy and equipment expenses, a $304,000 increase in information technology, facilities and other costs allocated to other functional areas and a $175,000 decrease in billing and collection fees. Of the $1.3 million increase in personnel-related expenses, $1.2 million was attributable to annual increases in salaries and benefits expenses, primarily resulting from increased headcount, and $92,000 was attributable to higher bonus payments.

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

Interest and Other Income

Interest and other income was $65,000 for the three months ended March 31, 2013 compared to $74,000 for the three months ended March 31, 2012. The decrease was primarily due to lower average balances in our investments in marketable securities during the three months ended March 31, 2013. We expect our interest income will remain nominal if the current low interest rate environment continues.

Other Income (Expense), Net

Other expense, net was $6,000 for the three months ended March 31, 2013 compared to $72,000 for the three months ended March 31, 2012. The decrease was due primarily to a $44,000 loss on an investment in a private company accounted for using the equity method during the three months ended March 31, 2012. There were no losses on investments in private companies during the three months ended March 31, 2013. We expect other income (expense), net to continue to fluctuate based on fluctuations in exchange rates that impact our foreign exchange transaction gains and losses and both the level and performance of investments accounted for under the equity method.

Income Tax Expense

Income tax expense was $53,000 for the three months ended March 31, 2013 compared to $96,000 for the three months ended March 31, 2012. Income tax expense for both periods was principally comprised of state income taxes and foreign taxes and was computed using the discrete, or “cut-off”, method.

As a result of historical cumulative losses and based on all available evidence, we believe it is more likely than not that our recorded net deferred tax assets will not be realized. Accordingly, we recorded a full valuation allowance on our net deferred tax assets for the three months ended March 31, 2013 and 2012, respectively. We will continue to maintain a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.

Liquidity and Capital Resources

As of March 31, 2013, we had an accumulated deficit of $158.4 million. We may incur net losses in the future, and we cannot provide assurance as to when, if ever, we will achieve sustained profitability. We expect that our research and development, selling and marketing and general and administrative expenses will increase in future periods and, as a result, we will need to continue to generate significant product revenues to achieve sustained profitability.

	2013	2012
	(In thousands)
As of March 31:
Cash, cash equivalents and short-term marketable securities	$96,078	$103,144
Working capital	108,134	108,628
For the three months ended March 31:
Cash provided by (used in):
Operating activities	(1,498)	2,317
Investing activities	(119)	(813)
Financing activities	709	2,618
Capital expenditures (included in investing activities above)	(2,217)	(2,342)

Sources of Liquidity

At March 31, 2013, we had cash, cash equivalents and short-term marketable securities of $96.1 million compared to $103.1 million at March 31, 2012. The $7.0 million decrease was attributable to a $30.0 million accelerated share repurchase program in late 2012 and investments in the growth of our business, including research and development, U.S. and international expansion, activities related to reimbursement coverage of our various cancer tests and investments in privately held companies offset by increased cash collections from increased sales of our tests, payments from collaborators and cash received from the exercise of employee stock options. In accordance with our investment policy, available cash is invested in short-term, low-risk, investment-grade debt instruments. Our cash and short-term investments are held in a variety of interest-bearing instruments including money market accounts, U.S. Treasury securities, debt obligations of U.S. government-sponsored entities, and high-grade commercial paper and corporate bonds.

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

Accounts Receivable

At March 31, 2013 and December 31, 2012, $27.1 million, or 17%, and $22.3 million, or 14%, respectively, of our total assets consisted of accounts receivable. The $4.8 million increase in accounts receivable from December 31, 2012 to March 31, 2013 was attributable to a 12% increase in the volume of accrual tests delivered as well as an increase in total accrual payors and a higher rate of accrual revenue as a result of annual price increases. Days sales outstanding, or DSOs, is a measure of the average number of days it takes for us to collect our accounts receivable, calculated from the date that tests are billed. At March 31, 2013 and December 31, 2012, our weighted average DSOs were 70 days and 63 days, respectively. The timing of our billing and cash collections causes fluctuations in our monthly DSOs and accounts receivable.

The following tables summarize accounts receivable by payor mix at March 31, 2013 and December 31, 2012:

	March 31, 2013
	Total	% of Total	Current	31-60 Days	61-90 Days	91-120 Days	121 to 180 Days	Over 180 Days
	(In thousands)
Managed care and other	$23,610	83%	$9,684	$4,569	$3,251	$1,956	$2,150	$2,000
Medicare	4,828	17	3,938	166	72	24	57	571
Total	28,438	100%	$13,622	$4,735	$3,323	$1,980	$2,207	$2,571
Allowance for doubtful accounts	(1,393)
Net accounts receivable	$27,045

	December 31, 2012
	Total	% of Total	Current	31-60 Days	61-90 Days	91-120 Days	121 to 180 Days	Over 180 Days
	(In thousands)
Managed care and other	$18,373	79%	$8,033	$3,760	$2,183	$1,299	$1,255	$1,843
Medicare	5,013	21	3,903	416	51	44	61	538
Total	23,386	100%	$11,936	$4,176	$2,234	$1,343	$1,316	$2,381
Allowance for doubtful accounts	(1,133)
Net accounts receivable	$22,253

Cash Flows

Net cash used in operating activities was $1.5 million for the three months ended March 31, 2013, compared to net cash provided by operating activities of $2.3 million for the three months ended March 31, 2012. Net cash (used in) provided by operating activities includes net income (loss) adjusted for certain non-cash items and changes in assets and liabilities. Net cash used in operating activities for the three months ended March 31, 2013 reflected net loss of $883,000, adjusted for $5.9 million of stock-based compensation and depreciation and amortization expense, and a $2.0 million increase in accrued expenses and other liabilities, offset by a $4.8 million increase in accounts receivable, a $1.8 million decrease in accrued compensation, an $898,000 decrease in accounts payable, a $771,000 increase in prepaid expenses and other assets and a $321,000 decrease in deferred revenues. Net cash provided by operating activities for the three months ended March 31, 2012 reflected net income of $777,000, adjusted for $5.2 million of stock-based compensation and depreciation and amortization expense, and a $1.8 million increase in accrued expenses and other liabilities, partially offset by a $3.8 million decrease in accounts payable and a $1.3 million decrease in accrued compensation.

Net cash used in investing activities was $119,000 for the three months ended March 31, 2013, compared to $813,000 for the three months ended March 31, 2012. Our investing activities have consisted predominately of purchases and maturities of marketable securities and capital expenditures. Net cash used in investing activities for the three months ended March 31, 2013 included $2.2 million in capital expenditures partially offset by $2.1 million in net maturities of marketable securities. Net cash used in investing activities for the three months ended March 31, 2012 included $2.3 million in capital expenditures partially offset by $1.5 million in net maturities of marketable securities.

Net cash provided by financing activities was $709,000 for the three months ended March 31, 2013, compared to $2.6 million for the three months ended March 31, 2012. Our financing activities have historically included sales of our equity securities. Net cash provided by financing activities for the three months ended March 31, 2013 included $3.2 million in proceeds from the issuance of our common stock upon the exercise of employee stock options, partially offset by cash paid for tax withholdings in the amount of $2.5 million related to net share settlements of restricted stock units and awards. Net cash provided by financing activities for the three months ended March 31, 2012 included $3.7 million in proceeds from the issuance of our common stock upon the exercise of employee stock options, partially offset by cash paid for tax withholdings in the amount of $1.1 million related to net share settlements of restricted stock units and awards.

Contractual Obligations

The following table summarizes our significant contractual obligations as of March 31, 2013 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Non-cancelable operating lease obligations	$16,551	$2,950	$6,056	$6,275	$1,270

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

We are required to make a series of fixed annual payments under a collaboration agreement beginning with the January 2010 launch of our Oncotype DX colon cancer test. We made payments under this agreement of $450,000, $300,000 and $200,000 in 2013, 2012 and 2011, respectively. As of March 31, 2013, future annual payments under this agreement totaled $900,000, of which $450,000 is due in each of 2014 and 2015. However, because this agreement may be terminated by either party upon 30 days’ prior written notice, these payments are not included in the table above.

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

Operating Capital and Capital Expenditure Requirements

We achieved positive operating cash flow for the three months ended March 31, 2013 and the year ended December 31, 2012. We currently anticipate that our cash, cash equivalents and short-term marketable securities, together with payments for our Oncotype DX tests, will be sufficient to fund our operations and facilities expansion plans for at least the next 12 months, including the expansion of our research and development programs, our NGS development efforts, our efforts to expand of adoption of and reimbursement for our Oncotype DX colon cancer and DCIS tests, the planned launch of our Oncotype DX prostate cancer test and our international expansion efforts. We expect to spend approximately $18 million over the next 12 months for planned laboratory equipment, information technology expansion and facilities expansion. We may also use cash to acquire or invest in complementary businesses, technologies, services or products. We expect that our cash, cash equivalents and short-term marketable securities will also be used to fund working capital and for other general corporate purposes, such as licensing technology rights, distribution arrangements for our tests both within and outside of the United States or expanding our direct sales capabilities outside of the U.S.

The amount and timing of actual expenditures may vary significantly depending upon a number of factors, such as the amount of cash provided by our operations, the progress of our commercialization efforts, product development, regulatory requirements, progress in obtaining reimbursement for our tests and available strategic opportunities for acquisition of or investment in complementary businesses, technologies, services or products.

We cannot be certain that our international expansion plans, efforts to expand adoption of and reimbursement for our Oncotype DX colon and DCIS cancer tests, the planned lauch of our prostate cancer test or the development of future products or technologies will be successful or that we will be able to raise sufficient additional funds to see these activities through to a successful result. It may take years to move any one of a number of product candidates in research through development and validation to commercialization.

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

Off-Balance Sheet Arrangements

As of March 31, 2013, we had no material off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued authoritative guidance requiring companies to report, in one place, information about reclassifications out of accumulated other comprehensive income (“AOCI”). Companies are also required to present reclassifications by component when reporting changes to AOCI balances. This guidance is effective for interim and annual periods beginning after December 15, 2012. As this guidance provides only presentation requirements, the adoption of this guidance does not impact our financial condition or results of operations. We adopted this standard in January 2013, as reflected by the inclusion of the Condensed Consolidated Statements of Comprehensive Income (Loss) as part of our Condensed Consolidated Financial Statements.

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

Our cash, cash equivalents and marketable securities, totaling $96.1 million at March 31, 2013, did not include any auction preferred stock, auction rate securities or mortgage-backed investments. We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. The securities in our investment portfolio are classified as available for sale and are, due to their short-term nature, subject to minimal interest rate risk. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels at March 31, 2013, the impact on the fair value of these securities or our cash flows or income would not be material.

Foreign Currency Exchange Risk

Substantially all of our revenues are recognized in U.S. dollars. Certain expenses related to our international activities are payable in foreign currencies. As a result, factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets will affect our financial results. We recognized net foreign exchange transaction losses of $10,000 and $28,000 for the three months ended March 31, 2013 and 2012, respectively. The functional currency of our wholly-owned subsidiaries is the U.S. dollar, so we are not currently subject to gains and losses from foreign currency translation of the subsidiary financial statements. We currently do not hedge foreign currency exchange rate exposure. Although the impact of currency fluctuations on our financial results has been immaterial in the past, there can be no guarantee that the impact of currency fluctuations related to our international activities will not be material in the future.

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

We have historically incurred substantial net losses. From our inception in August 2000 through March 31, 2013, we had an accumulated deficit of $158.4 million. We expect to continue to invest in our product pipeline, including our current Oncotype DX tests and future products, and in our global commercial infrastructure, our laboratory operations and next generation sequencing development. For the three months ended March 31, 2013, our research and development expenses were $13.7 million and our selling and marketing expenses were $27.4 million. We expect our expense levels to continue to increase for the foreseeable future as we seek to expand the clinical utility and reimbursement of our Oncotype DX breast cancer test, drive adoption of and reimbursement for our Oncotype DX colon cancer test, launch our Oncotype DX prostate cancer test and develop new tests. As a result, we will need to generate significant revenues in order to achieve sustained profitability. Our failure to achieve sustained profitability in the future could cause the market price of our common stock to decline.

Continued weak general economic or business conditions could have a negative impact on our business.

Continuing concerns over prolonged high unemployment levels, the availability and cost of credit, the U.S. real estate market, Federal budget deficits and related negotiations, proposed regulatory changes and taxation issues, inflation, deflation, energy costs and geopolitical issues have contributed to increased volatility and uncertain expectations for both the U.S. and global economies. These factors, combined with uncertainties in business and consumer confidence, volatile stock market, the European sovereign debt crisis and continued concerns regarding the stability of the Euro currency and some European Union member countries, and slowing economic growth in China, have precipitated an economic slowdown and expectations of slower global economic growth and possibly another recession going forward. These economic conditions continued to impact growth in tests delivered and revenues generated during the three months ended March 31, 2013. If the economic environment does not improve or deteriorates, our business, including our patient population, our suppliers and our third party payors, could be negatively affected, resulting in a negative impact on our product revenues.

Healthcare policy changes, including recently enacted legislation reforming the U.S. healthcare system, may have a material adverse effect on our financial condition and results of operations.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the PPACA, enacted in March 2010, makes changes that are expected to significantly impact the pharmaceutical and medical device industries and clinical laboratories. Beginning in 2013, each medical device manufacturer will have to pay a sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices that are listed with the FDA. Although the FDA has contended that clinical laboratory tests that are developed and validated by a laboratory for its own use, or LDTs, such as our Oncotype DX breast and colon cancer tests, and planned prostate cancer test, are medical devices, none of our products are currently listed with the FDA. We cannot assure you that the tax will not be extended to services such as ours in the future. The PPACA also mandates a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule, or CLFS, of 1.75% for the years 2011 through 2015 and a productivity adjustment to the CLFS.

Other significant measures contained in the PPACA include, for example, coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. The PPACA also includes significant new fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. In addition, the PPACA establishes an Independent Payment Advisory Board, or IPAB, to reduce the per capita rate of growth in Medicare spending. The IPAB has broad discretion to propose policies to reduce expenditures, which may have a negative impact on payment rates for services. The IPAB proposals may impact payments for clinical laboratory services beginning in 2016 and for hospital services beginning in 2020. We are monitoring the impact of the PPACA in order to enable us to determine the trends and changes that may be necessitated by the legislation that may potentially impact our business over time.

In addition to the PPACA, the effect of which cannot presently be fully quantified given its recent enactment, various healthcare reform proposals have also emerged from federal and state governments. For example, in February 2012, Congress passed the “Middle Class Tax Relief and Job Creation Act of 2012” which in part reduced the potential future cost-based increases to the Medicare CLFS by 2%. Overall the expected total fee cut to the CLFS for 2013 is 2.95% not including a further reduction of 2% anticipated from implementation of the automatic expense reductions (sequester) under the Budget Control Act of 2011, which went into effect for dates of service on or after April 1, 2013. Reductions made by the Congressional sequester are applied to total claims payment made. While these reductions do not result in a rebasing of the negotiated or established Medicare or Medicaid reimbursement rates, rebasing could occur as a result of future legislation.

State legislation on reimbursement applies to Medicaid reimbursement and Managed Medicaid reimbursement rates within that state. Some states have passed or proposed legislation that would revise reimbursement methodology for clinical laboratory payment rates under those Medicaid programs.  Although recent changes to reimbursement methodology have not changed the payment rate for our tests, we cannot be certain that these or future changes will not affect payment rates in the future. We also cannot predict whether future healthcare initiatives will be implemented at the federal or state level or in countries outside of the United States in which we may do business, or the effect any future legislation or regulation will have on us. The taxes imposed by the new federal legislation, cost reduction measures and the expansion in government’s role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursements by payors for our products or reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations. In addition, sales of our tests outside the United States make us subject to foreign regulatory requirements and cost-reduction measures, which may also change over time.

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

We have obtained limited reimbursement from private third-party payors in the United States for our Oncotype DX colon cancer test launched in January 2010. We expect to focus substantial resources on obtaining adoption of and reimbursement coverage for this test. Until further clinical data is presented, our colon cancer test may be considered investigational by payors and therefore may not be covered under their reimbursement policies. We believe it may take several years to achieve reimbursement with a majority of third-party payors for our colon cancer test. In addition, the launch of our test for prostate cancer in May 2013 will require us to expend substantial time and resources in order to drive adoption of and reimbursement for this test. We cannot predict whether, under what circumstances, or at what payment levels payors will reimburse for these tests. If we fail to establish broad adoption of and reimbursement for our colon cancer and prostate cancer tests, our reputation could be harmed and our future prospects and our business could suffer.

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

There is no specific Current Procedural Terminology, or CPT, procedure code or group of codes to report the Oncotype DX breast, colon or prostate cancer tests. The tests are reported under a non-specific, unlisted procedure code, which is subject to manual review of each claim. With regard to Medicare’s current reimbursement of our Oncotype DX breast cancer test, we were informed that, under the local coverage determination, claims are to be paid consistent with the average allowed reimbursement rate for claims that were billed and processed to completion as of September 30, 2005. This reimbursement rate remains in effect as of the date of this report, but is subject to review and adjustment. A Healthcare Common Procedure Coding System, or HCPCS, code has been issued effective January 1, 2006 for the Oncotype DX breast cancer test that some private third-party payors may accept on claims for the test. However, Medicare will not accept this HCPCS code. The American Medical Association, which has the copyright on the CPT coding system, has established a work group to develop a new coding framework for non-infectious disease molecular pathology testing and recommend new codes to the panel, which determines new and revised codes and descriptors. Whether or not we obtain a specific CPT code for our tests, there can be no assurance that an adequate payment rate will continue to be assigned to the tests, which could have a negative impact on our revenues.

Additionally, on a five year rotational basis, Medicare requests bids for its regional MAC services. In 2008, we were notified of the transition from our initial MAC to Palmetto GBA as a result of this bidding process. Palmetto GBA has issued coverage and payment determinations on our Oncotype DX tests since that transition. In September 2012, Medicare notified us that the next successor MAC for our region will be Noridian Administrative Services. We have been informed that a transition will take place September 2013 but we have not been advised of the specific timing of the transition for our claims submission process. A change in the MAC processing the Medicare claims for our Oncotype DX tests could impact the coverage or payment rates for our current tests and our ability to obtain Medicare coverage for products for which we do not yet have coverage or any products we may launch in the future or delay payments.

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

Reimbursement on behalf of patients covered by Medicare accounted for 21% and 23% of our product revenues for the three months ended March 31, 2013, and 2012, respectively. Accounts receivable on behalf of patients covered by Medicare represented 18% and 21% of our net accounts receivable at March 31, 2013 and December 31, 2012, respectively. While there were no other third-party payors representing 10% or more of our product revenues for these periods, there have been in the past, and may be in the future, other payors accounting for 10% or more of our product revenues. Because the majority of stage II and stage III colon cancer patients and prostate cancer patients in the United States are age 65 and over, and thus insured by Medicare, we may become more dependent on Medicare reimbursement in the future. It is possible that Medicare or other third-party payors that provide reimbursement for our tests may suspend, revoke or discontinue coverage at any time, may require co-payments from patients, or may reduce the reimbursement rates payable to us. Any such action could have a negative impact on our revenues.

Our financial results depend largely on the sales of one test, our Oncotype DX breast cancer test, and we will need to generate sufficient revenues from this and other tests to run our business.

For the near future, we expect to continue to derive substantially all of our revenues from sales of one test, our Oncotype DX test for invasive breast cancer. While we launched our test for colon cancer in January 2010, we do not expect to recognize significant revenues from this test until significant levels of adoption and reimbursement for this test have been established. We have similar expectations for revenue related to our DCIS breast cancer test, which was launched in December 2011, and our prostate cancer test, which is planned to be launched in May 2013. We are in various stages of research and development for other tests that we may offer as well as for enhancements to our existing tests. We may not be able to successfully commercialize tests for other cancers or diseases. If we are unable to increase sales of our test for invasive breast cancer, establish adoption of and reimbursement for our colon cancer, DCIS or prostate cancer tests, or successfully develop and commercialize other tests or enhancements, our revenues and our ability to achieve sustained profitability would be impaired.

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

New test development involves a lengthy and complex process, and we may be unable to commercialize on a timely basis, or at all, our prostate cancer test or any other tests we may develop.

We have multiple tests in development and devote considerable resources to research and development. There can be no assurance that our technologies will be capable of reliably predicting the recurrence of cancers other than breast, colon and prostate cancer with the sensitivity and specificity necessary to be clinically and commercially useful, or that our colon or prostate cancer tests will result in commercially successful products. In addition, before we can develop diagnostic tests for new cancers or other diseases and commercialize any new products, we will need to:

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

As our test volume grows, we will need to continue to ramp up our testing capacity, implement increases in scale and related processing, customer service, billing and systems process improvements, and expand our internal quality assurance program, technology and manufacturing platforms to support testing on a larger scale. We will also need additional certified laboratory scientists and other scientific and technical personnel to process higher volumes of our tests. We cannot assure you that any increases in scale, related improvements and quality assurance will be successfully implemented or that appropriate personnel will be available. As additional products are commercialized, such as our prostate cancer test, we will need to bring new equipment on-line, implement new systems, technology, controls and procedures and hire personnel with different qualifications. In addition, we recently began to implement a plan to migrate from our existing quantitative polymerase chain reaction, or qPCR, equipment to new equipment. We cannot assure you that this transition will not result in delays. Failure to implement necessary procedures, transition to new equipment or processes or to hire the necessary personnel could result in higher cost of processing or an inability to meet market demand. There can be no assurance that we will be able to perform tests on a timely basis at a level consistent with demand, that our efforts to scale our commercial operations will not negatively affect the quality of test results, or that we will be successful in responding to the growing complexity of our testing operations. If we encounter difficulty meeting market demand or quality standards for our tests, our reputation could be harmed and our future prospects and our business could suffer.

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

Our new Oncotype DX prostate cancer test will also be used to predict recurrence, and provide physicians and patients with a new way to assess the aggressiveness of a patient’s prostate cancer. After it is launched, if we fail to successfully establish adoption of and reimbursement for our prostate cancer test, our reputation could be harmed and our business could suffer.

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

From time to time, the U.S. Supreme Court, other federal courts, the U.S. Congress or the USPTO may change the standards of patentability and validity and any such changes could have a negative impact on our business. In addition, competitors may develop their own versions of our test in countries where we did not apply for patents or where our patents have not issued and compete with us in those countries, including encouraging the use of their test by physicians or patients in other countries.

There have been several cases involving “gene patents” and diagnostic claims that have been considered by the U.S. Supreme Court. A suit brought by multiple plaintiffs, including the American Civil Liberties Union, or ACLU, against Myriad Genetics, or Myriad, and the USPTO, could impact biotechnology patents. That case involves certain of Myriad’s U.S. patents related to the breast cancer susceptibility genes BRCA1 and BRCA2. The Federal Circuit issued a written decision on July 29, 2011 that reversed the U.S. District Court for the Southern District of New York holding instead that the breast cancer genes are patentable subject matter. Subsequently, on March 20, 2012, the Supreme Court issued a decision in Mayo Collaborative v. Prometheus Laboratories, or Prometheus, a case involving patent claims directed to optimizing the amount of drug administered to a specific patient. According to that decision, Prometheus’ claims failed to add enough inventive content to the underlying correlations to allow the processes they describe to qualify as patent-eligible processes that apply natural laws.  The Supreme Court subsequently granted certiorari in the Myriad case, vacated the judgment, and remanded the case back to the Federal Circuit for further consideration in light of their decision in the Prometheus case.  The Federal Circuit heard oral arguments on July 20, 2012, and issued a decision on August 16, 2012.  The Federal Circuit reaffirmed its earlier decision and held that composition of matter claims directed to isolated nucleic acids are patent-eligible subject matter, but that method claims consisting of only abstract mental processes are not patent-eligible.  On September 25, 2012, the ACLU filed a petition for a writ of certiorari asking the Supreme Court to review the Federal Circuit’s decision. The Supreme Court heard arguments for the case on April 15, 2013. We cannot predict whether any decision therefrom will have an impact on gene patents generally or the ability of biotechnology companies to obtain or enforce gene patents in the future.

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

Congress directed the USPTO to study effective ways to provide independent, confirming genetic diagnostic test activity where gene patents and exclusive licensing for primary genetic diagnostic tests exist.  This study will examine the impact that independent second opinion testing has on providing medical care to patients; the effect that providing independent second opinion genetic diagnostic testing would have on the existing patent and license holders of an exclusive genetic test; the impact of current practices on testing results and performance; and the role of insurance coverage on the provision of genetic diagnostic tests.  The USPTO was directed to report the findings of the study to Congress and provide recommendations for establishing the availability of independent confirming genetic diagnostic test activity by June 16, 2012. In August 2012, the Department of Commerce advised the House and Senate Judiciary Committee leadership that given the complexity and significant policy implications, that further review, discussion and analysis are required before a final report can be submitted to Congress. To that end, the USPTO held an additional public hearing in late fall 2012, plans to review the comments received during the last year, and then plans to finalize its recommendations to Congress. It is unclear whether the results of this study will be acted upon by the USPTO or result in Congressional efforts to change the law or process in a manner that could negatively impact our patent portfolio or our future research and development efforts.

In addition, the Leahy-Smith America Invents Act, or the America Invents Act, which was signed into law in 2011, includes a number of significant changes to U.S. patent law.   These include changes to transition from a “first-to-invent” system to a “first-to-file” system, changes to the way issued patents are challenged and changes to the way patent applications are disputed during the examination process. These changes may favor larger and more established companies that have more resources to devote to patent application filing and prosecution. The USPTO has developed new regulations and procedures to govern the full implementation of the America Invents Act, and many of the substantive changes to patent law associated with the Act, and in particular the first to file provisions, which became effective in March 2013.  Substantive changes to patent law associated with the Act may affect our ability to obtain, enforce or defend our patents. Accordingly, it is not clear what, if any, impact the America Invents Act will ultimately have on the cost of prosecuting our patent applications, our ability to obtain patents based on our discoveries and our ability to enforce or defend our issued patents, all of which could have a material adverse effect on our business.

We may face intellectual property infringement claims that could be time-consuming and costly to defend, and could result in our loss of significant rights and the assessment of treble damages.

We have received notices of claims of infringement and misappropriation or misuse of other parties’ proprietary rights and may from time to time receive additional notices. Some of these claims may lead to litigation. We cannot assure you that we will prevail in such actions, or that other actions alleging misappropriation or misuse by us of third-party trade secrets, infringement by us of third-party patents and trademarks or the validity of our patents, will not be asserted or prosecuted against us.

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

Our principal competition for our breast, colon and prostate cancer tests comes from existing diagnostic methods used by pathologists and oncologists. These methods have been used for many years and are therefore difficult to change or supplement. In addition, companies offering capital equipment and kits or reagents to local pathology laboratories represent another source of potential competition. These kits are used directly by the pathologist, which facilitates adoption more readily than tests like ours that are performed outside the pathology laboratory.

We also face competition from companies that offer products or have conducted research to profile genes, gene expression or protein expression in breast, colon or prostate cancer, including public companies such as GE Healthcare, a business unit of General Electric Company, Hologic, Inc., Novartis AG, Myriad Genetics, Inc., Qiagen N.V. and Response Genetics, Inc., and many private companies. We also face competition from commercial laboratories with strong distribution networks for diagnostic tests, such as Laboratory Corporation of America Holdings and Quest Diagnostics Incorporated. We may also face competition from Life Technologies Corporation, which has announced its pending acquisition by Thermo Fisher Scientific Inc, and Illumina, Inc., both of which have recently announced their intention to enter the clinical diagnostics market. Other potential competitors include companies that develop diagnostic tests such as Roche Diagnostics, a division of Roche Holding, Ltd, Siemens AG and Veridex LLC, a Johnson &

Johnson company, as well as other companies and academic and research institutions. Others may invent and commercialize technology platforms such as next generation sequencing approaches that will compete with our test. Projects related to cancer genomics have received government funding, both in the United States and internationally. As more information regarding cancer genomics becomes available to the public, we anticipate that more products aimed at identifying targeted treatment options will be developed and that these products may compete with ours. In addition, competitors may develop their own versions of our tests in countries where we did not apply for patents, where our patents have not been issued or where our intellectual property rights are not recognized and compete with us in those countries, including encouraging the use of their test by physicians or patients in other countries.

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

•             natural disasters, political and economic instability, including wars, terrorism, and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and

•             regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ activities that may fall within the purview of the FCPA, its books and records provisions or its anti-bribery provisions.

Any of these factors could significantly harm our future international expansion and operations and, consequently, our revenues and results of operations.

Our dependence on distributors for sales of our Oncotype DX tests outside of the U.S. could limit or prevent us from selling our test in foreign markets and impact our revenue.

As of March 31, 2013, we have entered into exclusive distribution agreements for the sale of our breast and colon cancer tests with approximately 20 distributors covering more than 80 countries. We may enter into other similar arrangements to distribute our tests in other countries in the future. We intend to continue to grow our business internationally, and to do so we may need to attract additional distributors to expand the territories in which we sell our tests. Distributors may not commit the necessary resources to market and sell our tests to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to enter into arrangements with distributors to market our tests in particular geographic areas, we may not realize long-term international revenue growth. In addition, our revenue from distributors could be negatively impacted as a result of changes in business cycles, business or economic conditions or other factors that could affect their ability to pay us for tests on a timely basis or at all. Regulatory requirements, costs of doing business outside of the United States and the reimbursement process in foreign markets may also impact our revenues from international sales or impact our ability to increase international sales in the future.

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

•             the rate of progress and cost of research and development activities associated with products in research and development focused on cancers other than breast, colon and prostate cancer;

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

In the ordinary course of our business, we and our third party billing and collections provider collect and store sensitive data, including legally protected health information, credit card information, personally identifiable information about our employees, intellectual property, and our proprietary business information and that of our customers, payors and collaboration partners. We manage and maintain our applications and data utilizing a combination of on-site systems, managed data center systems and cloud-based data center systems. These applications and data encompass a wide variety of business critical information including research and development information, commercial information and business and financial information. We face four primary risks relative to protecting this critical information, including loss of access risk, inappropriate disclosure risk and inappropriate modification risk combined with the risk of our being able to identify and audit our controls over the first three risks.

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

We rely on a limited number of suppliers or, in some cases, a sole supplier, for some of our laboratory instruments and materials and may not be able to find replacement suppliers or immediately transition to alternative suppliers.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The table below summarizes our stock repurchase activity for the three months ended March 31, 2013 (in thousands, except per share amounts):

	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Fair Value of Shares that May Yet Be Purchased Under the Program
January 1—January 31, 2013	—		$—		—	$—
February 1—February 28, 2013	77	(1)	$—	(2)	77	$—
March 1—March 31, 2013	—		$—		—	$—

Total	77	(1)	$—	(2)	77	—

(1)

In December 2012, we entered into a collared accelerated share repurchase (ASR) agreement with J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch (JPMorgan).  The ASR agreement was part of a share repurchase program authorized by our board of directors in December 2012 for the repurchase of up to $30.0 million of our common stock. Pursuant to the ASR agreement, in December 2012 we paid $30.0 million to JPMorgan and received 984,074 shares of our common stock, representing the minimum number of shares deliverable under the ASR agreement.  The ASR agreement was terminated in February 2013, at which time JPMorgan delivered to us an additional 77,257 shares of our common stock.  The final number of shares delivered to us by JPMorgan under the ASR agreement on the program termination date, net of the initial delivery, was determined based on the average of the daily volume weighted average prices of our common stock over a specified period ending on the program termination date.  The repurchase program was publicly announced on Decemeber 11, 2012.

(2)

The average purchase price of shares of common stock purchased pursuant to the ASR agreement was not determinable until the termination of the ASR agreement.  As described in Note 1 above, the ASR agreement terminated in February 2013.  The average purchase price of the 1,061,331 shares of common stock purchased pursuant to the ASR agreement was $28.27 per share.

ITEM 4. MINE SAFETY DISCLOSURES

None.

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

GENOMIC HEALTH, INC.

Date: May 7, 2013	By:	/s/ Kimberly J. Popovits
Kimberly J. Popovits
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2013	By:	/s/ Dean L. Schorno
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