Form 10-Q
period 2013-06-30
GENOMIC HEALTH INC
filed 2013-08-07
CIK 1131324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 30,622,061 as of July 31, 2013.

GENOMIC HEALTH, INC.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

GENOMIC HEALTH, INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$32,822	$18,005
Short-term marketable securities	74,428	81,060
Accounts receivable (net of allowance for doubtful accounts; 2013 - $1, 713, 2012 - $1,133)	26,690	22,253
Prepaid expenses and other current assets	8,781	8,891
Total current assets	142,721	130,209
Property and equipment, net	15,468	14,104
Other assets	9,468	9,421
Total assets	$167,657	$153,734

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,693	$4,881
Accrued compensation	12,003	11,210
Accrued license fees	2,227	2,292
Accrued expenses and other current liabilities	8,340	6,340
Deferred revenues	278	374
Other current liabilities	243	243
Total current liabilities	26,784	25,340

Other liabilities	1,897	2,068
Commitments and contingencies
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	330,451	313,915
Accumulated other comprehensive income	21	15
Accumulated deficit	(161,389)	(157,512)
Treasury stock, at cost	(30,110)	(30,095)
Total stockholders’ equity	138,976	126,326
Total liabilities and stockholders’ equity	$167,657	$153,734

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Product revenues	$63,691	$57,185	$126,400	$115,088
Contract revenues	—	446	385	1,010
Total revenues	63,691	57,631	126,785	116,098
Operating expenses:
Cost of product revenues	10,757	9,013	20,503	18,340
Research and development	13,800	11,579	27,463	23,508
Selling and marketing	28,135	23,765	55,574	48,131
General and administrative	13,910	11,436	27,045	23,411
Total operating expenses	66,602	55,793	130,585	113,390
Income (loss) from operations	(2,911)	1,838	(3,800)	2,708
Interest income	57	74	122	149
Other income (expense), net	(85)	(73)	(91)	(145)
Income (loss) before income taxes	(2,939)	1,839	(3,769)	2,712
Income tax expense	55	38	108	135
Net income (loss)	$(2,994)	$1,801	$(3,877)	$2,577
Basic net income (loss) per share	$(0.10)	$0.06	$(0.13)	$0.09
Diluted net income (loss) per share	$(0.10)	$0.06	$(0.13)	$0.08
Shares used in computing basic net income per share	30,464	30,204	30,317	30,057
Shares used in computing diluted net income per share	30,464	32,064	30,317	31,835

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income (loss)	$(2,994)	$1,801	$(3,877)	$2,577
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale marketable securities, net of tax	(12)	(49)	6	28
Comprehensive income (loss)	$(3,006)	$1,752	$(3,871)	$2,605

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net income (loss)	$(3,877)	$2,577
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,148	2,765
Employee stock-based compensation	8,488	7,405
Outside director restricted stock awarded in lieu of fees	110	80
Gain on disposal of property and equipment	(1)	—
Share of loss of equity method investee	—	98
Changes in assets and liabilities:
Accounts receivable	(4,437)	(622)
Prepaid expenses and other assets	(15)	(901)
Accounts payable	(1,188)	(3,536)
Accrued compensation	793	307
Accrued expenses and other liabilities	1,742	958
Deferred revenues	(96)	(670)
Net cash provided by operating activities	4,667	8,461
Investing activities
Purchases of property and equipment	(4,411)	(3,493)
Purchases of marketable securities	(47,625)	(38,388)
Maturities of marketable securities	54,263	49,160
Purchase of other investments	—	(400)
Net cash provided by investing activities	2,227	6,879
Financing activities
Net proceeds from issuance of common stock under stock plans	7,938	8,805
Repurchase of common stock	(15)	—
Net cash provided by financing activities	7,923	8,805
Net increase in cash and cash equivalents	14,817	24,145
Cash and cash equivalents at the beginning of the period	18,005	32,869
Cash and cash equivalents at the end of the period	$32,822	$57,014

See accompanying notes.

GENOMIC HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

The Company

Genomic Health, Inc. (the “Company”) is a global healthcare company that provides actionable genomic information to personalize cancer treatment decisions. The Company develops and globally commercializes genomic-based clinical laboratory services that analyze the underlying biology of cancer, allowing physicians and patients to make individualized treatment decisions. The Company was incorporated in Delaware in August 2000. The Company’s first product, the Oncotype DX invasive breast cancer test, was launched in 2004 and is used for early stage invasive breast cancer patients to predict the likelihood of breast cancer recurrence and the likelihood of chemotherapy benefit. In January 2010, the Company launched its second product, the Oncotype DX colon cancer test, which is used to predict the likelihood of colon cancer recurrence in patients with stage II disease. In December 2011, the Company made the Oncotype DX breast cancer test available for patients with ductal carcinoma in situ (“DCIS”), a pre-invasive form of breast cancer. This test provides a DCIS score that is used to predict the likelihood of local recurrence. In June 2012, the Company began offering the Oncotype DX colon cancer test for use in patients with stage III disease treated with oxaliplatin-containing adjuvant therapy. In May 2013, the Company launched the Oncotype DX prostate cancer test. The test provides a Genomic Prostate Score, or GPS, to predict disease aggressiveness in men with low risk disease. This test may be used to improve treatment decisions for prostate cancer patients, in conjunction with the Gleason score, or tumor grading.

Principles of Consolidation

The condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. The Company had three wholly-owned subsidiaries at June 30, 2013: Genomic Health International Sarl, which was established in Switzerland in 2009, and Genomic Health International Holdings, LLC, which was established in Delaware in 2010, both of which support the Company’s international sales and marketing efforts; and Oncotype Laboratories, Inc., which was established in 2003, and is inactive. Genomic Health International Holdings, LLC has four wholly-owned subsidiaries: Genomic Health U.K., Ltd. and Genomic Health Germany GmbH, both of which were established in 2011, Genomic Health Canada, which was established in 2012 and Genomic Health France, which was established in 2013. The functional currency for the Company’s wholly-owned subsidiaries incorporated outside the United States is the U.S. dollar. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation and Use of Estimates

The accompanying interim period condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated balance sheet as of June 30, 2013, condensed consolidated statements of operations, condensed consolidated statements of comprehensive income (loss) and condensed consolidated statements of cash flows for the three and six months ended June 30, 2013 and 2012 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2012 has been derived from audited financial statements, but it does not include certain information and notes required by GAAP for complete consolidated financial statements.

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

From time to time, the Company receives duplicate payments or overpayments made by third-party payors or patients. When a duplicate payment or overpayment is identified, the Company establishes an accrued liability for the overpaid amount until such time as the Company determines whether or not a refund is due. Accrued refunds were $662,000 and $664,000 at June 30, 2013 and December 31, 2012, respectively, and included in accrued expenses and other current liabilities.

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

Allowance for Doubtful Accounts

The Company accrues an allowance for doubtful accounts against its accounts receivable based on estimates consistent with historical payment experience. Bad debt expense is included in general and administrative expense on the Company’s condensed consolidated statements of operations. Accounts receivable are written off against the allowance when the appeals process is exhausted, when an unfavorable coverage decision is received or when there is other substantive evidence that the account will not be paid. The Company’s allowance for doubtful accounts as of June 30, 2013 and December 31, 2012 was $1.7 million and $1.1 million, respectively. Write-offs for doubtful accounts of $1.3 million and $2.3 million were recorded against the allowance during the three and six months ended June 30, 2013, respectively, and write-offs of $706,000 and $1.6 million were recorded against the allowance during the three and six months ended June 30, 2012, respectively. Bad debt expense was $1.6 million and $2.9 million for the three and six months ended June 30, 2013, respectively, and $884,000 and $1.6 million for the three and six months ended June 30, 2012, respectively.

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

In December 2010, the Company invested $500,000 in the preferred stock of a private company representing 21% of the entity’s outstanding voting shares. The Company determined that it was not the primary beneficiary of this VIE and, accordingly, applied the equity method of accounting. In June 2012, the Company invested an additional $400,000 in the preferred stock of this company as part of a new equity financing, and reduced the Company’s holdings to approximately 16%. As of June 30, 2012, the Company changed its method of accounting for this investment to the cost method because the Company’s ownership fell below 20% and the Company does not have the ability to exercise significant influence over the investee entity. The net carrying value of this investment was $643,000 at June 30, 2013 and at December 31, 2012, and no impairment was recognized through June 30, 2013.

In March 2011, the Company invested $2.3 million in the redeemable preferred stock of a private company representing 21% of the entity’s outstanding voting shares. The Company determined that the investment was a held-to-maturity debt security and that the investee was not subject to consolidation. In August 2012, the Company participated in the first tranche of a second preferred stock financing of this private company and purchased $1.0 million of preferred stock with no redemption privileges. In connection with this financing, the terms of the Company’s initial redeemable preferred stock investment were modified to become preferred stock with no redemption privileges. As a result of this transaction, the Company’s ownership interest was reduced to approximately 19% and the investment held by the Company is considered to be an investment in non-marketable equity securities. In October 2012, the Company participated in the second tranche of the second financing and purchased an additional $3.6 million of preferred stock, resulting in an ownership percentage of approximately 18%. As of June 30, 2013, the Company’s ownership percentage was approximately 13%. The investee is not consolidated because the Company owns less than 20% of the investee and the Company does not have the ability to exercise significant influence over the investee. As a result, the Company will continue to use the cost method of accounting for this investment. The carrying value of this investment was $6.9 million at June 30, 2013 and at December 31, 2012, and no impairment was recognized through June 30, 2013.

The Company’s investments in privately held companies were $7.5 million at June 30, 2013 and at December 31, 2012, and were included in other assets in the accompanying condensed consolidated balance sheets.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
Numerator:
Net income (loss)	$(2,994)	$1,801	$(3,877)	$2,577

Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic net income (loss) per share	30,464	30,204	30,317	30,057
Effect of dilutive securities:
Options to purchase common stock	—	1,761	—	1,695
Restricted stock units	—	99	—	83
Total	—	1,860	—	1,778
Weighted-average shares of common stock outstanding used in the calculation of diluted net income (loss) per share	30,464	32,064	30,317	31,835
Basic net income (loss) per share	$(0.10)	$0.06	$(0.13)	$0.09
Diluted net income (loss) per share	$(0.10)	$0.06	$(0.13)	$0.08

Options to purchase approximately 1.5 million weighted average shares of the Company’s common stock that were outstanding during each of the three and six months ended June 30, 2013 were not included in the computation of diluted net loss per share because their effect was anti-dilutive. Options to purchase approximately 134,000 and 132,000 weighted average shares of the Company’s common stock were outstanding during the three and six months ended June 30, 2012, respectively, but were not included in the computation of diluted net income per share because their effect was anti-dilutive.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis at June 30, 2013 and December 31, 2012, respectively. The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012 by level within the fair value hierarchy:

	Actively Quoted Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance at June 30, 2013
	(In thousands)
As of June 30, 2013:
Assets
Money market deposits	$7,128	$—	$—	$7,128
U.S. Treasury securities	1,259	—	—	1,259
Debt securities of U.S. government-sponsored entities	—	1,115	—	1,115
Commercial paper	—	53,685	—	53,685
Corporate debt securities	—	25,569	—	25,569
Total	$8,387	$80,369	$—	$88,756

	Actively Quoted Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance at December 31, 2012
	(In thousands)
As of December 31, 2012:
Assets
Money market deposits	$7,403	$—	$—	$7,403
U.S. Treasury securities	1,276	—	—	1,276
Debt securities of U.S. government-sponsored entities	—	761	—	761
Commercial paper	—	33,888	—	33,888
Corporate debt securities	—	52,102	—	52,102
Total	$8,679	$86,751	$—	$95,430

The Company’s debt securities of U.S. government-sponsored entities, commercial paper and corporate bonds are classified as Level 2 as they are valued using multi-dimensional relational pricing models that use observable market inputs, including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data. Not all inputs listed are available for use in the evaluation process on any given day for each security evaluation. In addition, market indicators, industry and economic events are monitored and may serve as a trigger to acquire further corroborating market data. There were no transfers between Level 1 and Level 2 categories during the three months ended June 30, 2013 and 2012, respectively.

All of the Company’s marketable securities are classified as available-for-sale. The following tables illustrate the Company’s available-for-sale marketable securities as of the dates indicated:

	June 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Treasury securities	$1,258	$1	$—	$1,259
Debt securities of U.S. government-sponsored entities	1,115	—	—	1,115
Commercial paper	46,451	34	—	46,485
Corporate debt securities	25,583	1	(15)	25,569
Total	$74,407	$36	$(15)	$74,428

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Treasury securities	$1,275	$1	$—	$1,276
Debt securities of U.S. government-sponsored entities	761	—	—	761
Commercial paper	28,854	35	—	28,889
Corporate debt securities	50,155	2	(23)	50,134
Total	$81,045	$38	$(23)	$81,060

The Company had no realized gains or losses on available-for-sale marketable securities for the three and six months ended June 30, 2013 and 2012, respectively.

All of the Company’s available-for-sale marketable securities had contractual maturities of one year or less as of June 30, 2013 and December 31, 2012, respectively.

Note 4. Collaboration and Commercial Technology Licensing Agreements

The Company has entered into a variety of collaboration and specimen transfer agreements relating to its development efforts. The Company recorded collaboration expenses of $639,000 and $1.1 million for the three and six months ended June 30, 2013 and $374,000 and $1.0 million for the three and six months ended June 30, 2012, respectively, relating to services provided in connection with these agreements. In addition to these expenses, some of the agreements contain provisions for royalties from inventions resulting from these collaborations. The Company has specified options and rights relating to joint inventions arising out of the collaborations.

The Company is a party to various agreements under which it licenses technology on a non-exclusive basis in the field of human diagnostics. Access to these licenses enables the Company to process its Oncotype DX tests. While certain agreements contain provisions for fixed annual payments, license fees are generally calculated as a percentage of product revenues, with rates that vary by agreement and may be tiered, and payments that may be capped at annual minimum or maximum amounts. The Company recognized costs recorded under these agreements totaling $2.3 million and $4.4 million for the three and six months ended June 30, 2013 and $2.0 million and $4.0 million for the three and six months ended June 30, 2012, respectively, which were included in cost of product revenues.

At June 30, 2013, fixed future annual payments, exclusive of royalty payments, relating to the launch and commercialization of the Oncotype DX colon cancer test and the Oncotype DX prostate cancer test totaled $1.1 million and are payable as follows:

Fixed Future Annual Payments
(In thousands)
Payment Due:
2014	$550
2015	550
Total	$1,100

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

Contract Research Arrangements

In November 2007, the Company entered into a Collaborative Diagnostic Development Agreement with Pfizer Inc. to provide research and development services for the development of a diagnostic product for renal cell cancer. The Company received an initial payment of $1.5 million and was initially eligible to receive a payment of $2.2 million upon joint agreement on a gene identification plan, $5.0 million in additional payments upon the earlier of Pfizer’s election to initiate the next phase of development or a specified number of months from the date the Company received the sample set and related clinical data necessary to conduct the first phase of development, and a final payment of $1.5 million upon completion of clinical validation. Completion of clinical validation represents a substantive milestone and the Company will recognize the $1.5 million payment upon completion. All other payments were not considered substantive milestones as they are not based solely on the Company’s past performance. Such payments are recognized using a performance- based model and revenue is recognized following delivery of effort as compared to an estimate of total expected effort. The Company did not recognize any revenue related to substantive milestones under this agreement during the three and six months ended and June 30, 2013 and 2012, respectively.

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

Future non-cancelable commitments under these operating leases at June 30, 2013 were as follows:

Annual Payments
(In thousands)
Years Ending December 31,
2013 (remainder of year)	$1,472
2014	3,013
2015	3,030
2016	3,070
2017	3,162
2018 and thereafter	2,068
Total minimum payments	$15,815

Note 6. Stock-Based Compensation

The Company recognized employee stock-based compensation expense of $4.1 million and $8.5 million for the three and six months ended June 30, 2013, respectively, and $3.7 million and $7.4 million for the three and six months ended June 30, 2012, respectively. Employee stock-based compensation expense includes expense related to stock option grants, restricted stock unit (“RSU”) awards to employees, restricted stock issued in lieu of outside director fees and stock purchased under the Company’s Employee Stock Purchase Plan (“ESPP”). Stock-based compensation expense is calculated based on options and RSUs ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock Option Grants

The Company granted options to purchase 57,750 shares and 375,250 shares of common stock to employees during the three and six months ended June 30, 2013, respectively and 62,000 shares and 566,500 shares of common stock to employees during the three and six months ended June 30, 2012, respectively. For the three and six months ended June 30, 2013, the Company issued 311,794 and 507,318 shares of common stock in connection with the exercise of stock options with a weighted-average exercise price of $17.04 and $16.70 per share, respectively. For the three and six months ended June 30, 2012, the Company issued 308,049 and 532,288 shares of common stock in connection with the exercise of stock options with a weighted-average exercise price of $15.07 and $15.72 per share, respectively.

Restricted Stock Units

During the three and six months ended June 30, 2013, the Company awarded 15,760 and 268,523 RSUs with a grant-date fair value equal to $441,000 and $7.7 million, respectively. During the three and six months ended June 30, 2012, the Company awarded 34,040 and 384,016 RSUs with a grant-date fair value equal to $1.1 million and $11.2 million, respectively. Each RSU entitles the recipient to receive one share of the Company’s common stock upon vesting. RSUs awarded to employees generally vest as to one-third of the total number of shares awarded annually over a three-year period. During the three and six months ended June 30, 2013, the Company issued 9,508 and 211,463 shares of common stock in connection with the vesting of RSUs with a weighted-average grant date fair value of $32.05 and $26.69 per share, respectively. During the three and six months ended June 30, 2012, the Company issued 2,576 and 62,090 shares of common stock, respectively, in connection with the vesting of RSUs with a weighted-average grant date fair value of $27.78 and $23.32 per share, respectively.

Restricted Stock in Lieu of Directors’ Fees

Outside members of the Company’s Board of Directors may elect to receive fully-vested restricted stock in lieu of cash compensation for services as a director. During the three and six months ended June 30, 2013, the Company issued 2,142 and 3,977 shares of restricted stock to outside directors, with a grant date fair value of $60,000 and $110,000, respectively, and a weighted-average grant date fair value of $27.99 and $27.64 per share, respectively. During the three and six months ended June 30, 2012, the Company issued 1,304 and 2,876 shares of restricted stock to outside directors, with a grant date fair value of $40,000 and $80,000, respectively, and a weighted-average grant date fair value of $30.61 and $27.76 per share, respectively.

Employee Stock Purchase Plan

During the three and six months ended June 30, 2013, 86,683 shares were issued under the ESPP. A total of 1,250,000 shares of common stock have been reserved for issuance under the ESPP, of which 1,017,254 shares were available for issuance as of June 30, 2013. As of June 30, 2013, there was $428,000 of unrecognized compensation expense related to the ESPP, which is expected to be recognized over an estimated weighted-average period of five months.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Expected volatility:
Stock options	45%	46%	46%	46%
ESPP	44%	44%	47%	46%
Risk-free interest rate:
Stock options	1.46%	1.05%	1.29%	1.23%
ESPP	0.12%	0.07%	0.13%	0.06%
Expected life in years:
Stock options	6.66	6.83	6.65	6.83
ESPP	0.50	0.50	0.50	0.50
Weighted-average fair value:
Stock options	$16.71	$16.25	$13.73	$14.17
ESPP	$7.68	$7.48	$7.59	$7.32

Note 7. Segment Information

The Company operates in one business segment, which primarily focuses on the development and global commercialization of genomic based clinical laboratory services that analyze the underlying biology of cancer. As of June 30, 2013, the majority of the Company’s product revenues have been derived from sales of one product, the Oncotype DX breast cancer test. All Oncotype DX tests are included in one segment, because they have similar economic and other characteristics, including the nature of the tests and laboratory processes, type of customers, distribution methods and regulatory environment.

The following table summarizes total revenues from customers and collaboration partners by geographic region. Product revenues are attributed to countries based on ship-to location. Contract revenues are attributed to countries based on the location of the collaboration partner.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)
United States	$54,520	$51,820	$109,083	$105,234
Outside of the United States	9,171	5,811	17,702	10,864
Total revenues	$63,691	$57,631	$126,785	$116,098

Note 8. Income Taxes

The Company recorded income tax expense of $55,000 and $108,000 for the three and six months ended June 30, 2013, respectively, which was computed using the “discrete” (or “cut-off”) method and was principally comprised of state income taxes and foreign taxes. The Company recorded income tax expense of $38,000 and $135,000 for the three and six months ended June 30, 2012, respectively, which was computed using the same method and was principally comprised of California alternative minimum tax, other state income taxes and foreign taxes. The difference between the income tax expense actually recorded and the statutory rate applied to the Company’s income (loss) before income taxes was primarily due to the impact of nondeductible meals and entertainment for the three and six months ended June 30, 2013 and nondeductible stock-based compensation expenses for the three and six months ended June 30, 2012.

Based on all available objective evidence, the Company believes that it is more likely than not that its net deferred tax assets will not be fully realized. Accordingly, the Company maintained a valuation allowance against all of its net deferred tax assets as of both June 30, 2013 and December 31, 2012. The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

The Company had $967,000 and $875,000 of unrecognized tax benefits as of June 30, 2013 and December 31, 2012, respectively. The Company does not anticipate a material change to its unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

Accrued interest and penalties related to unrecognized tax benefits are recognized as part of the Company’s income tax provision in its condensed consolidated statements of operations. All tax years from 2000 forward remain subject to future examination by federal, state and foreign tax authorities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our expectation that, for the foreseeable future, a significant amount of our revenues will be derived from Oncotype DX for breast cancer; the factors that may impact our financial results; our ability to achieve sustained profitability; our business strategy and our ability to achieve our strategic goals; our expectations regarding product revenues and the sources of those revenues; the amount of future revenues that we may derive from Medicare patients or categories of patients; our belief that we may become more dependent on Medicare reimbursement in the future; our plans to pursue reimbursement on a case-by-case basis; our ability, and expectations as to the amount of time it will take, to achieve reimbursement from third-party payors and government insurance programs for new indications of tests, new tests or in new markets; our expectations regarding our international expansion and opportunities; our expectations regarding reimbursement in international markets; our intent to enter into additional foreign distribution arrangements; our beliefs with respect to the benefit and attributes of our tests; the factors we believe drive demand for our tests and our ability to sustain or increase such demand; our success in increasing patient and physician demand as a result of our direct sales approach and our sales forces’ capacity to sell our tests; plans for, and the timeframe for the development or commercial launch of, future tests or enhancements to address different patient populations of breast, colon or prostate cancer, other types of cancer or specific cancer treatments; our ability to expand our commercial efforts beyond oncology and into urology; the factors that we believe will drive the establishment of coverage policies; the capacity of our clinical reference laboratory to process tests and our expectations regarding capacity; our dependence on collaborative relationships and the success of those relationships; whether any tests will result from our collaborations; the applicability of clinical results to actual outcomes; our estimates and assumptions with respect to disease incidence and potential market opportunities; the occurrence, timing, outcome or success of clinical trials or studies; our plans with respect to additional studies; our expectations regarding timing of the announcement or publication of research results; the benefits of our technology platform; the economic benefits of our tests to the healthcare system; the ability of our tests to impact treatment decisions; our beliefs regarding our competitive position; our expectations regarding our future technologies, including next generation sequencing, and their potential benefits; our beliefs regarding the benefits of genomic analysis in various patient populations; our expectations regarding clinical development processes future tests may follow; our beliefs regarding the benefits of individual gene reporting; our expectation that our research and development, general and administrative and sales and marketing expenses will increase and our anticipated uses of those funds; our expectations regarding capital expenditures; our ability to comply with the requirements of being a public company; our expectations regarding future levels of bad debt expense and billing and collections fees; our ability to attract and retain experienced personnel; the adequacy of our product liability insurance; our anticipated cash needs and our estimates regarding our capital requirements; our need for additional financing; our expected future sources of cash; our expectations regarding incurrence of debt; our compliance with federal, state and foreign regulatory requirements; the potential impact resulting from the regulation of our tests by the U.S. Food and Drug Administration, or FDA, and other non-U.S. regulators; our belief that our tests are properly regulated under the Clinical Laboratory Improvement Amendments of 1988, or CLIA; the impact of new or changing policies, regulation or legislation, or of judicial decisions, on our business; the impact of seasonal fluctuations and economic conditions on our business; our belief that we have taken reasonable steps to protect our intellectual property; the impact of changing interest rates; our beliefs regarding our unrecognized tax benefits or our valuation allowance; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; the impact of the economy on our business, patients and payors; and anticipated trends and challenges in our business and the markets in which we operate.

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

Business Overview

We are a global healthcare company that provides actionable genomic information to personalize cancer treatment decisions. We offer our Oncotype DX tests as a clinical laboratory service, where we analyze the expression levels of genes in tumor tissue samples and provide physicians with a quantitative gene expression profile expressed as a single quantitative score, which we call a Recurrence Score for invasive breast cancer and colon cancer, a DCIS Score for ductal carcinoma in situ, or DCIS, and a Genomic Prostate Score, or GPS, for prostate cancer.

In January 2004, we launched our first Oncotype DX test, which is used to predict the likelihood of cancer recurrence and the likelihood of chemotherapy benefit in early stage invasive breast cancer patients. In January 2010, we launched our second Oncotype DX test, the first multigene expression test developed to assess risk of recurrence in stage II colon cancer patients. In December 2011, we made the Oncotype DX breast cancer test available for patients with DCIS, a pre-invasive form of breast cancer. In June 2012, we extended our offering of the Oncotype DX colon cancer test to patients with stage III disease treated with oxaliplatin-containing adjuvant therapy. In May 2013, we launched our Oncotype DX prostate cancer test, which is used to predict disease aggressiveness in men with low risk disease. Effective July 1, 2013, the list price of our Oncotype DX breast cancer test increased from $4,290 to $4,380 and the list price of our Oncotype DX colon cancer test increased from $3,640 to $4,030. The list price of our Oncotype DX prostate cancer test is $3,820. The majority of our historical revenues have been derived from the sale of Oncotype DX breast cancer tests ordered by physicians in the United States.

For the three and six months ended June 30, 2013, we delivered 20,650 and 41,000 Oncotype DX test reports for use in treatment planning, compared to more than 19,020 and 37,650 reports delivered for the three and six months ended June 30, 2012. All of our tests are conducted at our clinical reference laboratory in Redwood City, California. Our clinical reference laboratory processing capacity is currently approximately 24,000 tests per calendar quarter. As test processing for our Oncotype DX breast, colon and prostate cancer tests is essentially the same, except that the tests use different RNA extraction methods and analyze different genes, we believe that we currently have sufficient capacity to process all of our tests. In connection with the May 2013 launch of our prostate cancer test, we are in the process of expanding our clinical laboratory processing capacity. We expect our initial commercialization efforts of our prostate cancer test will result in increased costs for laboratory testing, including staffing-related costs, incremental sales and marketing staffing to introduce our product to a new group of physicians and patients, costs for clinical utility studies and costs associated with obtaining reimbursement coverage.

We depend upon third-party payors to provide reimbursement for our tests. Accordingly, we have and expect to continue to focus substantial resources on obtaining reimbursement coverage from third-party payors.

We have continued to expand our business, both in the United States and internationally. We plan to continue to use essentially the same business model internationally as we use in the United States, however, there are significant differences between countries that need to be considered. For example, different countries may have a public healthcare system, a combination of public and private healthcare system or a cash-based payment system. We have a direct commercial presence with employees and have consultants in some countries, including Canada, France, Germany, Ireland, Italy, Japan, Switzerland and the United Kingdom. Additionally, we entered into exclusive distribution agreements for the sale of our tests with approximately 20 distributors covering more than 80 countries outside of the United States.

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

The majority of our international Oncotype DX breast and colon cancer test revenues come from direct payor reimbursement, payments from our distributors, patient self-pay, and clinical collaborations in various countries. We have obtained some coverage for our breast cancer test outside of the United States, including in Argentina, Canada, Germany, Greece, Ireland, Israel, Saudi Arabia, Spain and the United Kingdom. We expect that it will take several years to establish broad coverage and reimbursement for our Oncotype DX breast, colon and prostate cancer tests with payors in countries outside of the United States and there can be no assurance that our efforts will be successful. In addition, we have initiated efforts to obtain reimbursement coverage for our prostate cancer test we launched in May 2013.

Oncotype DX Breast Cancer Test

We expect to continue to focus substantial resources on pursuing global adoption of and reimbursement for our Oncotype DX breast cancer test. We believe increased demand for our Oncotype DX breast cancer test resulted from our ongoing commercial efforts, expanded utility for new breast cancer patient groups, continued publication of peer-reviewed articles on studies we sponsored, conducted or collaborated on that support the use of and reimbursement for the test, clinical presentations at major symposia, and the inclusion of our breast cancer test in clinical practice guidelines for node negative, or N-, estrogen receptor positive, or ER+, invasive disease. However, this increased demand is not necessarily indicative of future growth rates, and we cannot provide assurance that this level of increased demand can be sustained or that publication of articles, future appearances or presentations at medical conferences, increased commercial efforts or expansion of utility to new breast cancer patient groups will have a similar impact on demand for our breast cancer test in the future. Sequential quarterly demand for our breast cancer test may also be impacted by other factors, including the economic environment and continued high unemployment levels, seasonal variations that have historically impacted physician office visits, our shift in commercial focus to our Oncotype DX colon and prostate cancer tests or any future products we may develop, patient enrollment in Oncotype DX clinical studies and the number of clinical trials in process by cooperative groups or makers of other tests conducting experience studies.

Most national and regional third-party payors in the United States, along with the designated national Medicare contractor for our tests, have issued positive coverage determinations for our Oncotype DX breast cancer test for patients with N-, ER+, invasive disease through contracts, agreements or policy decisions. The local carrier with jurisdiction for claims submitted by us for Medicare patients also provides coverage for our breast cancer test for ER+ patients with node positive, or N+, disease (up to three positive lymph nodes) and invasive breast cancer patients where a lymph node status is unknown or not accessible due to a prior surgical procedure, or when the test is used to guide a neoadjuvant treatment decision. Additionally, some payors provide policy coverage for the use of our test in ER+ patients with N+ disease, including lymph node micro-metastasis (greater than 0.2 mm, but not greater than 2.0 mm in size). In July 2011, the American Journal of Managed Care published results of an economic assessment suggesting use of Oncotype DX in breast cancer patients with 1-3 positive nodes may improve health outcomes without adding incremental cost. However, we may not be able to obtain reimbursement coverage from other payors for our test for breast cancer patients with N+, ER+ disease.

In December 2011, we made the Oncotype DX breast cancer test available for patients with DCIS, a pre-invasive form of breast cancer. The launch of Oncotype DX for DCIS patients was based upon presented positive results from a clinical validation study of the Oncotype DX breast cancer test in patients with DCIS, conducted by the Eastern Cooperative Oncology Group, or ECOG, a clinical trials cooperative group supported by the National Cancer Institute. The study met its primary endpoint by demonstrating that a pre-specified Oncotype DX DCIS Score derived from the Oncotype DX breast cancer test outperforms traditional clinical and pathologic measures to predict the risk of local recurrence, defined as either the development of a new invasive breast cancer or the recurrence of DCIS in the same breast. In May 2013, our Oncotype DX DCIS clinical validation study was published online in the Journal of National Cancer Institute. Following the publication of the results of this study, the Medicare contractor for our Oncotype DX breast cancer test expanded coverage to include patients with DCIS. We expect that it may take several years to establish coverage with a majority of public and private payors for use of our test in DCIS patients and we may not be able to obtain such coverage.

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

In September 2012, we announced positive top line results from this clinical validation study of our biopsy-based prostate cancer test. As a result of this clinical validation study meeting its primary end point, we completed the necessary work in our clinical reference laboratory for the May 2013 worldwide commercial launch of our Oncotype DX prostate cancer test. The test provides a Genomic Prostate Score, or GPS, that predicts disease aggressiveness in men with low risk disease. This test may be used to improve treatment decisions for prostate cancer patients, in conjunction with the Gleason score, or tumor grading.

We expect to incur additional expenses related to continued clinical studies and the commercial launch of our prostate cancer test, including infrastructure costs, information technology costs, and selling and marketing costs. We have initiated efforts to obtain reimbursement coverage for this test. Based upon our experience in obtaining adoption and reimbursement for our Oncotype DX breast and colon cancer tests, we do not expect product revenues from our prostate cancer test to comprise more than 10% of our total revenues for at least a year or more following our launch.

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

Economic Environment

Continuing concerns over prolonged high unemployment levels, the availability and cost of credit, the U.S. real estate market, Federal budget negotiations, entitlement and health care reform efforts, proposed regulatory changes and taxation issues, inflation, deflation, energy costs and geopolitical issues have contributed to increased volatility and uncertain expectations both for the U.S. and global economies. These factors, combined with uncertainties in business and consumer confidence, a volatile stock market, the European sovereign debt crisis, continued concerns regarding the stability of the Euro currency and some European Union member countries and slowing growth in China, have precipitated an economic slowdown and expectations of slower global economic growth and possibly another recession going forward. We periodically evaluate the impact of the economic environment on our cash management, cash collection activities and volume of tests delivered.

As of the date of this report, we have not experienced a loss of principal on any of our investments, and we expect that we will continue to be able to access or liquidate these investments as needed to support our business activities. We periodically monitor the financial position of our significant third-party payors, which include Medicare and managed care companies. As of the date of this report, we do not expect the current economic environment to have a material negative impact on our ability to collect payments from third-party payors in the foreseeable future. The economic environment continued to impact growth in tests delivered and revenue generated during the three and six months ended June 30, 2013. Specifically, the economic impact of the recent implementation of healthcare reform and the sequester resulting from the Budget Control Act of 2011, discussed in detail below, resulted in a negative impact on our product revenues for the three and six months ended June 30, 2013. We intend to continue to assess the impact of the economic environment on our business activities. If the economic environment does not improve or deteriorates, our business including our patient population, government and third-party payors and our distributors and suppliers could be negatively affected, resulting in a negative impact on our product revenues.

U.S. Healthcare Legislation

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or, collectively, the PPACA, enacted in March 2010, makes changes that are expected to significantly impact the pharmaceutical and medical device industries and clinical laboratories. The PPACA contains a number of provisions designed to generate the revenues necessary to fund expanded health insurance coverage, including new fees or taxes on certain health related industries, including medical device manufacturers. Beginning in 2013, each medical device manufacturer will have to pay sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices that are listed with the FDA. Although the Food and Drug Administration, or FDA, has contended that clinical laboratory tests that are developed and validated by a laboratory for its own use, referred to as LDTs, such as our Oncotype DX breast, colon and prostate cancer tests, are medical devices, none of our products are currently listed with the FDA. We cannot assure you that the tax will not be extended to services such as ours in the future.

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

In February 2012, Congress passed the “Middle Class Tax Relief and Job Creation Act of 2012” which in part reduced the potential future cost-based increases to the Medicare CLFS by 2%. Overall, the total fee cut to the CLFS for 2013 is 2.95% not considering the further reduction of 2% from implementation of the automatic expense reductions (sequester) under the Budget Control Act of 2011, which went into effect for dates of service on or after April 1, 2013. Reductions made by the Congressional sequester are applied to total claims payments made. While these reductions do not result in a rebasing of the negotiated or established Medicare or Medicaid reimbursement rates, rebasing could occur as a result of future legislation.

The Centers for Medicare and Medicaid Services, CMS, sought public input through the notice and comment period for the proposed Medicare Physician Fee Schedule, on whether all new AMA Molecular Diagnostic codes be placed on either the Medicare Physician Fee Schedule, which would likely require a 20% patient co-payment for such services, or remain on the CLFS. On

November 1, 2012, CMS issued a final rule on the Physician Fee Schedule which stated that these new codes would be placed on the CLFS. On August 31, 2012, the Centers for Medicare and Medicaid Services, CMS issued a preliminary determination for the 2013 CLFS which proposed not to recognize Multi-Analyte codes with Algorithmic Analyses, or MAAA, and questioned whether algorithm-based tests are covered benefits for Medicare beneficiaries. However, in its final determination released on November 6, 2012, CMS deleted the statement about not covering algorithmic analysis, and stated that laboratories performing MAAA tests for Medicare beneficiaries should continue to bill for these tests in 2013 as they are currently billed under the CLFS. CMS intends to consider its payment policy for MAAAs again in late 2013 and may issue a determination to pay or not pay for these tests beginning in 2014. In July 2013, CMS issued two proposed rules that could, in the future, impact payments for clinical laboratory tests, like ours, if implemented.  First, CMS announced plans to review payments under the CLFS for all of the approximately 1,250 codes currently paid under the CLFS.  CMS announced that it would conduct this review over a 5 year period starting with the oldest tests currently paid under the CLFS.  Insofar as our tests are paid under unlisted codes at this time, it is unclear whether or not this review, if implemented, would impact payment rates for our tests, but it is possible that it could during the initial 5 year review or during subsequent periodic reviews.  Second, CMS announced plans to package or bundle payments for clinical laboratory tests together with other services performed during hospital outpatient visits under the Hospital Outpatient Prospective Payment System.  In its proposal, CMS indicated that it intends to exempt molecular diagnostic tests from this packaging proposal.  Although our tests are generally not paid in the hospital outpatient setting and even when paid in such setting should be exempted as molecular diagnostic tests, it is possible that this proposal could impact payment for some portion of our tests in the future. Our current Medicare reimbursement determination was set by a local coverage decision and not set nationally by CMS. These or any future changes in covered benefit determination, proposed fees or mandated reductions in payments may apply to some or all of our clinical laboratory tests delivered to Medicare, Medicare Advantage and Medicaid beneficiaries.

Changes in Medicare Administrative Contractor (MAC) Services

On a five year rotational basis, Medicare requests bids for its regional MAC services. In 2008, we were notified of the transition from our initial MAC, to Palmetto GBA as a result of this bidding process. Palmetto GBA has issued coverage and payment determinations on our Oncotype DX tests since that transition. In September 2012, Medicare notified us that the next successor MAC for our region will be Noridian Healthcare Solutions. We have been informed that the full transition will take place by September 16, 2013, but we have not been advised of the specific timing of our cut-over date, which may occur prior to the final implementation date. Operational changes in contractors processing claims have affected providers in the past, in some cases delaying payment for covered services while claims payment systems are brought on line and fully operational. Palmetto and Noridian have stated that they intend to operate a joint program whereby Noridian will process claims for laboratories located in the jurisdiction applicable to our tests. Palmetto GBA under their MolDx Program is expected to continue to establish coverage, coding and reimbursement policies for molecular diagnostics located within the jurisdiction applicable to our tests. A change in the MAC processing Medicare claims for our Oncotype DX tests could impact the coverage or payment rates for our current tests and our ability to obtain Medicare coverage for products for which we do not yet have coverage or any products we may launch in the future or delay payments.

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

As of June 30, 2013, we have exclusive distribution agreements for one or more of our Oncotype DX tests with approximately 20 distributors covering more than 80 countries. The distributor generally provides us with certain marketing and administrative services within its territory. As a condition of these agreements, the distributor generally pays us an agreed upon fee per test and we process the tests. The same revenue recognition criteria described above generally apply to tests received through distributors. To the extent all criteria set forth above are not met when test results are delivered, product revenues are generally recognized when cash is received from the distributor.

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

As of June 30, 2013, amounts outstanding for tests delivered, net of write-downs and adjustments, which were not recognized as revenue upon delivery because our accrual revenue recognition criteria were not met and which had not been collected, totaled approximately $43 million. We cannot provide any assurance as to when, if ever, and to what extent these amounts will be collected.

From time to time, we receive requests for refunds of payments, generally due to overpayments made by third-party payors. Upon becoming aware of a refund request, we establish an accrued liability for tests covered by the refund request until such time as we determine whether or not a refund is due. If we determine that a refund is due, we credit cash and reduce the accrued liability. Accrued refunds were $662,000 and $664,000 at June 30, 2013 and December 31, 2012, respectively.

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

Accounts Receivable

We accrue an allowance for doubtful accounts against our accounts receivable based on estimates consistent with historical payment experience. Our allowance for doubtful accounts is evaluated quarterly and adjusted when trends or significant events indicate that a change in estimate is appropriate. Historically, the amounts of uncollectible accounts receivable that have been written off have been consistent with management’s expectations. We cannot assure you that we will not experience higher than expected write-offs in the future. As of June 30, 2013 and December 31, 2012, our allowance for doubtful accounts was $1.7 million and $1.1 million, respectively. See “Liquidity and Capital Resources” for additional information, including a summary of accounts receivable aging by payor mix.

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

All potential future product programs outside of breast, colon and prostate cancer are in the research or development phase. Although we have estimated the time frame in which some of these products may be brought to market, the timing is uncertain given the technical challenges and clinical variables that exist between different types of cancers. We maintain information regarding costs incurred for activities performed under certain contracts with biopharmaceutical and pharmaceutical companies. However, we do not generally record or maintain information regarding costs incurred in research and development on a program-specific basis. Our research and development staff and associated infrastructure resources are deployed across several programs. Many of our costs are thus not attributable to individual programs. As a result, we are unable to determine the duration and completion costs of our research and development programs or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product.

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

Deferred Tax Assets

We are required to reduce our deferred tax assets by a valuation allowance if it is more likely than not that some or all of our deferred tax assets will not be realized. We must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of our valuation allowance, if any, we assess the likelihood that we will be able to recover our deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses and, based on all available evidence, we believe it is more likely than not that our recorded net deferred tax assets will not be realized. Accordingly, we recorded a valuation allowance against all of our net deferred tax assets at both June 30, 2013 and December 31, 2012. We will continue to maintain a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this valuation allowance.

Results of Operations

Three and Six Months Ended June 30, 2013 and 2012

We recorded a net loss of $3.0 million and $3.9 million for the three and six months ended June 30, 2013, respectively, compared to net income of $1.8 million and $2.6 million for the three and six months ended June 30, 2012, respectively. On a basic and diluted per share basis, net loss per share was $0.10 and $0.13 for the three and six months ended June 30, 2013, respectively. On a basic per share basis, net income was $0.06 and $0.09 for the three and six months ended June 30, 2012. On a diluted per share basis, net income was $0.06 and $0.08 for the three and six months ended June 30, 2012. We may incur net losses in future periods due to future spending and fluctuations in our business, and we may not achieve or maintain sustained profitability in the future.

Revenues

We derive our revenues primarily from product sales and, to a lesser extent, from contract research arrangements. We operate in one industry segment. As of June 30, 2013, substantially all of our product revenues have been derived from the sale of our Oncotype DX breast cancer test. Payors are billed upon generation and delivery of a test report to the physician. Product revenues are recorded on a cash basis unless a contract or arrangement to pay is in place with the payor at the time of billing and collectibility is reasonably assured. Contract revenues are derived from studies conducted with biopharmaceutical and pharmaceutical companies and are recorded as contractual obligations are completed.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
Product revenues	$63,691	$57,185	$126,400	$115,088
Contract revenues	—	446	385	1,010
Total revenues	$63,691	$57,631	$126,785	$116,098
Period over period dollar increase in product revenues	$6,506		$11,312
Period over period percentage increase in product revenues	11%		10%

The increase in product revenues for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012 resulted, in part, from increased adoption, as evidenced by a 9% and 9% period over period increase in test volume, respectively. For the six months ended June 30, 2013 compared to the same period in 2012, this increase was partially offset by payments from Medicare totaling $1.2 million for colon cancer tests performed prior to the establishment of coverage. We also experienced an increase in revenues recorded on an accrual basis. Approximately $45.2 million, or 71%, and $91.1 million, or 72%, of product revenues for the three and six months ended June 30, 2013, respectively, were recorded on an accrual basis and recognized at the time the test results were delivered, compared to $38.4 million, or 67%, and $77.1 million, or 67%, of product revenues for the three and six months ended June 30, 2012, respectively. For both periods, the balance of product revenues was recognized upon cash collection as payments were received. The timing of recognition of revenues related to third-party payments may cause fluctuations in product revenues from period to period.

Product revenues related to Medicare patients for the three and six months ended June 30, 2013 were $12.8 million, or 20%, and $28.4 million, or 22%, of product revenues, respectively, compared to $12.7 million, or 22%, and $25.9 million, or 23%, of product revenues for the three and six months ended June 30, 2012, respectively. There were no other third-party payors comprising product revenues of 10% or more for those periods. International product revenues increased to $9.2 million, or 14%, and $17.7 million, or 14%, of product revenues, for the three and six months ended June 30, 2013, respectively, from $5.8 million, or 10%, and $10.9 million, or 9%, of product revenues, for the three and six months ended June 30, 2012, respectively.

There were no contract revenues for the three months ended June 30, 2013, compared to $446,000 for the three months ended June 30, 2012. Contract revenues were $385,000 for the six months ended June 30, 2013, compared to $1.0 million for six months ended June 30, 2012. Contract revenues represented studies assessing our gene expression technology or collaborative work in gene selection and protocol design with our pharmaceutical partners. The decrease in contract revenues for the 2013 period compared to the 2012 period was due to a decrease in activities with collaboration partners. We expect that our contract revenues will continue to fluctuate based on the number and timing of studies being conducted.

Cost of Product Revenues

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
Tissue sample processing costs	$8,329	$6,936	$15,815	$14,158
Stock-based compensation	112	99	247	208
Total tissue sample processing costs	8,441	7,035	16,062	14,366
License fees	2,316	1,978	4,441	3,974
Total cost of product revenues	$10,757	$9,013	$20,503	$18,340
Period over period dollar increase	$1,744		$2,163
Period over period percentage increase	19%		12%

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

Tissue sample processing costs increased $1.4 million, or 20%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Tissue sample processing costs increased $1.7 million, or 12%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. These increases were primarily due to increases in test volume combined with incremental costs related to test processing associated with the launch of our prostate cancer test and enhancements to our laboratory information management system. The $338,000, or 17%, and $467,000, or 12%, increase in license fees for the three and six months ended June 30, 2013 primarily resulted from a 9% period over period increase in test volume in each of these periods and a $150,000 milestone license fee paid in connection with the launch of our prostate cancer test in May 2013. We expect the cost of product revenues to increase in future periods to the extent we process more tests.

Research and Development Expenses

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
Personnel-related expenses	$7,028	$5,949	$14,333	$12,086
Stock-based compensation	1,113	921	2,293	1,860
Reagents and laboratory supplies	1,006	879	1,630	1,514
Collaboration expenses	639	374	1,098	1,017
Allocated information technology, facilities and other costs	2,652	2,451	5,514	4,960
Other expenses	1,362	1,005	2,595	2,071
Total research and development expenses	$13,800	$11,579	$27,463	$23,508
Period over period dollar increase	$2,221		$3,955
Period over period percentage increase	19%		17%

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

The $2.2 million, or 19%, increase in research and development expenses for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 included a $1.1 million increase in personnel-related expenses, and a $357,000 increase in other expenses, a $265,000 increase in collaboration expenses, a $201,000 increase in allocated information technology, facilities, a $192,000 increase in stock-based compensation expense and other costs and a $128,000 increase in reagents and laboratory supplies expense. The $1.1 million increase in personnel-related expenses was primarily attributable to increases in salaries and benefits due to increased headcount to support our prostate launch, as well as projects related to our product pipeline and ongoing work in NGS. The increase in allocated information technology, facilities and other costs is primarily due to increased project work from our various information technology groups, allocated based on specific departmental projects.

The $4.0 million, or 17%, increase in research and development expenses for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 included a $2.2 million increase in personnel-related expenses, a $554,000 increase in allocated information technology, facilities and other costs, a $524,000 increase in other expenses, a $433,000 increase in stock-based compensation expense, a $116,000 increase in reagents and laboratory supplies expense and a $81,000 increase in collaboration expenses. The increase in personnel-related expenses was primarily attributable to increases in salaries and benefits due to increased headcount to support projects related to our growing pipeline and ongoing work in NGS. The increase in allocated information technology, facilities and other costs is primarily due to increased project work from our various information technology groups, allocated based on specific departmental projects.

We expect our research and development expenses to increase in future periods due to increased investment in our new product pipeline for breast, colon, prostate, renal and other cancers, along with increased investment in NGS.

Selling and Marketing Expenses

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
Personnel-related expenses	$13,672	$12,263	$27,533	$24,498
Stock-based compensation	1,123	999	2,198	1,981
Promotional and marketing materials	5,197	3,799	9,446	7,651
Travel, meetings and seminars	3,419	2,723	7,041	5,797
Allocated information technology, facilities and other costs	4,036	3,169	7,807	6,661
Other expenses	688	812	1,549	1,543
Total selling and marketing expenses	$28,135	$23,765	$55,574	$48,131
Period over period dollar increase	$4,370		$7,443
Period over period percentage increase	18%		15%

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

The $4.3 million, or 18%, increase in selling and marketing expenses for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was due to a $1.4 million increase in personnel-related expenses, a $1.4 million increase in promotional and marketing materials primarily related to the expansion of our international operations and preparing for and executing our prostate cancer product launch, an $867,000 increase in allocated information technology, facilities and other costs, a $696,000 increase in travel, meetings and seminars expenses primarily related to our international expansion efforts and travel primarily related to our prostate cancer product launch and a $123,000 increase in stock-based compensation expense partially offset by a $124,000 decrease in other expenses. Of the $1.4 million increase in personnel-related expenses, $932,000 was attributable to increases in salaries, benefits and related expenses due primarily to increased headcount, including new hires related to the launch of our prostate cancer test in May 2013 and annual salary increases and $564,000 was attributable to higher commissions and bonus payments partially offset by a decrease of $86,000 attributable to a reduction in consulting expenses. The increase in allocated information technology, facilities and other costs is primarily due to increased project work from our various information technology groups, allocated based on specific departmental projects.

The $7.4 million, or 15%, increase in selling and marketing expenses for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was due to a $3.0 million increase in personnel-related expenses, a $1.8 million increase in promotional and marketing materials related to the expansion of our international commercial business and our prostate cancer product launch, a $1.2 million increase in travel, meetings and seminars expenses primarily related to our international expansion efforts and travel primarily related to our prostate cancer product launch, a $1.1 million increase in allocated information technology, facilities and other costs and a $217,000 increase in stock-based compensation expense. Of the $3.0 million increase in personnel-related expenses, $2.6 million was attributable to increases in salaries, benefits and related expenses due primarily to increased headcount, including new hires related to the launch of our prostate cancer test and annual salary increases, and $515,000 was attributable to higher commissions and bonus payments partially offset by a decrease of $47,000 attributable to a reduction in consulting expenses. The increase in allocated information technology, facilities and other costs is primarily due to increased project work from our various information technology groups, allocated based on specific departmental projects.

We expect selling and marketing expenses will continue to increase in future periods due to our efforts to establish adoption of and reimbursement for our new products, continued investment in our global commercial infrastructure and increases in our sales force.

General and Administrative Expenses

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
Personnel-related expenses	$9,582	$8,296	$19,104	$16,497
Stock-based compensation	1,782	1,691	3,751	3,356
Occupancy and equipment expenses	4,330	3,438	8,377	8,221
Billing and collection fees	2,467	1,939	4,514	4,162
Bad debt expense	1,632	884	2,921	1,573
Professional fees and other expenses	2,088	1,968	4,102	3,831
Information technology, facilities and other cost allocations	(7,971)	(6,780)	(15,724)	(14,229)
Total general and administrative expenses	$13,910	$11,436	$27,045	$23,411
Period over period dollar increase	$2,474		$3,634
Period over period percentage increase	22%		16%

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

The $2.5 million, or 22%, increase in general and administrative expenses for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 included a $1.3 million increase in personnel-related expenses, a $892,000 increase in occupancy and equipment expenses, a $749,000 increase in bad debt expense, a $527,000 increase in billing and collection fees, a $121,000 increase in professional fees and other expenses and a $91,000 increase in stock-based compensation expense partially offset by a $1.2 million increase in information technology, facilities and other costs allocated to other functional areas. Of the $1.3 million increase in personnel-related expenses, $738,000 was attributable to annual increases in salaries and benefits expenses, primarily resulting from increased headcount, $303,000 was attributable to higher bonus payments and $246,000 was attributable to higher consulting expenses to support the growth of our business.

The $3.6 million, or 16%, increase in general and administrative expenses for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 included a $2.6 million increase in personnel-related expenses, a $1.3 million increase in bad debt expense, a $394,000 increase in stock-based compensation expense, a $353,000 increase in billing and collection fees, a $271,000 increase in professional fees and other expenses and a $155,000 increase in occupancy and equipment expenses, partially offset by a $1.5 million increase in information technology, facilities and other costs allocated to other functional areas. Of the $2.6 million increase in personnel-related expenses, $1.9 million was attributable to annual increases in salaries and benefits expenses, $395,000 was attributable to higher bonus payments and $276,000 was attributable to higher consulting expenses to support the growth of our business.

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

Interest and Other Income

Interest and other income was $57,000 and $122,000 for the three and six months ended June 30, 2013 compared to $74,000 and $149,000 for the three and six months ended June 30, 2012. The decrease was primarily due to lower average balances in our investments in marketable securities during the three and six months ended June 30, 2013. We expect our interest income will remain nominal if the current low interest rate environment continues.

Other Income (Expense), Net

Other expense, net was $85,000 and $91,000 for the three and six months ended June 30, 2013, respectively, compared to $73,000 and $145,000 for the three and six months ended June 30, 2012, respectively. The decrease for the six month period was due primarily to a $44,000 loss on an investment in a private company accounted for using the equity method during the three months ended March 31, 2012. There were no losses on investments in private companies during the three or six months ended June 30, 2013 or the three months ended June 30, 2012. We expect other income (expense), net to continue to fluctuate based on fluctuations in exchange rates that impact our foreign exchange transaction gains and losses and both the level and performance of investments accounted for under the equity method.

Income Tax Expense

Income tax expense was $55,000 and $108,000 for the three and six months ended June 30, 2013, respectively, compared to $38,000 and $135,000 for the three and six months ended June 30, 2012. Income tax expense for both periods was principally comprised of state income taxes and foreign taxes and was computed using the discrete, or “cut-off”, method.

As a result of historical cumulative losses and based on all available evidence, we believe it is more likely than not that our recorded net deferred tax assets will not be realized. Accordingly, we recorded a full valuation allowance on our net deferred tax assets for the three and six months ended June 30, 2013 and 2012, respectively. We will continue to maintain a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.

Liquidity and Capital Resources

As of June 30, 2013, we had an accumulated deficit of $161.4 million. We may incur net losses in the future, and we cannot provide assurance as to when, if ever, we will achieve sustained profitability. We expect that our research and development, selling and marketing and general and administrative expenses will increase in future periods and, as a result, we will need to continue to generate significant product revenues to achieve sustained profitability.

	2013	2012
	(In thousands)
As of June 30:
Cash, cash equivalents and marketable securities	$107,250	$113,875
Working capital	115,937	119,969
For the six months ended June 30:
Cash provided by (used in):
Operating activities	4,667	8,381
Investing activities	2,227	6,879
Financing activities	7,923	8,885
Capital expenditures (included in investing activities above)	(4,411)	(3,493)

Sources of Liquidity

At June 30, 2013, we had cash, cash equivalents and short-term marketable securities of $107.3 million compared to $113.9 million at June 30, 2012. The $6.6 million decrease was attributable to a $30.0 million accelerated share repurchase program in late 2012 and investments in the growth of our business, including research and development, U.S. and international expansion, activities related to reimbursement coverage of our various cancer tests and investments in privately held companies offset by increased cash collections from increased sales of our tests, payments from collaborators and cash received from the exercise of employee stock options. In accordance with our investment policy, available cash is invested in short-term, low-risk, investment-grade debt instruments. Our cash and short-term investments are held in a variety of interest-bearing instruments including money market accounts, U.S. Treasury securities, debt obligations of U.S. government-sponsored entities, and high-grade commercial paper and corporate bonds.

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

Accounts Receivable

At June 30, 2013 and December 31, 2012, $26.7 million, or 16%, and $22.3 million, or 14%, respectively, of our total assets consisted of accounts receivable. The $4.4 million increase in accounts receivable from December 31, 2012 to June 30, 2013 was attributable to a 9% increase in the volume of accrual tests delivered as well as an increase in the number of payors on accrual. Days sales outstanding, or DSOs, is a measure of the average number of days it takes for us to collect our accounts receivable, calculated from the date that tests are billed. At June 30, 2013 and December 31, 2012, our weighted average DSOs were 72 days and 63 days, respectively. The increase in DSOs is primarily a result of the overall increase in accounts receivable, the increase in the number of accrual payors and the variation in the typical payment cycle of these payors. The timing of our billing and cash collections also causes fluctuations in our monthly DSOs and accounts receivable.

The following tables summarize accounts receivable by payor mix at June 30, 2013 and December 31, 2012:

	June 30, 2013
	Total	% of Total	Current	31-60 Days	61-90 Days	91-120 Days	121 to 180 Days	Over 180 Days
	(In thousands)
Managed care and other	$22,619	80%	$8,980	$4,465	$2,368	$1,827	$2,349	$2,630
Medicare	5,784	20	4,056	958	122	20	40	588
Total	28,403	100%	$13,036	$5,423	$2,490	$1,847	$2,389	$3,218
Allowance for doubtful accounts	(1,713)
Net accounts receivable	$26,690

	December 31, 2012
	Total	% of Total	Current	31-60 Days	61-90 Days	91-120 Days	121 to 180 Days	Over 180 Days
	(In thousands)
Managed care and other	$18,373	79%	$8,033	$3,760	$2,183	$1,299	$1,255	$1,843
Medicare	5,013	21	3,903	416	51	44	61	538
Total	23,386	100%	$11,936	$4,176	$2,234	$1,343	$1,316	$2,381
Allowance for doubtful accounts	(1,133)
Net accounts receivable	$22,253

Cash Flows

Net cash provided by operating activities was $4.7 million for the six months ended June 30, 2013, compared to $8.5 million for the six months ended June 30, 2012. Net cash provided by operating activities includes net income (loss) adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the six months ended June 30, 2013 reflected net loss of $3.9 million, adjusted for $11.6 million of stock-based compensation and depreciation and amortization expense, a $1.7 million increase in accrued expenses and other liabilities a $793,000 increase in accrued compensation and $110,000 of expense for restricted stock issued to outside directors in lieu of fees offset by a $4.4 million increase in accounts receivable, a $1.2 million decrease in accounts payable, and a $96,000 decrease in deferred revenues. Net cash provided by operating activities for the six months ended June 30, 2012 reflected net income of $2.6 million, adjusted for $10.2 million of stock-based compensation and depreciation and amortization expense, a $958,000 increase in accrued expenses and other liabilities and a $307,000 increase in accrued compensation, partially offset by a $3.5 million decrease in accounts payable, a $901,000 decrease in prepaid expenses and other liabilities, a $670,000 decrease in deferred revenues and a $622,000 decrease in accounts receivable.

Net cash provided by investing activities was $2.2 million for the six months ended June 30, 2013, compared to $6.9 million for the six months ended June 30, 2012. Our investing activities have consisted predominately of purchases and maturities of marketable securities and capital expenditures. Net cash used in investing activities for the six months ended June 30, 2013 included $6.6 million in net maturities of marketable securities partially offset by $4.4 million in capital expenditures. Net cash provided by investing activities for the six months ended June 30, 2012 included $10.8 million in net maturities of marketable securities partially offset by $3.5 million in capital expenditures and a $400,000 investment in a privately held company.

Net cash provided by financing activities was $7.9 million for the six months ended June 30, 2013, compared to $8.8 million for the six months ended June 30, 2012. Our financing activities have historically included sales of our equity securities. Net cash provided by financing activities for the six months ended June 30, 2013 included $10.5 million in proceeds from the issuance of our common stock upon the exercise of employee stock options, partially offset by cash paid for tax withholdings in the amount of $2.6 million related to net share settlements of restricted stock units and awards. Net cash provided by financing activities for the six months ended June 30, 2012 included $10.1 million in proceeds from the issuance of our common stock upon the exercise of employee stock options, partially offset by cash paid for tax withholdings in the amount of $1.2 million related to net share settlements of restricted stock units and awards.

Contractual Obligations

The following table summarizes our significant contractual obligations as of June 30, 2013 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Non-cancelable operating lease obligations	$15,815	$2,971	$6,070	$5,821	$953

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

We are required to make a series of fixed annual payments under a collaboration agreement beginning with the January 2010 launch of our Oncotype DX colon cancer test. We made payments under this agreement of $450,000, $300,000 and $200,000 in 2013, 2012 and 2011, respectively. We are also required to make a series of fixed annual payments under a collaboration agreement beginning with the May 2013 commercial launch of our Oncotype DX prostate cancer test. We made a payment under this agreement of $150,000 in 2013. As of June 30, 2013, future annual payments under these agreements totaled $1.1 million, of which $550,000 is due in each of 2014 and 2015. However, because these agreements may be terminated by either party upon 30 days’ prior written notice, these payments are not included in the table above.

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

Operating Capital and Capital Expenditure Requirements

We achieved positive operating cash flow for the six months ended June 30, 2013 and the year ended December 31, 2012. We currently anticipate that our cash, cash equivalents and short-term marketable securities, together with payments for our Oncotype DX tests, will be sufficient to fund our operations and facilities expansion plans for at least the next 12 months, including the expansion of our research and development programs, our NGS development efforts, our efforts to expand of adoption of and reimbursement for our Oncotype DX colon cancer and DCIS tests, the launch of our Oncotype DX prostate cancer test and our international expansion efforts. We expect to spend approximately $12 million over the next 12 months for planned laboratory equipment, information technology expansion and facilities expansion. We may also use cash to acquire or invest in complementary businesses, technologies, services or products. We expect that our cash, cash equivalents and short-term marketable securities will also be used to fund working capital and for other general corporate purposes, such as licensing technology rights, distribution arrangements for our tests both within and outside of the United States or expanding our direct sales capabilities outside of the U.S.

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

We cannot be certain that our international expansion plans, efforts to expand adoption of and reimbursement for our Oncotype DX colon, DCIS and prostate cancer tests or the development of future products or technologies will be successful or that we will be able to raise sufficient additional funds to see these activities through to a successful result. It may take years to move any one of a number of product candidates in research through development and validation to commercialization.

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

•                  the rate of progress and cost of selling and marketing activities associated with expanding adoption of and reimbursement for our Oncotype DX colon, and prostate cancer and DCIS tests;

•                  the rate of progress and cost of research and development activities associated with products in research and development focused on cancers other than breast, colon and prostate;

•                  the rate of progress and cost of research and development activities associated with next generation sequencing;

•                  the cost of acquiring, licensing or investing in technologies, including next generation sequencing;

•                  the cost of acquiring or investing in complementary businesses or assets;

•                  costs related to the launch of our Oncotype DX prostate cancer test and other future product launches;

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

Off-Balance Sheet Arrangements

As of June 30, 2013, we had no material off-balance sheet arrangements.

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

Our cash, cash equivalents and marketable securities, totaling $107.3 million at June 30, 2013, did not include any auction preferred stock, auction rate securities or mortgage-backed investments. We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. The securities in our investment portfolio are classified as available for sale and are, due to their short-term nature, subject to minimal interest rate risk. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels at June 30, 2013, the impact on the fair value of these securities or our cash flows or income would not be material.

Foreign Currency Exchange Risk

Substantially all of our revenues are recognized in U.S. dollars. Certain expenses related to our international activities are payable in foreign currencies. As a result, factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets will affect our financial results. We recognized net foreign exchange transaction losses of $82,000 and $92,000 for the three and six months ended June 30, 2013, respectively, compared to net foreign exchange transaction losses of $19,000 and $47,000 for the three and six months ended June 30, 2012, respectively. The functional currency of our wholly-owned subsidiaries is the U.S. dollar, so we are not currently subject to gains and losses from foreign currency translation of the subsidiary financial statements. We currently do not hedge foreign currency exchange rate exposure. Although the impact of currency fluctuations on our financial results has been immaterial in the past, there can be no guarantee that the impact of currency fluctuations related to our international activities will not be material in the future.

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

We have historically incurred net losses. From our inception in August 2000 through June 30, 2013, we had an accumulated deficit of $161.4 million. We expect to continue to invest in our product pipeline, including our current Oncotype DX tests and future products, and in our global commercial infrastructure, our laboratory operations and next generation sequencing development. For the three and six months ended June 30, 2013, our research and development expenses were $13.8 million and $27.5 million, respectively, and our selling and marketing expenses were $28.1 million and $55.6 million, respectively. We expect our expense levels to continue to increase for the foreseeable future as we seek to expand the clinical utility and reimbursement of our Oncotype DX breast cancer test, drive adoption of and reimbursement for our Oncotype DX colon and prostate cancer tests and develop new tests. As a result, we will need to generate significant revenues in order to achieve sustained profitability. Our failure to achieve sustained profitability in the future could cause the market price of our common stock to decline.

Continued weak general economic or business conditions could have a negative impact on our business.

Continuing concerns over prolonged high unemployment levels, the availability and cost of credit, the U.S. real estate market, Federal budget deficits and related negotiations, proposed regulatory changes and taxation issues, inflation, deflation, energy costs and geopolitical issues have contributed to increased volatility and uncertain expectations for both the U.S. and global economies. These factors, combined with uncertainties in business and consumer confidence, volatile stock market, the European sovereign debt crisis and continued concerns regarding the stability of the Euro currency and some European Union member countries, and slowing economic growth in China, have precipitated an economic slowdown and expectations of slower global economic growth and possibly another recession going forward. These economic conditions continued to impact growth in tests delivered and revenues generated during the three and six months ended June 30, 2013. If the economic environment does not improve or deteriorates, our business, including our patient population, our suppliers and our third party payors, could be negatively affected, resulting in a negative impact on our product revenues.

Healthcare policy changes, including recently enacted legislation reforming the U.S. healthcare system, may have a material adverse effect on our financial condition and results of operations.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the PPACA, enacted in March 2010, makes changes that are expected to significantly impact the pharmaceutical and medical device industries and clinical laboratories. Beginning in 2013, each medical device manufacturer pays a sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices that are listed with the FDA. Although the FDA has contended that clinical laboratory tests that are developed and validated by a laboratory for its own use, or LDTs, such as our Oncotype DX breast, colon and prostate cancer tests are medical devices, none of our products are currently listed with the FDA. We cannot assure you that the tax will not be extended to services such as ours in the future. The PPACA also mandates a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule, or CLFS, of 1.75% for the years 2011 through 2015 and a productivity adjustment to the CLFS.

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

In addition to the PPACA, the effect of which cannot presently be fully quantified given its recent enactment, various healthcare reform proposals have also emerged from federal and state governments. For example, in February 2012, Congress passed the “Middle Class Tax Relief and Job Creation Act of 2012” which in part reduced the potential future cost-based increases to the Medicare CLFS by 2%. Overall the expected total fee cut to the CLFS for 2013 is 2.95% not including the further reduction of 2%

from implementation of the automatic expense reductions (sequester) under the Budget Control Act of 2011, which went into effect for dates of service on or after April 1, 2013. Reductions made by the Congressional sequester are applied to total claims payment made. While these reductions do not result in a rebasing of the negotiated or established Medicare or Medicaid reimbursement rates, rebasing could occur as a result of future legislation.

State legislation on reimbursement applies to Medicaid reimbursement and Managed Medicaid reimbursement rates within that state. Some states have passed or proposed legislation that would revise reimbursement methodology for clinical laboratory payment rates under those Medicaid programs. In October 2011, CMS approved California’s plan to reduce certain Medi-Cal payments by 10% retroactive to June 1, 2011. According to the California Department of Health Care Services, the cut would apply to various healthcare providers and outpatient services including laboratory services. In December 2012, a three-judge panel of the 9th Circuit Court of Appeals overturned a district court ruling to stop the retroactive 10% cut. Healthcare providers asked the full 9th Circuit court to review the case. In May, the full 9th Circuit Court upheld the cut. As a result of the ruling, the retroactive reduction now must be implemented unless plaintiffs appeal the case to the U.S. Supreme Court and the high court blocks the cut while the case is heard and decided. If implemented as proposed, the retroactive price cut would result in a reduction of product revenues.

Although recent changes to reimbursement methodology in states outside of California have not changed the payment rate for our tests, we cannot be certain that these or future changes will not affect payment rates in the future. We also cannot predict whether future healthcare initiatives will be implemented at the federal or state level or in countries outside of the United States in which we may do business, or the effect any future legislation or regulation will have on us. The taxes imposed by the new federal legislation, cost reduction measures and the expansion in government’s role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursements by payors for our products or reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations. In addition, sales of our tests outside the United States make us subject to foreign regulatory requirements and cost-reduction measures, which may also change over time.

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

If we were required to conduct additional clinical trials prior to continuing to sell our breast, colon and prostate cancer tests or launching any other tests we may develop, those trials could result in delays or failure to obtain necessary regulatory approvals, which could harm our business.

If the FDA decides to regulate our tests, it may require additional pre-market clinical testing prior to submitting a regulatory notification or application for commercial sales. If we are required to conduct pre-market clinical trials, whether using prospectively acquired samples or archival samples, delays in the commencement or completion of clinical testing could significantly increase our test development costs and delay commercialization of any future tests, and interrupt sales of our current tests. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to delay or denial of regulatory clearance or approval. The commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the clinical trial.

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

Based upon our experience in obtaining adoption and reimbursement for our Oncotype DX breast and colon cancer tests, we do not expect product revenues from our prostate cancer test to comprise more than 10% of our total revenues for at least a year or more following commercial availability. We may not be able to obtain Medicare reimbursement coverage for our prostate cancer test, or obtain third-party payor reimbursement for patients with colon or prostate cancer or with DCIS that is similar to the coverage we have obtained for our breast cancer test.

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

The majority of our international Oncotype DX breast and colon cancer test revenues come from direct payor reimbursement, payments from our distributors, patient self-pay, and clinical collaborations in various countries. In many countries outside of the United States, various coverage, pricing and reimbursement approvals are required. We expect that it will take several years to establish broad coverage and reimbursement for our tests with payors in countries outside of the United States, and our efforts may not be successful. Once established, reimbursement levels outside of the United States may vary considerably from the domestic reimbursement amounts we receive. In addition, because we rely on distributors to obtain reimbursement for our tests, to the extent we do not have direct reimbursement arrangements with payors, we may not be able to retain reimbursement coverage in certain countries with a particular payor if our agreement with a distributor is terminated or expires or a distributor fails to pay us for other reasons. Distributors of our tests may also be negatively affected by the financial instability of, and austerity measures implemented by, several countries in the European Union.

The prices at which our tests are reimbursed may be reduced by Medicare and private and other payors, and any such changes could have a negative impact on our revenues.

Even if we are being reimbursed for our tests, Medicare, Medicaid and private and other payors may withdraw their coverage policies, cancel their contracts with us at any time, review and adjust the rate of reimbursement, require co-payments from patients or stop paying for our tests, which would reduce our revenues. In addition, insurers, including managed care organizations as well as government payors such as Medicare and Medicaid, have increased their efforts to control the cost, utilization and delivery of healthcare services. These measures have resulted in reduced payment rates and decreased utilization for the clinical laboratory industry. Palmetto GBA and other Medicare contractors review coverage and reimbursement rates annually. Furthermore, Congress has considered and implemented changes to the Medicare fee schedules in conjunction with budgetary legislation, and pricing and payment terms, including the possible requirement of a patient co-payment for Medicare beneficiaries for tests covered by Medicare, are subject to change at any time. Reductions in the reimbursement rate of payors may occur in the future. Reductions in the prices at which our tests are reimbursed could have a negative impact on our revenues.

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

Additionally, on a five year rotational basis, Medicare requests bids for its regional MAC services. In 2008, we were notified of the transition from our initial MAC to Palmetto GBA as a result of this bidding process. Palmetto GBA has issued coverage and payment determinations on our Oncotype DX tests since that transition. In September 2012, Medicare notified us that the next successor MAC for our region will be Noridian Healthcare Solutions. The claims processing function will transition to Noridian on September 16, 2013. A change in the MAC processing the Medicare claims for our Oncotype DX tests could impact reimbursement timing and our ability to obtain Medicare coverage for products for which we do not yet have coverage or any products we may launch in the future or delay payments, including but not limited to payments for our Oncotype DX prostate cancer test.

Because of Medicare billing rules, we may not receive reimbursement for all tests provided to Medicare patients.

Under current Medicare billing rules, claims for our Oncotype DX tests performed on Medicare beneficiaries who were hospital inpatients at the time the tumor tissue samples were obtained and whose tests were ordered less than 14 days from discharge must be incorporated in the payment that the hospital receives for the inpatient services provided. Medicare billing rules also require hospitals to bill for the test when ordered for hospital outpatients less than 14 days following the date of the hospital procedure where the tumor tissue samples were obtained. Accordingly, we are required to bill individual hospitals for tests performed on Medicare beneficiaries during these time frames. Because we generally do not have written agreements in place with these hospitals to pay for these tests, we may not be paid or may have to pursue payment from the hospital on a case-by-case basis. Although we believe patients coming under this rule represent less than 1% of our total testing population, these billing rules may lead to confusion regarding whether Medicare provides adequate reimbursement for our tests, and could discourage Medicare patients from using our test. In addition, a greater proportion of eligible patients for our colon and prostate tests are covered by Medicare. We cannot assure you that Medicare will reverse these billing rules or that Medicare will not extend this limitation in the future and we also cannot ensure that hospitals will agree to arrangements to pay us for Oncotype DX tests performed on patients falling under these rules.

We depend on Medicare for a significant portion of our product revenues and if Medicare or other significant payors stop providing reimbursement or decrease the amount of reimbursement for our tests, our revenues could decline.

Reimbursement on behalf of patients covered by Medicare accounted for 20% and 22% of our product revenues for the three and six months ended June 30, 2013, and 22% and 23% of our product revenues for the three and six months ended June 30, 2012, respectively. Accounts receivable on behalf of patients covered by Medicare represented 20% and 21% of our net accounts receivable at June 30, 2013 and December 31, 2012, respectively. While there were no other third-party payors representing 10% or more of our product revenues for these periods, there have been in the past, and may be in the future, other payors accounting for 10% or more of our product revenues. Because the majority of stage II and stage III colon cancer patients and prostate cancer patients in the United States are age 65 and over, and thus insured by Medicare, we may become more dependent on Medicare reimbursement in the future. It is possible that Medicare or other third-party payors that provide reimbursement for our tests may suspend, revoke or discontinue coverage at any time, may require co-payments from patients, or may reduce the reimbursement rates payable to us. Any such action could have a negative impact on our revenues.

Our financial results depend largely on the sales of one test, our Oncotype DX breast cancer test, and we will need to generate sufficient revenues from this and other tests to run our business.

For the near future, we expect to continue to derive a substantial majority of our revenues from sales of one test, our Oncotype DX test for invasive breast cancer. While we launched our test for colon cancer in January 2010, we do not expect to recognize significant revenues from this test until significant levels of adoption and reimbursement for this test have been established. We have similar expectations for revenue related to our DCIS breast cancer test, which was launched in December 2011, and our prostate cancer test, which was launched in May 2013. We are in various stages of research and development for other tests that we may offer as well as for enhancements to our existing tests. We may not be able to successfully commercialize tests for other cancers or diseases. If we are unable to increase sales of our test for invasive breast cancer, establish adoption of and reimbursement for our colon, or prostate cancer or DCIS tests, or successfully develop and commercialize other tests or enhancements, our revenues and our ability to achieve sustained profitability would be impaired.

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

We are subject to other regulation in the United States by both the federal government and the states in which we conduct our business, as well as in other jurisdictions outside of the United States, including:

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

•             the Federal False Claims Act civil and criminal penalties and state equivalents; and

•             the Foreign Corrupt Practices Act, the United Kingdom Anti-bribery Act and the European Data Protection Directive, all of which apply to our international activities.

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

New test development involves a lengthy and complex process, and we may be unable to commercialize on a timely basis, or at all, any new tests we may develop.

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

If medical practitioners do not order our Oncotype DX tests or any future tests developed or offered by us, we will likely not be able to create or maintain demand for our products in sufficient volume for us to achieve sustained profitability. To generate demand, we will need to continue to make oncologists, urologists, surgeons and pathologists aware of the benefits of each type of test through published papers, presentations at scientific conferences and one-on-one education by our sales force. In addition, we will need to demonstrate our ability to obtain and maintain adequate reimbursement coverage from third-party payors.

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

Our Oncotype DX colon cancer test predicts recurrence but, unlike our test for invasive breast cancer, does not predict chemotherapy benefit. Our new Oncotype DX prostate cancer test provides physicians and patients with a new way to assess the aggressiveness of a patient’s prostate cancer. We will need to educate physicians, patients and payors about the benefits and cost-effectiveness of these tests and to establish reimbursement arrangements for these tests with payors. We may need to hire additional commercial, sales, scientific, technical and other personnel to support this process. If our marketing and educational efforts do not result in sufficient physician or patient demand, we may not be able to obtain adequate reimbursement for these tests. If we fail to successfully establish adoption of and additional reimbursement beyond Medicare for our colon cancer test, our reputation could be harmed and our business could suffer. If we fail to successfully establish adoption of and reimbursement for our prostate cancer test, our reputation could be harmed and our business could suffer.

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

There have been several cases involving “gene patents” and diagnostic claims that have been considered by the U.S. Supreme Court. A suit brought by multiple plaintiffs, including the American Civil Liberties Union, or ACLU, against Myriad Genetics, or Myriad, and the USPTO involves certain of Myriad’s U.S. patents related to the breast cancer susceptibility genes BRCA1 and BRCA2. The Federal Circuit issued a written decision on July 29, 2011 that reversed the U.S. District Court for the Southern District of New York holding instead that the breast cancer genes are patentable subject matter. Subsequently, on March 20, 2012, the Supreme Court issued a decision in Mayo Collaborative v. Prometheus Laboratories, or Prometheus, a case involving patent claims directed to optimizing the amount of drug administered to a specific patient. According to that decision, Prometheus’ claims failed to add enough inventive content to the underlying correlations to allow the processes they describe to qualify as patent-eligible processes that apply natural laws.  The Supreme Court subsequently granted certiorari in the Myriad case, vacated the judgment, and remanded the case back to the Federal Circuit for further consideration in light of their decision in the Prometheus case.  The Federal Circuit issued a decision on August 16, 2012, reaffirming its earlier decision.

The Supreme Court granted ACLU’s petition for a writ of certiorari and issued a decision on June 13, 2013.  In the ruling, the Supreme Court held that claims to “isolated” DNA molecules and the information they encode are not patent eligible, whereas cDNA, not a “product of nature,” is patent eligible.  On July 12, 2013, Senator Patrick Leahy wrote to the National Institutes of Health, or NIH, urging that the NIH take the extremely unusual step of exercising its “march in” rights to force Myriad to license certain patents to others on “reasonable” terms due to the public health and cost considerations.

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

We also face competition from companies that offer products or have conducted research to profile genes, gene expression or protein expression in breast, colon or prostate cancer, including public companies such as GE Healthcare, a business unit of General Electric Company, Hologic, Inc., Myriad Genetics, Inc., NanoString Technologies, Inc., Novartis AG, Qiagen N.V. and Response Genetics, Inc., and many private companies. We also face competition from commercial laboratories with strong distribution networks for diagnostic tests, such as Laboratory Corporation of America Holdings and Quest Diagnostics Incorporated. We may also face competition from Life Technologies Corporation, which has announced its pending acquisition by Thermo Fisher Scientific Inc, and Illumina, Inc., both of which have recently announced their intention to enter the clinical diagnostics market. Other potential competitors include companies that develop diagnostic tests such as Roche Diagnostics, a division of Roche Holding, Ltd, Siemens AG and Veridex LLC, a Johnson & Johnson company, as well as other companies and academic and research institutions. Others may invent and commercialize technology platforms such as next generation sequencing approaches that will compete with our test. Projects related to cancer genomics have received government funding, both in the United States and internationally. As more information regarding cancer genomics becomes available to the public, we anticipate that more products aimed at identifying targeted treatment options will be developed and that these products may compete with ours. In addition, competitors may develop their own versions of our tests in countries where we did not apply for patents, where our patents have not been issued or where our intellectual property rights are not recognized and compete with us in those countries, including encouraging the use of their test by physicians or patients in other countries.

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

Our business strategy incorporates international expansion, including increasing the size of and maintaining direct sales and physician outreach and education capabilities outside of the United States and expanding our relationships with international payors and distributors. Doing business internationally involves a number of risks, including:

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

•             natural disasters, political and economic instability, including wars, terrorism, and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and

•             regulatory and compliance risks that relate to maintaining accurate information and control over the activities of our sales force and distributors that may fall within the purview of the FCPA, its books and records provisions or its anti-bribery provisions.

Any of these factors could significantly harm our future international expansion and operations and, consequently, our revenues and results of operations.

Our dependence on distributors for sales of our Oncotype DX tests outside of the U.S. could limit or prevent us from selling our test in foreign markets and impact our revenue.

As of June 30, 2013, we have entered into exclusive distribution agreements for the sale of our breast, colon and prostate cancer tests with approximately 20 distributors covering more than 80 countries. We may enter into other similar arrangements to distribute our tests in other countries in the future. We intend to continue to grow our business internationally, and to do so we may need to attract additional distributors to expand the territories in which we sell our tests. Distributors may not commit the necessary resources to market and sell our tests to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to enter into arrangements with distributors to market our tests in particular geographic areas, we may not realize long-term international revenue growth. In addition, our revenue from distributors could be negatively impacted as a result of changes in business cycles, business or economic conditions or other factors that could affect their ability to pay us for tests on a timely basis or at all. Regulatory requirements, costs of doing business outside of the United States and the reimbursement process in foreign markets may also impact our revenues from international sales or impact our ability to increase international sales in the future.

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

•             the rate of progress and cost of selling and marketing activities associated with establishing adoption of and reimbursement for our Oncotype DX colon and prostate cancer and DCIS tests;

•             costs related to launching our prostate cancer test and other future product launches;

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

GENOMIC HEALTH, INC.

Date: August 7, 2013	By:	/s/ Kimberly J. Popovits
Kimberly J. Popovits
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2013	By:	/s/ Dean L. Schorno
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