Form 10-Q
period 2013-09-30
GENOMIC HEALTH INC
filed 2013-11-07
CIK 1131324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 30,738,244 as of October 31, 2013.

GENOMIC HEALTH, INC.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

GENOMIC HEALTH, INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$39,781	$18,005
Short-term marketable securities	74,265	81,060
Accounts receivable (net of allowance for doubtful accounts; 2013 - $1,847, 2012 - $1,133)	25,594	22,253
Prepaid expenses and other current assets	9,314	8,891
Total current assets	148,954	130,209
Property and equipment, net	18,242	14,104
Other assets	9,504	9,421
Total assets	$176,700	$153,734

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,545	$4,881
Accrued compensation	11,190	11,210
Accrued license fees	2,319	2,292
Accrued expenses and other current liabilities	10,451	6,340
Deferred revenues	1,134	374
Other current liabilities	292	243
Total current liabilities	28,931	25,340

Other liabilities	2,141	2,068
Commitments and contingencies
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	336,617	313,915
Accumulated other comprehensive income	18	15
Accumulated deficit	(160,900)	(157,512)
Treasury stock, at cost	(30,110)	(30,095)
Total stockholders’ equity	145,628	126,326
Total liabilities and stockholders’ equity	$176,700	$153,734

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Product revenues	$65,732	$58,371	$192,132	$173,459
Contract revenues	258	277	644	1,287
Total revenues	65,990	58,648	192,776	174,746
Operating expenses:
Cost of product revenues	10,781	9,037	31,285	27,377
Research and development	14,726	12,267	42,189	35,775
Selling and marketing	26,013	21,526	81,587	69,657
General and administrative	14,007	12,107	41,052	35,518
Total operating expenses	65,527	54,937	196,113	168,327
Income (loss) from operations	463	3,711	(3,337)	6,419
Interest income	52	77	174	226
Other income (expense), net	89	33	(2)	(112)
Income (loss) before income taxes	604	3,821	(3,165)	6,533
Income tax expense	116	109	223	243
Net income (loss)	$488	$3,712	$(3,388)	$6,290
Basic net income (loss) per share	$0.02	$0.12	$(0.11)	$0.21
Diluted net income (loss) per share	$0.02	$0.11	$(0.11)	$0.20
Shares used in computing basic net income per share	30,661	30,580	30,368	30,233
Shares used in computing diluted net income per share	32,324	32,578	30,368	32,095

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income (loss)	$488	$3,712	$(3,388)	$6,290
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale marketable securities, net of tax	(3)	18	3	46
Comprehensive income (loss)	$485	$3,730	$(3,385)	$6,336

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net income (loss)	$(3,388)	$6,290
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,770	3,974
Employee stock-based compensation	12,845	10,807
Outside director restricted stock awarded in lieu of fees	170	120
Gain on disposal of property and equipment	(5)	(3)
Share of loss of equity method investee	—	98
Changes in assets and liabilities:
Accounts receivable	(3,341)	1,151
Prepaid expenses and other assets	(623)	(1,269)
Accounts payable	(1,396)	(3,633)
Accrued compensation	(20)	62
Accrued expenses and other liabilities	2,977	3,046
Deferred revenues	760	(818)
Net cash provided by operating activities	12,749	19,825
Investing activities
Purchases of property and equipment	(7,443)	(6,170)
Purchases of marketable securities	(71,914)	(61,496)
Maturities of marketable securities	78,712	60,125
Purchase of other investments	—	(1,409)
Net cash used in investing activities	(645)	(8,950)
Financing activities
Net proceeds from issuance of common stock under stock plans	9,687	14,215
Repurchase of common stock	(15)	—
Net cash provided by financing activities	9,672	14,215
Net increase in cash and cash equivalents	21,776	25,090
Cash and cash equivalents at the beginning of the period	18,005	32,869
Cash and cash equivalents at the end of the period	$39,781	$57,959

See accompanying notes.

GENOMIC HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

Principles of Consolidation

The condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. The Company had three wholly-owned subsidiaries at September 30, 2013: Genomic Health International Sarl, which was established in Switzerland in 2009, and Genomic Health International Holdings, LLC, which was established in Delaware in 2010, both of which support the Company’s international sales and marketing efforts; and Oncotype Laboratories, Inc., which was established in 2003, and is inactive. Genomic Health International Holdings, LLC has five wholly-owned subsidiaries: Genomic Health U.K., Ltd. and Genomic Health Germany GmbH, both of which were established in 2011, Genomic Health Canada, which was established in 2012 and Genomic Health France and Genomic Health India, which were established in 2013. The functional currency for the Company’s wholly-owned subsidiaries incorporated outside the United States is the U.S. dollar. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation and Use of Estimates

The accompanying interim period condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated balance sheet as of September 30, 2013, condensed consolidated statements of operations, condensed consolidated statements of comprehensive income (loss) and condensed consolidated statements of cash flows for the three and nine months ended September 30, 2013 and 2012 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2012 has been derived from audited financial statements, but it does not include certain information and notes required by GAAP for complete consolidated financial statements.

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

Revenue Recognition

The Company derives its revenues primarily from product sales and, to a lesser extent, contract research arrangements. The majority of the Company’s historical product revenues have been derived from the sale of the Oncotype DX breast cancer test. The Company generally bills third-party payors upon generation and delivery of a patient report to the physician. As such, the Company takes assignment of benefits and the risk of collection with the third-party payor. The Company usually bills the patient directly for amounts owed after multiple requests for payment have been denied or only partially paid by the insurance carrier. The Company pursues case-by-case reimbursement where policies are not in place or payment history has not been established.

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

From time to time, the Company receives duplicate payments or overpayments made by third-party payors or patients. When a duplicate payment or overpayment is identified, the Company establishes an accrued liability for the overpaid amount until such time as the Company determines whether or not a refund is due. Accrued refunds were $946,000 and $664,000 at September 30, 2013 and December 31, 2012, respectively, and included in accrued expenses and other current liabilities.

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

Allowance for Doubtful Accounts

The Company accrues an allowance for doubtful accounts against its accounts receivable based on estimates consistent with historical payment experience. Bad debt expense is included in general and administrative expense on the Company’s condensed consolidated statements of operations. Accounts receivable are written off against the allowance when the appeals process is exhausted, when an unfavorable coverage decision is received or when there is other substantive evidence that the account will not be paid. The Company’s allowance for doubtful accounts as of September 30, 2013 and December 31, 2012 was $1.8 million and $1.1 million, respectively. Write-offs for doubtful accounts of $1.7 million and $4.1 million were recorded against the allowance during the three and nine months ended September 30, 2013, respectively, and write-offs of $972,000 and $2.6 million were recorded against the allowance during the three and nine months ended September 30, 2012, respectively. Bad debt expense was $1.8 million and $4.8 million for the three and nine months ended September 30, 2013, respectively, and $998,000 and $2.6 million for the three and nine months ended September 30, 2012, respectively.

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

The Company reviews long-lived assets, which include investments in privately held companies, for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. For investments in privately held companies, evidence of impairment might include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. The Company’s assessment as to whether any impairment is other than temporary is based on its ability and intent to hold the investment and whether evidence indicating the carrying value of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If the fair value of the investment is determined to be less than the carrying value and the decline in value is considered to be other than temporary, the asset is written down to its fair value.

In December 2010, the Company invested $500,000 in the preferred stock of a private company representing 21% of the entity’s outstanding voting shares. The Company determined that it was not the primary beneficiary of this VIE and, accordingly, applied the equity method of accounting. In June 2012, the Company invested an additional $400,000 in the preferred stock of this company as part of a new equity financing which included other investors, and reduced the Company’s holdings to approximately 16%. As of June 30, 2012, the Company changed its method of accounting for this investment to the cost method because the Company’s ownership fell below 20% and the Company does not have the ability to exercise significant influence over the investee entity. As of September 30, 2013, the Company considered the investment to be temporarily impaired based on the private company’s low cash balances resulting from the delay of its commercial product launch. The private company is in the process of raising additional capital combined with executing new customer agreements and the Company has the ability and intent to hold the investment and expects the fair value of their investment to ultimately exceed the carrying value. The net carrying value of this investment was $643,000 at September 30, 2013 and at December 31, 2012, and no impairment was recognized through September 30, 2013.

In March 2011, the Company invested $2.3 million in the redeemable preferred stock of a private company representing 21% of the entity’s outstanding voting shares. The Company determined that the investment was a held-to-maturity debt security and that the investee was not subject to consolidation. In August 2012, the Company participated in the first tranche of a second preferred stock financing of this private company and purchased $1.0 million of preferred stock with no redemption privileges. In connection with this financing, the terms of the Company’s initial redeemable preferred stock investment were modified to become preferred stock with no redemption privileges. As a result of this transaction, the Company’s ownership interest was reduced to approximately 19% and the investment held by the Company is considered to be an investment in non-marketable equity securities. In October 2012, the Company participated in the second tranche of the second financing and purchased an additional $3.6 million of preferred stock, resulting in an ownership percentage of approximately 18%. In May 2013, the investee completed an additional round of financing to new investors. As of September 30, 2013, the Company’s ownership percentage was approximately 13%. The investee is not consolidated because the Company owns less than 20% of the investee and the Company does not have the ability to exercise significant influence over the investee. As a result, the Company will continue to use the cost method of accounting for this investment. The carrying value of this investment was $6.9 million at September 30, 2013 and at December 31, 2012, and no impairment was recognized through September 30, 2013.

The aggregate carryng value of the Company’s investments in privately held companies was $7.5 million at September 30, 2013 and at December 31, 2012, and were included in other assets in the accompanying condensed consolidated balance sheets. It is not practicable for the Company to estimate the fair value of its cost method investments in privately held companies since they are non-marketable securities and, therefore, quoted market prices are not available.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Numerator:
Net income (loss)	$488	$3,712	$(3,388)	$6,290

Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic net income (loss) per share	30,661	30,580	30,368	30,233
Effect of dilutive securities:
Options to purchase common stock	1,486	1,844	—	1,758
Restricted stock units	177	154	—	104
Total	1,663	1,998	—	1,862
Weighted-average shares of common stock outstanding used in the calculation of diluted net income (loss) per share	32,324	32,578	30,368	32,095
Basic net income (loss) per share	$0.02	$0.12	$(0.11)	$0.21
Diluted net income (loss) per share	$0.02	$0.11	$(0.11)	$0.20

Options to purchase approximately 829,000 and 834,000 weighted average shares of the Company’s common stock that were outstanding during the three and nine months ended September 30, 2013, respectively, were not included in the computation of diluted net loss per share because their effect was anti-dilutive. Options to purchase approximately 556,000 and 486,000 weighted average shares of the Company’s common stock were outstanding during the three and nine months ended September 30, 2012, respectively, but were not included in the computation of diluted net income per share because their effect was anti-dilutive.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis at September 30, 2013 and December 31, 2012, respectively. The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012 by level within the fair value hierarchy:

	Actively Quoted Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance at September 30, 2013
	(In thousands)
As of September 30, 2013:
Assets
Money market deposits	$9,357	$—	$—	$9,357
U.S. Treasury securities	751	—	—	751
Debt securities of U.S. government-sponsored entities	—	1,107	—	1,107
Commercial paper	—	47,149	—	47,149
Corporate debt securities	—	30,358	—	30,358
Total	$10,108	$78,614	$—	$88,722

	Actively Quoted Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance at December 31, 2012
	(In thousands)
As of December 31, 2012:
Assets
Money market deposits	$7,403	$—	$—	$7,403
U.S. Treasury securities	1,276	—	—	1,276
Debt securities of U.S. government-sponsored entities	—	761	—	761
Commercial paper	—	33,888	—	33,888
Corporate debt securities	—	52,102	—	52,102
Total	$8,679	$86,751	$—	$95,430

The Company’s debt securities of U.S. government-sponsored entities, commercial paper and corporate bonds are classified as Level 2 as they are valued using multi-dimensional relational pricing models that use observable market inputs, including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data. Not all inputs listed are available for use in the evaluation process on any given day for each security evaluation. In addition, market indicators, industry and economic events are monitored and may serve as a trigger to acquire further corroborating market data. There were no transfers between Level 1 and Level 2 categories during the three and nine months ended September 30, 2013 and 2012, respectively.

All of the Company’s marketable securities are classified as available-for-sale. The following tables illustrate the Company’s available-for-sale marketable securities as of the dates indicated:

	September 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Treasury securities	$751	$—	$—	$751
Debt securities of U.S. government-sponsored entities	1,106	1	—	1,107
Commercial paper	42,875	24	—	42,899
Corporate debt securities	29,515	4	(11)	29,508
Total	$74,247	$29	$(11)	$74,265

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Treasury securities	$1,275	$1	$—	$1,276
Debt securities of U.S. government-sponsored entities	761	—	—	761
Commercial paper	28,854	35	—	28,889
Corporate debt securities	50,155	2	(23)	50,134
Total	$81,045	$38	$(23)	$81,060

The Company had no realized gains or losses on available-for-sale marketable securities for the three and nine months ended September 30, 2013 and 2012, respectively.

All of the Company’s available-for-sale marketable securities had contractual maturities of one year or less as of September 30, 2013 and December 31, 2012, respectively.

Note 4. Collaboration and Commercial Technology Licensing Agreements

The Company has entered into a variety of collaboration and specimen transfer agreements relating to its development efforts. The Company recorded collaboration expenses of $1.0 million and $2.1 million for the three and nine months ended September 30, 2013 and $370,000 and $1.4 million for the three and nine months ended September 30, 2012, respectively, relating to services provided in connection with these agreements. In addition to these expenses, some of the agreements contain provisions for royalties from inventions resulting from these collaborations. The Company has specified options and rights relating to joint inventions arising out of the collaborations.

In August 2013, the Company entered into a collaboration agreement to conduct an additional large DCIS clinical study to validate the relationship between the Oncotype DX DCIS score and the likelihood of local recurrence in patients with DCIS. The agreement, which is estimated to be completed in 2017, includes a study fee and milestone payments dependent on the completion of certain key milestones. During the three and nine months ended September 30, 2013, the Company made milestone payments of $392,000 related to this agreement. All future milestone payments are contingent on certain milestone accomplishments, and therefore the timing for future milestone payments cannot be estimated.

The Company is a party to various agreements under which it licenses technology on a non-exclusive basis in the field of human diagnostics. Access to these licenses enables the Company to process its Oncotype DX tests. While certain agreements contain provisions for fixed annual payments, license fees are generally calculated as a percentage of product revenues, with rates that vary by agreement and may be tiered, and payments that may be capped at annual minimum or maximum amounts. The Company recognized costs recorded under these agreements totaling $2.2 million and $6.7 million for the three and nine months ended September 30, 2013 and $2.0 million and $6.0 million for the three and nine months ended September 30, 2012, respectively, which were included in cost of product revenues.

At September 30, 2013, fixed future annual payments, exclusive of royalty payments, relating to the launch and commercialization of the Oncotype DX colon cancer test and the Oncotype DX prostate cancer test totaled $1.1 million and are payable as follows:

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

Contract Research Arrangements

In November 2007, the Company entered into a Collaborative Diagnostic Development Agreement with Pfizer Inc. to provide research and development services for the development of a diagnostic product for renal cell cancer. The Company received an initial payment of $1.5 million and was initially eligible to receive a payment of $2.2 million upon joint agreement on a gene identification plan, $5.0 million in additional payments upon the earlier of Pfizer’s election to initiate the next phase of development or a specified number of months from the date the Company received the sample set and related clinical data necessary to conduct the first phase of development, and a final payment of $1.5 million upon completion of clinical validation. Completion of clinical validation represents a substantive milestone and the Company will recognize the $1.5 million payment upon completion. All other payments were not considered substantive milestones as they are not based solely on the Company’s past performance. Such payments are recognized using a performance- based model and revenue is recognized following delivery of effort as compared to an estimate of total expected effort. The Company did not recognize any revenue related to substantive milestones under this agreement during the three and nine months ended and September 30, 2013 and 2012, respectively.

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

In August 2013, the Company entered into a non-cancelable agreement to lease an additional 18,400 square feet of laboratory and office space near the locations the Company currently occupies. The lease expires in March 2019, with an option for the Company to extend the term of the lease for an additional five years. In addition, there is an additional 5,500 square feet that may become available during the initial term of the lease, which the Company has agreed to lease on the same terms. The agreement includes lease incentive obligations of $276,000 which are being amortized on a straight-line basis over the life of the lease.

In May 2010, the Company’s European subsidiary entered into a non-cancelable lease for approximately 2,500 square feet of office space in Geneva, Switzerland. The lease expires in May 2015.  Additionally, the Company has offices in the United Kingdom and Germany with short-term rental agreements.

Future non-cancelable commitments under these operating leases at September 30, 2013 were as follows:

Annual Payments
(In thousands)
Years Ending December 31,
2013 (remainder of year)	$771
2014	3,603
2015	3,539
2016	3,597
2017	3,706
2018 and thereafter	2,771
Total minimum payments	$17,987

Note 6. Stock-Based Compensation

The Company recognized employee stock-based compensation expense of $4.4 million and $12.8 million for the three and nine months ended September 30, 2013, respectively, and $3.4 million and $10.8 million for the three and nine months ended September 30, 2012, respectively. Employee stock-based compensation expense includes expense related to stock option grants, restricted stock unit (“RSU”) awards to employees, restricted stock issued in lieu of outside director fees and stock purchased under the Company’s Employee Stock Purchase Plan (“ESPP”). Stock-based compensation expense is calculated based on options and RSUs ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock Option Grants

The Company granted options to purchase 83,105 shares and 458,355 shares of common stock to employees during the three and nine months ended September 30, 2013, respectively and 41,500 shares and 608,000 shares of common stock to employees during the three and nine months ended September 30, 2012, respectively. For the three and nine months ended September 30, 2013, the Company issued 123,796 and 631,114 shares of common stock in connection with the exercise of stock options with a weighted-average exercise price of $15.37 and $16.44 per share, respectively. For the three and nine months ended September 30, 2012, the Company issued 303,577 and 835,865 shares of common stock in connection with the exercise of stock options with a weighted-average exercise price of $17.96 and $16.53 per share, respectively.

Restricted Stock Units

During the three and nine months ended September 30, 2013, the Company awarded 110,635 and 379,158 RSUs with a grant-date fair value equal to $3.9 million and $11.6 million, respectively. During the three and nine months ended September 30, 2012, the Company awarded 31,550 and 415,566 RSUs with a grant-date fair value equal to $1.1 million and $12.3 million, respectively. Each RSU entitles the recipient to receive one share of the Company’s common stock upon vesting. RSUs awarded to employees generally vest as to one-third of the total number of shares awarded annually over a three-year period. During the three and nine months ended September 30, 2013, the Company issued 12,328 and 223,791 shares of common stock in connection with the vesting of RSUs with a weighted-average grant date fair value of $31.35 and $26.94 per share, respectively. During the three and nine months ended September 30, 2012, the Company issued 2,819 and 64,909 shares of common stock, respectively, in connection with the vesting of RSUs with a weighted-average grant date fair value of $22.80 and $23.29 per share, respectively.

Restricted Stock in Lieu of Directors’ Fees

Outside members of the Company’s Board of Directors may elect to receive fully-vested restricted stock in lieu of cash compensation for services as a director. During the three and nine months ended September 30, 2013, the Company issued 1,818 and 5,795 shares of restricted stock to outside directors, with a grant date fair value of $60,000 and $170,000, respectively, and a weighted-average grant date fair value of $32.85 and $29.28 per share, respectively. During the three and nine months ended September 30, 2012, the Company issued 1,196 and 4,072 shares of restricted stock to outside directors, with a grant date fair value of $40,000 and $120,000, respectively, and a weighted-average grant date fair value of $33.40 and $29.41 per share, respectively.

Employee Stock Purchase Plan

During the nine months ended September 30, 2013, 86,683 shares were issued under the ESPP. There were no shares issued under the ESPP during the three months ended September 30, 2013. A total of 1,250,000 shares of common stock have been reserved for issuance under the ESPP, of which 1,017,254 shares were available for issuance as of September 30, 2013. As of September 30, 2013, there was $171,000 of unrecognized compensation expense related to the ESPP, which is expected to be recognized over an estimated weighted-average period of two months.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Expected volatility:
Stock options	45%	45%	46%	46%
ESPP	29%	38%	41%	43%
Risk-free interest rate:
Stock options	1.90%	1.43%	1.40%	1.23%
ESPP	0.08%	0.12%	0.11%	0.08%
Expected life in years:
Stock options	6.59	6.68	6.64	6.98
ESPP	0.50	0.50	0.50	0.50
Weighted-average fair value:
Stock options	$15.83	$18.40	$14.11	$14.51
ESPP	$8.04	$8.12	$7.74	$7.59

Note 7. Segment Information

The Company operates in one business segment, which primarily focuses on the development and global commercialization of genomic based clinical laboratory services that analyze the underlying biology of cancer. As of September 30, 2013, the majority of the Company’s product revenues have been derived from sales of one product, the Oncotype DX breast cancer test. All Oncotype DX tests are included in one segment, because they have similar economic and other characteristics, including the nature of the tests and laboratory processes, type of customers, distribution methods and regulatory environment.

The following table summarizes total revenues from customers and collaboration partners by geographic region. Product revenues are attributed to countries based on ship-to location. Contract revenues are attributed to countries based on the location of the collaboration partner.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
United States	$55,890	$50,564	$164,973	$155,798
Outside of the United States	10,100	8,084	27,803	18,948
Total revenues	$65,990	$58,648	$192,776	$174,746

Note 8. Income Taxes

The Company recorded income tax expense of $116,000 and $223,000 for the three and nine months ended September 30, 2013, respectively, which was computed using the “discrete” (or “cut-off”) method and was principally comprised of state income taxes and foreign taxes. The Company recorded income tax expense of $109,000 and $243,000 for the three and nine months ended September 30, 2012, respectively, which was computed using the same method and was principally comprised of California alternative minimum tax, other state income taxes and foreign taxes. The difference between the income tax expense actually recorded and the statutory rate applied to the Company’s income (loss) before income taxes was primarily due to the impact of nondeductible meals and entertainment for the three and nine months ended September 30, 2013 and nondeductible stock-based compensation expenses for the three and nine months ended September 30, 2012.

Based on all available objective evidence, the Company believes that it is more likely than not that its net deferred tax assets will not be fully realized. Accordingly, the Company maintained a valuation allowance against all of its net deferred tax assets as of both

September 30, 2013 and December 31, 2012. The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

The Company had $967,000 and $875,000 of unrecognized tax benefits as of September 30, 2013 and December 31, 2012, respectively. The Company does not anticipate a material change to its unrecognized tax benefits over the next twelve months. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

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

For the three and nine months ended September 30, 2013, we delivered 21,790 and 62,780 Oncotype DX test reports for use in treatment planning, compared to more than 18,030 and 55,690 reports delivered for the three and nine months ended September 30, 2012. All of our tests are conducted at our clinical reference laboratory in Redwood City, California. Our clinical reference laboratory processing capacity is currently approximately 24,000 tests per calendar quarter. As test processing for our Oncotype DX breast, colon and prostate cancer tests is essentially the same, except that the tests use different RNA extraction methods and analyze different genes, we believe that we currently have sufficient capacity to process all of our tests. In connection with the May 2013 launch of our prostate cancer test, we are in the process of expanding our clinical laboratory processing capacity. We expect our initial commercialization efforts of our prostate cancer test will result in increased costs for laboratory testing, including staffing-related costs, incremental sales and marketing staffing to introduce our product to a new group of physicians and patients, costs for clinical utility studies and costs associated with obtaining reimbursement coverage.

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

The majority of our international Oncotype DX breast and colon cancer test revenues come from direct payor reimbursement, payments from our distributors, patient self-pay, and clinical collaborations in various countries. We have obtained some coverage for our breast cancer test outside of the United States, including in Argentina, Canada, Germany, Greece, Ireland, Israel, Saudi Arabia, Spain and the United Kingdom. In September 2013, we announced that the National Institute for Health and Care Excellence (NICE) in the United Kingdom issued its final guidance recommending Oncotype DX as the only multi-gene breast cancer test for use in clinical practice to guide chemotherapy treatment decisions for patients with early-stage, hormone receptor-positive, invasive breast cancer. We expect that it will take several years to establish broad coverage and reimbursement for our Oncotype DX breast, colon and prostate cancer tests with payors in countries outside of the United States and there can be no assurance that our efforts will be successful. In addition, we have initiated efforts to obtain reimbursement coverage for our prostate cancer test we launched in May 2013.

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

In June 2012, based on the positive results of the landmark randomized NSABP C-07 validation study, we began offering the Oncotype DX colon cancer test for use in patients with stage III disease treated with oxaliplatin-containing adjuvant therapy. In September 2012, at the European Society for Medical Oncology Congress, we presented these positive results from the NSABP C-07 study, including prediction of risk of recurrence, disease-free survival and overall survival in stage II and stage III colon cancer patients. In October 2013, the Journal of Clinical Oncology accepted for publication positive results of the third successful validation of the Oncotype DX colon cancer test in patients with stage II disease and the first validation study in patients with stage III disease.  In November 2013, the Current Medical Research & Opinion published positive results from the Partnership for Health Analytic Research clinical utility analysis of the Oncotype DX colon cancer test, demonstrating that use of the assay changes treatment recommendations in 29 percent of stage II colon cancer patients.

In an exploratory component of the NSABP C-07 clinical trial, researchers analyzed 735 genes and identified 16 genes as being predictive of oxaliplatin benefit when added to adjuvant therapy for use in patients with stage III colon cancer.  In September 2013, we delayed our plan to utilize these results and initiate a validation study in 2013. The decision to delay was based on analytical performance during the pre-validation phase that did not meet our standards for a subset of the candidate predictive genes.

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

As of the date of this report, we have not experienced a loss of principal on any of our investments, and we expect that we will continue to be able to access or liquidate these investments as needed to support our business activities. We periodically monitor the financial position of our significant third-party payors, which include Medicare and managed care companies. As of the date of this report, we do not expect the current economic environment to have a material negative impact on our ability to collect payments from third-party payors in the foreseeable future. The economic environment continued to impact growth in tests delivered and revenue generated during the three and nine months ended September 30, 2013. Specifically, the economic impact of the recent implementation of healthcare reform and the sequester resulting from the Budget Control Act of 2011, discussed in detail below, resulted in a negative impact on our product revenues for the three and nine months ended September 30, 2013. We intend to continue to assess the impact of the economic environment on our business activities. If the economic environment does not improve or deteriorates, our business including our patient population, government and third-party payors and our distributors and suppliers could be negatively affected, resulting in a negative impact on our product revenues.

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

The Centers for Medicare and Medicaid Services, CMS, sought public input through the notice and comment period for the proposed Medicare Physician Fee Schedule, on whether all new AMA Molecular Diagnostic codes be placed on either the Medicare Physician Fee Schedule, which would likely require a 20% patient co-payment for such services, or remain on the CLFS. On November 1, 2012, CMS issued a final rule on the Physician Fee Schedule which stated that these new codes would be placed on the CLFS. On August 31, 2012, the Centers for Medicare and Medicaid Services, CMS issued a preliminary determination for the 2013 CLFS which proposed not to recognize Multi-Analyte codes with Algorithmic Analyses, or MAAA, and questioned whether algorithm-based tests are covered benefits for Medicare beneficiaries. However, in its final determination released on November 6, 2012, CMS deleted the statement about not covering algorithmic analysis, and stated that laboratories performing MAAA tests for Medicare beneficiaries should continue to bill for these tests in 2013 as they are currently billed under the CLFS. CMS is again reconsidering its payment policy for MAAAs and in September 2013 announced a preliminary determination not to pay for any MAAA tests in 2014. CMS indicated, however, that it will continue to consider each individual test that comprises an MAAA code on its own merits. In July 2013, CMS issued two proposed rules that could, in the future, impact payments for clinical laboratory tests, like ours, if implemented.  First, CMS announced plans to review payments under the CLFS for all of the approximately 1,250 codes currently paid under the CLFS.  CMS announced that it would conduct this review over a 5 year period starting with the oldest tests currently paid under the CLFS.  Insofar as our tests are paid under unlisted codes at this time, it is unclear whether or not this review, if implemented, would impact payment rates for our tests, but it is possible that it could during the initial 5 year review or during subsequent periodic reviews.  Second, CMS announced plans to package or bundle payments for clinical laboratory tests together with other services performed during hospital outpatient visits under the Hospital Outpatient Prospective Payment System.  In its proposal, CMS indicated that it intends to exempt molecular diagnostic tests from this packaging proposal.  Although our tests are generally not paid in the hospital outpatient setting and even when paid in such setting should be exempted as molecular diagnostic tests, it is possible that this proposal could impact payment for some portion of our tests in the future. Our current Medicare reimbursement determination was set by a local coverage decision and not set nationally by CMS. These or any future changes in covered benefit determination, proposed fees or mandated reductions in payments may apply to some or all of our clinical laboratory tests delivered to Medicare, Medicare Advantage and Medicaid beneficiaries.

Changes in Medicare Administrative Contractor (MAC) Services

On a five year rotational basis, Medicare requests bids for its regional MAC services. In 2008, we were notified of the transition from our initial MAC, to Palmetto GBA as a result of this bidding process. Palmetto GBA has issued coverage and payment determinations on our Oncotype DX tests since that transition. In September 2012, Medicare notified us that the next successor MAC for our region would be Noridian Healthcare Solutions. The full transition took place in September 2013. Operational changes in contractors processing claims have affected providers in the past, in some cases delaying payment for covered services while claims payment systems are brought on line and fully operational. Palmetto and Noridian have stated that they intend to operate a joint program whereby Noridian will process claims for laboratories located in the jurisdiction applicable to our tests. Palmetto GBA under their MolDx Program is expected to continue to establish coverage, coding and reimbursement policies for molecular diagnostics located within the jurisdiction applicable to our tests. A change in the MAC processing Medicare claims for our Oncotype DX tests could impact the coverage or payment rates for our current tests and our ability to obtain Medicare coverage for products for which we do not yet have coverage or any products we may launch in the future or delay payments.

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

As of September 30, 2013, we have exclusive distribution agreements for one or more of our Oncotype DX tests with approximately 20 distributors covering more than 80 countries. The distributor generally provides us with certain marketing and administrative services within its territory. As a condition of these agreements, the distributor generally pays us an agreed upon fee per test and we process the tests. The same revenue recognition criteria described above generally apply to tests received through distributors. To the extent all criteria set forth above are not met when test results are delivered, product revenues are generally recognized when cash is received from the distributor.

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

As of September 30, 2013, amounts outstanding for tests delivered, net of write-downs and adjustments, which were not recognized as revenue upon delivery because our accrual revenue recognition criteria were not met and which had not been collected, totaled approximately $43 million. We cannot provide any assurance as to when, if ever, and to what extent these amounts will be collected.

From time to time, we receive requests for refunds of payments, generally due to overpayments made by third-party payors. Upon becoming aware of a refund request, we establish an accrued liability for tests covered by the refund request until such time as we determine whether or not a refund is due. If we determine that a refund is due, we credit cash and reduce the accrued liability. Accrued refunds were $946,000 and $664,000 at September 30, 2013 and December 31, 2012, respectively.

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

Accounts Receivable

We accrue an allowance for doubtful accounts against our accounts receivable based on estimates consistent with historical payment experience. Our allowance for doubtful accounts is evaluated quarterly and adjusted when trends or significant events indicate that a change in estimate is appropriate. Historically, the amounts of uncollectible accounts receivable that have been written off have been consistent with management’s expectations. We cannot assure you that we will not experience higher than expected write-offs in the future. As of September 30, 2013 and December 31, 2012, our allowance for doubtful accounts was $1.8 million and $1.1 million, respectively. See “Liquidity and Capital Resources” for additional information, including a summary of accounts receivable aging by payor mix.

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

Deferred Tax Assets

We are required to reduce our deferred tax assets by a valuation allowance if it is more likely than not that some or all of our deferred tax assets will not be realized. We must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of our valuation allowance, if any, we assess the likelihood that we will be able to recover our deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses and, based on all available evidence, we believe it is more likely than not that our recorded net deferred tax assets will not be realized. Accordingly, we recorded a valuation allowance against all of our net deferred tax assets at both September 30, 2013 and December 31, 2012. We will continue to maintain a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this valuation allowance.

Results of Operations

Three and Nine Months Ended September 30, 2013 and 2012

We recorded net income of $488,000 and a net loss of $3.4 million for the three and nine months ended September 30, 2013, respectively, compared to net income of $3.7 million and $6.3 million for the three and nine months ended September 30, 2012, respectively. On a basic per share basis, net income per share was $0.02 and net loss per share was $0.11 for the three and nine months ended September 30, 2013, respectively. On a diluted per share basis, net income was $0.02 and net loss was $0.11 for the three and nine months ended September 30, 2013, respectively.On a basic per share basis, net income was $0.12 and $0.21 for the three and nine months ended September 30, 2012. On a diluted per share basis, net income was $0.11 and $0.20 for the three and nine months ended

September 30, 2012. We may incur net losses in future periods due to future spending and fluctuations in our business, and we may not achieve or maintain sustained profitability in the future.

Revenues

We derive our revenues primarily from product sales and, to a lesser extent, from contract research arrangements. We operate in one industry segment. As of September 30, 2013, substantially all of our product revenues have been derived from the sale of our Oncotype DX breast cancer test. Payors are billed upon generation and delivery of a test report to the physician. Product revenues are recorded on a cash basis unless a contract or arrangement to pay is in place with the payor at the time of billing and collectibility is reasonably assured. Contract revenues are derived from studies conducted with biopharmaceutical and pharmaceutical companies and are recorded as contractual obligations are completed.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Product revenues	$65,732	$58,371	$192,132	$173,459
Contract revenues	258	277	644	1,287
Total revenues	$65,990	$58,648	$192,775	$174,746
Period over period dollar increase in product revenues	$7,361		$18,673
Period over period percentage increase in product revenues	13%		11%

The increase in product revenues for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012 resulted, in part, from increased adoption, as evidenced by a 21% and 13% period over period increase in test volume, respectively. Test volume increases exceeded revenue increases primarily due to the tests delivered for our recently launched Oncotype DX prostate cancer test which does not yet have established reimbursement. We also experienced a seasonal decrease in test volume in the quarter ended September 30, 2012 compared to the previous quarter. For the nine months ended September 30, 2013 compared to the same period in 2012, the increase in product revenue was partially offset by payments from Medicare totaling $1.2 million for colon cancer tests performed prior to the establishment of coverage. We also experienced an increase in revenues recorded on an accrual basis. Approximately $46.5 million, or 71%, and $137.6 million, or 72%, of product revenues for the three and nine months ended September 30, 2013, respectively, were recorded on an accrual basis and recognized at the time the test results were delivered, compared to $36.4 million, or 62%, and $113.5 million, or 65%, of product revenues for the three and nine months ended September 30, 2012, respectively. For both periods, the balance of product revenues was recognized upon cash collection as payments were received. The timing of recognition of revenues related to third-party payments may cause fluctuations in product revenues from period to period.

Product revenues related to Medicare patients for the three and nine months ended September 30, 2013 were $13.7 million, or 21%, and $43.2 million, or 22%, of product revenues, respectively, compared to $12.3 million, or 21%, and $39.5 million, or 23%, of product revenues for the three and nine months ended September 30, 2012, respectively. There were no other third-party payors comprising product revenues of 10% or more for those periods. International product revenues increased to $10.1 million, or 15%, and $27.8 million, or 14%, of product revenues for the three and nine months ended September 30, 2013, respectively, from $8.1 million, or 14%, and $18.9 million, or 11%, of product revenues for the three and nine months ended September 30, 2012, respectively.

Contract revenues were $258,000 for the three months ended September 30, 2013, compared to $277,000 for the three months ended September 30, 2012. Contract revenues were $644,000 for the nine months ended September 30, 2013, compared to $1.3 million for nine months ended September 30, 2012. Contract revenues represented studies assessing our gene expression technology or collaborative work in gene selection and protocol design with our pharmaceutical partners. The decrease in contract revenues for the 2013 period compared to the 2012 period was due to a decrease in activities with collaboration partners. We expect that our contract revenues will continue to fluctuate based on the number and timing of studies being conducted.

Cost of Product Revenues

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Tissue sample processing costs	$8,440	$6,929	$24,255	$21,086
Stock-based compensation	115	100	362	309
Total tissue sample processing costs	8,555	7,029	24,617	21,395
License fees	2,226	2,008	6,668	5,982
Total cost of product revenues	$10,781	$9,037	$31,285	$27,377
Period over period dollar increase	$1,744		$3,907
Period over period percentage increase	19%		14%

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

Tissue sample processing costs increased $1.5 million, or 22%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Tissue sample processing costs increased $3.2 million, or 15%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. These increases were primarily due to increases in test volume combined with incremental costs related to test processing associated with the launch of our prostate cancer test and enhancements to our laboratory information management system. The $218,000, or 11%, and $686,000, or 11%, increase in license fees for the three and nine months ended September 30, 2013 primarily resulted from a 13% and 11% period over period increase in product revenue in each of these periods. Also, for the nine months ended September 30, 2013, the increase in license fees includes a $150,000 milestone license fee paid in connection with the launch of our prostate cancer test in May 2013. We expect the cost of product revenues to increase in future periods to the extent we process more tests.

Research and Development Expenses

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Personnel-related expenses	$7,606	$6,240	$21,939	$18,325
Stock-based compensation	1,260	961	3,553	2,821
Reagents and laboratory supplies	980	696	2,610	2,209
Collaboration expenses	1,000	370	2,098	1,388
Allocated information technology, facilities and other costs	2,614	3,037	8,128	7,998
Other expenses	1,266	963	3,861	3,034
Total research and development expenses	$14,726	$12,267	$42,189	$35,775
Period over period dollar increase	$2,459		$6,414
Period over period percentage increase	20%		18%

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

The $2.5 million, or 20%, increase in research and development expenses for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 included a $1.4 million increase in personnel-related expenses, and a

$629,000 increase in collaboration expenses, a $303,000 increase in other expenses, a $299,000 increase in stock-based compensation expense, and other costs and a $284,000 increase in reagents and laboratory supplies expense partially offset by a $424,000 decrease in allocated information technology, facilities. The increase in personnel-related expenses was primarily attributable to increases in salaries and benefits due to increased headcount to support the commercial launch of our test for prostate cancer, as well as projects related to our product pipeline and ongoing work in NGS. The decrease in allocated information technology, facilities and other costs is primarily due to increased project work from our various information technology groups, allocated based on specific departmental projects.

The $6.4 million, or 18%, increase in research and development expenses for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 included a $3.6 million increase in personnel-related expenses, a $827,000 increase in other expenses, a $731,000 increase in stock-based compensation expense, a $710,000 increase in collaboration expenses, a $401,000 increase in reagents and laboratory supplies expense and a $130,000 increase in allocated information technology, facilities and other costs. The increase in personnel-related expenses was primarily attributable to increases in salaries and benefits due to increased headcount to support projects related to our growing pipeline and ongoing work in NGS. The increase in allocated information technology, facilities and other costs is primarily due to increased project work from our various information technology groups, allocated based on specific departmental projects.

We expect our research and development expenses to increase in future periods due to increased investment in our new product pipeline for breast, colon, prostate, renal and other cancers, along with increased investment in NGS.

Selling and Marketing Expenses

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Personnel-related expenses	$13,814	$11,503	$41,346	$36,000
Stock-based compensation	1,033	1,006	3,231	2,987
Promotional and marketing materials	3,616	2,947	13,063	10,598
Travel, meetings and seminars	2,881	2,616	9,922	8,413
Allocated information technology, facilities and other costs	3,989	2,752	11,796	9,414
Other expenses	679	702	2,229	2,245
Total selling and marketing expenses	$26,013	$21,526	$81,587	$69,657
Period over period dollar increase	$4,487		$11,930
Period over period percentage increase	21%		17%

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

The $4.5 million, or 21%, increase in selling and marketing expenses for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was due to a $2.3 million increase in personnel-related expenses, a $1.2 million increase in allocated information technology, facilities and other costs, a $669,000 increase in promotional and marketing materials primarily related to the expansion of our international operations and preparing for and executing our prostate cancer product launch and a $266,000 increase in travel, meetings and seminars expenses primarily related to our international expansion efforts and travel primarily related to our prostate cancer product launch. Of the $2.3 million increase in personnel-related expenses, $1.3 million was attributable to increases in salaries, benefits and related expenses due primarily to increased headcount, including new hires related to the launch of our prostate cancer test in May 2013 and annual salary increases and $808,000 was attributable to higher commissions and bonus payments and an increase of $239,000 attributable to consulting expenses. The increase in allocated information technology, facilities and other costs is primarily due to increased project work from our various information technology groups, allocated based on specific departmental projects.

The $11.9 million, or 17%, increase in selling and marketing expenses for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was due to a $5.3 million increase in personnel-related expenses, a $2.5 million increase in promotional and marketing materials related to the expansion of our international commercial business and our prostate cancer product launch, a $2.4 million increase in allocated information technology, facilities and other costs, a $1.5 million increase in travel, meetings and seminars expenses primarily related to our international expansion efforts and travel primarily related to our prostate cancer product launch, and a $244,000 increase in stock-based compensation expense. Of the $5.3 million increase in personnel-related expenses, $3.8 million was attributable to increases in salaries, benefits and related expenses due primarily to increased headcount, including new hires related to the launch of our prostate cancer test and annual salary increases, $1.3 million was attributable to higher commissions and bonus payments and $192,000 was attributable to increased consulting expenses. The increase in allocated information technology, facilities and other costs is primarily due to increased project work from our various information technology groups, allocated based on specific departmental projects.

We expect selling and marketing expenses will continue to increase in future periods due to our efforts to establish adoption of and reimbursement for our new products, continued investment in our global commercial infrastructure and increases in our sales force.

General and Administrative Expenses

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Personnel-related expenses	$9,155	$8,825	$28,258	$25,322
Stock-based compensation	1,954	1,334	5,705	4,691
Occupancy and equipment expenses	4,872	3,700	13,249	11,921
Billing and collection fees	2,247	2,353	6,761	6,514
Bad debt expense	1,843	998	4,764	2,571
Professional fees and other expenses	1,977	1,867	6,080	5,698
Information technology, facilities and other cost allocations	(8,041)	(6,970)	(23,765)	(21,199)
Total general and administrative expenses	$14,007	$12,107	$41,052	$35,518
Period over period dollar increase	$1,900		$5,535
Period over period percentage increase	16%		16%

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

The $1.9 million, or 16%, increase in general and administrative expenses for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 included a $1.2 million increase in occupancy and equipment expenses, a $845,000 increase in bad debt expense, a $619,000 increase in stock-based compensation expense, a $329,000 increase in personnel-related expenses, a $110,000 increase in professional fees and other expenses, partially offset by a $1.1 million increase in information technology, facilities and other costs allocated to other functional areas and a $106,000 decrease in billing and collection fees. Of the $329,000 increase in personnel-related expenses, $244,000 was attributable to annual increases in salaries and benefits expenses, primarily resulting from increased headcount and $215,000 was attributable to higher bonus payments partially offset by $129,000 attributable to a reduction in consulting expenses.

The $5.5 million, or 16%, increase in general and administrative expenses for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 included a $2.9 million increase in personnel-related expenses, a $2.2 million increase in bad debt expense, a $1.3 million increase in occupancy and equipment expenses, a $1.0 million increase in stock-based compensation expense, a $381,000 increase in professional fees and other expenses and a $247,000 increase in billing and collection fees, partially offset by a $2.6 million increase in information technology, facilities and other costs allocated to other functional areas. Of the $2.9 million increase in personnel-related expenses, $2.2 million was attributable to annual increases in salaries and benefits expenses, $610,000 was attributable to higher bonus payments and $146,000 was attributable to higher consulting expenses.

We expect general and administrative expenses to increase in future periods as we hire additional staff and incur other expenses to support the growth of our business, and to the extent we spend more on billing and collections fees and bad debt expense.

Interest and Other Income

Interest and other income was $52,000 and $174,000 for the three and nine months ended September 30, 2013 compared to $77,000 and $226,000 for the three and nine months ended September 30, 2012. The decrease was primarily due to lower average balances in our investments in marketable securities during the three and nine months ended September 30, 2013. We expect our interest income will remain nominal if the current low interest rate environment continues.

Other Income (Expense), Net

Other income (expense), net was $89,000 and $(2,000) for the three and nine months ended September 30, 2013, respectively, compared to $33,000 and $(112,000) for the three and nine months ended September 30, 2012, respectively. The decrease in net expense for the nine months ended September 30, 2013 was due primarily to a $98,000 loss on an investment in a private company accounted for using the equity method during the six months ended June 30, 2012. There were no losses on investments in private companies during the three or nine months ended September 30, 2013 or the three months ended September 30, 2012. We expect other income (expense), net to continue to fluctuate based on fluctuations in exchange rates that impact our foreign exchange transaction gains and losses and both the level and performance of investments accounted for under the equity method.

Income Tax Expense

Income tax expense was $116,000 and $223,000 for the three and nine months ended September 30, 2013, respectively, compared to $109,000 and $243,000 for the three and nine months ended September 30, 2012. Income tax expense for both periods was principally comprised of state income taxes and foreign taxes and was computed using the discrete, or “cut-off”, method.

Based on all available objective evidence, we believe it is more likely than not that our recorded net deferred tax assets will not be realized. Accordingly, we recorded a full valuation allowance on our net deferred tax assets for the three and nine months ended September 30, 2013 and 2012, respectively. We will continue to maintain a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.

Liquidity and Capital Resources

As of September 30, 2013, we had an accumulated deficit of $160.9 million. We may incur net losses in the future, and we cannot provide assurance as to when, if ever, we will achieve sustained profitability. We expect that our research and development, selling and marketing and general and administrative expenses will increase in future periods and, as a result, we will need to continue to generate significant product revenues to achieve sustained profitability.

	2013	2012
	(In thousands)
As of September 30:
Cash, cash equivalents and marketable securities	$114,046	$126,981
Working capital	120,023	130,641
For the nine months ended September 30:
Cash provided by (used in):
Operating activities	12,749	19,705
Investing activities	(645)	(8,950)
Financing activities	9,672	14,335
Capital expenditures (included in investing activities above)	(7,443)	(6,170)

Sources of Liquidity

At September 30, 2013, we had cash, cash equivalents and short-term marketable securities of $114.0 million compared to $127.0 million at September 30, 2012. The $13.0 million decrease was attributable to a $30.0 million accelerated share repurchase program in late 2012 and investments in the growth of our business, including research and development, U.S. and international expansion, activities related to reimbursement coverage of our various cancer tests and investments in privately held companies offset by increased cash collections from increased sales of our tests, payments from collaborators and cash received from the exercise of employee stock options. In accordance with our investment policy, available cash is invested in short-term, low-risk, investment-grade debt instruments. Our cash and short-term investments are held in a variety of interest-bearing instruments including money market accounts, U.S. Treasury securities, debt obligations of U.S. government-sponsored entities, and high-grade commercial paper and corporate bonds.

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

Accounts Receivable

At September 30, 2013 and December 31, 2012, $25.6 million, or 14%, and $22.3 million, or 14%, respectively, of our total assets consisted of accounts receivable. The $3.3 million increase in accounts receivable from December 31, 2012 to September 30, 2013 was attributable to a 13% increase in the volume of accrual tests delivered as well as an increase in the number of payors on accrual. Days sales outstanding, or DSOs, is a measure of the average number of days it takes for us to collect our accounts receivable, calculated from the date that tests are billed. At September 30, 2013 and December 31, 2012, our weighted average DSOs were 67 days and 63 days, respectively. The increase in DSOs is primarily a result of the overall increase in accounts receivable, the increase in the number of accrual payors and the variation in the typical payment cycle of these payors. The timing of our billing and cash collections also causes fluctuations in our monthly DSOs and accounts receivable.

The following tables summarize accounts receivable by payor mix at September 30, 2013 and December 31, 2012:

	September 30, 2013
	Total	% of Total	Current	31-60 Days	61-90 Days	91-120 Days	121 to 180 Days	Over 180 Days
	(In thousands)
Managed care and other	$21,986	80%	$8,880	$4,419	$2,193	$1,403	$1,910	$3,181
Medicare	5,455	20	4,639	147	100	65	78	426
Total	27,441	100%	$13,519	$4,566	$2,293	$1,468	$1,988	$3,607
Allowance for doubtful accounts	(1,847)
Net accounts receivable	$25,594

	December 31, 2012
	Total	% of Total	Current	31-60 Days	61-90 Days	91-120 Days	121 to 180 Days	Over 180 Days
	(In thousands)
Managed care and other	$18,373	79%	$8,033	$3,760	$2,183	$1,299	$1,255	$1,843
Medicare	5,013	21	3,903	416	51	44	61	538
Total	23,386	100%	$11,936	$4,176	$2,234	$1,343	$1,316	$2,381
Allowance for doubtful accounts	(1,133)
Net accounts receivable	$22,253

Cash Flows

Net cash provided by operating activities was $12.7 million for the nine months ended September 30, 2013, compared to $19.7 million for the nine months ended September 30, 2012. Net cash provided by operating activities includes net income (loss) adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the nine months ended September 30, 2013 reflected net loss of $3.4 million, adjusted for $17.6 million of stock-based compensation and depreciation and amortization expense, a $3.0 million increase in accrued expenses and other liabilities, a $760,000 increase in deferred revenues and $170,000 of expense for restricted stock issued to outside directors in lieu of fees offset by a $3.3 million increase in accounts receivable, a $1.4 million decrease in accounts payable and a $623,000 increase in prepaid expenses and other assets. Net cash provided by operating activities for the nine months ended September 30, 2012 reflected net income of $6.3 million, adjusted for $14.8 million of stock-based compensation and depreciation and amortization expense, a $3.0 million increase in accrued expenses and other liabilities and a $1.2 million decrease in accounts receivable, partially offset by a $3.6 million decrease in accounts payable, a $1.3 million increase in prepaid expenses and other assets and a $818,000 decrease in deferred revenues.

Net cash used in investing activities was $645,000 for the nine months ended September 30, 2013, compared to $9.0 million for the nine months ended September 30, 2012. Our investing activities have consisted predominately of purchases and maturities of marketable securities and capital expenditures. Net cash used in investing activities for the nine months ended September 30, 2013 included $7.4 million in capital expenditures partially offset by $6.8 million in net maturities of marketable securities. Net cash used in investing activities for the nine months ended September 30, 2012 included $6.2 million in capital expenditures, $1.4 million in net maturities of marketable securities and $1.4 million of investments in privately held companies.

Net cash provided by financing activities was $9.7 million for the nine months ended September 30, 2013, compared to $14.3 million for the nine months ended September 30, 2012. Our financing activities have historically included sales of our equity securities. Net cash provided by financing activities for the nine months ended September 30, 2013 included $12.4 million in proceeds from the issuance of our common stock upon the exercise of employee stock options and stock purchased pursuant to our ESPP, partially offset by cash paid for tax withholdings in the amount of $2.7 million related to net share settlements of restricted stock units and awards. Net cash provided by financing activities for the nine months ended September 30, 2012 included $15.5 million in proceeds from the issuance of our common stock upon the exercise of employee stock options, partially offset by cash paid for tax withholdings in the amount of $1.2 million related to net share settlements of restricted stock units and awards.

Contractual Obligations

The following table summarizes our significant contractual obligations as of September 30, 2013 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Non-cancelable operating lease obligations	$17,987	$3,493	$7,113	$6,462	$919

Our non-cancelable operating lease obligations are for laboratory and office space. We lease various facilities in Redwood City, California, totaling 144,900 square feet. The lease terms expire between March 2018 and March 2019, each with an option for us to extend the terms of the lease for an additional five years. Included in our operating lease obligations is a non-cancelable agreement we entered into in August 2013 for an additional 18,400 square feet of laboratory and office space near our current locations, which commences in January 2014. We also have lease obligations for our international operations, including 2,500 square feet of space in Geneva, Switzerland and short-term office rental arrangements in London, England and Munich, Germany. The Geneva lease expires in May 2015.

We are required to make a series of fixed annual payments under a collaboration agreement beginning with the January 2010 launch of our Oncotype DX colon cancer test. We made payments under this agreement of $450,000, $300,000 and $200,000 in 2013, 2012 and 2011, respectively. We are also required to make a series of fixed annual payments under a collaboration agreement beginning with the May 2013 commercial launch of our Oncotype DX prostate cancer test. We made a payment under this agreement of $150,000 in 2013. As of September 30, 2013, future annual payments under these agreements totaled $1.1 million, of which $550,000 is due in each of 2014 and 2015. However, because these agreements may be terminated by either party upon 30 days’ prior written notice, these payments are not included in the table above.

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

Operating Capital and Capital Expenditure Requirements

We achieved positive operating cash flow for the nine months ended September 30, 2013 and the year ended December 31, 2012. We currently anticipate that our cash, cash equivalents and short-term marketable securities, together with payments for our Oncotype DX tests, will be sufficient to fund our operations and facilities expansion plans for at least the next 12 months, including the expansion of our research and development programs, our NGS development efforts, our efforts to expand of adoption of and reimbursement for our Oncotype DX colon cancer and DCIS tests, the launch of our Oncotype DX prostate cancer test and our international expansion efforts. We expect to spend approximately $15 million over the next 12 months for planned laboratory equipment, information technology expansion and facilities expansion. We may also use cash to acquire or invest in complementary businesses, technologies, services or products. We expect that our cash, cash equivalents and short-term marketable securities will also be used to fund working capital and for other general corporate purposes, such as licensing technology rights, distribution arrangements for our tests both within and outside of the United States or expanding our direct sales capabilities outside of the U.S.

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

Off-Balance Sheet Arrangements

As of September 30, 2013, we had no material off-balance sheet arrangements.

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

Our cash, cash equivalents and marketable securities, totaling $114.0 million at September 30, 2013, did not include any auction preferred stock, auction rate securities or mortgage-backed investments. We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. The securities in our investment portfolio are classified as available for sale and are, due to their short-term nature, subject to minimal interest rate risk. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels at September 30, 2013, the impact on the fair value of these securities or our cash flows or income would not be material.

Foreign Currency Exchange Risk

Substantially all of our revenues are recognized in U.S. dollars. Certain expenses related to our international activities are payable in foreign currencies. As a result, factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets will affect our financial results. We recognized net foreign exchange transaction gains of $85,000 and losses of $7,000 for the three and nine months ended September 30, 2013, respectively, compared to net foreign exchange transaction gains of $30,000 and losses of $17,000 for the three and nine months ended September 30, 2012, respectively. The functional currency of our wholly-owned subsidiaries is the U.S. dollar, so we are not currently subject to gains and losses from foreign currency translation of the subsidiary financial statements. We currently do not hedge foreign currency exchange rate exposure. Although the impact of currency fluctuations on our financial results has been immaterial in the past, there can be no guarantee that the impact of currency fluctuations related to our international activities will not be material in the future.

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

We have historically incurred net losses. From our inception in August 2000 through September 30, 2013, we had an accumulated deficit of $160.9 million. We expect to continue to invest in our product pipeline, including our current Oncotype DX tests and future products, and in our global commercial infrastructure, our laboratory operations and next generation sequencing development. For the three and nine months ended September 30, 2013, our research and development expenses were $14.7 million and $42.2 million, respectively, and our selling and marketing expenses were $26.0 million and $81.6 million, respectively. We expect our expense levels to continue to increase for the foreseeable future as we seek to expand the clinical utility and reimbursement of our Oncotype DX breast cancer test, drive adoption of and reimbursement for our Oncotype DX colon and prostate cancer tests and develop new tests. As a result, we will need to generate significant revenues in order to achieve sustained profitability. Our failure to achieve sustained profitability in the future could cause the market price of our common stock to decline.

Continued weak general economic or business conditions could have a negative impact on our business.

Continuing concerns over prolonged high unemployment levels, the availability and cost of credit, the U.S. real estate market, Federal budget deficits and related negotiations, proposed regulatory changes and taxation issues, inflation, deflation, energy costs and geopolitical issues have contributed to increased volatility and uncertain expectations for both the U.S. and global economies. These factors, combined with uncertainties in business and consumer confidence, volatile stock market, the European sovereign debt crisis and continued concerns regarding the stability of the Euro currency and some European Union member countries, and slowing economic growth in China, have precipitated an economic slowdown and expectations of slower global economic growth and possibly another recession going forward. These economic conditions continued to impact growth in tests delivered and revenues generated during the three and nine months ended September 30, 2013. If the economic environment does not improve or deteriorates, our business, including our patient population, our suppliers and our third party payors, could be negatively affected, resulting in a negative impact on our product revenues.

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

State legislation on reimbursement applies to Medicaid reimbursement and Managed Medicaid reimbursement rates within that state. Some states have passed or proposed legislation that would revise reimbursement methodology for clinical laboratory payment rates under those Medicaid programs. In October 2011, CMS approved California’s plan to reduce certain Medi-Cal payments by 10% retroactive to June 1, 2011. According to the California Department of Health Care Services, the cut would apply to various healthcare providers and outpatient services including laboratory services. In December 2012, a three-judge panel of the 9th Circuit Court of Appeals overturned a district court ruling to stop the retroactive 10% cut. Healthcare providers asked the full 9th Circuit court to review the case. In May, the full 9th Circuit Court upheld the cut. As a result of the ruling, the retroactive reduction now must be implemented unless plaintiffs appeal the case to the U.S. Supreme Court and the high court blocks the cut while the case is heard and decided. If implemented as proposed, the retroactive price cut would result in a continued reduction of our product revenues.

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

In June 2011, the FDA issued draft guidance regarding “Commercially Distributed In Vitro Diagnostic Products Labeled for Research Use Only or Investigational Use Only.” In addition, during 2011 the FDA also issued other draft guidance documents which may impact our tests or our future tests, including draft guidance regarding Mobile Medical Applications which is directed at patient management tools. The Mobile Medical Application guidance document was finalized in September 2013, but it does not address laboratory-developed tests like ours, leaving our tests under enforcement discretion by the FDA. In October 2012, the FDA published a list of planned guidance documents that the agency stated it plans to focus on in its fiscal year 2013, including the finalization of previously issued draft guidance which could include guidance documents addressing FDA regulation of laboratory tests such as ours. To date, the FDA has not issued any of these planned guidance documents. We cannot predict the ultimate timing or form of any such guidance or regulation and the potential impact on our existing tests, our tests in development or the materials used to perform our tests. While we qualify all materials used in our tests according to CLIA regulations, we cannot be certain that the FDA might not enact rules or guidance documents which could impact our ability to purchase materials necessary for the performance of our tests. Should any of the reagents obtained by us from suppliers and used in conducting our tests be affected by future regulatory actions, our business could be adversely affected by those actions, including increasing the cost of testing or delaying, limiting or prohibiting the purchase of reagents necessary to perform testing.

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

Even if we are being reimbursed for our tests, Medicare, Medicaid and private and other payors may withdraw their coverage policies, cancel their contracts with us at any time, review and adjust the rate of reimbursement, require co-payments from patients or stop paying for our tests, which would reduce our revenues. In addition, insurers, including managed care organizations as well as government payors such as Medicare and Medicaid, have increased their efforts to control the cost, utilization and delivery of healthcare services. These measures have resulted in reduced payment rates and decreased utilization for the clinical laboratory industry. Noridian, Palmetto GBA and other Medicare contractors review coverage and reimbursement rates annually. Furthermore, Congress has considered and implemented changes to the Medicare fee schedules in conjunction with budgetary legislation, and pricing and payment terms, including the possible requirement of a patient co-payment for Medicare beneficiaries for tests covered by Medicare, are subject to change at any time. Reductions in the reimbursement rate of payors may occur in the future. Reductions in the prices at which our tests are reimbursed could have a negative impact on our revenues.

There is no specific Current Procedural Terminology, or CPT, procedure code or group of codes to report the Oncotype DX breast, colon or prostate cancer tests. The tests are reported under a non-specific, unlisted procedure code, which is subject to manual review of each claim. With regard to Medicare’s current reimbursement of our Oncotype DX breast cancer test, we were informed that, under the local coverage determination, claims are to be paid consistent with the average allowed reimbursement rate for claims that were billed and processed to completion as of September 30, 2005. This reimbursement rate remains in effect as of the date of this report, but is subject to review and adjustment. A Healthcare Common Procedure Coding System, or HCPCS, code has been issued effective January 1, 2006 for the Oncotype DX breast cancer test that some private third-party payors may accept on claims for the test. However, Medicare will not accept this HCPCS code. The American Medical Association, which has the copyright on the CPT coding system, established a work group to develop a new coding framework for non-infectious disease molecular pathology testing and recommend new codes to the panel, which determines new and revised codes and descriptors. Whether or not we obtain a specific CPT code for our tests, there can be no assurance that an adequate payment rate will continue to be assigned to the tests, which could have a negative impact on our revenues.

Additionally, on a five year rotational basis, Medicare requests bids for its regional MAC services. In 2008, we were notified of the transition from our initial MAC to Palmetto GBA as a result of this bidding process. Palmetto GBA has issued coverage and payment determinations on our Oncotype DX tests since that transition. In September 2012, Medicare notified us that the next successor MAC for our region will be Noridian Healthcare Solutions. The claims processing function transitioned to Noridian in September 2013. A change in the MAC processing the Medicare claims for our Oncotype DX tests could impact reimbursement timing and our ability to obtain Medicare coverage for products for which we do not yet have coverage or any products we may launch in the future or delay payments, including but not limited to payments for our Oncotype DX prostate cancer test.

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

Reimbursement on behalf of patients covered by Medicare accounted for 21% and 22% of our product revenues for the three and nine months ended September 30, 2013, and 23% and 21% of our product revenues for the three and nine months ended September 30, 2012, respectively. Accounts receivable on behalf of patients covered by Medicare represented 20% and 21% of our net accounts receivable at September 30, 2013 and December 31, 2012, respectively. While there were no other third-party payors representing 10% or more of our product revenues for these periods, there have been in the past, and may be in the future, other payors accounting for 10% or more of our product revenues. Because the majority of stage II and stage III colon cancer patients and prostate cancer patients in the United States are age 65 and over, and thus insured by Medicare, we may become more dependent on Medicare reimbursement in the future. It is possible that Medicare or other third-party payors that provide reimbursement for our tests may suspend, revoke or discontinue coverage at any time, may require co-payments from patients, or may reduce the reimbursement rates payable to us. Any such action could have a negative impact on our revenues.

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

Although we are required to hold a certificate of accreditation or compliance under CLIA that allows us to perform high complexity testing, we are not required to hold a certificate of accreditation through CAP. We could alternatively maintain a certificate of accreditation from another accrediting organization or a certificate of compliance through inspection by surveyors acting on behalf of the CLIA program. If our accreditation under CAP were to terminate, either voluntarily or involuntarily, we would need to convert our certification under CLIA to a certificate of compliance (or to a certificate of accreditation with another accreditation organization) in order to maintain our ability to perform clinical testing and to continue commercial operations. Whether we would be able to successfully maintain operations through either of these alternatives would depend upon the facts and circumstances surrounding termination of our CAP accreditation, such as whether any deficiencies were identified by CAP as the basis for termination and, if so, whether these were addressed to the satisfaction of the surveyors for the CLIA program (or another accrediting organization).

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

Few research and development projects result in commercial products, and success in early clinical trials often is not replicated in later studies. At any point, we may abandon development of a product candidate or we may be required to expend considerable resources repeating clinical trials, which would adversely impact the timing for generating potential revenues from those product candidates. In addition, as we develop products, we will have to make significant investments in product development, marketing and selling resources. If a clinical validation study fails to demonstrate the prospectively defined endpoints of the study, we might choose to abandon the development of the product or product feature that was the subject of the clinical trial, which could harm our business. For example, in September 2013 we delayed our plan to initiate a validation study in 2013 utilizing results from our NSABP C-07 clinical trial. The decision to delay was based on analytical performance, during the pre-validation phase, that did not meet our standards for a subset of the candidate predictive genes. In addition, competitors may develop and commercialize competing products faster than we are able to do so.

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

We have changed the list price of our tests in the past and we expect to change prices for our tests in the future. Any increase or decrease in pricing could impact reimbursement of and demand for our tests. Many of our present and potential competitors have widespread brand recognition and substantially greater financial and technical resources and development, production and marketing capabilities than we do. Others may develop lower-priced tests that could be viewed by physicians and payors as functionally equivalent to our tests, or offer tests at prices designed to promote market penetration, which could force us to lower the list prices of our tests and impact our operating margins and our ability to achieve sustained profitability. Some competitors have developed tests cleared for marketing by the FDA. There may be a marketing differentiation or perception that an FDA-cleared test is more desirable than Oncotype DX tests, and that may discourage adoption of and reimbursement for our tests. If we are unable to compete successfully against current or future competitors, we may be unable to increase market acceptance for and sales of our tests, which could prevent us from increasing or sustaining our revenues or achieving sustained profitability and could cause the market price of our common stock to decline.

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

As our business grows, we are required to comply with increasingly complex taxation rules and practices. We are subject to tax in multiple U.S. tax jurisdictions and in foreign tax jurisdictions as we expand internationally. The development of our tax strategies requires additional expertise and may impact how we conduct our business. Our future effective tax rates could be unfavorably affected by changes in, or interpretations of, tax rules and regulations in the jurisdictions in which we do business, by lapses of the availability of the U.S. research and development tax credit or by changes in the valuation of our deferred tax assets and liabilities. Furthermore, we provide for certain tax liabilities that involve significant judgment. We are subject to the examination of our tax returns by federal, state and foreign tax authorities, which could focus on our intercompany transfer pricing methodology as well as other matters. The Internal Revenue Service was auditing our 2010 federal tax return at September 30, 2013. If our tax strategies are ineffective or we are not in compliance with domestic and international tax laws, our financial position, operating results and cash flows could be adversely affected.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Lease dated August 30, 2013 between the Company and Metropolitan Life Insurance Company.
10.2#	Amendment to Genomic Health, Inc. 2005 Stock Incentive Plan.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1##	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
32.2##	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

#Indicates management contract or compensatory plan or arrangement.

##In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENOMIC HEALTH, INC.

Date: November 7, 2013	By:	/s/ Kimberly J. Popovits
Kimberly J. Popovits
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2013	By:	/s/ Dean L. Schorno
Dean L. Schorno
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

GENOMIC HEALTH, INC.

EXHIBIT INDEX

Exhibit Number	Description

10.1	Lease dated August 30, 2013 between the Company and Metropolitan Life Insurance Company.
10.2#	Amendment to Genomic Health, Inc. 2005 Stock Incentive Plan.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1##	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
32.2##	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

#Indicates management contract or compensatory plan or arrangement.

##In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act.