Form 10-K
period 2013-12-31
GENOMIC HEALTH INC
filed 2014-03-11
CIK 1131324

Use these links to rapidly review the document

ITEM 8. Financial Statements and Supplementary Data.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2013
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of June 30, 2013, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was approximately $546.7 million, based on the closing price of the common stock as reported on the NASDAQ Global Market for that date.

         There were 31,183,620 shares of the registrant's Common Stock outstanding on February 28, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

         Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant's 2014 Annual Meeting of Stockholders to be held on June 5, 2014.

PART I

ITEM 1.    Business.

        This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "expects," "anticipates," "intends," "estimates," "plans," "believes," and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our expectation that, for the foreseeable future, a significant amount of our revenues will be derived from Oncotype DX for invasive breast cancer; the factors that may impact our financial results; our ability to achieve sustained profitability; our business strategy and our ability to achieve our strategic goals; our expectations regarding product revenues and the sources of those revenues; the amount of future revenues that we may derive from Medicare patients or categories of patients; our belief that we may become more dependent on Medicare reimbursement in the future; our plans to pursue reimbursement on a case-by-case basis; our ability, and expectations as to the amount of time it will take, to achieve reimbursement from third-party payors and government insurance programs for new indications of tests, new tests or in new markets; the potential impact of changes in reimbursement levels for our tests; our expectations regarding our international expansion and opportunities; our expectations for reimbursement in international markets; our intent to enter into additional foreign distribution arrangements; our beliefs with respect to the benefits and attributes of our tests or tests we may seek to develop in the future; the factors we believe drive demand for our tests and our ability to sustain or increase such demand; our success in increasing patient and physician demand as a result of our direct sales approach and our sales forces' capacity to sell our tests; our plans with respect to increasing our sales force; plans for, and the timeframe for the development or commercial launch of, future tests or enhancements to address different patient populations of breast, colon or prostate cancer, other types of cancer or specific cancer treatments; the factors that we believe will drive reimbursement and the establishment of coverage policies; the capacity of our clinical reference laboratory to process tests and our expectations regarding capacity; our expectations regarding expansion of our clinical reference laboratory; our dependence on collaborative relationships to develop tests and the success of those relationships; whether any tests will result from our collaborations or license agreements; the applicability of clinical results to actual outcomes; our estimates and assumptions with respect to disease incidence and potential market opportunities; the occurrence, timing, outcome or success of clinical trials or studies; our plans with respect to additional studies; our expectations regarding timing of the announcement or publication of research results; the benefits of our technology platform; the economic benefits of our tests to the healthcare system; the ability of our tests to impact treatment decisions; our beliefs regarding our competitive position; our expectations regarding new and future technologies, including next generation sequencing and non-invasive test technology, and their potential benefits; our belief that multi-gene analysis provides better analytical information; our beliefs regarding the benefits of genomic analysis in various patient populations; our expectations regarding clinical development processes future tests may follow; our beliefs regarding the benefits of individual gene reporting; our expectation that our research and development, general and administrative and sales and marketing expenses will increase and our anticipated uses of those funds; our expectations regarding capital expenditures; our ability to comply with the requirements of being a public company; our expectations regarding future levels of bad debt expense and billing and collections fees; our ability to attract and retain experienced personnel; the adequacy of our product liability insurance; our anticipated cash needs and our estimates regarding our capital requirements; our need for additional financing; our expected future sources of cash; our expectations regarding incurrence of debt; our compliance with federal, state and foreign regulatory requirements; the potential impact resulting from the regulation of our tests by the U.S. Food and Drug Administration, or FDA, and other similar non-U.S. regulators; our belief that our tests are properly regulated under the Clinical Laboratory Improvement Amendments of 1988, or CLIA; the impact of new or changing policies, regulation or legislation, or of judicial decisions, on our business and reimbursement for our tests; the impact of seasonal fluctuations and economic conditions on our business; our belief that we have taken reasonable steps to protect our intellectual property; the impact of changing interest rates; our beliefs regarding our unrecognized tax benefits or our valuation allowance; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; the impact of the economy on our business, patients and payors; and anticipated trends and challenges in our business and the markets in which we operate.

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

Company Overview

        Genomic Health is a global healthcare company that provides actionable genomic information to personalize cancer treatment decisions. We offer our Oncotype DX tests as a clinical laboratory service, where we analyze the expression levels of genes in tumor tissue samples and provide physicians with a quantitative gene expression profile expressed as a single quantitative score, which we call a Recurrence Score for invasive breast cancer and colon cancer, a DCIS Score for ductal carcinoma in situ, or DCIS and a Genomic Prostate Score, or GPS, for prostate cancer. Our Oncotype DX platform utilizes quantitative genomic analysis known as reverse transcription polymerase chain reaction, or RT-PCR, in standard tumor pathology specimens to provide tumor-specific information, or the "oncotype" of a tumor. Our Oncotype DX breast cancer test analyzes the expression levels of 21 genes and our Oncotype DX colon cancer test analyzes the expression levels of 12 genes. Our Oncotype DX prostate cancer test measures the level of expression of 17 genes across four biological pathways to predict prostate cancer aggressiveness in men with low risk disease.

        The Oncotype DX breast, colon and prostate cancer tests are commercially available at list prices of $4,380, $4,030 and $3,820, respectively. All of our testing services are made available through our clinical reference laboratory located in Redwood City, California, which is accredited under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and by the College of American Pathologists, or CAP.

        As of December 31, 2013, more than 19,000 physicians in over 70 countries had ordered approximately 420,000 Oncotype DX tests. We have a direct commercial presence with employees and consultants in the United States and certain other countries, and our Oncotype DX breast and colon cancer tests are also available outside of the United States through a network of distributors.

        In January 2004, we launched our first test for early stage invasive breast cancer patients. The Oncotype DX breast cancer test has extensive clinical evidence validating its ability to predict the likelihood of breast cancer recurrence and the likelihood of chemotherapy benefit. Results from a large validation study in node negative, or N-, patients were published in The New England Journal of Medicine and in the Journal of Clinical Oncology. Oncotype DX is the only test incorporated in published American Society of Clinical Oncologists, or ASCO, and National Comprehensive Cancer Network, or NCCN, breast cancer treatment guidelines for patients with N- breast cancer that is estrogen receptor positive, or ER+, and/or progesterone receptor positive, or PR+. The test is also recognized in international guidelines issued by the St. Gallen International Breast Cancer Expert Panel and European Society for Medical Oncology, or ESMO. In addition, the National Institute for Health and Care Excellence (NICE) in the United Kingdom recommends Oncotype DX as the only multi-gene breast cancer test for use in clinical practice to guide chemotherapy treatment decisions for patients with early-stage, hormone receptor-positive, invasive breast cancer.

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

        As of February 2014, Oncotype DX has been extensively evaluated in invasive breast cancer in 15 clinical studies involving more than 5,000 breast cancer patients worldwide.

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

        In May 2013, our Oncotype DX DCIS clinical validation study was published online in the Journal of the National Cancer Institute. In August 2013, we entered into a collaboration agreement to conduct an additional large DCIS clinical study to validate the relationship between the Oncotype DX DCIS score and the likelihood of local recurrence in patients with DCIS.

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

        In September 2012, we announced positive topline results from a large clinical validation study of our biopsy-based prostate cancer test. As a result of this clinical validation study meeting its primary end point, we launched our Oncotype DX prostate cancer test in May 2013 and made this test available worldwide. The study, performed in collaboration with leading prostate cancer researchers at the University of California, San Francisco, demonstrated that the multi-gene Oncotype DX GPS, assessed in prostate needle biopsy tumor tissue, is a predictor of adverse pathology for patients with early-stage prostate cancer. The study supported the results of six earlier feasibility and development studies performed in collaboration with the Cleveland Clinic.

        In connection with the May 2013 launch of our prostate cancer test, we expanded our clinical laboratory processing capacity. We expect our commercialization efforts for our prostate cancer test will result in further increased costs for laboratory testing, including staffing-related costs, incremental sales and marketing staffing to introduce this product to a new group of physicians and patients, costs for clinical utility studies and costs associated with obtaining reimbursement coverage.

        Our research and development activities are focused on developing a pipeline of tests to optimize the treatment of urologic cancers including prostate, bladder and kidney cancers, as well as additional treatment decisions in breast and colon cancers. Additionally, as discussed below, we are incorporating new technologies, such as high-throughput "next generation" sequencing, or NGS, in our research and development laboratory in order to develop molecular tests that can be performed on tissue, blood or urine. Non-invasive tests on blood and urine may be used to quantify the presence and burden of cancer as well as predict the sensitivity or resistance to specific drugs and may be adaptable across multiple types of cancer.

Scientific Background

  Limits of Existing Approaches for Determining Cancer Treatments

        Common types of cancer include breast, prostate, lung and colon. Cancer treatment decisions may include whether or not to perform surgery, whether or not to administer chemotherapy or radiation therapy, and whether or not to utilize other targeted therapies. In 2013, approximately 1.7 million people in the United States and 14.1 million people worldwide were diagnosed with cancer.

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

        Disease can result from inheriting mutated genes or from developing mutations in otherwise normal cells. Such mutations can be the cause of cancer. For most solid tumors, there is great heterogeneity between patients in the tumor mutations that are observed. The ability to detect mutations and their functional results and to understand whether the mutation contributes to disease can be crucial to better diagnosis and ultimately more rational and effective treatment.

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

  Next Generation Technologies

        Our commercially available tests utilize RT-PCR technology to quantify gene expression in patient tumor samples. We are also incorporating new technologies, such as high-throughput NGS in our research and development laboratory. With NGS technology, we can sequence millions of ribonucleic acids, or RNAs, map them back to their respective genes based on their sequence and then count the number of copies and compare the relative expression between different genes.

        We have selected NGS to be our primary technology for future biomarker discovery and have begun using NGS for future clinical development in tandem with our existing RT-PCR based approach. NGS technologies parallelize the sequencing process, producing thousands or millions of sequences at once, and are intended to provide nucleic acid sequence information at lower cost than standard methods. We have created proprietary methods for NGS of FPE tissue nucleic acids, created bioinformatics programs, and infrastructure for data storage and analysis. In December 2011, we announced positive results of our first clinical outcomes study for biomarker discovery using NGS for whole transcriptome expression profiling. We have also explored the combination and superimposition of certain whole transcriptome derived RNA information (standardized expression; univariate biomarker direction of association) on genomic information to reveal the genomic landscapes of cancers. Employing NGS methods, we have also demonstrated feasibility for fusion transcript and mutation detection in RNA from FPE tissue samples and copy number aberration and structural variation mutations in DNA from FPE samples.

        We have begun to further advance our research and development pipeline with proprietary platforms that incorporate emerging molecular technologies in order to develop non-invasive tests that can be performed on blood or urine. While early-stage cancer continues to represent a significant opportunity with near-term potential, we now have the opportunity to expand our business further along the patient's cancer journey. Expanding our focus beyond early-stage treatment decision support toward later-stage disease includes opportunities to monitor progression and response to therapeutics for patients who are diagnosed with later stage or recurrent disease who can also benefit from precision medicine.

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

        We offer Oncotype DX tests as clinical laboratory services, utilizing existing technologies such as RT-PCR, and information technologies and optimize and integrate them into new processes. We expect to continue to extend the capabilities of the various components of our process to develop effective products. Our technologies allow us to analyze tumor tissue samples in our clinical reference laboratory and provide physicians with genomic information specific to the patient's tumor. We analyze tissues that are handled, processed and stored under routine clinical pathology laboratory practices.

        Once we receive a tumor sample, it is logged in and processed by our pathology department. Suitable samples then undergo a process by which RNA is extracted and purified. We then analyze the resulting material and produce a test result report that shows a single quantitative score on a continuum between 0-100. Test results are reported as a Recurrence Score for invasive breast cancer and colon cancer, a DCIS Score for DCIS or a Genomic Prostate Score for prostate cancer, and are delivered to the treating physician typically within 10 to 14 days of our receipt of the tissue sample. This is within the crucial decision window after the tumor has been surgically removed or biopsied and before the patient and the treating physician discuss additional treatment options. The continuous range of scores differentiates Oncotype DX tests from other tests that predict only high or low risk by providing an individualized level of risk. The higher the score, the more aggressive the tumor and the more likely it is to recur. The test result report, along with other data and tests that physicians obtain, forms the basis for the treatment decision.

        We believe our tests provide information that has the following benefits:

  •
  Improved Quality of Treatment Decisions.  We believe our approach to genomic-based cancer analysis improves the quality of cancer treatment decisions by providing an individualized analysis of each patient's tumor that is correlated to clinical outcome, rather than solely using subjective, anatomic and qualitative factors to determine treatments. Oncotype DX has been shown, consistently in more than 20 breast cancer and colon cancer clinical studies, to classify many patients into recurrence risk categories different from classifications based primarily on tumor pathology grade and stage and to generally change treatment decisions in more than 30% of patients. Thus, our tests enable patients and physicians to make more informed decisions about treatment risk-benefit considerations and, consequently, design an individualized treatment plan.

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

Oncotype DX Breast Cancer Test

        In 2013, approximately 300,000 people in the United States and 1.7 million people worldwide were diagnosed with breast cancer, including both invasive and the pre-invasive form, known as ductal carcinoma in situ, or DCIS. Following diagnosis, a physician determines the stage of the breast cancer by examining the following:

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

        To develop our Oncotype DX breast cancer test, we evaluated 250 genes in three independent clinical studies which identified a 21-gene panel whose composite gene expression profile can be represented by a breast cancer Recurrence Score. Our clinical validation study with the NSABP B-14 population, published by The New England Journal of Medicine in December 2004, demonstrated that the Recurrence Score correlated with an individual's likelihood of distant recurrence within 10 years of invasive breast cancer diagnosis. Moreover, our study with the NSABP B-20 population, published in the Journal of Oncology in May 2006, demonstrated that the Recurrence Score also correlates with the likelihood of chemotherapy benefit for invasive breast cancer patients.

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

        In May 2013, our Oncotype DX DCIS ECOG E5194 clinical validation study was published online in the Journal of the National Cancer Institute. Following publication, the Medicare contractor for our Oncotype DX breast cancer test expanded coverage to include patients with DCIS. Expanded coverage of our Oncotype DX DCIS test also includes patients treated within the Veterans Administration and Department of Defense hospital facilities. Additionally, some private payors reimburse for our DCIS test under their existing Oncotype Dx breast cancer test coverage polices however, we expect that it may take several years to establish coverage with a majority of public and private payors for use of our test in DCIS patients and we may not be able to obtain such coverage.

        In September 2013, we began receiving samples for a second Oncotype DX DCIS clinical validation study to confirm and extend the observations of the published ECOG E5194 DCIS clinical validation study. We anticipate completing this study and reporting top line results in mid-2014.

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

Oncotype DX Colon Cancer Test

        In 2013, approximately 100,000 people in the United States and 955,000 people worldwide were diagnosed with colon cancer. Following diagnosis, a physician determines the stage of the colon cancer by examining the following:

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

        In 2013, stage II and stage III colon cancer affected approximately 25,000 and 24,000 people, respectively, in the United States, and the current treatment paradigm is unclear. The decision to treat patients with chemotherapy following surgery is based on an assessment of how likely their disease is to recur. However, accurately identifying those patients with high recurrence risk is a critical issue for physicians because the available markers to determine likelihood of disease recurrence are limited, resulting in both over-treatment and under-treatment of patients following surgery. Research indicates that the survival benefit of chemotherapy treatment is only 5% in stage II disease and 10% in stage III disease, however all chemotherapy-treated colon cancer patients are at risk of significant drug-related toxicity. While there are existing clinical markers associated generally with higher risk in colon cancer patients, there was no clinically validated genomic test available that predicted the likelihood of recurrence for individual patients prior to the availability of our test.

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

        In June 2012, based on the positive results of the landmark randomized NSABP C-07 validation study, we began offering the Oncotype DX colon cancer test for use in patients with stage III disease treated with oxaliplatin-containing adjuvant therapy. In September 2012, at the European Society for Medical Oncology Congress, we presented these positive results from the NSABP C-07 study, including prediction of risk of recurrence, disease-free survival and overall survival in stage II and stage III colon cancer patients. In November 2013, the Journal of Clinical Oncology published positive results of the third successful validation of the Oncotype DX colon cancer test in patients with stage II disease and the first validation study in patients with stage III disease. In an exploratory component of the NSABP C-07 clinical trial, researchers analyzed 735 genes and identified 16 genes as being predictive of oxaliplatin benefit when added to adjuvant therapy. In September 2013, we delayed our plan to utilize these results and initiate a validation study in 2013. The decision to delay was based on analytical performance during the pre-validation phase that did not meet our standards for a subset of the candidate predictive genes.

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

  Clinical Decision Studies and Health Economic Benefits of Oncotype DX Colon Cancer Test

        In January 2012, we presented positive results of the first clinical decision making study of the Oncotype DX colon cancer test that show that Recurrence Score result has a significant impact on treatment recommendations for stage II colon cancer patients. The data, presented at the 2012 Gastrointestinal Cancers Symposium demonstrated that knowledge of a patient's Recurrence Score changes medical oncologists' treatment recommendations in 29% of cases, with two-thirds of the changes being decreases in treatment intensity, further confirming the clinical utility of using the Oncotype DX test as an independent predictor of recurrence in stage II colon cancer.

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

        In November 2013, the Current Medical Research & Opinion published positive results from the Partnership for Health Analytic Research clinical utility analysis of the Oncotype DX colon cancer test, demonstrating that use of the assay changed treatment recommendations in 29% of stage II colon cancer patients.

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

        In order to advance the incorporation of MMR/MSI testing in colon cancer treatment decisions, we began offering MMR testing in December 2011. The MMR subtyping performed by us is done by standard, non-proprietary immunohistochemistry processes and as such the testing is billed and reimbursed using reimbursement codes which are subject to coding changes issued by the Centers for Medicare and Medicaid Services, or CMS, and changes in reimbursement applied to the Medicare Physician Fee Schedule. However, we may not be eligible to bill for this service in some instances due to insurance contracts which require in-network status for billing on non-proprietary services.

Oncotype DX Prostate Cancer Test

        Approximately 1.1 million men worldwide were diagnosed with prostate cancer in 2013. Based upon the results of prostate-specific antigen, or PSA, testing, biopsies were performed on over one million men in the United States in 2013, and more than 210,000 of these patients were diagnosed with prostate cancer. The vast majority of these patients receive aggressive treatment, including surgery and radiation therapy, and more than half of these patients suffer incontinence and/or impotence after surgery. Less than 10% of patients choose active surveillance even though, for most prostate cancer patients, their disease will not cause clinical symptoms or death.

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

        In September 2012, we announced positive top line results from this clinical validation study of our biopsy-based prostate cancer test. As a result of this clinical validation study meeting its primary end point, we launched our Oncotype DX prostate cancer test in May 2013, and made the test available worldwide. The test provides a GPS that predicts disease aggressiveness in men with low risk disease. This test may be used to improve treatment decisions for prostate cancer patients, in conjunction with the Gleason score, or tumor grading.

        We use our proprietary RT-PCR process for analyzing very small amounts of fixed prostate tissue obtained by needle biopsy to determine, based on the biopsy, whether a patient has high grade disease or disease that has extended beyond the prostate—verses low grade disease or disease confined to the prostate. Our test is intended to address the well-known limitation of biopsy sampling, which leads to overtreatment based on the fear of a patient's tumor being upgraded or upstaged following radical prostatectomy. Our test allows more patients to appropriately select active surveillance, avoiding radical surgery and its lifelong complications.

        We expect to incur additional expenses related to the commercialization of our prostate cancer test, including infrastructure costs, information technology costs, and selling and marketing costs. We have initiated efforts to obtain reimbursement coverage for this test. In September 2013, we began receiving samples for a second Oncotype DX prostate cancer clinical validation study to reinforce the value of our test in predicting adverse pathology, and to further demonstrate its role in predicting biochemical recurrence, a longer-term outcome also associated with aggressive disease. We anticipate completing this study and reporting top line results in mid-2014. Based upon our experience in obtaining adoption and reimbursement for our Oncotype DX breast and colon cancer tests, we do not expect product revenues from our prostate cancer test to comprise more than 10% of our total revenues for at least a year or more following launch.

  Clinical Decision Studies and Health Economic Benefits of Oncotype DX Prostate Cancer Test

        In June 2013, we initiated the first clinical treatment decision impact study of our biopsy-based prostate cancer test. In addition to this study, we now have two contracts to perform clinical studies to demonstrate the value of the Oncotype DX prostate cancer test in patients on active surveillance.

Product Development

        We developed our Oncotype DX tests generally using the following multi-phased clinical development program that we are also using to develop future products for breast, colon, prostate and other cancers:

  •
  Research phase.  We conduct studies that are designed to associate genes, pathways or biology with important clinical challenges or endpoints in order to discover biomarkers that will ultimately prove to have clinical utility in oncology. These studies establish technological feasibility so as to determine potential clinical and commercial opportunities.

  •
  Development phase.  In this phase, we establish a product definition and development plan and perform gene identification either by selecting candidate genes from the approximately 25,000 genes in the human genome or by applying NGS technology to explore both coding and non-coding regions that could influence tumor biology. Typically, we secure access to archival tumor biopsy samples correlated with clinical data in order to identify genes that correlate with specific clinical outcomes. If early clinical development studies successfully identify genes, we may conduct additional clinical studies to refine the gene set in the specific patient population of interest. We select the final gene panel through statistical modeling of the gene expression and outcome data and considerations of analytical performance. Following establishment of a gene panel, we finalize the remaining assay parameters.

  •
  Validation phase.  Once the genomic panel, assay chemistry and processes, automation and analysis specifications are finalized, tested and analytically validated, we begin clinical validation. In this phase, we conduct one or more validation studies with prospectively designed endpoints to test our candidate gene panel and the corresponding quantitative expression score. We are often able to conduct large validation studies using archived samples with years of clinical outcomes, thus saving clinical development time.

  •
  Clinical utility and product expansion phase.  Once a test is commercially available, we may perform additional studies designed to support the test's clinical utility and to broaden its use in additional patient populations or for additional indications. Clinical utility studies may include a spectrum of studies from retrospective surveys to prospective studies to verify that our test is changing physician behavior so as to determine the impact on patient care and health economics. In addition, further studies may be performed to test a commercial product in new patient populations. Finally, through our investigator sponsored trial program, we provide physicians with our tests for use in specific patient populations to be used in treatment decisions.

  Product Development Opportunities

        In addition to developing products to address new cancer areas, we continually look to expand the clinical utility and addressable patient populations for our existing tests. These developments efforts may lead to a variety of possible new products covering various treatment decisions, including:

  •
  Risk assessment;

  •
  Screening and prevention;

  •
  Early disease diagnosis;

  •
  Adjuvant and/or neoadjuvant disease treatment;

  •
  Metatastic disease treatment selection; and

  •
  Treatment monitoring.

        Potential new products may address a specific clinical need or guide a targeted therapy decision and may also leverage our NGS capabilities to expand our product opportunities. Additionally, potential new products may use non-invasive tests that can be performed on blood and urine to quantify the presence and burden of cancer, as well as the sensitivity or resistance to specific drug therapies.

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

        At the December 2013 SABCS, we presented results of a study examining our Oncotype DX breast cancer test and two other commercially available genomic tests, in which we evaluated whether the information those tests provide is equivalent to the Oncotype DX Recurrence Score. Specifically, results indicated more than 44% discordance with the other assays studied when they were compared to Oncotype DX, highlighting the potential of these other tests to misclassify and mistreat patients if they are used to make a decision regarding chemotherapy treatment. Oncotype DX is the only test included in treatment guidelines both for prognosis and for the prediction of chemotherapy benefit and is widely reimbursed by public and private payors for treatment decision making. Two additional studies were presented at the December 2013 SABCS, including one that demonstrated the importance of accurate assessment of ER status to ensure appropriate hormonal treatment, and one that presented the results of a pilot clinical study that demonstrated the feasibility of the large ongoing clinical trial of early endocrine sensitivity prediction by Recurrence Score and conventional parameters in clinical practice.

        In November 2013, we entered into an agreement with Almac Diagnostics Limited, or Almac, pursuant to which we obtained an exclusive license to technology and intellectual property to further develop, validate and subsequently commercialize a multi-gene test to predict benefit from DNA damage-based chemotherapy drugs, such as the commonly used anthracycline-based regimens, in breast cancer. Anthracycline-based chemotherapy regimens are commonly used to treat breast cancer, but have significant toxicities that can be debilitating and impact long-term quality of life. Currently, the decision to use these therapies is based on conventional clinical and pathologic factors including age, tumor grade, tumor size and patient comorbidities. However, none of these factors accurately determine which patients will benefit from anthracycline-containing regimens. Accordingly, we believe such a test would be particularly useful for high-risk breast cancer patients who are eligible for chemotherapy based on their Oncotype DX Recurrence Score. In accordance with our agreement, we will pay for milestones as certain clinical and commercial endpoints are achieved in the future. With successful commercialization of the test, we will pay additional royalties to Almac.

  Colon Cancer Populations

        In colon cancer, we have conducted a variety of development studies that could support certain of the opportunities highlighted above. For example, in the NSABP C-07 clinical trial, which validated the Oncotype DX colon cancer test as a predictor of recurrence in stage III disease, we also performed a gene identification study which analyzed over 700 new genes, and identified 16 genes as being predictive of oxaliplatin benefit for use in patients with stage III disease. In September 2013, we delayed our plan to initiate a validation study in 2013. The decision to delay was based on analytical performance during the pre-validation phase that did not meet our standards for a subset of the candidate predictive genes.

        In 2013, we conducted a clinical validation study to identify the potential use of our Oncotype DX colon cancer test in patients diagnosed with rectal cancer, a cancer that has pathologic features similar to colon cancer, and was diagnosed in over 30,000 patients in the United States in 2013. The study, conducted by the Department of Surgery at the Leiden University Medical Centre, evaluated the Oncotype DX colon cancer score and recurrence risk in rectal cancer patients. All 297 patients analyzed in the trial had stage II or III rectal cancer and were treated with surgery alone. The results suggest that the Oncotype DX colon cancer test may help identify high-risk rectal cancer patients who could benefit from, and low-risk patients who may forego aggressive therapies.

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

  Renal and Other Cancer Populations

        In 2013, approximately 50,000 people in the United States and 340,000 people worldwide were diagnosed with renal cancer. In June 2010, we presented results from our first renal gene identification study under our collaboration agreement with Pfizer Inc. for the development of a genomic test to estimate the risk of recurrence following surgery for patients with stage I-III renal carcinoma, clear cell type that has not spread to other parts of the body. The clear cell type of renal carcinoma is the most common type of kidney cancer in adults. The study demonstrated a strong correlation between gene expression and recurrence risk in this patient population. Based on these results, we plan to move forward with a clinical validation study and to continue to evaluate a potential renal cancer test depending upon results of ongoing clinical studies for specific therapies in the adjuvant setting.

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

Technology

        In our Oncotype DX platform we utilize existing technologies, such as RT-PCR, and information technologies and optimize and integrate them into new processes. We are also incorporating new technologies, such as high-throughput NGS, in our research and development laboratory. We expect to continue to extend the capabilities of various technologies into proprietary platforms to create new products. Our technology allows us to:

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

  Amplify and Detect Diminished Amounts of RNA Consistently

        We currently use RT-PCR as the basis for our quantitative molecular pathology assays performed in our clinical reference laboratory. This technology uses reverse transcription, RT, coupled to a polymerase chain reaction, or PCR, along with fluorescent detection methods to quantify the relative amount of RNA in a biological specimen. We believe our technology platform has the following advantages:

  •
  Sensitivity.  We have developed protocols for extracting and quantifying RNA utilizing RT-PCR. Our method for amplifying small fragmented RNA is designed to allow us in the future to conduct studies with hundreds to thousands of genes from 10 micron sections of FPE tissue for our breast and colon cancer tests and significantly smaller tissue samples from the needle biopsy for our prostate cancer test. The ability to amplify RNA allows us to maintain a repository of RNA from limited tissue samples that can be used for later studies.

  •
  Specificity.  Our RT-PCR platform is highly specific because it works only when three different test reagents, called DNA primers and probes, independently match each target RNA sequence to be measured. In addition, we have designed and implemented proprietary software for selecting optimal probe and primer sequences in an automated, high-throughput process. The ability to utilize these sequences allows us to design highly specific assays for closely related sequences.

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

  Analyze Thousands of Biomarkers from Small Amounts of Tissue

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

        We have selected NGS to be our primary technology for future biomarker discovery and begun using NGS for future clinical development in tandem with our existing RT-PCR based approach. NGS technologies parallelize the sequencing process, producing thousands or millions of sequences at once. These technologies are intended to provide nucleic acid sequence information at lower cost than standard methods. We have created proprietary methods for NGS of FPE tissue nucleic acids, created bioinformatics programs and infrastructure for data storage and analysis, and plan to rely on NGS as the basic source of new biomarker discovery in the future. In December 2011, we announced positive results of our first clinical outcomes study for biomarker discovery using NGS for whole transcriptome expression profiling. The technology allows us to assay the entire transcriptome simultaneously to discover regions of the genome that are turned on or off in disease. From these changes, our researchers are focused on predicting disease outcomes using these comprehensive genomic data sets. The results were successfully generated for all patients using RNA inputs of just 100 nanograms. Additionally, whole transcriptome expression analysis revealed more than 1,800 RNAs associated with breast cancer recurrence risk, many of which belong to gene networks previously unrecognized in their impact on tumor biology.

        Our proprietary methods also include the extraction of DNA from FPE tissue and subsequent complete and targeted genome analyses by NGS. We have explored the combination and superimposition of certain whole transcriptome derived RNA information (standardized expression; univariate biomarker direction of association) on genomic information to reveal the genomic landscapes of cancers. This study was reported at the February 2014 Advances in Genome Biology and Technology meeting. We have developed proprietary methods to detect breakpoints in whole transcriptome NGS and in genomic NGS data.

        Employing NGS methods we have also demonstrated feasibility for fusion transcript and mutation detection in RNA from FPE tissue samples and copy number aberration and structural variation mutations in DNA from FPE samples.

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

Commercial Operations

  United States

        Our commercial infrastructure, including our sales force, managed care group, and patient support network, is critical to our future success. We are continuing to build a strong domestic sales, marketing and reimbursement effort by interacting directly with medical, radiation, and surgical oncologists, urologists, pathologists and payors. Because oncology and urology are distinct concentrated specialties, we believe that a focused marketing organization and specialized sales force with regional and local experience for each of oncology and urology is necessary in order to effectively serve both specialties. We believe our direct sales approach, targeting oncologists, cancer surgeons and urologists, and our medical education and scientific liaisons, targeting key opinion leaders, coupled with our plans to continue to conduct multiple clinical studies with the objective of having results published in peer-reviewed journals, is the best approach to increase patient and physician demand and the number of favorable reimbursement coverage decisions by third-party payors. Due to significant overlap between breast and colon oncologists and surgeons, we believe our current oncology sales force has sufficient capacity to market our Oncotype DX breast and colon cancer tests. We anticipate further expanding our urology field team in the United States to approximately 30 people by mid-2014 to market our prostate cancer test to urologists whom we do not currently call upon.

        We have a managed care department that works with our contract and reimbursement teams to ensure our tests are being used effectively and appropriately reimbursed. Our call center and patient support network handle benefits investigation, preauthorization, and precertification for patients who use our tests. We have the infrastructure, if needed, to appeal every claim for our tests that is denied by a third-party payor in order to support the use and encourage adoption of our tests. In addition, we provide patient education through our website, material provided to local advocacy groups, local, national and social media campaigns and materials provided to oncologists, urologists and surgeons.

        All Oncotype DX tests are processed in our clinical reference laboratory facility in Redwood City, California. Our current clinical reference laboratory processing capacity is approximately 100,000 tests annually, and has significant expansion capacity with incremental increases in laboratory personnel and equipment. As test processing for our Oncotype DX breast, colon and prostate cancer tests is essentially the same, except that the tests utilize different RNA extraction methods and analyze different genes, we believe that we currently have sufficient capacity to process all of our tests. We may require additional facilities in the future as we expand our business and believe that additional space, when needed, will be available on commercially reasonable terms.

  International

        We believe our future success is also dependent on our ability to continue to expand our international commercial presence and achieve adequate reimbursement for our tests. We plan to continue to use essentially the same business model internationally as we use in the United States, however, there are significant differences between countries that need to be considered. For example, different countries may have a public healthcare system, a combination of public and private healthcare system or a cash-based payment system. Treatment costs outside of the United States may be lower, which may impact the cost savings of our tests, and therefore impact the reimbursement amount we can achieve. We have a direct commercial presence with employees and consultants in a number of countries, including Canada, France, Germany, Ireland, Italy, Japan, the Netherlands, Switzerland and the United Kingdom. Additionally, we have exclusive distribution agreements for one or more of our Oncotype DX tests with approximately 20 distributors covering more than 90 countries.

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

        In determining whether or not Medicare will pay for a test CMS, which oversees Medicare, can permit third-party contractors who process and pay Medicare claims to make that determination or it can make a national coverage determination, which will bind all Medicare contractors. To date, CMS has not issued a national coverage determination on an Oncotype DX test. Oncotype DX breast cancer, DCIS and colon cancer tests are covered under a local coverage determination issued by our regional Medicare contractor. Oncotype DX tests are currently billed to the Medicare regional contractor using miscellaneous procedure codes referred to as CPT (Current Procedural Terminology) codes. Miscellaneous CPT codes are used when there is no existing specific code listed by CPT that can be used to accurately describe a test or service. When billing a miscellaneous procedure code, the local Medicare carrier for California with jurisdiction to process claims submitted by us decides whether or not to cover our test and determines a local reimbursement rate. In addition, each state Medicaid program, which pays for services furnished to the eligible medically indigent, will usually make its own decision whether or not to cover our Oncotype DX tests and will assign a reimbursement rate equal to or less than the prevailing Medicare rate, often times determined by prevailing state law (i.e. a percentage of the Medicare reimbursement rate).

        Under current Medicare billing rules, claims for Oncotype DX tests performed on Medicare beneficiaries who were hospital inpatients at the time the tumor tissue samples were obtained and whose tests were ordered less than 14 days from discharge must be incorporated in the payment that the hospital receives for the inpatient services provided. Medicare billing rules also require hospitals to bill for the test when ordered for hospital outpatients less than 14 days following the date of the hospital procedure where the tumor tissue samples were obtained. Accordingly, we are required to bill individual hospitals for tests performed on Medicare beneficiaries during these time frames. Because we generally do not have a written agreement in place with these hospitals to purchase these tests, we may not be paid for our tests or may have to pursue payment from the hospital on a case-by-case basis. We believe patients coming under this rule represent less than 1% of our total breast cancer testing population. We believe these billing rules may lead to confusion regarding whether Medicare provides adequate reimbursement for our test, and could discourage Medicare patients from using our test. We have no assurance that Medicare will revise or reverse these billing rules to allow us to bill Medicare for these tests, or that Congress will require Medicare to do so at some point in the future, and we also cannot ensure that hospitals will agree to arrangements to pay us for Oncotype DX tests performed on patients falling under these rules.

        The majority of our international Oncotype DX breast and colon cancer test revenues come from direct payor reimbursement, payments from our distributors, patient self-pay, and clinical collaborations in various countries. We have obtained some coverage for our breast cancer test outside of the United States, including in Argentina, Canada, the Czech Republic, Germany, Greece, Ireland, Israel, Saudi Arabia, Spain and the United Kingdom. We expect that it will take several years to establish broad coverage and reimbursement for our Oncotype DX breast, colon and prostate cancer tests with payors in countries outside of the United States.

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

        We have established reimbursement coverage for the use of our Oncotype DX test in DCIS for Medicare patients, as well as limited reimbursement coverage from some private third-party payors. In many instances our test is covered under existing breast cancer coverage policies with the addition of the indicated diagnosis code for DCIS. We intend to continue to devote resources to gaining expanded private reimbursement for our test in this patient population. We believe it may take several years to achieve reimbursement with a majority of third-party payors for the use of our test for DCIS patients. However, we cannot predict whether, or under what circumstances, payors will reimburse for this test.

        We have expanded Medicaid coverage for our tests. We have established coverage for our Oncotype DX breast cancer test for invasive breast cancer in 28 state Medicaid programs for N- disease. In addition, the Veterans Administration and the Department of Defense hospitals have processes in place that provide coverage for our Oncotype DX test for invasive breast cancer.

  Oncotype DX Colon Cancer Test

        We expect to continue to focus resources on pursuing global adoption of and reimbursement for our Oncotype DX colon cancer test, which we launched in January 2010. We believe the key factors that will drive adoption of this test include publication of peer-reviewed articles on the QUASAR clinical validation study, published online by the Journal of Clinical Oncology in November 2011, and other studies we sponsored, conducted or collaborated on that support the use of and reimbursement for the test, clinical presentations at major symposia and our ongoing commercial efforts.

        We are also working with public and private payors and health plans to secure coverage for our Oncotype DX colon cancer test based upon our published and presented results in clinical validation studies and the completed and ongoing studies designed to demonstrate the treatment decision impact of the test in clinical practice. In September 2011, the local carrier with jurisdiction for claims submitted by us for Medicare patients established coverage for our colon cancer test for patients with stage II colon cancer. Additionally, the Veterans Administration, Department of Defense hospitals and a few additional private payors provide coverage and reimbursement. We are beginning to speak with state Medicaid providers regarding coverage and reimbursement for our Oncotype DX colon cancer test. We intend to pursue reimbursement while seeking to obtain formal coverage policies with a substantial number of payors and expect that this test will continue to be reviewed on a case-by-case basis until policy decisions have been established. We may need to hire additional commercial, scientific, technical and other personnel to support this process. We believe it may take several years to achieve reimbursement with a majority of third-party payors for our colon cancer test. However, we cannot predict whether, or under what circumstances, payors will reimburse for this test.

  Oncotype DX Prostate Cancer Test

        We expect to continue to focus substantial resources on pursuing global adoption of and reimbursement for our Oncotype DX prostate cancer test, which we launched in May 2013. We believe the key factors that will drive adoption of this test include publication of the clinical validation study conducted in collaboration with University of California, San Francisco and other studies we sponsored, conducted or collaborated on that support the use of and reimbursement for the test, clinical presentations at major symposia and our ongoing commercial efforts.

        We have not yet obtained reimbursement coverage from third-party payors for our Oncotype DX prostate cancer test. As a new test, our prostate cancer test may be considered investigational by payors and therefore may not be covered under their reimbursement policies. Consequently, we intend to pursue case-by-case reimbursement and expect that this test will continue to be reviewed on this basis until policy decisions have been made by individual payors. We plan to work with public and private payors and health plans to secure coverage for our Oncotype DX prostate cancer test based upon clinical evidence demonstrating the utility of the test. We believe it may take several years to achieve reimbursement with a majority of third-party payors for our prostate cancer test. However, we cannot predict whether, or under what circumstances, payors will reimburse for this test. We plan to hire additional commercial, scientific, technical and other personnel to support this process.

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

        In 2010, under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the ACA, Congress established a 1.75% reduction to the annual updates of the CLFS through 2015. In addition, in February 2012 Congress imposed an additional 2% reduction to the CLFS for 2013. However, it is not clear that our Medicare reimbursement will be impacted as historically our reimbursement from CMS has been paid at specific rates set by our local carrier and has not been adjusted by the annual update factor since being originally set. In addition, under the Budget Control Act passed in 2011 and a sequestration order imposed by the President on March 1, 2013 under that Act, an across the board reduction of 2% in Medicare payments was implemented effective for services performed on or after April 1, 2013. Although the reductions in the CLFS with the annual update were not applied to our contractor established payment rate, sequester reductions have been applied to all Medicare payments thus reducing our per test payment rate by 2%. The sequester reductions remain in effect at this time. Whether the sequestration order will continue in the future or be modified by further congressional action as part of broader efforts at deficit control is unclear at this time. These provisions have a negative impact on our payments received from Medicare and Medicaid.

        There is no specific CPT procedure code or group of codes to report the Oncotype DX breast, colon or prostate cancer tests. The tests are reported under a non-specific, unlisted procedure code, which is subject to manual review of each claim. With regard to Medicare's current reimbursement of our Oncotype DX breast and colon cancer tests, claims are to be paid at a rate which was established by our local Medicare carrier based upon the development and validation costs of developing the assays, the costs of conducting the tests, the reimbursement rates paid by other payors and the cost savings impact of the tests. These reimbursement rates remain in effect as of the date of this report. Because there is no specific code or national fee schedule rate for our breast or colon cancer tests, the payment rates established by our local Medicare contractor may be subject to review and adjustment at any time. The MMR subtyping performed by us in connection with our colon cancer test is done according to standard, non-proprietary immunohistochemistry processes and as such the testing is intended to be billed and reimbursed using established reimbursement codes. These codes changed in 2013, and the associated payment rates were reduced. The codes and payment rates may change again in the future. Additionally, we may not be eligible to bill for this service in some instances due to insurance contracts which require in-network status for billing on non-proprietary services.

        A Healthcare Common Procedure Coding System, or HCPCS, code has been issued effective January 1, 2006 for the Oncotype DX breast cancer test that some private third-party payors in the United States may accept on claims for the test. However, Medicare will not accept this HCPCS code. In 2009, the American Medical Association, or AMA, which has the copyright on the CPT coding system, created a Molecular Pathology Work Group charged with developing a new coding framework for non-infectious disease molecular pathology testing and recommending new codes to the CPT Editorial Panel, which determines new and revised codes and descriptors. The Molecular Pathology Work Group adopted a comprehensive new framework for coding molecular pathology tests that could in the future include codes to report components of our tests. In addition, in 2011, the AMA created a separate work group to address coding for multianalyte tests referred to as Multianalyte Assays with Algorithmic Analyses, or MAAAs.

        In November 2013, we applied for a specific CPT code for our Oncotype DX breast cancer test under the MAAA subsection of the AMA CPT codes. Reference to our application was published by the AMA in its public agenda for the February 2014 meeting of the CPT Editorial Panel. In March 2014, the AMA posted the Summary of Panel Actions taken by the CPT Editorial Panel at the February meeting, which included acceptance of our application for a test-specific CPT code for our Oncotype DX breast cancer test. Our test was accepted as a Category I code, which means that the CPT Editorial Panel determined that the Oncotype DX breast cancer test met the utilization and evidence requirements for a Category I code. We expect the new code to be considered for review in July 2014 by Medicare at their annual public meeting seeking input on rate setting for new codes under the Medicare CLFS. Under Medicare law, CMS establishes a reimbursement rate for a new test code either by a "crosswalk" or "gapfill" process. Under the crosswalk process, Medicare assigns a rate for a new test by reference to the rate for a similar test. Under the gapfill process, the Medicare reimbursement rate would be established first by the local Medicare Administrative Contractors, or MAC, in 2015 and then a national limitation amount would be established for 2016 based upon the reimbursement rate established by the local MAC. The gapfill process is generally applied when no similar test exists to crosswalk reimbursement rate. In its final determination for the 2014 CLFS, CMS announced a policy regarding payment for all MAAA codes then-under consideration under which it indicated that it would apply the gapfill process if the Medicare contractor determines the code is payable. We do not know whether the rate setting process for a new test-specific code for our Oncotype DX breast cancer test will impact our current payment rate for this test, and there can be no assurance that an adequate payment rate will continue to be assigned to the test. The Oncotype DX breast cancer and colon cancer tests are both currently billed using a miscellaneous code and are covered under a local coverage decisions made by our local Medicare carrier, which transitioned from Palmetto GBA to Noridian Healthcare Solutions in September 2013.

        In the fall of 2011, Palmetto GBA announced a coverage and coding program designed to apply evidence-based coverage decisions to molecular diagnostic, or MolDx, tests. As part of this MolDx program, Palmetto GBA implemented a unique test identifier to identify proprietary diagnostics like our Oncotype DX tests. This evidence-based approach to coverage and coding is consistent with the methods used by Palmetto GBA historically to determined coverage and payment for our tests; however, we cannot be certain whether or in what subsequent form this program may be adopted and what, if any, role in the future Noridian Healthcare Solutions may play with respect to decisions regarding coverage and reimbursement for our tests.

        On several occasions, including during negotiations over the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, the ACA in 2010, the Budget Control Act in 2011, and other legislation extending various Medicare payment schedules, Congress has considered various cost reduction alternatives including imposing a 20% co-insurance amount on clinical laboratory services which would require beneficiaries to pay a portion of the cost of their clinical laboratory testing or imposing an overall reduction in fees paid for physician or laboratory services. Although these changes have not been enacted at this time, Congress could decide to impose these or other fee reductions or taxes at some point in the future. If so, these additional co-insurance payments for our Oncotype DX tests could be difficult to collect and fee reductions would impact our revenues.

  Changes in Medicare Administrative Contractor (MAC) services

        On a five year rotational basis, Medicare requests bids for its regional MAC services. In 2008, we were notified of the transition from our initial MAC to Palmetto GBA as a result of this bidding process. Palmetto GBA has issued coverage and payment determinations on our Oncotype DX tests since that transition. In September 2012, Medicare notified us that the next successor MAC for our region would be Noridian Healthcare Solutions. The full transition took place in September 2013. Operational changes in contractors processing claims have affected providers in the past, in some cases delaying payment for covered services while claims payment systems are brought on line and fully operational. Palmetto and Noridian have stated that they intend to operate a joint program whereby Noridian will process claims for laboratories located in the jurisdiction applicable to our tests. Palmetto GBA under their MolDx Program is expected to continue to establish coverage, coding and reimbursement policies for molecular diagnostics located within the jurisdiction applicable to our tests. A change in the MAC processing Medicare claims for our Oncotype DX tests could impact the timing of payments, the coverage or payment rates for our current tests and our ability to obtain Medicare coverage for products, including our prostate cancer test, for which we do not yet have coverage or any products we may launch in the future or delay payments.

Competition

        We believe that we compete primarily on the basis of:

  •
  the value of the quantitative information our Oncotype DX platform provides;

  •
  the clinical validation of our Oncotype DX breast cancer and DCIS tests' ability to predict recurrence and demonstrate each test's ability to predict the likelihood of chemotherapy benefit for invasive and early-stage breast cancer patients, respectively;

  •
  the level of reimbursement coverage for our Oncotype DX invasive breast cancer and DCIS tests;

  •
  the inclusion of our Oncotype DX invasive breast cancer test in clinical practice guidelines;

  •
  the clinical validation of our Oncotype DX colon cancer test's ability to predict recurrence and survival;

  •
  the level of adoption and reimbursement coverage for our Oncotype DX colon and prostate cancer tests;

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

  •
  expand our Oncotype DX platform for use in types of cancer other than breast, colon and prostate;

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

        We also face competition from companies that offer products or have conducted research to profile genes, gene expression or protein expression in breast, colon or prostate cancer, including public companies such as, GE Healthcare, a business unit of General Electric Company, Hologic, Inc., Myriad Genetics, Inc., NanoString Technologies, Inc., Novartis AG, Qiagen N.V. and Response Genetics, Inc., and many private companies. We face competition from commercial laboratories with strong distribution networks for diagnostic tests, such as Laboratory Corporation of America Holdings and Quest Diagnostics Incorporated. We may also face competition from Illumina, Inc. and Thermo Fisher Scientific Inc., both of which have announced their intention to enter the clinical diagnostics market. Other potential competitors include companies that develop diagnostic tests such as Roche Diagnostics, a division of Roche Holding, Ltd, Siemens AG and Veridex LLC, a Johnson & Johnson company, as well as other companies and academic and research institutions.

        In our newly established prostate cancer market, we face comparatively greater competition than in our breast cancer market, including competition from products which were on the market prior to our product launch and which are supported by clinical studies and published data. This existing direct and indirect competition for tests and procedures may make it difficult to gain market share, impact our ability to obtain reimbursement or result in a substantial increase in resources necessary for us to successfully commercialize our Oncotype DX prostate cancer test.

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

        We have a current certificate of accreditation under CLIA to perform testing and are accredited by CAP. To renew our CLIA certificate, we are subject to survey and inspection every two years to assess compliance with program standards and may be subject to additional inspections without prior notice. The standards applicable to the testing which we perform may change over time. We cannot assure that we will be able to operate profitably should regulatory compliance requirements become substantially more costly in the future.

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

        In June 2010, the FDA announced a public meeting to discuss the agency's oversight of LDTs prompted by the increased complexity of LDTs and their increasingly important role in clinical decision making and disease management. The FDA indicated that it is considering a risk-based application of oversight to LDTs and that, following public input and discussion; it may issue separate draft guidance on the regulation of LDTs which may vary from the previously issued draft guidance on the regulation of IVDMIAs. The public meeting was held in July 2010 and further public comments were submitted to the FDA in September 2010. FDA spokespersons continue to indicate that the agency has prepared draft guidance regarding proposed oversight of LDTs which is under review for possible issuance. To date, draft guidance has not yet been issued.

        Separately, in June 2011, the FDA issued draft guidance regarding "Commercially Distributed In Vitro Diagnostic Products Labeled for Research Use Only or Investigational Use Only," which was finalized in November 2013. The FDA issued other draft and final guidance documents which may impact our tests or our future tests, such as the FDA guidance regarding Mobile Medical Applications which is directed at patient management tools. This guidance was finalized in September 2013. In November 2013, the FDA published a list of planned guidance documents that the agency stated it intends to focus on in its fiscal year 2014, including the finalization of previously issued draft guidance, such as for Companion Diagnostic Devices, which could include guidance documents addressing FDA regulation of laboratory tests such as ours. On January 14, 2014, the FDA issued draft guidance on the use of "Interactive Promotional Media" to address the application of social media to FDA-regulated drugs and biologics, seeking comments by April 14, 2014. The FDA is expected to issue similar draft guidance for medical devices by July 2014. We cannot predict the ultimate form of any such guidance or regulations and the potential impact on our existing tests, our tests in development or materials used to perform our tests. While we qualify all materials used in our tests according to CLIA regulations, we cannot be certain that the FDA might not enact rules or guidance documents which could impact our ability to purchase materials necessary for the performance of our tests. Should any of the reagents obtained by us from vendors and used in conducting our tests be affected by future regulatory actions, our business could be adversely affected by those actions, including increasing the cost of testing or delaying, limiting or prohibiting the purchase of reagents necessary to perform testing.

        We cannot provide any assurance that FDA regulation, including pre-market review, will not be required in the future for our tests, whether through additional guidance issued by the FDA, new enforcement policies adopted by the FDA or new legislation enacted by Congress. Legislative proposals addressing oversight of genetic testing and LDTs as well as health information technologies, such as clinical decision support technologies were introduced in recent years and we expect that new legislative proposals will be introduced from time to time. It is possible that legislation could be enacted into law or guidance could be issued by the FDA which may result in new or increased regulatory requirements for us to continue to offer our tests or develop and introduce new tests.

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

  Health Insurance Portability and Accountability Act

        The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and final omnibus rules, were issued by HHS to protect the privacy and security of protected health information used or disclosed by health care providers, such as us. HIPAA also regulates standardization of data content, codes and formats used in health care transactions and standardization of identifiers for health plans and providers. Penalties for violations of HIPAA regulations include civil and criminal penalties.

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

        New laws governing privacy may be adopted in the future as well. We have taken steps to comply with health information privacy requirements to which we are subject. However, we can provide no assurance that we are or will remain in compliance with diverse privacy requirements in all of the jurisdictions in which we do business. Failure to comply with privacy requirements could result in civil or criminal penalties, which could have a materially adverse impact on our business.

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

        These prohibitions apply regardless of the reasons for the financial relationship and the referral. No finding of intent to violate the Stark Law is required for a violation. In addition, knowing violations of the Stark Law may also serve as the basis for liability under the Federal False Claims Act.

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

  •
  physical requirements of a facility;

  •
  equipment; and

  •
  quality control.

        We maintain such New York licensure for our clinical reference laboratory for our licensed Oncotype DX tests. New York law also mandates proficiency testing for laboratories licensed under New York state law, regardless of whether or not such laboratories are located in New York. If a laboratory is out of compliance with New York statutory or regulatory standards, the New York State Department of Health, or DOH, may suspend, limit, revoke or annul the laboratory's New York license, censure the holder of the license or assess civil money penalties. Statutory or regulatory noncompliance may result in a laboratory's operator being found guilty of a misdemeanor under New York law. Should we be found out of compliance with New York laboratory requirements, we could be subject to such sanctions, which could harm our business. We maintain a current license in good standing with DOH. However, we cannot provide assurance that DOH will at all times find us to be in compliance with all such laws.

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

  International

        Many countries in which we offer our tests in have anti-kickback regulations prohibiting providers from offering, paying, soliciting or receiving remuneration, directly or indirectly, in order to induce business that is reimbursable under any national health care program. In situations involving physicians employed by state-funded institutions or national health care agencies, violation of the local anti-kickback law may also constitute a violation of the U.S. Foreign Corrupt Practices Act, or FCPA.

        The FCPA prohibits any U.S. individual, business entity or employee of a U.S. business entity to offer or provide, directly or through a third party, including the distributors we rely on in certain markets, anything of value to a foreign government official with corrupt intent to influence an award or continuation of business or to gain an unfair advantage, whether or not such conduct violate local laws. In addition, it is illegal for a company that reports to the SEC to have false or inaccurate books or records or to fail to maintain a system of internal accounting controls. We are also required to maintain accurate information and control over sales and distributors' activities that may fall within the purview of the FCPA, its books and records provisions and its anti-bribery provisions.

        The standard of intent and knowledge in the Anti-Bribery cases is minimal—intent and knowledge are usually inferred from that fact that bribery took place. The accounting provisions do not require intent. Violations of the FCPA's anti-bribery provisions for corporations and other business entities are subject to a fine of up to $2 million and officers, directors, stockholders, employees, and agents are subject to a fine of up to $100,000 and imprisonment for up to five years. Other countries, including the United Kingdom and other OECD Anti-Bribery Convention members, have similar anti-corruption regulations, such as the United Kingdom Bribery Act.

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

        As of December 31, 2013, we had 32 issued patents in the United States and 65 issued patents outside of the United States covering genes and methods that are components of the Oncotype DX breast, colon and prostate cancer tests or research methods and platform technologies. For patents issued by the European Patent Office, we have validated each patent in key European Union countries. In addition, we have a number of pending patent applications in the United States and in other countries, including provisional and non-provisional filings. Our issued U.S. patents expire at various times between 2023 and 2032. Some of these U.S. patent applications also have corresponding pending or granted applications under the Patent Cooperation Treaty in Canada, Europe, Japan, Australia and other jurisdictions. In these patent applications, we have either sole or joint ownership positions. In certain cases where joint ownership positions were created, we have negotiated contractual provisions providing us with the opportunity to acquire exclusive rights under the patent applications. Under some patent applications, we have elected to allow exclusive options to lapse without exercising the option. The joint ownership agreements generally are in the form of material data transfer agreements that were executed at the onset of our collaborations with third parties.

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

Research and Development Expenses

        Research and development expenses were $66.3 million, $49.1 million and $39.9 million for the years ended December 31, 2013, 2012, and 2011, respectively. During 2013, we made a $9.0 million up-front payment under an exclusive licensing agreement to technology and intellectual property to further develop, validate and subsequently commercialize a multi-gene test to predict benefit from DNA damage-based chemotherapy drugs, such as the commonly used anthracycline-based regimens, in breast cancer. We also continued to conduct research and development studies in breast, colon, prostate and other cancers, including proprietary platforms that incorporate emerging molecular technologies to develop non-invasive tests that can be performed on blood or urine.

Employees

        As of December 31, 2013, we had 684 employees, including 129 in clinical reference laboratory operations, 141 in research and development, including bioinformatics, 251 in sales and marketing, 86 in information technology and systems and 77 in general and administrative functions. None of our employees are covered by collective bargaining arrangements, and our management considers its relationships with employees to be good.

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

        We have historically incurred substantial net losses. From our inception in August 2000 through December 31, 2013, we had an accumulated deficit of $170.3 million. We expect to continue to invest in our product pipeline, including our current Oncotype DX tests and future products, and in our global commercial infrastructure, our laboratory operations and next generation sequencing and other technology. For the year ended December 31, 2013, our research and development expenses were $66.3 million and our selling and marketing expenses were $110.6 million. We expect our expense levels to continue to increase for the foreseeable future as we seek to globally expand the clinical utility of our Oncotype DX breast cancer test, drive adoption of and reimbursement for our Oncotype DX colon cancer and prostate cancer tests and develop and commercialize new tests. As a result, we will need to generate significant growth in revenues in order to achieve sustained profitability. Our failure to achieve sustained profitability in the future could cause the market price of our common stock to decline.

Continued weak general economic or business conditions could have a negative impact on our business.

        Continuing concerns over prolonged high unemployment levels, entitlement and healthcare reform efforts, regulatory changes and taxation issues, and geopolitical issues have contributed to continued volatility and uncertain expectations for both the U.S. and global economies. These factors, combined with uncertainties in business and consumer confidence, continued concerns regarding the stability of some European Union member countries, and slowing economic growth in China, have contributed to the expectations of slower domestic and global economic growth in the near term. These economic conditions continued to impact product payment cycles, growth in tests delivered and product revenues generated during the year ended December 31, 2013. If the economic environment does not improve or deteriorates, our business, including our patient population, our suppliers and our third-party payors, could be negatively affected, resulting in a negative impact on our product revenues.

Healthcare policy changes, including recently enacted legislation reforming the U.S. healthcare system, may have a material adverse effect on our financial condition and results of operations.

        The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the ACA, enacted in March 2010, makes changes that are expected to significantly impact the pharmaceutical and medical device industries and clinical laboratories. This includes the ACA mandate for a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule, or CLFS, of 1.75% for the years 2011 through 2015 and a productivity adjustment to the CLFS. In addition beginning in 2013, each medical device manufacturer pays a sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices that are listed with the FDA. Although the FDA has contended that clinical laboratory tests that are developed and validated by a laboratory for its own use, or LDTs, such as our Oncotype DX breast, colon and prostate cancer tests are medical devices, none of our products are currently listed with the FDA. We cannot assure you that the tax will not be extended to services such as ours in the future.

        Other significant measures contained in the ACA include, for example, coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. The ACA also includes significant new fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. In addition, the ACA establishes an Independent Payment Advisory Board, or IPAB, to reduce the per capita rate of growth in Medicare spending. The IPAB has broad discretion to propose policies to reduce expenditures, which may have a negative impact on payment rates for services. The IPAB proposals may impact payments for clinical laboratory services beginning in 2016 and for hospital services beginning in 2020. We are monitoring the impact of the ACA in order to enable us to determine the trends and changes that may be necessitated by the legislation that may potentially impact our business over time.

        In addition to the ACA, the effect of which cannot presently be fully quantified given its recent implementation, various healthcare reform proposals have also emerged from federal and state governments. For example, in February 2012, Congress passed the "Middle Class Tax Relief and Job Creation Act of 2012" which in part reduced the potential future cost-based increases to the Medicare CLFS by 2%. Overall the expected total fee cut to the CLFS for 2013 was 2.95% not including the further reduction of 2% from implementation of the automatic expense reductions (sequester) under the Budget Control Act of 2011, which went into effect for dates of service on or after April 1, 2013. Reductions made by the Congressional sequester are applied to total claims payment made. While the sequester reductions do not result in a rebasing of the negotiated or established Medicare or Medicaid reimbursement rates, rebasing could occur as a result of future legislation.

        State legislation on reimbursement applies to Medicaid reimbursement and Managed Medicaid reimbursement rates within that state. Some states have passed or proposed legislation that would revise reimbursement methodology for clinical laboratory payment rates under those Medicaid programs. In October 2011, CMS approved California's plan, to reduce certain Medi-Cal payments by 10% retroactive to June 1, 2011. In February 2012, Medi-Cal began the recoupment process adjusting sporadically payments on new claims. According to the California Department of Health Care Services, the cut would apply to various healthcare providers and outpatient services including laboratory services with exceptions for certain acute illness and physician specialties. In addition, the California legislature introduced an amendment to the Plan, which if approved by CMS could potentially apply an additional 10% reduction to laboratory payments retroactive to July 1, 2012. CMS has requested additional information from the

Medi-Cal program and has not yet issued a response to Medi-Cal's reimbursement reduction recommendation.

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

        In June 2011, the FDA issued draft guidance regarding "Commercially Distributed In Vitro Diagnostic Products Labeled for Research Use Only or Investigational Use Only," which was finalized in 2013. In addition, during 2011 the FDA also issued other draft guidance documents which may impact our tests or our future tests, including draft guidance regarding Mobile Medical Applications which is directed at patient management tools. The Mobile Medical Application guidance document was finalized in September 2013, but it does not address laboratory-developed tests like ours, leaving our tests under enforcement discretion by the FDA. In November 2013, the FDA published a list of planned guidance documents that the agency stated it intends to focus on in its fiscal year 2014, including the finalization of previously issued draft guidance which could include guidance documents addressing FDA regulation of laboratory tests such as ours. To date, the FDA has not issued any of these planned guidance documents. In January 2014, the FDA issued draft guidance on the use of "Interactive Promotional Media" to address the application of social media to FDA-regulated drug and biologics. The FDA is expected to issue similar draft guidance for medical devices by July 2014. We cannot predict the ultimate timing or form of any such guidance or regulation and the potential impact on our existing tests, our tests in development or the materials used to perform our tests. While we qualify all materials used in our tests according to CLIA regulations, we cannot be certain that the FDA might not enact rules or guidance documents which could impact our ability to purchase materials necessary for the performance of our tests. Should any of the reagents obtained by us from suppliers and used in conducting our tests be affected by future regulatory actions, our business could be adversely affected by those actions, including increasing the cost of testing or delaying, limiting or prohibiting the purchase of reagents necessary to perform testing.

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

        We have obtained limited reimbursement from private third-party payors in the United States for our Oncotype DX colon cancer test launched in January 2010. We expect to focus resources on obtaining adoption of and reimbursement coverage for this test. We have obtained limited reimbursement from private third-party payors in the United States for our Oncotype DX breast cancer test for N+ and DCIS patients launched in 2008 and December 2011, respectively. Until further clinical data is presented, our

N+ and DCIS indication for our breast cancer test and our colon cancer test may be considered investigational by payors and therefore may not be covered under their reimbursement policies.

        We believe it may take several years to achieve reimbursement with a majority of third-party payors for our N+ and DCIS indication for our breast cancer test and our colon cancer test. In addition, the launch of our test for prostate cancer in May 2013 requires that we expend substantial time and resources in order to drive adoption of and reimbursement for this test. We cannot predict whether, under what circumstances, or at what payment levels payors will reimburse for these tests. If we fail to establish broad adoption of and reimbursement for our colon and prostate cancer tests, our reputation could be harmed and our future prospects and our business could suffer.

        Based upon our experience in obtaining adoption and reimbursement for our Oncotype DX breast and colon cancer tests, we do not expect product revenues from our prostate cancer test to comprise more than 10% of our total revenues for at least a year or more following commercial availability. We may not be able to obtain Medicare reimbursement coverage for our prostate cancer test, or obtain third-party payor reimbursement for patients with colon or prostate cancer or with DCIS that is similar to the coverage we have obtained for our invasive breast cancer test.

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

        The majority of our international Oncotype DX breast and colon cancer test revenues come from direct payor reimbursement, payments from our distributors, patient self-pay, and clinical collaborations in various countries. In many countries outside of the United States, various coverage, pricing and reimbursement approvals are required. We expect that it will take several years to establish broad coverage and reimbursement for our tests with payors in countries outside of the United States, and our efforts may not be successful. Once established, reimbursement levels outside of the United States may vary considerably from the domestic reimbursement amounts we receive. In addition, because we rely on distributors to obtain reimbursement for our tests, to the extent we do not have direct reimbursement arrangements with payors, we may not be able to retain reimbursement coverage in certain countries with a particular payor if our agreement with a distributor is terminated or expires or a distributor fails to pay us for other reasons. Distributors of our tests may also be negatively affected by the financial instability of, and austerity measures implemented by, several countries in the European Union and elsewhere.

The prices at which our tests are reimbursed may be reduced by Medicare and private and other payors, and any such changes could have a negative impact on our revenues.

        Even if we are being reimbursed for our tests, Medicare, Medicaid and private and other payors may withdraw their coverage policies, cancel their contracts with us at any time, review and adjust the rate of reimbursement, require co-payments from patients or stop paying for our tests, which would reduce our revenues. In addition, insurers, including managed care organizations as well as government payors such as Medicare and Medicaid, have increased their efforts to control the cost, utilization and delivery of healthcare services. These measures have resulted in reduced payment rates and decreased utilization for the clinical laboratory industry. Noridian Healthcare Solutions and Palmetto GBA (the Medicare contractors processing and setting coverage payment policies, respectively, for tests billed by our laboratory) and other Medicare contractors review coverage and reimbursement rates annually. Furthermore, Congress has from time to time considered and implemented changes to the Medicare fee schedules in conjunction with budgetary legislation, and pricing and payment terms, including the possible requirement of a patient co-payment for Medicare beneficiaries for tests covered by Medicare, are subject to change at any time. Reductions in the reimbursement rate of payors may occur in the future. Reductions in the prices at which our tests are reimbursed or the imposition of a patient co-payment could have a negative impact on our revenues.

        Currently, there is no specific Current Procedural Terminology, or CPT, procedure code or group of codes to report the Oncotype DX breast, colon or prostate cancer tests. The tests are reported under a non-specific, unlisted procedure code, which is subject to manual review of each claim. With regard to Medicare's current reimbursement of our Oncotype DX breast cancer test, we were informed that, under the local coverage determination, claims are to be paid consistent with the average allowed reimbursement rate for claims that were billed and processed to completion as of September 30, 2005 and based upon other factors. This reimbursement rate remains in effect as of the date of this report, but is subject to review and adjustment. A Healthcare Common Procedure Coding System, or HCPCS, code has been issued effective January 1, 2006 for the Oncotype DX breast cancer test that some private third-party payors may accept on claims for the test. However, Medicare will not accept this HCPCS code.

        In November 2013, we applied for a specific CPT code for our Oncotype DX breast cancer test under the MAAA subsection of AMA CPT codes. In March 2014, the AMA posted the Summary of Panel Actions taken by the CPT Editorial Panel at the February meeting, which included acceptance of our application for a test-specific CPT code for our Oncotype DX breast cancer test. Our test was accepted as a Category I code, which means that the CPT Editorial Panel determined that the Oncotype DX breast cancer test met the utilization and evidence requirements for a Category I code. We expect the new code to be considered for review in July 2014 by Medicare at their annual public meeting seeking input on rate setting for new tests under the CLFS. Under Medicare law, the CMS establishes a reimbursement rate for a new test code either by a "crosswalk" or "gapfill" process. Under the crosswalk process, Medicare assigns a rate for a new test by reference to the rate for a similar test. Under the gapfill process, our reimbursement rate would be established first by the local Medicare Administrative Contractors, or MAC, in 2015 and then a national limitation amount would be established for 2016 based upon the reimbursement rate established by the local MAC. The gapfill process is generally applied when no similar test exists to crosswalk reimbursement rate. In its final determination for the 2014 CLFS, CMS announced a policy regarding payment for all MAAA codes then-under consideration under which it indicated that it would apply the gapfill process if the Medicare contractor determines the code is payable. We do not know whether the rate setting process for a new test-specific code for Oncotype DX breast cancer test will impact our current payment rate for this test, and there can be no assurance that an adequate payment rate will continue to be assigned to the test.

        Additionally, on a five year rotational basis, Medicare requests bids for its regional MAC services. In 2008, we were notified of the transition from our initial MAC to Palmetto GBA as a result of this bidding process. Palmetto GBA has issued coverage and payment determinations on our Oncotype DX tests since that transition. The claims processing function transitioned to Noridian Healthcare Solutions in September 2013, however coverage and payment rate determinations for our tests remain with Palmetto GBA at this time. The change in the MAC processing the Medicare claims for our tests delayed reimbursement for a brief period of time. Future changes in the MAC may affect our ability to obtain Medicare coverage and reimbursement for products for which we do not yet have coverage or any products we may launch in the future or delay payments, including payments for our Oncotype DX prostate cancer test.

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

        Reimbursement on behalf of patients covered by Medicare accounted for 21%, 22% and 22% of our product revenues for the years ended December 31, 2013, 2012, and 2011, respectively. Accounts receivable on behalf of patients covered by Medicare represented 28%, 21% and 27% of our net accounts receivable at December 31, 2013, 2012, and 2011, respectively. While there were no other third-party payors representing 10% or more of our product revenues for these periods, there have been in the past, and may be in the future, other payors accounting for 10% or more of our product revenues. Because the majority of stage II and stage III colon cancer patients and prostate cancer patients in the United States are age 65 and over, and thus insured by Medicare, we may become more dependent on Medicare reimbursement in the future. It is possible that Medicare or other third-party payors that provide reimbursement for our tests may suspend, revoke or discontinue coverage at any time, may require co-payments from patients, or may reduce the reimbursement rates payable to us. Any such action could have a negative impact on our revenues.

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

        As our test volume grows, we will need to continue to ramp up our testing capacity, implement increases in scale and related processing, customer service, billing and systems process improvements, and expand our internal quality assurance program, technology and manufacturing platforms to support testing on a larger scale. We will also need additional certified laboratory scientists and other scientific and technical personnel to process higher volumes of our tests. We cannot assure you that any increases in scale, related improvements and quality assurance will be successfully implemented or that appropriate personnel will be available. As additional products are commercialized, such as our prostate cancer test, we will need to bring new equipment on-line, implement new systems, technology, controls and procedures and hire personnel with different qualifications. We cannot assure you that any such efforts will not result in delays. Failure to implement necessary procedures, transition to new equipment or processes or to hire the necessary personnel could result in higher cost of processing or an inability to meet market demand. There can be no assurance that we will be able to perform tests on a timely basis at a level consistent with demand, that our efforts to scale our commercial operations will not negatively affect the quality of test results, or that we will be successful in responding to the growing complexity of our testing operations. If we encounter difficulty meeting market demand or quality standards for our tests, our reputation could be harmed and our future prospects and our business could suffer.

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

        Our Oncotype DX colon cancer test predicts recurrence but, unlike our test for invasive breast cancer, does not predict chemotherapy benefit. Our new Oncotype DX prostate cancer test provides physicians and patients with a new way to assess the aggressiveness of a patient's prostate cancer. We will need to educate physicians, patients and payors about the benefits and cost-effectiveness of these tests and to establish reimbursement arrangements for these tests with payors. We have and expect to continue to hire additional commercial, sales, scientific, technical and other personnel to support this process. If our marketing and educational efforts do not result in sufficient physician or patient demand, we may not be able to obtain adequate reimbursement for these tests. If we fail to successfully establish adoption of and additional reimbursement beyond Medicare for our colon cancer test, our reputation could be harmed and our business could suffer. If we fail to successfully establish adoption of and reimbursement for our prostate cancer test, our reputation could be harmed and our business could suffer.

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

        Our ability to compete and to achieve sustained profitability is impacted by our ability to protect our proprietary discoveries and technologies. We currently rely on a combination of issued patents, patent applications, copyrights, trademarks, and confidentiality, material data transfer, license and invention assignment agreements to protect our intellectual property rights. We also rely upon trade secret laws to protect unpatented know-how and continuing technological innovation. Our intellectual property strategy is intended to develop and maintain our competitive position. Patents may be granted to us jointly with other organizations, and while we may have a right of first refusal, we cannot guarantee that a joint owner will not license rights to another party, and we cannot guarantee that a joint owner will cooperate with us in the enforcement of patent rights.

        Our pending patent applications may not result in issued patents, and we cannot assure you that our issued patents or any patents that might ultimately be issued by the U.S. Patent and Trademark Office, or USPTO, will protect our technology. In addition, we do not file patent applications in every country nor is patent protection available in every country. We may face competition internationally in jurisdictions where we do not have intellectual property protection. Any patents that may be issued to us might be challenged by third parties as being invalid or unenforceable, or third parties may independently develop similar or competing technology that avoids our patents.

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

        There have been several cases involving "gene patents" and diagnostic claims that have been considered by the U.S. Supreme Court. In March 2012, the Supreme Court in Mayo Collaborative v. Prometheus Laboratories, or Prometheus, found a patented diagnostic method claim unpatentable because the relationship between a metabolite concentration and optimized dosage was a patent-ineligible "law of nature." In June 2013, the Supreme Court ruled in ACLU v. Myriad Genetics, or Myriad, that an isolated genomic DNA sequence is not patent eligible while cDNA is eligible. Both the Prometheus and Myriad decisions affect the legal concept of subject matter eligibility by seemingly narrowing the scope of the statute defining patentable inventions.

        On July 3, 2012, the USPTO issued a memorandum to patent examiners providing guidelines for examining process claims for patent eligibility in view of the Supreme Court decision in Prometheus. The guidance indicates that claims directed to a law of nature, a natural phenomenon, or an abstract idea that do not meet the eligibility requirements should be rejected as non-statutory subject matter. We cannot assure you that our patent portfolio will not be negatively impacted by the decisions described above, rulings in other cases or changes in guidance or procedures issued by the USPTO.

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

        We also face competition from companies that offer products or have conducted research to profile genes, gene expression or protein expression in breast, colon or prostate cancer, including public companies such as GE Healthcare, a business unit of General Electric Company, Hologic, Inc., Myriad Genetics, Inc., NanoString Technologies, Inc., Novartis AG, Qiagen N.V. and Response Genetics, Inc., and many private companies. We also face competition from commercial laboratories with strong distribution networks for diagnostic tests, such as Laboratory Corporation of America Holdings and Quest Diagnostics Incorporated. We may also face competition from Illumina, Inc. and Thermo Fisher Scientific Inc,, both of which have announced their intention to enter the clinical diagnostics market. Other potential competitors include companies that develop diagnostic tests such as Roche Diagnostics, a division of Roche Holding, Ltd, Siemens AG and Veridex LLC, a Johnson & Johnson company, as well as other companies and academic and research institutions.

        In our newly established prostate cancer market, we face comparatively greater competition than in our breast cancer market, including competition from products which were on the market prior to our product launch and which are supported by clinical studies and published data. This existing direct and indirect competition for tests and procedures may make it difficult to gain market share, impact our ability to obtain reimbursement or result in a substantial increase in resources necessary for us to successfully commercialize our Oncotype DX prostate cancer test.

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

        In the past, we have entered into clinical trial collaborations with highly regarded organizations in the cancer field including, for example, the National Surgical Adjuvant Breast and Bowel Project, or NSABP. Our success in the future depends in part on our ability to enter into agreements with other leading cancer organizations. This can be difficult due to internal and external constraints placed on these organizations. Some organizations may limit the number of collaborations they have with any one company so as to not be perceived as biased or conflicted. Organizations may also have insufficient administrative and related infrastructure to enable collaborations with many companies at once, which can prolong the time it takes to develop, negotiate and implement collaboration. Additionally, organizations often insist on retaining the rights to publish the clinical data resulting from the collaboration. The publication of clinical data in peer-reviewed journals is a crucial step in commercializing and obtaining reimbursement for tests such as ours, and our inability to control when, if ever, results are published may delay or limit our ability to derive sufficient revenues from any product that may result from a collaboration.

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

  •
  competition from local and regional product offerings;

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

  •
  lack of intellectual property protection in certain markets;

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

        As of December 31, 2013, we have entered into exclusive distribution agreements for the sale of our breast, colon and prostate cancer tests with approximately 20 distributors covering more than 90 countries. We may enter into other similar arrangements to distribute our tests in other countries in the future. We intend to continue to grow our business internationally, and to do so we may need to attract additional distributors to expand the territories in which we sell our tests. Distributors may not commit the necessary resources to market and sell our tests to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to enter into arrangements with distributors to market our tests in particular geographic areas, we may not realize long-term international revenue growth. In addition, our revenue from distributors could be negatively impacted as a result of changes in business cycles, business or economic conditions or other factors that could affect their ability to pay us for tests on a timely basis or at all. Regulatory requirements, costs of doing business outside of the United States and the reimbursement process in foreign markets may also impact our revenues from international sales or impact our ability to increase international sales in the future.

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

  •
  acquire, license or invest in technologies, including next generation sequencing and liquid biopsy;

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

  •
  costs related to future product launches;

  •
  the rate of progress and cost of research and development activities associated with products in research and development focused on cancers other than breast, colon and prostate cancer;

  •
  the rate of progress and cost of research and development activities associated with next generation sequencing;

  •
  the costs of acquiring, licensing or investing in technologies, including next generation sequencing and liquid biopsy;

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

        As our business grows, we are required to comply with increasingly complex taxation rules and practices. We are subject to tax in multiple U.S. tax jurisdictions and in foreign tax jurisdictions as we expand internationally. The development of our tax strategies requires additional expertise and may impact how we conduct our business. Our future effective tax rates could be unfavorably affected by changes in, or interpretations of, tax rules and regulations in the jurisdictions in which we do business, by lapses of the availability of the U.S. research and development tax credit or by changes in the valuation of our deferred tax assets and liabilities. Furthermore, we provide for certain tax liabilities that involve significant judgment. We are subject to the examination of our tax returns by federal, state and foreign tax authorities, which could focus on our intercompany transfer pricing methodology as well as other matters. The Internal Revenue Service was auditing our 2010 federal tax return at December 31, 2013. If our tax strategies are ineffective or we are not in compliance with domestic and international tax laws, our financial position, operating results and cash flows could be adversely affected.

ITEM 1B.    Unresolved Staff Comments.

        None.

ITEM 2.    Properties.

        At December 31, 2013, we leased approximately 144,900 square feet of laboratory and office space in Redwood City, California under operating leases that expire between March 2018 and March 2019, with options for us to extend the term of each lease for an additional five years. We also leased approximately 2,500 square feet of office space in Geneva, Switzerland under an operating lease that expires in May 2015. Additionally, we have offices in the United Kingdom and Germany with short-term rental agreements. We may need additional facilities in the future as we expand our business and believe that additional space, when needed, will be available on commercially reasonable terms.

ITEM 3.    Legal Proceedings.

        We were not a party to any material legal proceedings at December 31, 2013, or at the date of this report. We may from time to time become involved in various legal proceedings arising in the ordinary course of business.

ITEM 4.    Mine Safety Disclosures.

        Not applicable.

Executive Officers of the Registrant

        The names of our executive officers and their ages as of March 1, 2014, are as follows:

Name	Age	Position
Kimberly J. Popovits	55	President and Chief Executive Officer
G. Bradley Cole	58	Chief Operating Officer
Steven Shak, M.D.	63	Executive Vice President of Research & Development
Dean L. Schorno	51	Chief Financial Officer
Kathy L. Hibbs	50	Senior Vice President and General Counsel; Secretary

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

        Steven Shak, M.D., has served as our Executive Vice President of Research and Development since July 2012 and as our Chief Medical Officer from December 2000 to August 2013. From July 1996 to October 2000, Dr. Shak served in various roles in Medical Affairs at Genentech, most recently as Senior Director and Staff Clinical Scientist. From November 1989 to July 1996, Dr. Shak served as a Director of Discovery Research at Genentech, where he was responsible for Pulmonary Research, Immunology, and Pathology. Prior to joining Genentech, Dr. Shak was an Assistant Professor of Medicine and Pharmacology at the New York University School of Medicine. Dr. Shak holds a B.A. in Chemistry from Amherst College and an M.D. from the New York University School of Medicine, and completed his post-doctoral training at the University of California, San Francisco.

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

 PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock, par value $0.0001 per share, is traded on the NASDAQ Global Market under the symbol "GHDX." The following table sets forth the range of high and low sales prices for our common stock for the periods indicated:

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Stock price—high	$29.65	$37.49	$36.07	$35.89
Stock price—low	$26.72	$26.99	$30.58	$28.99

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Stock price—high	$31.93	$35.06	$36.94	$36.80
Stock price—low	$25.60	$27.63	$30.93	$26.42

        According to the records of our transfer agent, we had 55 stockholders of record as of February 28, 2014.

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

        Set forth below is a line graph showing the cumulative total stockholder return (change in stock price plus reinvested dividends) assuming the investment of $100 on December 31, 2007 in each of our common stock, the NASDAQ Market Index and the NASDAQ Biotechnology Index for the period commencing on December 31, 2008 and ending on December 31, 2013. The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG GENOMIC HEALTH, INC.,
NASDAQ MARKET INDEX AND NASDAQ BIOTECHNOLOGY INDEX

	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013
Genomic Health, Inc.	$100.00	$100.41	$109.80	$130.34	$139.84	$150.26
NASDAQ Market Index	$100.00	$144.84	$170.58	$171.34	$200.03	$283.43
NASDAQ Biotechnology Index	$100.00	$104.67	$112.89	$127.04	$169.50	$288.38

ITEM 6.    Selected Financial Data.

        The following selected consolidated financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this report. The selected consolidated balance sheet data at December 31, 2013 and 2012 and the selected consolidated statements of operations data for each year ended December 31, 2013, 2012 and 2011 have been derived from our audited consolidated financial statements that are included elsewhere in this report. The selected consolidated balance sheet data at December 31, 2011, 2010 and 2009 and the selected consolidated statements of operations data for each year ended December 31, 2010 and 2009 have been derived from our audited consolidated financial statements not included in this report. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Product revenues	$259,192	$233,457	$204,766	$174,870	$146,581
Contract revenues	2,403	1,716	1,345	3,231	2,967

Total revenues	261,595	235,173	206,111	178,101	149,548
Operating expenses(1):
Cost of product revenues	42,100	37,018	33,832	34,634	32,562
Research and development	66,333	49,104	39,864	33,225	35,691
Selling and marketing	110,602	93,553	83,613	71,405	61,132
General and administrative	54,392	47,064	40,543	34,913	29,564

Total operating expenses	273,427	226,739	197,852	174,177	158,949

Income (loss) from operations	(11,832)	8,434	8,259	3,924	(9,401)
Impairment on investments	(643)	—	—	—	—
Interest income, net	222	295	221	232	612
Other income (expense), net	(158)	(58)	(205)	(4)	(62)

Income (loss) before income taxes	(12,411)	8,671	8,275	4,152	(8,851)
Income tax expense (benefit)	346	422	429	(136)	560

Net income (loss)	$(12,757)	$8,249	$7,846	$4,288	$(9,411)

Basic net income (loss) per share	$(0.42)	$0.27	$0.27	$0.15	$(0.33)

Diluted net income (loss) per share	$(0.42)	$0.26	$0.26	$0.14	$(0.33)

Weighted-average shares used in computing basic net income (loss) per share	30,512	30,326	29,395	28,815	28,563

Weighted-average shares used in computing diluted net income (loss) per share	30,512	32,152	30,754	29,653	28,563

(1)
Includes non-cash charges for employee stock-based compensation expense as follows:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Cost of product revenues	$483	$441	$335	$342	$364
Research and development	4,873	3,992	3,017	2,881	3,098
Selling and marketing	4,369	4,191	3,194	3,086	3,171
General and administrative	7,732	6,480	5,189	4,035	3,522

Total	$17,457	$15,104	$11,735	$10,344	$10,155

	At December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$105,350	$99,065	$100,474	$76,818	$57,448
Working capital	115,160	104,869	102,856	76,097	55,541
Total assets	177,034	153,734	142,998	110,861	88,107
Notes payable	—	—	—	—	225
Accumulated deficit	(170,269)	(157,512)	(165,761)	(173,607)	(177,895)
Total stockholders' equity	144,981	126,326	115,359	86,110	68,509

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included in Item 8 of this report. Historical results are not necessarily indicative of future results.

Business Overview

        We are a global healthcare company that provides actionable genomic information to personalize cancer treatment decisions. We develop and globally commercialize genomic-based clinical laboratory services that analyze the underlying biology of cancer, allowing physicians and patients to make individualized treatment decisions. We offer our Oncotype DX tests as a clinical laboratory service, where we analyze the expression levels of genes in tumor tissue samples and provide physicians with a quantitative gene expression profile expressed as a single quantitative score, which we call a Recurrence Score for invasive breast cancer and colon cancer, a DCIS Score for ductal carcinoma in situ, or DCIS and a Genomic Prostate Score, or GPS, for prostate cancer.

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

        For the year ended December 31, 2013, more than 85,510 Oncotype DX test reports were delivered for use in treatment planning, compared to more than 74,520 and 66,600 test reports delivered for the years ended December 31, 2012 and 2011, respectively. All of our tests are conducted at our clinical reference laboratory in Redwood City, California. Our clinical reference laboratory processing capacity is currently approximately 100,000 tests annually, and has significant expansion capacity with incremental increases in laboratory personnel and equipment. As test processing for our Oncotype DX breast and colon cancer tests is essentially the same, except that the tests use different RNA extraction methods and analyze different genes, we believe that we currently have sufficient capacity to process both of our tests. In connection with the May 2013 launch of our prostate cancer test, we have expanded our clinical laboratory processing capacity. We expect our initial commercialization efforts of our prostate cancer test will result in increased costs for laboratory testing, including staffing-related costs, incremental sales and marketing staffing to introduce our product to a new group of physicians and patients, costs for clinical utility studies and costs associated with obtaining reimbursement coverage.

        We depend upon third-party payors, both public and private, to provide reimbursement for our tests. Accordingly, we have and expect to continue to focus substantial resources on obtaining reimbursement coverage from third-party payors.

        We have continued to expand our business, both in the United States and internationally. We plan to continue to use essentially the same business model internationally as we use in the United States, however, there are significant differences between countries that need to be considered. For example, different countries may have a public healthcare system, a combination of public and private healthcare system or a cash-based payment system. We have a direct commercial presence with employees and have consultants in some countries, including Canada, France, Germany, Ireland, Italy, Japan, the Netherlands, Switzerland and the United Kingdom. Additionally, we entered into exclusive distribution agreements for the sale of our breast and colon cancer tests with approximately 20 distributors covering more than 90 countries outside of the United States.

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

        The majority of our international Oncotype DX breast and colon cancer test revenues come from direct payor reimbursement, payments from our distributors, patient self-pay, and clinical collaborations in various countries. We have obtained some coverage for our breast cancer test outside of the United States, including in Argentina, Canada, the Czech Republic, Germany, Greece, Ireland, Israel, Saudi Arabia, Spain and the United Kingdom. In September 2013, we announced that the National Institute for Health and Care Excellence (NICE) in the United Kingdom issued its final guidance recommending Oncotype DX as the only multi-gene breast cancer test for use in clinical practice to guide chemotherapy treatment decisions for patients with early-stage, hormone receptor-positive, invasive breast cancer. We expect that it will take several years to establish broad coverage and reimbursement for our Oncotype DX breast, colon and prostate cancer tests with payors in countries outside of the United States and there can be no assurance that our efforts will be successful.

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

        Most national and regional third-party payors in the United States, along with the designated regional Medicare contractor for our tests, have issued positive coverage determinations for our Oncotype DX breast cancer test for patients with N-, ER+, invasive disease through contracts, agreements or policy decisions. The local carrier with jurisdiction for claims submitted by us for Medicare patients also provides coverage for our breast cancer test for DCIS, ER+ patients with node positive, or N+, disease (up to three positive lymph nodes) and invasive breast cancer patients where a lymph node status is unknown or not accessible due to a prior surgical procedure, or when the test is used to guide a neoadjuvant treatment decision. Additionally, some payors provide policy coverage for the use of our test in ER+ patients with N+ disease, including lymph node micro-metastasis (greater than 0.2 mm, but not greater than 2.0 mm in size). In July 2011, the American Journal of Managed Care published results of an economic assessment suggesting use of Oncotype DX in breast cancer patients with 1-3 positive nodes may improve health outcomes without adding incremental cost. However, we may not be able to obtain reimbursement coverage from other payors for our test for breast cancer patients with N+, ER+ disease.

        In December 2011, we made the Oncotype DX breast cancer test available for patients with DCIS, a pre-invasive form of breast cancer. The launch of Oncotype DX for DCIS patients was based upon presented positive results from a clinical validation study of the Oncotype DX breast cancer test in patients with DCIS, conducted by the Eastern Cooperative Oncology Group, or ECOG, a clinical trials cooperative group supported by the National Cancer Institute. The study met its primary endpoint by demonstrating that a pre-specified Oncotype DX DCIS Score derived from the Oncotype DX breast cancer test outperforms traditional clinical and pathologic measures to predict the risk of local recurrence, defined as either the development of a new invasive breast cancer or the recurrence of DCIS in the same breast. In May 2013, our Oncotype DX DCIS clinical validation study was published online in the Journal of National Cancer Institute. Following the publication of the results of this study, the Medicare contractor for our Oncotype DX breast cancer test expanded coverage to include patients with DCIS. Additionally, the Veterans Administration, Department of Defense hospital facilities and some private payors provide coverage for the Oncotype DX DCIS test. We expect that it may take several years to establish coverage with a majority of public and private payors for use of our test in DCIS patients and we may not be able to obtain such coverage.

        In September 2013, we began receiving samples for a second Oncotype DX DCIS clinical validation study to confirm and extend the observations of the published ECOG E5194 DCIS clinical validation study. We anticipate completing this study and reporting top line results in mid-2014.

  Oncotype DX Colon Cancer Test

        We expect to continue to focus resources on pursuing global adoption of and reimbursement for our Oncotype DX colon cancer test. We believe the key factors that will drive further adoption of this test include results from additional studies we sponsor, conduct or collaborate on that support the use of and increased coverage and reimbursement for the test, clinical presentations at major symposia, publications and our ongoing commercial efforts. In June 2011, at the American Society of Clinical Oncology, or ASCO, Annual Meeting, a second large study confirming that the Oncotype DX colon cancer test independently predicts individualized recurrence risk for stage II colon cancer was presented. In November 2011, positive results from the QUASAR clinical validation study were published online by the Journal of Clinical Oncology. Current or future studies of our colon cancer test may lead to inclusion of the test in clinical guidelines and as standard of care for indicated patients.

        Effective September 18, 2011, the designated regional Medicare contractor for our tests established a formal coverage policy for our Oncotype DX colon cancer test for patients with stage II colon cancer.

Additionally, the Veterans Administration, Department of Defense hospital facilities and some private payors provide coverage for the Oncotype DX colon cancer test.

        In June 2012, based on the positive results of the landmark randomized NSABP C-07 validation study, we began offering the Oncotype DX colon cancer test for use in patients with stage III disease treated with oxaliplatin-containing adjuvant therapy. In September 2012, at the European Society for Medical Oncology Congress, we presented these positive results from the NSABP C-07 study, including prediction of risk of recurrence, disease-free survival and overall survival in stage II and stage III colon cancer patients. In November 2013, the Journal of Clinical Oncology published positive results of the third successful validation of the Oncotype DX colon cancer test in patients with stage II disease and the first validation study in patients with stage III disease.

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

        In November 2013, the Current Medical Research & Opinion published positive results from the Partnership for Health Analytic Research clinical utility analysis of the Oncotype DX colon cancer test, demonstrating that use of the assay changes treatment recommendations in 29% of stage II colon cancer patients.

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

        In September 2012, we announced positive top line results from this clinical validation study of our biopsy-based prostate cancer test. As a result of this clinical validation study meeting its primary end point, we launched our Oncotype DX prostate cancer test in May 2013 and made the test commercially available worldwide. The test provides a Genomic Prostate Score, or GPS, that predicts disease aggressiveness in men with low risk disease. This test may be used to improve treatment decisions for prostate cancer patients, in conjunction with the Gleason score, or tumor grading.

        We expect to invest substantial resources related to continued clinical studies and the global adoption of our prostate cancer test. We expect our commercialization efforts for our prostate cancer test will result in further increased costs for laboratory testing, including staffing-related costs, incremental sales and marketing staffing to introduce this product to a new group of physicians and patients, costs for clinical utility studies and costs associated with obtaining reimbursement coverage.

        In September 2013, we began receiving samples for a second Oncotype DX prostate cancer clinical validation study to reinforce the value of our test in predicting adverse pathology, and to further demonstrate its role in predicting biochemical recurrence, a longer-term outcome also associated with aggressive disease. We anticipate completing this study and reporting top line results in mid-2014.

        Based upon our experience in obtaining adoption and reimbursement for our Oncotype DX breast and colon cancer tests, we do not expect product revenues from our prostate cancer test to comprise more than 10% of our total revenues for at least a year or more following its launch.

  Product Development Opportunities

        In addition to developing products to address new cancer areas, we continually look to expand the clinical utility and addressable patient populations for our existing cancer tests. These developments efforts may lead to a wide variety of possible new products covering various treatment decisions, including:

  •
  Risk assessment;

  •
  Screening and prevention;

  •
  Early disease diagnosis;

  •
  Adjuvant and/or neoadjuvant disease treatment;

  •
  Metatastic disease treatment selection; and

  •
  Treatment monitoring.

        Our new products may address a specific clinical need or guide a targeted therapy decision and may also leverage our "next generation" sequencing, or NGS capabilities to expand our product opportunities or may use non-invasive tests that can be performed on blood and urine to quantify the presence and burden of cancer as well as the sensitivity or resistance to specific drug therapies..

  Technology

        In our Oncotype DX platform we utilize existing technologies, such as RT-PCR, and information technologies and optimize and integrate them into new processes. We are also incorporating new technologies, such as high-throughput "next generation" sequencing, or NGS, in our research and development laboratory. NGS technologies parallelize the sequencing process, producing millions of sequences at once. These technologies are intended to provide DNA and RNA sequence information in greater amounts and at lower cost than standard methods. We have created proprietary methods for NGS analysis of fixed paraffin embedded, or FPE, tissue nucleic acids, created bioinformatics programs and infrastructure for data storage and analysis, and plan to rely on NGS as the technological source of new biomarkers in the future. We expect to continue to develop the capabilities of various technologies into proprietary platforms to create new products.

  Economic Environment

        Continuing concerns over prolonged high unemployment levels, entitlement and health care reform efforts, regulatory changes and taxation issues, and geopolitical issues have contributed to uncertain expectations both for the U.S. and global economies. These factors, combined with uncertainties in business and consumer confidence, continued concerns regarding the stability of some European Union member countries and slowing growth in China, have contributed to the expectations of slower domestic and global economic growth in the near term. We periodically evaluate the impact of the economic environment on our cash management, cash collection activities and volume of tests delivered.

        As of the date of this report, we have not experienced a loss of principal on any of our short-term marketable securities, and we expect that we will continue to be able to access or liquidate these investments as needed to support our business activities. We periodically monitor the financial position of our significant third-party payors, which include Medicare and managed care companies. As of the date of this report, we do not expect the current economic environment to have a material negative impact on our ability to collect payments from third-party payors in the foreseeable future. The economic environment continued to impact product payment cycles, growth in tests delivered and product revenue generated during the year ended December 31, 2013. Specifically, the economic impact of the recent implementation of healthcare reform and the sequester resulting from the Budget Control Act of 2011, discussed below, resulted in a negative impact on our product revenues for year ended December 31, 2013. We intend to continue to assess the impact of the economic environment on our business activities. If the economic environment does not improve or deteriorates, our business including our patient population, government and third-party payors and our distributors and suppliers could be negatively affected, resulting in a negative impact on our product revenues.

  U.S. Healthcare Environment

        The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or, collectively, the ACA, enacted in March 2010, makes changes that are expected to significantly impact the pharmaceutical and medical device industries and clinical laboratories. The ACA contains a number of provisions designed to generate the revenues necessary to fund expanded health insurance coverage, including new fees or taxes on certain health related industries, including medical device manufacturers. Beginning in 2013, each medical device manufacturer will have to pay sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices that are listed with the FDA. Although the Food and Drug Administration, or FDA, has contended that clinical laboratory tests that are developed and validated by a laboratory for its own use, referred to as LDTs, such as our Oncotype DX breast, colon and prostate cancer tests, are medical devices, none of our products are currently listed with the FDA. We cannot assure you that the tax will not be extended to services such as ours in the future.

        The ACA also mandates a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule, or CLFS, of 1.75% for the years 2011 through 2020 and a productivity adjustment to the CLFS. In addition, the ACA establishes a board that is charged with reducing the per capita rate of growth in Medicare spending. We are monitoring the impact of the ACA in order to enable us to determine the trends and changes that may be necessitated by the legislation that may potentially impact on our business over time.

        In February 2012, Congress passed the "Middle Class Tax Relief and Job Creation Act of 2012" which in part reduced the potential future cost-based increases to the Medicare CLFS by 2%. Overall, the total fee cut to the CLFS for 2013 was 2.95% not considering the further reduction of 2% from implementation of the automatic expense reductions (sequester) under the Budget Control Act of 2011, which went into effect for dates of service on or after April 1, 2013. Reductions made by the Congressional sequester are applied to total claims payments made. While these reductions do not result in a rebasing of the negotiated or established Medicare or Medicaid reimbursement rates, rebasing could occur as a result of future legislation.

        In 2012 and again in 2013, the Centers for Medicare and Medicaid Services, or CMS, issued a preliminary determination for the CLFS which proposed not to recognize Multi-Analyte codes with Algorithmic Analyses, or MAAA, and questioned whether algorithm-based tests are covered benefits for Medicare beneficiaries. However, in its final determination in 2013, CMS determined that reimbursement rates could be set using rates established by local Medicare Administrative Contractors for those MAAA codes covered. In 2013, CMS adopted two rules that could, in the future, impact payments for clinical laboratory tests, like ours. First, CMS announced plans to review payments under the CLFS for all of the approximately 1,250 codes currently paid under the CLFS and make adjustments where appropriate for "changes in technology." Overall, CMS believes in reimbursement adjustments based on advances in technology to result in payment reductions, however CMS also did indicate that payment rates potentially could also adjust upwards if the payment rate was determined to be inadequate. Insofar as our tests are paid under unlisted codes at this time, it is unclear whether or not this technology review, when implemented starting in 2015, would impact payment rates for our tests, but it is possible that it could during periodic reviews. Second, CMS announced plans to package or bundle payments for clinical laboratory tests together with other services performed during hospital outpatient visits under the Hospital Outpatient Prospective Payment System. In its proposal, CMS indicated that it intends to exempt molecular diagnostic tests from this packaging proposal. Although our tests are generally not paid in the hospital outpatient setting and even when paid in such setting should be exempted as molecular diagnostic tests, it is possible that this proposal could impact payment for some portion of our tests in the future. Our current Medicare reimbursement determination is set by a local coverage decision and not set nationally by CMS.

        In November 2013, we applied for a specific laboratory billing code from the American Medical Association, the AMA, for our Oncotype DX breast cancer test under the CPT category of multianlayte tests, commonly referred to as MAAAs. In March 2014, the AMA posted the Summary of Panel Actions taken by the CPT Editorial Panel at the February meeting, which included acceptance of our application for a test-specific CPT code for our Oncotype DX breast cancer test. Our test was accepted as a Category I code, which means that the CPT Editorial Panel determined that the Oncotype DX breast cancer test met the utilization and evidence requirements for a Category I code. We expect the new code to be one of the tests considered for review in July 2014 by Medicare at their annual public meeting seeking input on rate setting for new codes under the Clinical Laboratory Fee Schedule. Under Medicare law, Medicare must establish a reimbursement rate for new codes either by a "crosswalk" or "gapfill" process. Under the crosswalk process, Medicare assigns a rate for a new test by reference to an existing reimbursement rate for a test considered similar to the Oncotype DX breast cancer test. If there is no test considered to be similar to the Oncotype DX breast cancer test, the gapfill process is assigned to our test under which the local MAC establishes rates in 2015 from which a national limitation amount will be established for 2016. We do not know for certain whether this will impact our current payment rate for our Oncotype DX breast cancer test. Based on current Medicare policy, and there can be no assurance that an adequate payment rate will continue to be assigned to the test.

        These or any future changes in covered benefit determination, bundled reimbursement rates, proposed fees or mandated reductions in payments may apply to some or all of our clinical laboratory tests delivered to Medicare, Medicare Advantage and Medicaid beneficiaries and subsequently influence private payor coverage and reimbursement.

  Changes in Medicare Administrative Contractor (MAC) services

        On a five year rotational basis, Medicare requests bids for its regional MAC services. In 2008, we were notified of the transition from our initial MAC, to Palmetto GBA as a result of this bidding process. Palmetto GBA issued coverage and payment determinations on our Oncotype DX tests since that transition. The claims processing function transitioned to Noridian Healthcare Solutions in September 2013. Operational changes in contractors processing claims have affected providers in the past, in some cases delaying payment for covered services while claims payment systems are brought on line and fully operational. Palmetto and Noridian have implemented and operate a joint program whereby Noridian processes claims for laboratories located in the jurisdiction applicable to our tests. Palmetto GBA under their MolDx Program is continuing to establish coverage, coding and reimbursement policies for molecular diagnostics located within the jurisdiction applicable to our tests. A change in the MAC processing Medicare claims for our tests, or an elimination of the MolDx Program or a change in the administrator of that program, could impact the coverage or payment rates for our current tests and our ability to obtain Medicare coverage for products for which we do not yet have coverage or any products we may launch in the future, or delay payments for our tests.

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

        As of December 31, 2013, amounts outstanding for tests delivered, net of write-downs and adjustments, which were not recognized as revenue upon delivery because our accrual revenue recognition criteria were not met and which had not been collected, totaled approximately $31 million. We cannot provide any assurance as to when, if ever, and to what extent these amounts will be collected.

        From time to time, we receive requests for refunds of payments, generally due to overpayments made by third-party payors. Upon becoming aware of a refund request, we establish an accrued liability for tests covered by the refund request until such time as we determine whether or not a refund is due. If we determine that a refund is due, we credit cash and reduce the accrued liability. Accrued refunds were $770,000 and $664,000 at December 31, 2013 and 2012, respectively.

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

  Accounts Receivable

        We accrue an allowance for doubtful accounts against our accounts receivable based on estimates consistent with historical payment experience. Our allowance for doubtful accounts is evaluated quarterly and adjusted when trends or significant events indicate that a change in estimate is appropriate. Historically, the amounts of uncollectible accounts receivable that have been written off have been consistent with management's expectations. We cannot assure you that we will not experience higher than expected write-offs in the future. As of December 31, 2013 and 2012, our allowance for doubtful accounts was $1.9 million and $1.1 million, respectively. See "Liquidity and Capital Resources" for additional information, including a summary of accounts receivable aging by payor mix.

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

  Deferred Tax Assets

        We are required to reduce our deferred tax assets by a valuation allowance if it is more likely than not that some or all of our deferred tax assets will not be realized. We must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of our valuation allowance, if any, we assess the likelihood that we will be able to recover our deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses and, based on all available evidence, we believe it is more likely than not that our recorded net deferred tax assets will not be realized. Accordingly, we recorded a valuation allowance against all of our net deferred tax assets at both December 31, 2013 and December 31, 2012. We will continue to maintain a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.

Results of Operations

  Comparison of Years Ended December 31, 2013, 2012 and 2011

        We recorded a net loss of $12.8 million for the year ended December 31, 2013, compared to net income of $8.2 million and $7.8 million for the years ended December 31, 2012 and 2011, respectively. On a basic per share basis, net income (loss) was $(0.42), $0.27 and $0.27 for the years ended December 31, 2013, 2012 and 2011, respectively. On a diluted per share basis, net income (loss) was $(0.42), $0.26 and $0.26 for the years ended December 31, 2013, 2012 and 2011, respectively. We may incur net losses in future periods due to future spending and fluctuations in our business, and we may not achieve or maintain sustained profitability in the future.

  Revenues

        We derive our revenues primarily from product sales and, to a lesser extent, from contract research arrangements. We operate in one industry segment. As of December 31, 2013, substantially all of our product revenues have been derived from the sale of our Oncotype DX breast cancer test. Payors are billed upon generation and delivery of test results to the physician. Product revenues are recorded on a cash basis unless a contract or arrangement to pay is in place with the payor at the time of billing and collectability is reasonably assured. Contract revenues are derived from studies conducted with biopharmaceutical and pharmaceutical companies and are recorded as contractual obligations are completed.

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Product revenues	$259,192	$233,457	$204,766
Contract revenues	2,403	1,716	1,345

Total revenues	$261,595	$235,173	$206,111

Year over year dollar increase in product revenues	$25,735	$28,691
Year over year percentage increase in product revenues	11%	14%

        The year over year increases in product revenues resulted from increased adoption, as primarily evidenced by a 15% increase in test volume for the year ended December 31, 2013 and a 12% increase in test volume for the year ended December 31, 2012. Test volume increases exceeded revenue increases primarily due to our recently launched Oncotype DX prostate cancer test, which does not yet have established reimbursement, and tests from certain international markets where we have not yet established reimbursement. For the year ended December 31, 2013 compared to the same period in 2012, the increase in product revenues attributable to increased test volume was partially offset by payments from Medicare totaling $1.2 million for colon cancer tests performed prior to the establishment of coverage. We also experienced 37% and 47% increases in international revenue for the years ended December 31, 2013 and 2012, respectively. Approximately $185.7 million, or 72%, of product revenues for the year ended December 31, 2013, was recorded on an accrual basis and recognized at the time the test results were delivered, compared to $154.3 million, or 66%, and $138.5 million, or 68%, of product revenues for the years ended December 31, 2012 and 2011, respectively. For all periods, the balance of product revenues was recognized upon cash collection as payments were received.

        Product revenues related to Medicare patients for the year ended December 31, 2013 were $54.4 million, or 21%, of product revenues, compared to $52.5 million, or 22%, and $44.4 million, or 22%, of product revenues for the years ended December 31, 2012 and 2011, respectively. There were no other third-party payors comprising product revenues of 10% or more for those years. International product revenues were $37.9 million, or 15% of product revenues, for the year ended December 31, 2013, compared to $27.7 million, or 12%, and $18.8 million, or 9%, of product revenues, for the years ended December 31, 2012 and 2011, respectively.

        Contract revenues were $2.4 million, $1.7 million and $1.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Contract revenues represented studies assessing our gene expression technology or collaborative work in gene selection and protocol design with our pharmaceutical partners. The increase in contract revenues for 2013 compared to 2012 was primarily due to $1.5 million of contract revenue recognized in the fourth quarter upon completion of clinical validation work for Pfizer Inc. We expect that our contract revenues will continue to fluctuate based on the number and timing of studies being conducted.

  Cost of Product Revenues

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Tissue sample processing costs	$32,679	$28,540	$24,950
Stock-based compensation	483	441	335

Total tissue sample processing costs	33,162	28,981	25,285
License fees	8,938	8,037	8,547

Total cost of product revenues	$42,100	$37,018	$33,832

Year over year dollar increase	$5,082	$3,186
Year over year percentage increase	14%	9%

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

        Tissue sample processing costs increased $4.1 million, or 15%, in 2013 compared to 2012, and $3.6 million, or 14%, in 2012 compared to 2011, driven by increases in test volume of 15% and 12% in 2013 and 2012, respectively. License fees increased $901,000, or 11%, in 2013 compared to 2012 and decreased $510,000, or 6%, in 2012 compared to 2011. The increase in 2013 primarily resulted from an 11% year over year increase in product revenues. Also, for the year ended December 31, 2013, the increase in license fees includes a $150,000 milestone license fee paid in connection with the launch of our prostate cancer test in May 2013. License fees for the year ended December 31, 2011 included an $800,000 reduction from a payment received under a legal settlement related to the abandonment of a patent and a $2.2 million reduction in license fees from the execution of an amendment to our PCR license agreement that reduces the rate paid on PCR-based product revenues recorded after July 1, 2011. License fees for the year ended

December 2012 included the full year effect of the amendment to our PCR license agreement, partially offset by an increase in license fees resulting from increased year over year product revenues. We expect the cost of product revenues to increase in future periods to the extent we process more tests.

  Research and Development Expenses

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Personnel-related expenses	$29,380	$24,724	$20,357
Stock-based compensation	4,873	3,992	3,017
Collaboration and licensing expenses	12,637	1,907	2,896
Reagents and laboratory supplies	3,113	3,152	2,376
Allocated information technology, facilities and other costs	10,933	11,159	7,490
Other costs	5,397	4,170	3,728

Total research and development expenses	$66,333	$49,104	$39,864

Year over year dollar increase	$17,229	$9,240
Year over year percentage increase	35%	23%

        Research and development expenses represent costs incurred to develop our technology, such as NGS, less invasive testing processes and continuous process improvement, and carry out clinical studies, primarily related to our ongoing work in breast, colon and prostate cancer. Research and development expenses include personnel-related expenses, reagents and supplies used in research and development laboratory work, infrastructure expenses, including allocated overhead and facility occupancy costs, contract services and other outside costs. Research and development expenses also include costs related to activities performed under contracts with biopharmaceutical and pharmaceutical companies.

        The $17.2 million, or 35%, increase in research and development expenses for 2013 compared to 2012 included a $10.7 million increase in collaboration and licensing expenses, a $4.7 million increase in personnel-related expenses, a $881,000 increase in stock-based compensation, a $673,000 increase in travel, meetings and seminars expenses and a $555,000 increase in infrastructure expense. Of the $4.7 million increase in personnel-related expenses, $3.5 million was attributable to increases in salaries, benefits and related expenses, and $767,000 was related to higher bonus payments.

        The $9.2 million, or 23%, increase in research and development expenses for 2012 compared to 2011 included a $4.4 million increase in personnel-related expenses, a $3.7 million increase in allocated information technology, facilities and other costs, a $975,000 increase in stock-based compensation, a $776,000 increase in reagents and laboratory supplies and a $441,000 increase in other costs, partially offset by a decrease in collaboration expenses of $989,000. Of the $4.4 million increase in personnel-related expenses, $3.9 million was attributable to increases in salaries, benefits and related expenses, and $341,000 was related to higher bonus payments.

        The increase in personnel-related expenses for 2013 was primarily attributable to increased headcount to support the launch of our prostate cancer test, as well as to staff projects related to our product pipeline and work in non-invasive tests that can be performed on blood or urine samples, using various technologies, including NGS. The increase in personnel-related expenses for both 2012 and 2011 were primarily attributable to increased headcount to support projects related to our pipeline and ongoing work in NGS.

        The increase in collaboration and licensing expenses for 2013 was primarily attributable to a $9.0 million up-front payment under an exclusive licensing agreement for technology and intellectual property to further develop, validate and subsequently commercialize a multi-gene test to predict benefit from DNA damage-based chemotherapy drugs in breast cancer. The decrease in collaboration expenses for 2012 compared to 2011 was primarily due to the completion of several domestic collaboration studies in 2011 or early 2012 focusing on DCIS, prostate and colon cancers, partially offset by new studies launching in the second half of 2012 focusing on breast and renal cancers.

        We expect our research and development expenses, exclusive of the up-front license payment, to increase in future periods due to increased investment in our new product pipeline for breast, colon, prostate, renal and other cancers, along with increased investment in NGS and liquid biopsy.

  Selling and Marketing Expenses

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Personnel-related expenses	$56,077	$48,189	$42,813
Stock-based compensation	4,369	4,191	3,194
Promotional and marketing materials	17,604	14,647	14,961
Travel, meetings and seminars	13,085	11,070	9,196
Allocated information technology, facilities and other costs	16,273	12,231	10,437
Other costs	3,194	3,225	3,012

Total selling and marketing expenses	$110,602	$93,553	$83,613

Year over year dollar increase	$17,049	$9,940
Year over year percentage increase	18%	12%

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

        The $17.0 million, or 18%, increase in selling and marketing expenses for 2013 compared to 2012 was primarily due to U.S. and international sales and operations support and included a $7.9 million increase in personnel-related expenses, a $4.0 million increase in allocated information technology, facilities and other costs, a $3.0 million increase in promotional and marketing materials and a $2.0 million increase in travel, meetings and seminars expenses. Of the $7.9 million increase in personnel-related expenses, $5.4 million was attributable to increases in salaries, benefits and related expenses due primarily to increased headcount, including new hires related to the launch of our prostate cancer test in May 2013 and annual salary increases, $1.9 million was attributable to higher commission and bonus payments and $565,000 was attributable to increased consulting expenses. The increase in allocated information technology, facilities and other costs is primarily due to increased work performed by our various information technology groups, allocated based on specific departmental projects. The increases in promotional and marketing materials expense and travel, meeting and seminars expense are primarily related to the expansion of our international operations and preparing for and executing our prostate cancer product launch.

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

  General and Administrative Expenses

	Year Ended December 31,
	2013	2012	2012
	(In thousands)
Personnel-related expenses	$37,697	$33,811	$26,259
Stock-based compensation	7,732	6,480	5,189
Occupancy and equipment expenses	18,305	15,793	14,606
Billing and collection fees	8,898	8,598	6,977
Bad debt expense	6,169	3,408	3,484
Professional fees and other expenses	8,016	7,347	6,578
Information technology, facilities and other cost allocations	(32,425)	(28,373)	(22,550)

Total general and administrative expenses	$54,392	$47,064	$40,543

Year over year dollar increase	$7,328	$6,521
Year over year percentage increase	16%	16%

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

        The $7.3 million, or 16%, increase in general and administrative expenses for 2013 compared to 2012 included a $3.9 million increase in personnel-related expenses, a $2.8 million increase in bad debt expense, a $2.5 million increase in occupancy and equipment expenses, a $1.3 million increase in stock-based compensation, a $562,000 increase in investor and public relations expense, partially offset by a $4.1 million increase in information technology, facilities and other costs allocated to other functional areas. Of the $3.9 million increase in personnel-related expenses, $2.5 million was attributable to increases in salaries and benefits expenses, primarily resulting from increased headcount, $749,000 was attributable to higher bonus payments and $597,000 was attributable to higher contract labor and consulting expenses to support growth of our business.

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

  Impairment of Investments in Privately Held Companies

        Each of our equity investments is reviewed at least annually for impairment or whenever events or changes in circumstances indicate that the carrying value of the investment might not be recoverable. At December 31, 2013, we concluded that the indicators of impairment of our investment in a privately held company were other than temporary, and therefore wrote off the remaining asset balance of $643,000.

  Interest Income

        Interest income was $222,000 for the year ended December 31, 2013, compared to $295,000 and $221,000 for years ended December 31, 2012 and 2011, respectively. The decrease in interest income in 2013 compared to 2012 reflected lower average balances in our investment portfolio in 2013. The increase in interest income in 2012 compared to 2011 reflected higher average balances in our investment portfolio in 2012. We expect our interest income will remain nominal if the current low interest rate environment continues.

  Other Income (Expense), Net

        Other expense, net was $158,000 for the year ended December 31, 2013, compared to other expense, net of $58,000 and $205,000 for the years ended December 30, 2012 and 2011, respectively. Other expense, net for the year ended December 31, 2013 was related to $158,000 of net foreign currency transaction losses. Other expense, net for the year ended December 31, 2012 included a $98,000 loss on an investment in a private company accounted for using the equity method and $46,000 of net foreign currency transaction losses, offset by a gain on disposal of assets of $86,000. Other expense, net for the year ended December 31, 2011 included a $165,000 loss on an investment in a private company accounted for using the equity method and $47,000 of net foreign currency transaction losses. We expect other income (expense), net to continue to fluctuate based on fluctuations in exchange rates that impact our foreign exchange transaction gains and losses.

  Income Tax Expense (Benefit)

        For the years ended December 31, 2013, 2012, and 2011, we recorded income tax expense of $346,000, $422,000 and $429,000, respectively. The 2013 tax expense is principally comprised of foreign income tax and miscellaneous state income tax. The 2012 and 2011 tax expense is principally comprised of federal alternative minimum tax, state income taxes and foreign income taxes.

        As a result of historical losses and based on all current available evidence, we believe that it is more likely than not that our recorded net deferred tax assets will not be realized. Accordingly, we recorded a full valuation allowance on our net deferred tax assets for the years ended December 31, 2013, 2012 and 2011, respectively. We will continue to maintain a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.

Liquidity and Capital Resources

        As of December 31, 2013, we had an accumulated deficit of $170.3 million. We may incur net losses in the future, and we cannot provide assurance as to when, if ever, we will achieve sustained profitability. We expect that our research and development expenses, exclusive of collaboration and license expenses related to the up-front license agreement payment, selling and marketing and general and administrative expenses will increase in future periods and, as a result, we will need to continue to generate significant product revenues to achieve sustained profitability.

  Sources (Uses) of Liquidity

        At December 31, 2013, we had cash, cash equivalents and short-term investments of $105.3 million compared to $99.1 million at December 31, 2012. The $6.2 million increase was attributable to increased cash collections from increased sales of our tests, payments from collaborators and cash received from the exercise of employee stock options offset by investments in the growth of our business, including research and development, U.S. and international expansion, activities related to reimbursement coverage of our tests and investments in privately held companies. Our cash and short-term investments are held in a variety of interest-bearing instruments including money market accounts, U.S. Treasury securities, debt obligations of U.S. government-sponsored entities, and high-grade commercial paper and corporate bonds.

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

  Accounts Receivable

        At December 31, 2013 and 2012, $29.4 million, or 17%, and $22.3 million, or 14%, respectively, of our total assets consisted of accounts receivable. The $7.1 million year over year increase in accounts receivable was primarily attributable to increased revenues and additional payors moving from cash basis to accrual basis during 2013. Days sales outstanding, or DSOs, is a measure of the average number of days it takes for us to collect our accounts receivable, calculated from the date that tests are billed. At December 31, 2013 and 2012, our weighted average DSOs were 72 days and 63 days, respectively. The increase in the weighted average DSOs is primarily a result of the overall increase in accounts receivable, an increase in Medicare accounts receivable due to a change in the MAC processing Medicare claims for our tests, and the increase in international payors, which typically have a longer payment cycle. The timing of our billing and cash collections also causes fluctuations in our monthly DSOs and accounts receivable.

        The following tables summarize accounts receivable by payor mix at December 31, 2013 and 2012:

	December 31, 2013
	Total	% of Total	Current	31 - 60 Days	61 - 90 Days	91 - 120 Days	121 to 180 Days	Over 180 Days
	(In thousands)
Managed care and other	$22,535	72%	$10,083	$3,513	$2,186	$1,641	$1,988	$3,124
Medicare	8,818	28	5,453	1,950	344	372	176	523

Total	31,353	100%	$15,536	$5,463	$2,530	$2,013	$2,164	$3,647

Allowance for doubtful accounts	(1,907)

Net accounts receivable	$29,446

	December 31, 2012
	Total	% of Total	Current	31 - 60 Days	61 - 90 Days	91 - 120 Days	121 to 180 Days	Over 180 Days
	(In thousands)
Managed care and other	$18,373	79%	$8,033	$3,760	$2,183	$1,299	$1,255	$1,843
Medicare	5,013	21	3,903	416	51	44	61	538

Total	23,386	100%	$11,936	$4,176	$2,234	$1,343	$1,316	$2,381

Allowance for doubtful accounts	(1,133)

Net accounts receivable	$22,253

  Cash Flows

	2013	2012	2011
	(In thousands)
As of December 31:
Cash, cash equivalents and short-term investments	$105,350	$99,065	$100,474
Working capital	115,160	104,869	102,856
For the year ended December 31:
Cash provided by (used in):
Operating activities	8,552	25,962	22,601
Investing activities	(7,006)	(28,223)	(30,473)
Financing activities	13,728	(12,603)	9,558
Capital expenditures (included in investing activities above)	(10,992)	(9,850)	(6,183)

        Net cash provided by operating activities for the year ended December 31, 2013 was $8.6 million, compared to net cash provided by operating activities of $26.0 million and $22.6 million for the years ended December 31, 2011 and 2010, respectively. Net cash provided by operating activities includes net income (loss) adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities of $8.6 million for the year ended December 31, 2013 reflected a net loss of $12.8 million, adjusted for $23.8 million of depreciation and stock-based compensation expense, a $1.6 million increase in accrued expenses and other liabilities, a $1.6 million increase in accrued compensation expense, a $1.2 million increase in accounts payable and a $643,000 increase in impairment on investments, partially offset by a $7.2 million increase in accounts receivable.

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

        Net cash used in investing activities was $7.0 million for the year ended December 31, 2013, compared to $28.2 million and $30.5 million for the years ended December 31, 2012 and 2011, respectively. Our investing activities have consisted predominantly of purchases and maturities of marketable securities and capital expenditures. Net cash used in investing activities of $7.0 million for the year ended December 31, 2013 included $11.0 million of capital expenditures and a $5.0 million investment in privately held companies, partially offset by $9.0 million in net maturities of marketable securities. Net cash used in investing activities of $28.2 million for the year ended December 31, 2012 included $13.4 million in net purchases of marketable securities, $9.8 million of capital expenditures, and a $5.0 million investment in privately held companies. Net cash used in investing activities of $30.5 million for the year ended December 31, 2011 included $22.0 million in net purchases of marketable securities, $6.2 million of capital expenditures and a $2.3 million investment in a privately held company.

        Net cash provided by financing activities was $13.7 million for the year ended December 31, 2013, compared to net cash used in financing activities of $12.6 million and net cash provided by financing activities of $9.6 million for the years ended December 31, 2012 and 2011, respectively. Our financing activities included sales of our equity securities and repurchases of our common stock. Net cash provided by financing activities for the year ended December 31, 2013 comprises $13.7 million in proceeds from the issuance of our common stock upon the exercise of employee stock options. Net cash used in financing activities for the year ended December 31, 2012 included $30.1 million used to repurchase our common stock under our accelerated share repurchase program offset by $17.5 million proceeds from the issuance of our common stock upon the exercise of employee stock options. Net cash provided by financing activities for the year ended December 31, 2011 included $9.6 million in proceeds from the issuance of our common stock upon the exercise of employee stock options.

  Contractual Obligations

        The following table summarizes our significant contractual obligations as of December 31, 2013 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Non-cancelable operating lease obligations	$17,229	$3,614	$7,137	$6,016	$462

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

        We are required to make a series of fixed annual payments under a collaboration agreement beginning with the January 2010 launch of our Oncotype DX colon cancer test. We made payments under this agreement of $450,000, $300,000 and $200,000 in 2013, 2012 and 2011, respectively. We are also required to make a series of fixed annual payments under a collaboration agreement beginning with the May 2013 commercial launch of our Oncotype DX prostate cancer test. We made a payment under this agreement of $150,000 in 2013. As of December 31, 2013, future annual payments under these agreements totaled $1.1 million, of which $550,000 is due in each of the years 2014 and 2015. However, because these agreements may be terminated by either party upon 30 days' prior written notice, these payments are not included in the table above.

        We have also committed to make potential future payments to third parties as part of our collaboration and licensing agreements. Payments under these agreements generally become due and payable only upon achievement of specific project milestones. Because the achievement of these milestones is generally neither probable nor reasonably estimable, such commitments have not been included in the table above.

  Off-Balance Sheet Activities

        As of December 31, 2013, we had no material off-balance sheet arrangements.

  Operating Capital and Capital Expenditure Requirements

        We achieved positive operating cash flow for the years ended December 31, 2013, 2012 and 2011. We currently anticipate that our cash, cash equivalents and short-term marketable securities, together with payments for our Oncotype DX tests, will be sufficient to fund our operations and facilities expansion plans for at least the next 12 months, including the expansion of our research and development programs, our NGS and liquid biopsy development efforts, our efforts to expand adoption of and reimbursement for our Oncotype DX colon, DCIS and prostate cancer tests and our international expansion efforts. We expect to spend approximately $12.0 million over the next 12 months for planned laboratory equipment, information technology and facilities expansion. We may also use cash to acquire or invest in complementary businesses, technologies, services or products. We expect that our cash, cash equivalents and short term marketable securities will also be used to fund working capital and for other general corporate purposes, such as licensing technology rights, distribution arrangements for our tests both within and outside of the United States or expanding our direct sales capabilities outside of the U.S.

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

        We cannot be certain that our international expansion plans, efforts to expand adoption of and reimbursement for our Oncotype DX colon and prostate cancer and DCIS tests or the development of future products will be successful or that we will be able to raise sufficient additional funds to see these activities through to a successful result. It may take years to move any one of a number of product candidates in research through development and validation to commercialization.

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

  •
  the rate of progress and cost of selling and marketing activities associated with expanding adoption of and reimbursement for our Oncotype DX colon and prostate cancer and DCIS tests;

  •
  the rate of progress and cost of research and development activities associated with products in research and development focused on cancers other than breast, colon and prostate;

  •
  the rate of progress and cost of research and development activities associated with next generation sequencing;

  •
  the cost of acquiring, licensing or investing in technologies, including next generation sequencing and liquid biopsy;

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

        Our cash, cash equivalents and marketable securities, totaling $105.4 million at December 31, 2013, did not include any auction preferred stock, auction rate securities or mortgage-backed investments. We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. The securities in our investment portfolio are classified as available for sale and are, due to their short-term nature, subject to minimal interest rate risk. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels at December 31, 2013, the impact on the fair value of these securities or our cash flows or income would not be material.

Foreign Currency Exchange Risk

        Substantially all of our revenues are recognized in U.S. dollars. Certain expenses related to our international activities are payable in foreign currencies. As a result, factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets will affect our financial results. We recognized net foreign exchange transaction losses of $158,000, $46,000 and $47,000 for the years ended December 31, 2013, 2012 and 2011, respectively. The functional currency of our wholly-owned subsidiaries is the U.S. dollar, so we are not currently subject to gains and losses from foreign currency translation of the subsidiary financial statements. We currently do not hedge foreign currency exchange rate exposure. Although the impact of currency fluctuations on our financial results has been immaterial in the past, there can be no guarantee the impact of currency fluctuations related to our international activities will not be material in the future.

ITEM 8.    Financial Statements and Supplementary Data.

Genomic Health, Inc.
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Genomic Health, Inc.

        We have audited the accompanying consolidated balance sheets of Genomic Health, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genomic Health, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Genomic Health, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 11, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California
March 11, 2014

GENOMIC HEALTH, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$33,279	$18,005
Short-term marketable securities	72,071	81,060
Accounts receivable (net of allowance for doubtful accounts; 2013—$1,907, 2012—$1,133)	29,446	22,253
Prepaid expenses and other current assets	10,196	8,891

Total current assets	144,992	130,209
Property and equipment, net	18,290	14,104
Other assets	13,752	9,421

Total assets	$177,034	$153,734

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,160	$4,881
Accrued compensation	12,776	11,210
Accrued license fees	2,554	2,292
Accrued expenses and other current liabilities	8,464	6,340
Deferred revenues—current portion	586	374
Other current liabilities	292	243

Total current liabilities	29,832	25,340
Other liabilities	2,221	2,068
Commitments
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding at December 31, 2013 and 2012	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 32,024,887 and 30,937,889 shares issued and 30,964,086 and 29,953,815 shares outstanding at December 31, 2013 and 2012, respectively	3	3
Additional paid-in capital	345,345	313,915
Accumulated other comprehensive income, net	12	15
Accumulated deficit	(170,269)	(157,512)
Treasury stock, at cost, 1,061,331 and 984,074 shares at December 31, 2013 and 2012, respectively	(30,110)	(30,095)

Total stockholders' equity	144,981	126,326

Total liabilities and stockholders' equity	$177,034	$153,734

See accompanying notes.

GENOMIC HEALTH, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Product revenues	$259,192	$233,457	$204,766
Contract revenues	2,403	1,716	1,345

Total revenues	261,595	235,173	206,111
Operating expenses:
Cost of product revenues	42,100	37,018	33,832
Research and development	66,333	49,104	39,864
Selling and marketing	110,602	93,553	83,613
General and administrative	54,392	47,064	40,543

Total operating expenses	273,427	226,739	197,852

Income (loss) from operations	(11,832)	8,434	8,259
Impairment of investments	(643)	—	—
Interest income	222	295	221
Other income (expense), net	(158)	(58)	(205)

Income (loss) before income taxes	(12,411)	8,671	8,275
Income tax expense	346	422	429

Net income (loss)	$(12,757)	$8,249	$7,846

Basic net income (loss) per share.	$(0.42)	$0.27	$0.27

Diluted net income (loss) per share	$(0.42)	$0.26	$0.26

Shares used in computing basic net income (loss) per share	30,512	30,326	29,395

Shares used in computing diluted net income (loss) per share.	30,512	32,152	30,754

See accompanying notes.

GENOMIC HEALTH, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$(12,757)	$8,249	$7,846
Other comprehensive income:
Unrealized gain (loss) on available-for-sale marketable securities, net of tax	(3)	45	(20)

Comprehensive income (loss)	$(12,760)	$8,294	$7,826

See accompanying notes.

GENOMIC HEALTH, INC.

Consolidated Statements of Stockholders' Equity

(In thousands)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital		Accumulated Deficit	Treasury Stock at Cost	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2010	29,008	$3	$259,724	$(10)	$(173,607)	$—	$86,110
Issuance of common stock upon exercise of stock options for cash and vesting of restricted stock units	748	—	9,558	—	—	—	9,558
Issuance of restricted stock to directors in lieu of fees	5	—	130	—	—	—	130
Stock-based compensation expense related to employee stock options	—	—	11,735	—	—	—	11,735
Net income	—	—	—	—	7,846	—	7,846
Unrealized loss on investments, net of tax	—	—	—	(20)	—	—	(20)

Balance at December 31, 2011	29,761	3	281,147	(30)	(165,761)	—	115,359
Issuance of common stock upon exercise of stock options for cash and vesting of restricted stock units	1,025	—	14,086	—	—	—	14,086
Issuance of common stock upon settlement of employee stock purchase plan	146	—	3,406	—	—	—	3,406
Issuance of restricted stock to directors in lieu of fees	6	—	172	—	—	—	172
Stock-based compensation expense related to employee stock options and restricted stock units	—	—	15,104	—	—	—	15,104
Repurchase of common stock	(984)	—	—	—	—	(30,095)	(30,095)
Net income	—	—	—	—	8,249	—	8,249
Unrealized gain on investments, net of tax	—	—	—	45	—	—	45

Balance at December 31, 2012	29,954	3	313,915	15	(157,512)	(30,095)	126,326
Issuance of common stock upon exercise of stock options for cash and vesting of restricted stock units	926	—	9,725	—	—	—	9,725
Issuance of common stock upon settlement of employee stock purchase plan	153	—	4,018	—	—	—	4,018
Issuance of restricted stock to directors in lieu of fees	8	—	230	—	—	—	230
Stock-based compensation expense related to employee stock options and restricted stock units	—	—	17,457	—	—	—	17,457
Repurchase of common stock	(77)	—	—	—	—	(15)	(15)
Net loss	—	—	—	—	(12,757)	—	(12,757)
Unrealized loss on investments, net of tax	—	—	—	(3)	—	—	(3)

Balance at December 31, 2013	30,964	$3	$345,345	$12	$(170,269)	$(30,110)	$144,981

See accompanying notes.

GENOMIC HEALTH, INC.

Consolidated Statements of Cash Flows

(In thousands)

	December 31,
	2013	2012	2011
Operating activities
Net income (loss)	$(12,757)	$8,249	$7,846
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,324	5,471	7,310
Employee stock-based compensation	17,457	15,104	11,735
Write-off of previously capitalized software costs	663	—	—
Outside director restricted stock awarded in lieu of fees	230	172	130
Gain on disposal of property and equipment	—	(86)	(7)
Share of loss of equity method investee	—	98	165
Impairment of investments	643	—	—
Changes in assets and liabilities:
Accounts receivable	(7,193)	(1,176)	(6,771)
Prepaid expenses and other assets	(1,448)	(1,599)	(633)
Accounts payable	1,238	(2,144)	3,057
Accrued compensation	1,566	1,636	2,222
Accrued expenses and other liabilities	1,617	1,923	(1,250)
Deferred revenues	212	(1,686)	(1,203)

Net cash provided by operating activities	8,552	25,962	22,601

Investing activities
Purchases of property and equipment	(10,992)	(9,850)	(6,183)
Purchases of marketable securities	(107,183)	(103,570)	(133,993)
Maturities of marketable securities	116,169	90,160	112,003
Purchase of other investments	(5,000)	(4,963)	(2,300)

Net cash used in investing activities	(7,006)	(28,223)	(30,473)

Financing activities
Proceeds from issuance of common stock under stock plans	13,743	17,492	9,558
Repurchase of common stock	(15)	(30,095)	—

Net cash provided by (used in) financing activities	13,728	(12,603)	9,558

Net increase (decrease) in cash and cash equivalents	15,274	(14,864)	1,686
Cash and cash equivalents at the beginning of period	18,005	32,869	31,183

Cash and cash equivalents at the end of period	$33,279	$18,005	$32,869

Supplemental disclosure of cash flow information
Cash paid for income taxes	$336	$173	$243
Non-cash investing and financing activities
Accrued purchase of property and equipment	$1,138	$1,168	$1,010

See accompanying notes.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 1. Organization and Summary of Significant Accounting Policies

  The Company

        Genomic Health, Inc. (the "Company") is a global healthcare company that provides actionable genomic information to personalize cancer treatment decisions. The Company develops and globally commercializes genomic-based clinical laboratory services that analyze the underlying biology of cancer, allowing physicians and patients to make individualized treatment decisions. The Company was incorporated in Delaware in August 2000. The Company's first product, the Oncotype DX invasive breast cancer test, was launched in 2004 and is used for early stage invasive breast cancer patients to predict the likelihood of breast cancer recurrence and the likelihood of chemotherapy benefit. In January 2010, the Company launched its second product, the Oncotype DX colon cancer test, which is used to predict the likelihood of colon cancer recurrence in patients with stage II disease. In December 2011, the Company made Oncotype DX available for patients with ductal carcinoma in situ ("DCIS"), a pre-invasive form of breast cancer. This test provides a DCIS score that is used to predict the likelihood of local recurrence. In June 2012, the Company began offering the Oncotype DX colon cancer test for use in patients with stage III disease treated with oxaliplatin-containing adjuvant therapy. In May 2013, the Company launched the Oncotype DX prostate cancer test. The test provides a Genomic Prostate Score, or GPS, to predict disease aggressiveness in men with low risk disease. This test is used to improve treatment decisions for prostate cancer patients, in conjunction with the Gleason score, or tumor grading.

  Principles of Consolidation

        These consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. The Company had three wholly-owned subsidiaries at December 31, 2013: Genomic Health International Sarl, which was established in Switzerland in 2009, and Genomic Health International Holdings, LLC, which was established in Delaware in 2010, both of which support the Company's international sales and marketing efforts; and Oncotype Laboratories, Inc., which was established in 2003, and is inactive. Genomic Health International Holdings, LLC has five wholly-owned subsidiaries. The functional currency for the Company's wholly-owned subsidiaries incorporated outside the United States is the U.S. dollar. All significant intercompany balances and transactions have been eliminated.

  Basis of Presentation and Use of Estimates

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures in the Company's consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

  Cash Equivalents

        The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

  Marketable Securities

        The Company invests in marketable securities, primarily money market funds, obligations of U.S. Government agencies and government-sponsored entities, corporate bonds and commercial paper. The Company considers all investments with a maturity date of less than one year as of the balance sheet date to be short-term investments. Those investments with a maturity date greater than one year as of the balance sheet date are considered to be long-term investments. As of December 31, 2013 and 2012, respectively, all investments in marketable securities were classified as available for sale. The Company does not intend to sell these securities and management believes it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost basis. These securities are carried at estimated fair value with unrealized gains and losses included in stockholders' equity.

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

  Concentration of Risk

        Cash equivalents, marketable securities and trade accounts receivable are financial instruments which potentially subject the Company to concentrations of credit risk. Through December 31, 2013, no material losses had been incurred.

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

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

        The Company is also subject to credit risk from its accounts receivable related to its product sales. The Company performs evaluations of customers' financial condition and generally does not require collateral. The majority of the Company's accounts receivable arises from product sales in the United States. As of December 31, 2013, substantially all of the Company's product revenues have been derived from sales of one product, the Oncotype DX breast cancer test. The majority of the Company's tests to date have been delivered to physicians in the United States. All Oncotype DX tests are processed in the Company's clinical reference laboratory facility in Redwood City, California. Medicare accounted for 21%, 22% and 22% of the Company's product revenues for the years ended December 31, 2013, 2012 and 2011, respectively, and represented 28% and 21% of the Company's net accounts receivable balance as of December 31, 2013 and 2012, respectively. No other third-party payor represented more than 10% of the Company's product revenues or accounts receivable balances for these periods.

  Allowance for Doubtful Accounts

        The Company accrues an allowance for doubtful accounts against its accounts receivable based on estimates consistent with historical payment experience. Bad debt expense is included in general and administrative expense on the Company's consolidated statements of operations. Accounts receivable are written off against the allowance when the appeals process is exhausted, when an unfavorable coverage decision is received or when there is other substantive evidence that the account will not be paid. The Company's allowance for doubtful accounts as of December 31, 2013 and 2012 was $1.9 million and $1.1 million, respectively. Write-offs for doubtful accounts of $5.4 million and $3.5 million were recorded against the allowance during the years ended December 31, 2013 and 2012, respectively. Bad debt expense was $6.2 million, $3.4 million, and $3.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

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

        In December 2010, the Company invested $500,000 in the preferred stock of a private company representing 21% of the entity's outstanding voting shares. The Company determined that is was not the primary beneficiary of this VIE and, accordingly, applied the equity method of accounting. In June 2012, the Company invested an additional $400,000 in the preferred stock of this company as part of a new equity financing, reducing the Company's holdings to approximately 16%. As of June 30, 2012, as a result of the Company's ownership falling below 20% and not having the ability to exercise influence over the investee entity, the Company changed its method of accounting for this investment to the cost method. Each of the Company's equity investments is reviewed at least annually for impairment or whenever events or changes in circumstances indicate that the carrying value of the investment might not be recoverable. At December 31, 2013, the Company concluded that the indicators of impairment of its investment in this privately held company were other than temporary and wrote off the remaining asset balance of $643,000. Therefore, the net carrying value of this investment was $0 and $643,000 at December 31, 2013 and 2012, respectively.

        In March 2011, the Company invested $2.3 million in the redeemable preferred stock of a private company representing 21% of the entity's outstanding voting shares. The Company determined that the investment was a held-to-maturity debt security and that the investee was not subject to consolidation. In August 2012, the Company participated in the first tranche of a second preferred stock financing of this private company and purchased $1.0 million of preferred stock with no redemption privileges. In connection with this financing, the terms of the Company's initial redeemable preferred stock investment were modified to become preferred stock with no redemption privileges. As a result of this transaction, the Company's ownership interest was reduced to approximately 19% and the investment held by the Company is considered to be an investment in non-marketable equity securities. In October 2012, the Company participated in the second tranche of the second financing and purchased an additional $3.6 million of preferred stock, resulting in an ownership percentage of approximately 18%. In May 2013, the investee completed an additional round of financing to new investors. In November 2013, the Company participated in the second tranche of the fourth financing and purchased an additional $5.0 million of preferred stock. As of December 31, 2013, the Company's ownership percentage was approximately 12%. The investee is not consolidated because the Company owns less than 20% of the investee, and the Company does not have the ability to exercise significant influence over the investee. As a result, the Company will continue to use the cost method of accounting for this investment. The carrying value of this investment was $11.9 million at December 31, 2013 and $6.9 million at December 31, 2012, and no impairment was recognized for this investment through December 31, 2013.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

        The Company's investments in privately held companies were $11.9 million and $7.5 million at December 31, 2013 and 2012, respectively, and were included in other assets on the Company's consolidated balance sheets.

  Impairment of Long-lived Assets

        The Company reviews long-lived assets, which include property and equipment, intangible assets and investments in privately held companies, for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. For property and equipment and intangible assets, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using undiscounted cash flows. For investments in non-marketable equity securities, evidence of impairment might include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. The Company's assessment as to whether any impairment is other than temporary is based on its ability and intent to hold the investment and whether evidence indicating the carrying value of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If the fair value of the investment is determined to be less than the carrying value and the decline in value is considered to be other than temporary, the asset is written down to its fair value. There were no impairment losses for the years ended December 31, 2013, 2012 and 2011, other than the Company's $663,000 write off of previously capitalized software costs and the $643,000 write off of an investment in a privately held company for the year ended December 31, 2013, as discussed above.

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

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

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

        The Company has exclusive distribution agreements for one or more of its Oncotype DX tests with approximately 20 distributors covering more than 90 countries. The distributor generally provides certain marketing and administrative services to the Company within its territory. As a condition of these agreements, the distributor generally pays the Company an agreed upon fee per test and the Company processes the tests. The same revenue recognition criteria described above generally apply to tests received through distributors. To the extent all criteria set forth above are not met when test results are delivered, product revenues are generally recognized when cash is received from the distributor.

        From time to time, the Company receives requests for refunds of payments, generally due to overpayments made by third party-payors. Upon becoming aware of a refund request, the Company establishes an accrued liability for tests covered by the refund request until such time as the Company determines whether or not a refund is due. Accrued refunds were $770,000 and $664,000 at December 31, 2013 and 2012, respectively.

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

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

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

  Stock-based Compensation

        The Company uses the Black-Scholes option valuation model, single-option approach, which requires the use of estimates such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value employee stock-based compensation at the date of grant, and recognizes stock- based compensation expense ratably over the requisite service period.

        Equity instruments granted to non-employees are also valued using the Black-Scholes option valuation model and are subject to periodic revaluation over their vesting terms. The Company did not

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

grant any stock options to non-employee consultants during the years ended December 31, 2013, 2012 and 2011.

  401(k) Plan

        Substantially all of the Company's employees are covered by its defined contribution plan qualified under Section 401(k) of the Internal Revenue Code. The Company pays dollar for dollar matching of employee contributions up to a maximum of $1,000 for each employee per year based on a full calendar year of service. The match is funded concurrently with a participant's semi-monthly contributions to the 401(k) Plan. The Company recorded expense for its contributions under the 401(k) Plan of $718,000, $610,000 and $500,000 for the years ended December 31, 2013, 2012 and 2011 respectively.

  Foreign Currency Transactions

        Net foreign currency transaction gains or losses are included in other income (expense), net on the Company's consolidated statement of operations. Net foreign currency transaction losses totaled $158,000, $46,000 and $47,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

  Guarantees and Indemnifications

        The Company, as permitted under Delaware law and in accordance with its bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company's request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2013 and 2012.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

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

	Year Ended December 31,
	2013	2012	2011
	(In thousands except per share data)
Numerator:
Net income (loss)	$(12,757)	$8,249	$7,846

Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic net income (loss) per share	30,512	30,326	29,395
Effect of dilutive securities:
Options to purchase common stock	—	1,704	1,316
Restricted stock units	—	122	43

Total	—	1,826	1,359

Weighted-average shares of common stock outstanding used in the calculation of diluted net income (loss) per share	30,512	32,152	30,754

Basic net income (loss) per share	$(0.42)	$0.27	$0.27

Diluted net income (loss) per share	$(0.42)	$0.26	$0.26

        Options to purchase 1.5 million shares of the Company's common stock and 156,000 restricted stock units were outstanding at December 31, 2013, but were not included in the computation of diluted net income (loss) per share because their effect is anti-dilutive. Options to purchase approximately 119,000 and 130,000 weighted-average shares of the Company's common stock were outstanding during the years ended December 31, 2012 and 2011, respectively, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the Company's common stock during these periods; therefore, their effect is anti-dilutive.

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

December 31, 2013

Note 3. Fair Value Measurements (Continued)

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

        Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis at December 31, 2013 and 2012, respectively. The following tables set forth the Company's financial instruments that were measured at fair value on a recurring basis at December 31, 2013 and 2012 by level within the fair value hierarchy:

	Actively Quoted Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance at December 31, 2013
	(In thousands)
As of December 31, 2013:
Assets
Money market deposits	$15,690	$—	$—	$15,690
Commercial paper	—	37,643	—	37,643
Corporate debt securities	—	35,428	—	35,428

Total	$15,690	$73,071	$—	$88,761

	Actively Quoted Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance at December 31, 2012
	(In thousands)
As of December 31, 2012:
Assets
Money market deposits	$7,403	$—	$—	$7,403
U.S. Treasury securities	1,276	—	—	1,276
Debt securities of U.S. government-sponsored entities	—	761	—	761
Commercial paper	—	33,888	—	33,888
Corporate debt securities	—	52,102	—	52,102

Total	$8,679	$86,751	$—	$95,430

        The Company's debt securities of U.S. government-sponsored entities, commercial paper and corporate bonds are classified as Level 2 as they are valued using multi-dimensional relational pricing models that use observable market inputs, including benchmark yields, reported trades, broker-dealer

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 3. Fair Value Measurements (Continued)

quotes, issuer spreads, benchmark securities, bids, offers and reference data. Not all inputs listed are available for use in the evaluation process on any given day for each security evaluation. In addition, market indicators and industry and economic events are monitored and may serve as a trigger to acquire further corroborating market data. There were no transfers between Level 1 and Level 2 categories during the years ended December 31, 2013 and 2012, respectively.

        All of the Company's marketable securities are classified as available for sale. The following tables summarize the Company's available-for-sale marketable securities as of the dates indicated:

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Commercial paper	$36,625	$18	$—	$36,643
Corporate debt securities	35,434	3	(9)	35,428

Total	$72,059	$21	$(9)	$72,071

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Treasury securities	$1,275	$1	$—	$1,276
Debt securities of U.S. government-sponsored entities	761	—	—	761
Commercial paper	28,854	35	—	28,889
Corporate debt securities	50,155	2	(23)	50,134

Total	$81,045	$38	$(23)	$81,060

        The Company had no realized gains or losses on its available-for-sale marketable securities for the years ended December 31, 2013, 2012 and 2011, respectively.

        The following table provides the breakdown of the available-for-sale marketable securities with unrealized losses as of the date indicated:

	In a Loss Position for Less Than 12 Months
As of December 31, 2013:	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Corporate debt securities	$(9)	$24,260

Total	$(9)	$24,260

        All of the Company's available-for-sale marketable securities had contractual maturities of one year or less as of December 31, 2013 and 2012, respectively.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 4. Property and Equipment

        The following table summarizes the Company's property and equipment as of the dates indicated:

	December 31,
	2013	2012
	(In thousands)
Laboratory equipment	$23,402	$22,333
Computer equipment	8,856	7,677
Computer software—internal use	4,182	2,057
Furniture and fixtures	3,336	3,279
Leasehold improvements	14,886	14,588
Work in progress	7,149	3,165

	61,811	53,099
Less accumulated depreciation and amortization	(43,521)	(38,995)

Total	$18,290	$14,104

        For the years ended December 31, 2013, 2012 and 2011, the Company recognized property and equipment depreciation and amortization expense of $6.3 million, $5.3 million and $7.1 million, respectively.

Note 5. Accrued Expenses and Other Current Liabilities

        The following table summarizes the Company's accrued expenses and other current liabilities as of the dates indicated:

	December 31,
	2013	2012
	(In thousands)
Accrued expenses	$3,610	$2,294
Accrued professional and other service fees	1,401	1,185
Accrued refunds	770	664
Accrued collaboration expense	908	792
Accrued taxes payable	278	232
Other current liabilities	1,497	1,173

Total	$8,464	$6,340

        Accrued professional and other service fees include third-party billing and collections costs, legal expenses, accounting and audit fees and investor relations expenses. Accrued refunds include overpayments due to third-party payors.

Note 6. Collaboration and Commercial Technology Licensing Agreements

        The Company has entered into a variety of collaboration and specimen transfer agreements relating to its development efforts. The Company recorded collaboration expenses of $12.6 million, $1.9 million and $2.9 million for the years ended December 31, 2013, 2012 and 2011, respectively, relating to services

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 6. Collaboration and Commercial Technology Licensing Agreements (Continued)

provided by the collaborators in connection with these agreements. In addition to these expenses, some of these agreements contain provisions for royalties from inventions resulting from these collaborations. The Company has specified options and rights relating to joint inventions arising out of these collaborations.

        In August 2013, the Company entered into a collaboration agreement to conduct an additional large DCIS clinical study to validate the relationship between the Oncotype DX DCIS score and the likelihood of local recurrence in patients with DCIS. The agreement, which is estimated to be completed in 2017, includes a study fee and milestone payments dependent on the completion of certain key milestones. During 2013, the Company made milestone payments of $392,000 related to this agreement. All future milestone payments are contingent on certain accomplishments, and therefore the timing for any related payments cannot be estimated.

        In November 2013, the Company entered into an exclusive license agreement to develop and commercialize a test to predict benefit from DNA damage-based chemotherapy drugs, such as anthracycline-based regimens, in high risk breast cancer. The Company made an up-front payment of $9.0 million, which was recognized in research and development expense in the fourth quarter of 2013, and will make milestone payments as certain clinical and commercial endpoints are achieved in the future. All future milestone payments are contingent on certain milestone accomplishments, and therefore the timing for future milestone payments cannot be estimated. With successful commercialization of a test, the Company will be obligated to pay royalties.

        The Company is a party to various agreements under which it licenses technology on a non-exclusive basis in the field of human diagnostics. Access to these licenses enables the Company to process its Oncotype DX tests. While certain agreements contain provisions for fixed annual payments, license fees are generally calculated as a percentage of product revenues, with rates that vary by agreement and may be tiered, and payments that may be capped at annual minimum or maximum amounts. The Company recognized costs recorded under these agreements totaling $8.9 million, $8.0 million and $8.5 million for the years ended December 31, 2013, 2012 and 2011, respectively, which were included in cost of product revenues. License fees for the year ended December 31, 2011 were reduced by an $800,000 payment received under a legal settlement related to the abandonment of a patent as well as a $2.2 million reduction in license fees from the execution of an amendment to a license agreement that reduced the rate paid on polymerase chain reaction- based product revenues recorded after July 1, 2011.

        At December 31, 2013, future fixed annual payments, exclusive of royalty payments, relating to the launch and commercialization of the Company's Oncotype DX colon cancer test and the Oncotype DX prostate cancer test totaled $1.1 million and are payable as follows:

Total Future Fixed Annual Payments
(In thousands)
Payment Due:
2014	$550
2015	550

Total	$1,100

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 6. Collaboration and Commercial Technology Licensing Agreements (Continued)

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

  Contract Research Arrangements

        In November 2007, the Company entered into a Collaborative Diagnostic Development Agreement with Pfizer Inc. to provide research and development services for the development of a diagnostic product for renal cell cancer. The Company received an initial payment of $1.5 million and was initially eligible to receive a payment of $2.2 million upon joint agreement on a gene identification plan, $5.0 million in additional payments upon the earlier of Pfizer's election to initiate the next phase of development or a specified number of months from the date the Company received the sample set and related clinical data necessary to conduct the first phase of development, and a final payment of $1.5 million upon completion of clinical validation. Completion of clinical validation represents a substantive milestone and the Company recognized the $1.5 million payment upon completion in December 2013. All other payments were not considered substantive milestones as they are not based solely on the Company's past performance. Such payments were recognized using a performance-based model and revenue is recognized following delivery of effort as compared to an estimate of total expected effort. The Company did not recognize any revenue related to substantive milestones under this arrangement during the years ended December 31, 2012 and 2011.

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

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 7. Commitments (Continued)

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

        Rent expense under all operating leases amounted to $3.0 million, $3.7 million and $2.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. Future non-cancelable commitments under these operating leases at December 31, 2013 were as follows:

Annual Payments
(In thousands)
Year Ending December 31,
2014	$3,614
2015	3,540
2016	3,597
2017	3,706
2018	2,310
2019 and thereafter	462

Total minimum payments	$17,229

Note 8. Capital Stock

  Common Stock

        As of December 31, 2013, the Company had 30,964,086 shares of common stock outstanding. Shares of common stock reserved for future issuance as of December 31, 2013 were as follows:

Number of Shares
(In thousands)
Shares to be issued upon exercise of outstanding stock options and vesting of restricted stock units (RSUs)	4,790
Shares available for future stock option and RSU grants, settlement of employee stock purchase plan (ESPP) and restricted stock to be issued to outside directors in lieu of director fees	2,456

Shares of common stock reserved for future issuance	7,246

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 8. Capital Stock (Continued)

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

Note 9. Stock-based Compensation

  2005 Stock Incentive Plan

        On September 8, 2005, the Board of Directors approved the 2005 Stock Incentive Plan (the "2005 Plan"), which was later approved by the Company's stockholders. Pursuant to the 2005 Plan, stock options, restricted shares, stock units, including RSUs, and stock appreciation rights may be granted to employees, consultants, and outside directors of the Company. Options granted may be either incentive stock options or nonstatutory stock options. The Company initially reserved 5,000,000 shares of the Company's common stock for issuance under the 2005 Plan, effective upon the closing of the Company's initial public offering on October 4, 2005. On June 8, 2009, the Company's stockholders approved an amendment to the 2005 Plan to increase the shares reserved for issuance under the 2005 Plan by 3,980,000 shares. The amended and restated plan also extends the term under which awards may be granted under the 2005 Plan until January 27, 2019. As of December 31, 2013, options to purchase 1,504,675 shares of common stock were available for future grant under the 2005 Plan.

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

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 9. Stock-based Compensation (Continued)

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

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 9. Stock-based Compensation (Continued)

may not be changed without the approval of the independent members of the Company's Board of Directors.

        During 2013, 152,881 shares were issued under the ESPP. A total of 1,250,000 shares of common stock have been reserved for issuance under the ESPP, of which 951,056 shares were available for issuance as of December 31, 2013. During 2012, 146,063 shares were issued under the ESPP. During 2011, no shares were issued under the ESPP.

        As of December 31, 2013, there was $444,000 of unrecognized compensation expense related to the ESPP, which is expected to be recognized over an estimated weighted-average period of five months.

  Stock Option Activity

        The following table summarizes option activity for the years ended December 31, 2013, 2012 and 2011:

	Outstanding Options
			Weighted-Average Remaining Contractual Life
	Number of Shares	Weighted-Average Exercise Price		Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Balance at December 31, 2010	5,322	$15.88
Options granted	561	$23.40
Options exercised	(748)	$12.78
Options forfeited	(108)	$19.01

Balance at December 31, 2011	5,027	$17.12

Options granted	608	$30.27
Options exercised	(958)	$16.03
Options forfeited	(154)	$25.20

Balance at December 31, 2012	4,523	$18.84

Options granted	458	$30.04
Options exercised	(790)	$15.90
Options forfeited	(82)	$23.16

Balance at December 31, 2013	4,109	$20.57	5.6	$37,038

Exercisable at December 31, 2013	3,257	$18.50	4.8	$35,428

Vested and expected to vest at December 31, 2013	4,056	$20.45	5.5	$36,981

        The total intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011 was $13.5 million, $15.3 million and $9.8 million, respectively. The total fair value of stock options vested during the years ended December 31, 2013, 2012 and 2011 was $7.3 million, $7.9 million and $10.1 million, respectively.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 9. Stock-based Compensation (Continued)

  Restricted Stock Unit Activity

        A following table summarizes RSU activity for the years ended December 31, 2013, 2012 and 2011:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Balance at December 31, 2010	—	$—
RSUs granted	338	$23.28
RSUs vested	—	$—
RSUs cancelled	(16)	$23.06

Balance at December 31, 2011	322	$23.29

RSUs granted	435	$29.81
RSUs vested	(111)	$23.37
RSUs cancelled	(54)	$28.46

Balance at December 31, 2012	592	$27.59

RSUs granted	400	$30.56
RSUs vested	(241)	$27.02
RSUs cancelled	(70)	$28.36

Balance at December 31, 2013	681	$29.46

        The fair value of RSUs as of the vesting date were $6.9 million and $3.3 million for the year ended December 31, 2013 and 2012, respectively. There were no RSUs vested prior to 2012 and no RSUs granted prior to 2011.

  Restricted Stock in Lieu of Directors' Fees

        Outside members of the Company's Board of Directors may elect to receive fully- vested restricted stock in lieu of cash compensation for services as a director. During the years ended December 31, 2013, 2012 and 2011, the Company issued 7,769, 5,512, and 5,278 shares of restricted stock, respectively, to outside directors, with vesting date fair value of $230,000, $172,000, and $130,000, respectively, and a weighted-average grant date fair value of $29.54, $30.79, and $25.16 per share, respectively.

  Employee Stock-Based Compensation Expense

        The Company recognized employee stock-based compensation expense of $17.5 million, $15.1 million and $11.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. Employee stock-based compensation expense was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Employee stock-based compensation expense includes expense related to stock options and RSUs granted to outside directors of the Company as well as stock purchased under the ESPP. The following table presents the impact of

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 9. Stock-based Compensation (Continued)

employee stock-based compensation expense on selected statement of operations line items for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cost of product revenues	$483	$441	$335
Research and development	4,873	3,992	3,017
Selling and marketing	4,369	4,191	3,194
General and administrative	7,732	6,480	5,189

Total	$17,457	$15,104	$11,735

        As of December 31, 2013, total unrecognized compensation expense related to unvested stock options and RSUs, net of estimated forfeitures, was $20.4 million. The Company expects to recognize this expense over a weighted-average period of 25 months.

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

	Year Ended December 31,
	2013	2012	2011
Expected volatility:
Stock options	46%	46%	47%
ESPP	39%	43%	47%
Risk-free interest rate:
Stock options	1.40%	1.23%	2.29%
ESPP	0.11%	0.09%	0.05%
Expected life in years:
Stock options	6.64	6.98	6.22
ESPP	0.50	0.50	0.50
Weighted-average fair value:
Stock options	$14.11	$14.51	$11.19
ESPP	$7.82	$7.67	7.16

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 10. Segment Information

        The Company operates in one business segment, which primarily focuses on the development and global commercialization of genomic-based clinical laboratory services that analyze the underlying biology of cancer, allowing physicians and patients to make individualized treatment decisions. The Company's Oncotype DX breast and colon tests have similar economic and other characteristics, including the nature of the products and production processes, type of customers, distribution methods and regulatory environment. As of December 31, 2013, the majority of the Company's product revenues have been derived from sales of one product, the Oncotype DX breast cancer test.

        As of December 31, 2013, the majority of the Company's tests have been delivered to physicians in the United States. All Oncotype DX tests are processed in the Company's clinical reference laboratory facility in Redwood City, California. The following table summarizes total revenues from customers, payors and collaboration partners by geographic region (in thousands). Product revenues are attributed to countries based on ship-to location. Contract revenues are attributed to countries based on the location of the collaboration partner.

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
United States	$223,662	$207,508	$187,300
Outside of the United States	37,933	27,665	18,811

Total revenues	$261,595	$235,173	$206,111

Note 11. Income Taxes

        The components of the Company's income (loss) before income taxes were as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Domestic	$(13,294)	$8,018	$7,778
Foreign	883	653	497

Total income (loss) before income taxes	$(12,411)	$8,671	$8,275

        The components of the Company's income tax expense (benefit) were as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Current expense (benefit):
Federal	$(22)	$111	$21
State	57	99	264
Foreign	311	212	144

Total income tax expense	$346	$422	$429

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 11. Income Taxes (Continued)

        The income tax expense (benefit) differs from the amount computed by applying the statutory federal income tax rate as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Federal tax at statutory rate	$(4,344)	$3,035	$2,896
Stock-based compensation	1,149	1,659	1,914
Non-deductible meals and entertainment	507	492	465
Net operating losses not used (used)	2,999	(4,973)	(5,067)
Federal alternative minimum tax	—	120	21
State tax, net of federal benefit	37	64	172
Other	(2)	25	28

Total income tax expense	$346	$422	$429

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2013	2012
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$30,970	$35,400
Stock-based compensation	9,150	6,600
Research tax credits	9,580	6,080
Fixed assets	3,200	2,550
Capitalized costs	3,860	720
Other	5,080	3,330

Total deferred tax assets	61,840	54,680
Valuation allowance	(61,840)	(54,680)

Net deferred tax assets	$—	$—

        Based on all available objective evidence, the Company believes that it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company recorded a valuation allowance against all of its net deferred tax assets for the years ended December 31, 2013 and 2012, respectively. The Company will continue to maintain a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. The net valuation allowance increased by $7.2 million, and decreased by $3.8 million and $1.5 million, during the years ended December 31, 2013, 2012 and 2011, respectively.

        As of December 31, 2013, the Company had federal and state net operating loss carryforwards of approximately $98.0 million and $105.0 million, respectively, and federal and state research and development tax credit carryforwards of approximately $7.5 million and $4.5 million, respectively. The

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 11. Income Taxes (Continued)

federal net operating loss and federal tax credit carryforwards will expire at various dates beginning in 2021. The state net operating loss carryforwards begin to expire in 2014 if not utilized. The state tax credit carryforwards have no expiration date. None of the net operating loss and tax credit carryforwards are subject to the limitations imposed by Sections 382 and 383 of the Internal Revenue Code.

        The Company tracks a portion of its deferred tax assets attributable to stock option benefits in a separate memorandum account. Therefore, these amounts are not included in the Company's gross or net deferred tax assets. The benefit of these stock options will not be recorded in equity unless it reduces taxes payable. As of December 31, 2013, the portion of the federal and state net operating losses related to stock option benefits was approximately $23.3 million.

        The Company had $2.2 million, $875,000 and $839,000 of unrecognized tax benefits as of December 31, 2013, 2012 and 2011, respectively. The unrecognized tax benefits are primarily research tax credits for all years. The following table summarizes the activity related to unrecognized tax benefits:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Balance at January 1	$875	$839	$768
Increase (decrease) related to prior year tax positions	74	(3)	(30)
Increase related to current year tax positions	1,211	39	101

Balance at December 31	$2,160	$875	$839

        Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business. The Company does not anticipate a material change to its unrecognized tax benefits over the next twelve months that would affect the Company's effective tax rate.

        Accrued interest and penalties related to unrecognized tax benefits are recognized as part of the Company's income tax provision in its consolidated statement of operations. For the year ended December 31, 2013, 2012 and 2011, the Company recognized $5,700, $6,800 and $4,100 in interest and penalties, respectively, related to unrecognized tax benefits.

        The Company files federal, state and foreign income tax returns in many jurisdictions in the United States and abroad. The statute of limitations remain open for fiscal 2000 through 2013 in U.S. federal and state jurisdictions, and for fiscal 2010 through 2013 in foreign jurisdictions. Fiscal years outside the normal statute of limitations remain open to audit by tax authorities due to tax attributes generated in early years which have been carried forward and may be audited in subsequent years when utilized.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013

Note 12. Selected Quarterly Financial Data (Unaudited)

        The following table contains selected unaudited consolidated statement of operations information for each of the fiscal quarters in 2013 and 2012. The Company believes that the following information reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Quarter Ended	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2013:
Total revenues	$63,094	$63,691	$65,990	$68,819
Product revenues	62,709	63,691	65,732	67,060
Cost of product revenues	9,746	10,757	10,781	10,815
Net income (loss)	(883)	(2,994)	488	(9,369)
Basic net income (loss) per common share	$(0.03)	$(0.10)	$0.02	$(0.30)
Diluted net income (loss) per common share	$(0.03)	$(0.10)	$0.02	$(0.30)
2012:
Total revenues	$58,467	$57,631	$58,648	$60,427
Product revenues	57,904	57,185	58,371	59,998
Cost of product revenues	9,326	9,013	9,037	9,641
Net income	777	1,801	3,712	1,960
Basic net income per common share	$0.03	$0.06	$0.12	$0.06
Diluted net income per common share	$0.02	$0.06	$0.11	$0.06

        The quarterly increases in product revenues during 2013 and 2012 were primarily attributable to increased adoption of the Oncotype DX breast and colon cancer tests by physicians, international expansion, increased revenues recorded on an accrual basis, and increased reimbursement for these tests by third-party payors. The increase in cost of product revenues during the quarter ended June 30, 2013 was primarily due to incremental costs related to test processing associated with the launch of the Oncotype DX prostate cancer test and enhancements to the Company's laboratory information management system, as well as a milestone license fee paid in connection with the launch of the Company's prostate cancer test in May 2013. The net loss for the quarter ended December 31, 2013 is primarily due to an up-front payment of $9.0 million under a license agreement. Per share amounts for the quarters and full year have been calculated separately. Accordingly, quarterly amounts may not add up to the annual amount because of differences in the weighted-average common shares outstanding during each period, due primarily to the effect of the Company's issuing shares of its common stock during the year.

        For the quarters ended March 31, June 30, 2013, and December 31, 2013, basic and diluted net income (loss) per common share were identical as common equivalent shares were excluded from the calculation because their effect was anti-dilutive.

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

        (b)   Management's Annual Report on Internal Control over Financial Reporting.    Our management is responsible for establishing and maintaining internal control over our financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (1992 Framework). Based on the assessment using those criteria, our management concluded that, as of December 31, 2013, our internal control over financial reporting was effective. Our independent registered public accounting firm, Ernst & Young LLP, audited the effectiveness of our internal control over financial reporting. Their report appears below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Genomic Health, Inc.

        We have audited Genomic Health, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Genomic Health, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Genomic Health, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Genomic Health, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 11, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California
March 11, 2014

ITEM 9B.    Other Information.

        None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this item with respect to directors is incorporated by reference from the information under the caption "Election of Directors" contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2014 Annual Meeting of Stockholders to be held on June 5, 2014, or Proxy Statement. Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption "Executive Officers of the Registrant" and is incorporated herein by reference.

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

        Reference is made to the Index to Consolidated Financial Statements of Genomic Health under Item 8 of Part II hereof.

    (2)
    Financial Statement Schedules

        The following schedule is filed as part of this Form 10-K:

    Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2013, 2012, and 2011.

        All other financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

    (3)
    Exhibits

        See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

  (b)
  Exhibits

Exhibit No.		Description of Document
3(i	)	Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.3 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).
3(ii	)	Amended and Restated Bylaws of the Company, as amended and restated January 8, 2009 (incorporated by reference to exhibit 3.1 to the Company's Current Report on Form 8-K filed on January 9, 2009).
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
10.3.5	#	Genomic Health, Inc. Employee Stock Purchase Plan (incorporated by reference to exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011).
10.4.1	†
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
10.10
Lease dated August 30, 2013 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013).

Exhibit No.		Description of Document
21.1	*	List of Subsidiaries.
23.1	*	Consent of Independent Registered Public Accounting firm.
24.1	*	Power of Attorney (see page 125 of this Form 10-K).
31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	*	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1	**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101	##
The following materials from Registrant's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL), includes: (i) Consolidated Balance Sheets at December 31, 2013 and 2012, (ii) Consolidated Statements of Income for the three years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Stockholders' Equity for the three years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the three years ended December 31, 2013, 2012, and 2011, and (vi) Notes to Consolidated Financial Statements.

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

SCHEDULE II

GENOMIC HEALTH, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2013, 2012 and 2011

	Balance at Beginning of Period	Expenses	Deductions	Balance at End of Period
	(In thousands)
Allowance for Doubtful Accounts:
Year ended December 31, 2013	$1,133	$6,169	$5,395	$1,907

Year ended December 31, 2012	$1,206	$3,408	$3,481	$1,133

Year ended December 31, 2011	$680	$3,484	$2,958	$1,206

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENOMIC HEALTH, INC.
By:	/s/ KIMBERLY J. POPOVITS Kimberly J. Popovits President and Chief Executive Officer (Principal Executive Officer)

Date: March 11, 2014

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

Signature	Title	Date

/s/ KIMBERLY J. POPOVITS Kimberly J. Popovits	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 11, 2014
/s/ DEAN L. SCHORNO Dean L. Schorno	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2014
/s/ FELIX J. BAKER Felix J. Baker	Director	March 11, 2014
/s/ JULIAN C. BAKER Julian C. Baker	Director	March 11, 2014
/s/ FRED E. COHEN, M.D., D. PHIL. Fred E. Cohen, M.D., D. Phil.	Director	March 11, 2014

Signature	Title	Date

/s/ SAMUEL D. COLELLA Samuel D. Colella	Director	March 11, 2014
/s/ HENRY J. FUCHS, M.D. Henry J. Fuchs, M.D.	Director	March 11, 2014
/s/ GINGER L. GRAHAM Ginger L. Graham	Director	March 11, 2014
/s/ RANDALL S. LIVINGSTON Randall S. Livingston	Director	March 11, 2014

EXHIBIT INDEX

Exhibit No.		Description of Document
3(i	)	Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.3 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

3(ii	)	Amended and Restated Bylaws of the Company, as amended and restated January 8, 2009 (incorporated by reference to exhibit 3.1 to the Company's Current Report on Form 8-K filed on January 9, 2009).

4.1		Specimen Common Stock Certificate (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

10.1	#	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

10.2	#	2001 Stock Incentive Plan and forms of agreements thereunder (incorporated by reference to the exhibit of the same number filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

10.3.1	#	Amended and Restated Genomic Health, Inc. 2005 Stock Incentive Plan (incorporated by reference to exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009).

10.3.2	#	Form of Stock Option Agreement under the Company's Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009).

10.3.3	#	Form of Global Restricted Stock Unit Agreement under the Company's Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to exhibit 10.15 filed with the Company's Annual Report on form 10-K for the year ended December 31, 2010).

10.3.4	#	Form of Non U.S. Employee/Consultant Stock Option Agreement under the Company's 2005 Stock Incentive Plan (incorporated by reference to exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).

10.3.5	#	Genomic Health, Inc. Employee Stock Purchase Plan (incorporated by reference to exhibit 10.1 filed with the Company's Quarterly Report on form 10-Q for the quarterly period ended June 30, 2011).

10.4.1	†	PCR Patent License Agreement dated February 21, 2005 between the Company and Roche Molecular Systems, Inc. (incorporated by reference to exhibit 10.8 filed with Registration Statement on Form S-1 (File No. 333-126626), as amended, declared effective on September 28, 2005).

10.4.2	†	Amendment to PCR Patent License Agreement dated October 21, 2011 between the Company and Roche Molecular Systems, Inc. (incorporated by reference to exhibit 10.17 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2011).

10.5		Lease dated September 23, 2005 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.10 filed with Registration Statement on Form S-1 (File No. 333-126626) , as amended, declared effective on September 28, 2005).

Exhibit No.		Description of Document
10.6		Lease dated January 4, 2007 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.8 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2006).

10.7		Lease dated October 1, 2009 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

10.8		First Amendment to Lease dated January 4, 2007 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.13 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2010).

10.9		Second Amendment to Lease dated September 23, 2005 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.14 filed with the Company's Annual Report on form 10-K for the year ended December 31, 2010).

10.10		Lease dated August 30, 2013 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013).

21.1	*	List of Subsidiaries.

23.1	*	Consent of Independent Registered Public Accounting firm.

24.1	*	Power of Attorney (see page 125 this Form 10-K).

31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101	##	The following materials from Registrant's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL), includes: (i) Consolidated Balance Sheets at December 31, 2013 and 2012, (ii) Consolidated Statements of Income for the three years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Stockholders' Equity for the three years ended December 31, 2013, 2012 and 2011 (v) Consolidated Statements of Cash Flows for the three years ended December 31, 2013, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.

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