Form 10-Q
period 2014-03-31
GENOMIC HEALTH INC
filed 2014-05-07
CIK 1131324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 31,242,188 as of April 30, 2014.

GENOMIC HEALTH, INC.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

GENOMIC HEALTH, INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$28,241	$33,279
Short-term marketable securities	72,621	72,071
Accounts receivable (net of allowance for doubtful accounts; 2014 - $1,932, 2013 - $1,907)	28,901	29,446
Prepaid expenses and other current assets	10,125	10,196
Total current assets	139,888	144,992
Long-term marketable securities	1,285	—
Property and equipment, net	18,065	18,290
Other assets	14,099	13,752
Total assets	$173,337	$177,034

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,562	$5,160
Accrued compensation	11,399	12,776
Accrued license fees	2,300	2,554
Accrued expenses and other current liabilities	9,958	8,464
Deferred revenues	8	586
Other current liabilities	192	292
Total current liabilities	31,419	29,832

Other liabilities	2,136	2,221
Commitments and contingencies
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	347,582	345,345
Accumulated other comprehensive income, net	21	12
Accumulated deficit	(177,714)	(170,269)
Treasury stock, at cost	(30,110)	(30,110)
Total stockholders’ equity	139,782	144,981
Total liabilities and stockholders’ equity	$173,337	$177,034

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Product revenues	$67,002	$62,709
Contract revenues	—	385
Total revenues	67,002	63,094
Operating expenses:
Cost of product revenues	12,055	9,746
Research and development	14,681	13,663
Selling and marketing	32,732	27,439
General and administrative	14,728	13,135
Total operating expenses	74,196	63,983
Loss from operations	(7,194)	(889)
Interest income	50	65
Other income (expense), net	(226)	(6)
Loss before income taxes	(7,370)	(830)
Income tax expense	75	53
Net loss	$(7,445)	$(883)
Basic and diluted net loss per share	$(0.24)	$(0.03)
Shares used in computing basic and diluted net loss per share	31,087	30,099

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Net loss	$(7,445)	$(883)
Other comprehensive income
Unrealized gain on available-for-sale marketable securities, net of tax	9	18
Comprehensive loss	$(7,436)	$(865)

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net loss	$(7,445)	$(883)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,757	1,545
Employee stock-based compensation	4,356	4,359
Outside director restricted stock awarded in lieu of fees	50	50
(Gain) loss on disposal of property and equipment	33	(4)
Impairment of assets held for sale	265	—
Changes in assets and liabilities:
Accounts receivable	545	(4,792)
Prepaid expenses and other assets	(315)	(771)
Accounts payable	2,367	(898)
Accrued compensation	(1,377)	(1,832)
Accrued expenses and other liabilities	468	2,049
Deferred revenues	(578)	(321)
Net cash provided by (used in) operating activities	126	(1,498)
Investing activities
Purchases of property and equipment	(1,169)	(2,217)
Purchases of marketable securities	(23,326)	(18,289)
Maturities of marketable securities	21,500	20,387
Net cash used in investing activities	(2,995)	(119)
Financing activities
Net proceeds from issuance of common stock under stock plans	996	3,158
Withholding taxes related to restricted stock units net share settlement	(3,165)	(2,434)
Repurchase of common stock	—	(15)
Net cash provided by (used in) financing activities	(2,169)	709
Net decrease in cash and cash equivalents	(5,038)	(908)
Cash and cash equivalents at the beginning of the period	33,279	18,005
Cash and cash equivalents at the end of the period	$28,241	$17,097
Supplemental disclosure of cash flow information
Cash paid for income taxes	$218	$108
Non-cash investing and financing activities
Accrued purchase of property and equipment	$1,750	$1,372

See accompanying notes.

GENOMIC HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

Principles of Consolidation

The condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. The Company had three wholly-owned subsidiaries at March 31, 2014: Genomic Health International Sarl, which was established in Switzerland in 2009, and Genomic Health International Holdings, LLC, which was established in Delaware in 2010, both of which support the Company’s international sales and marketing efforts; and Oncotype Laboratories, Inc., which was established in 2003, and is inactive. Genomic Health International Holdings, LLC has nine wholly-owned subsidiaries. The functional currency for the Company’s wholly-owned subsidiaries incorporated outside the United States is the U.S. dollar. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation and Use of Estimates

The accompanying interim period condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated balance sheet as of March 31, 2014, and the condensed consolidated statements of operations, comprehensive income (loss) and cash flows for the three months ended March 31, 2014 and 2013 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2013 has been derived from audited financial statements, but it does not include certain information and notes required by GAAP for complete consolidated financial statements.

The preparation of financial statements in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures in the Company’s condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

The accompanying interim period condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

The Company’s product revenues for tests performed are recognized when the following revenue recognition criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Criterion (1) is satisfied when the Company has an arrangement to pay or a contract with the payor in place addressing reimbursement for the Oncotype DX test. In the absence of such arrangements, the Company considers that criterion (1) is satisfied when a third-party payor pays the Company for the test performed. Criterion (2) is satisfied when the Company performs the test and generates and delivers to the physician, or makes available on its web portal, a patient report. Determination of criteria (3) and (4) are based on management’s judgments regarding whether the fee charged for products or services delivered is fixed or determinable, and the collectability of those fees under any contract or arrangement. When evaluating collectability, the Company considers whether it has sufficient history to reliably estimate a payor’s individual payment patterns. Based upon at least several months of payment history, the Company reviews the number of tests paid against the number of tests billed and the payor’s outstanding balance for unpaid tests to determine whether payments are being made at a consistently high percentage of tests billed and at appropriate amounts given the contracted payment amount. To the extent all criteria set forth above are not met when test results are delivered, product revenues are recognized when cash is received from the payor.

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

From time to time, the Company receives requests for refunds of payments, generally due to overpayments made by third-party payors. Upon becoming aware of a refund request, the Company establishes an accrued liability for tests covered by the refund request until such time as the Company determines whether or not a refund is due. Accrued refunds were $1.2 million and $770,000 at March 31, 2014 and December 31, 2013, respectively, and included in accrued expenses and other current liabilities.

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

Allowance for Doubtful Accounts

The Company accrues an allowance for doubtful accounts against its accounts receivable based on estimates consistent with historical payment experience. Bad debt expense is included in general and administrative expense on the Company’s condensed consolidated statements of operations. Accounts receivable are written off against the allowance when the appeals process is exhausted, when an unfavorable coverage decision is received or when there is other substantive evidence that the account will not be paid. The Company’s allowance for doubtful accounts at both March 31, 2014 and December 31, 2013 was $1.9 million. Write-offs for doubtful accounts of $1.5 million and $1.0 million were recorded against the allowance during the three months ended March 31, 2014 and 2013, respectively. Bad debt expense was $1.5 million and $1.3 million for the three months ended March 31, 2014 and 2013, respectively.

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

In December 2010, the Company invested $500,000 in the preferred stock of a private company representing 21% of the entity’s outstanding voting shares. The Company determined that it was not the primary beneficiary of this VIE and, accordingly, applied the equity method of accounting. In June 2012, the Company invested an additional $400,000 in the preferred stock of this company as part of a new equity financing, reducing the Company’s holdings to approximately 16%. As of June 30, 2012, as a result of the Company’s ownership falling below 20% and not having the ability to exercise influence over the investee entity, the Company changed its method of accounting for this investment to the cost method. Each of the Company’s equity investments is reviewed at least annually for impairment or whenever events or changes in circumstances indicate that the carrying value of the investment might not be recoverable. At December 31, 2013, the Company concluded that the indicators of impairment of its investment in this privately held company were other than temporary and wrote off the remaining asset balance of $643,000. Therefore, the net carrying value of this investment was $0 at March 31, 2014 and December 31, 2013.

In March 2011, the Company invested $2.3 million in the redeemable preferred stock of a private company representing 21% of the entity’s outstanding voting shares. The Company determined that the investment was a held-to-maturity debt security and that the investee was not subject to consolidation. In August 2012, the Company participated in the first tranche of a second preferred stock financing of this private company and purchased $1.0 million of preferred stock with no redemption privileges. In connection with this financing, the terms of the Company’s initial redeemable preferred stock investment were modified to become preferred stock with no redemption privileges. As a result of this transaction, the Company’s ownership interest was reduced to approximately 19% and the investment held by the Company is considered to be an investment in non-marketable equity securities. In October 2012, the Company participated in the second tranche of the second financing and purchased an additional $3.6 million of preferred stock, resulting in an ownership percentage of approximately 18%. In May 2013, the investee completed an additional round of financing to new investors. In November 2013, the Company participated in the second tranche of the fourth financing and purchased an additional $5.0 million of preferred stock. At both March 31, 2014 and December 31, 2013, the Company’s ownership percentage was approximately 12%. The investee is not consolidated because the Company owns less than 20% of the investee, and the Company does not have the ability to exercise significant influence over the investee. As a result, the Company will continue to use the cost method of accounting for this investment. The carrying value of this investment was $11.9 million at both March 31, 2014 and December 31, 2013, and no impairment has been recognized for this investment through March 31, 2014.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

Options to purchase 1.2 million shares of the Company’s common stock and 140,000 restricted stock units were outstanding at March 31, 2014, but were not included in the computation of diluted net loss per share because their effect is anti-dilutive.  Options to purchase 1.4 million shares of the Company’s common stock and 112,000 restricted stock units were outstanding at March 31, 2013, but were not included in the computation of diluted net loss per share because their effect is anti-dilutive.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis at March 31, 2014 and December 31, 2013, respectively. The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013 by level within the fair value hierarchy:

	Actively Quoted Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance at March 31, 2014
	(In thousands)
As of March 31, 2014:
Assets
Money market deposits	$10,841	$—	$—	$10,841
Commercial paper	—	41,644	—	41,644
Corporate debt securities	—	36,261	—	36,261
Total	$10,841	$77,905	$—	$88,746

	Actively Quoted Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance at December 31, 2013
	(In thousands)
As of December 31, 2013:
Assets
Money market deposits	$15,690	$—	$—	$15,690
Commercial paper	—	37,643	—	37,643
Corporate debt securities	—	35,428	—	35,428
Total	$15,690	$73,071	$—	$88,761

The Company’s debt securities of U.S. government-sponsored entities, commercial paper and corporate bonds are classified as Level 2 as they are valued using multi-dimensional relational pricing models that use observable market inputs, including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data. Not all inputs listed are available for use in the evaluation process on any given day for each security evaluation. In addition, market indicators, industry and economic events are monitored and may serve as a trigger to acquire further corroborating market data. There were no transfers between Level 1 and Level 2 categories during the three months ended March 31, 2014 and 2013, respectively.

All of the Company’s marketable securities are classified as available-for-sale. The following tables illustrate the Company’s available-for-sale marketable securities as of the dates indicated:

	March 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Commercial paper	$37,620	$24	$—	$37,644
Corporate debt securities	36,265	1	(5)	36,261
Total	$73,885	$25	$(5)	$73,905

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Commercial paper	$36,625	$18	$—	$36,643
Corporate debt securities	35,434	3	(9)	35,428
Total	$72,059	$21	$(9)	$72,071

The Company had no realized gains or losses on available-for-sale marketable securities for the three months ended March 31, 2014 and 2013, respectively.

The following table summarizes the Company’s portfolio of available-for-sale marketable securities by contractual maturity as of the dates indicated:

	March 31, 2014		December 31, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$72,600	$72,620	$72,059	$72,071
Due in more than one year but less than five years	1,285	1,285	—	—
Total	$73,885	$73,905	$72,059	$72,071

Note 4. Collaboration and Commercial Technology Licensing Agreements

The Company has entered into a variety of collaboration and specimen transfer agreements relating to its development efforts. The Company recorded collaboration expenses of $1.2 million and $459,000 for the three months ended March 31, 2014 and 2013, respectively, relating to services provided in connection with these agreements. In addition to these expenses, some of the agreements contain provisions for royalties from inventions resulting from these collaborations. The Company has specified options and rights relating to joint inventions arising out of the collaborations.

In August 2013, the Company entered into a collaboration agreement to conduct an additional large DCIS clinical study to validate the relationship between the Oncotype DX DCIS score and the likelihood of local recurrence in patients with DCIS. The agreement, which is estimated to be completed in 2017, includes a study fee and milestone payments dependent on the completion of certain key milestones. In 2013, the Company capitalized the milestone payments of $392,000 related to this agreement. During the three months ended March 31, 2014, the Company recorded collaboration expenses related to this agreement for $237,000. All future milestone payments are contingent on certain accomplishments, and therefore the timing for any related payments cannot be estimated.

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

In January 2014, the Company entered into a collaboration agreement to conduct a prostate study with a goal to determine the association between the Genomic Prostate Score, or GPS provided by the assay and the likelihood of experiencing disease progression while on active surveillance.  In February 2014, the Company capitalized a milestone payment of $367,000 related to this agreement which is included in the other assets in the accompanying condensed consolidated balance sheets.  All future milestone payments to be received under this agreement are contingent on certain accomplishments, and therefore the timing for any related payments cannot be estimated.

The Company is a party to various agreements under which it licenses technology on a non-exclusive basis in the field of human diagnostics. Access to these licenses enables the Company to process its Oncotype DX tests. While certain agreements contain provisions for fixed annual payments, license fees are generally calculated as a percentage of product revenues, with rates that vary by agreement and may be tiered, and payments that may be capped at annual minimum or maximum amounts. The Company recognized costs recorded under these agreements totaling $2.3 million and $2.1 million for the three months ended March 31, 2014 and 2013, respectively, which were included in cost of product revenues.

At March 31, 2014, fixed future annual payments, exclusive of royalty payments, relating to the launch and commercialization of the Oncotype DX colon cancer test and the Oncotype DX prostate cancer test totaled $650,000 and are payable as follows:

Fixed Future Annual Payments
(In thousands)
Payment Due:
2014 (remainder of year)	$100
2015	550
Total	$650

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

Contract Research Arrangements

In November 2007, the Company entered into a Collaborative Diagnostic Development Agreement with Pfizer Inc. to provide research and development services for the development of a diagnostic product for renal cell cancer. The Company received an initial payment of $1.5 million and was initially eligible to receive a payment of $2.2 million upon joint agreement on a gene identification plan, $5.0 million in additional payments upon the earlier of Pfizer’s election to initiate the next phase of development or a specified number of months from the date the Company received the sample set and related clinical data necessary to conduct the first phase of development, and a final payment of $1.5 million upon completion of clinical validation. Completion of clinical validation represented a substantive milestone and the Company recognized the $1.5 million payment upon completion in December 2013. The Company did not recognize any revenue related to substantive milestones under this agreement during the quarter ended March 31, 2013.

All other payments were not considered substantive milestones as they are not based solely on the Company’s past performance. Such payments are recognized using a performance-based model and revenue is recognized following delivery of effort as compared to an estimate of total expected effort.

Note 5. Commitments

Lease Obligations

In September 2005, the Company entered into a non-cancelable lease for 48,000 square feet of laboratory and office space that the Company currently occupies in Redwood City, California. In November 2010, the Company executed an amendment to extend the term of the lease through March 2019, with an option for the Company to extend the term of the lease for an additional five years. The agreement included lease incentive obligations of $834,000 that are being amortized on a straight line basis over the life of the lease.

In January 2007, the Company entered into a non-cancelable lease for an additional 48,000 square feet of laboratory and office space in a nearby location. In November 2010, the Company executed an amendment to extend the term of the lease through March 2018, with an option for the Company to extend the lease for an additional five years. The agreement included lease incentive obligations totaling $283,000 that are being amortized on a straight line basis over the life of the lease.

In October 2009, the Company entered into a non-cancelable agreement to lease an additional 30,500 square feet of office space near the locations the Company occupied. The lease expires in March 2018, with an option for the Company to extend the term of the lease for an additional five years. The agreement includes lease incentive obligations of $307,000 that are being amortized on a straight line basis over the life of the lease.

In August 2013, the Company entered into a non-cancelable agreement to lease an additional 18,400 square feet of laboratory and office space near the locations the Company currently occupies. The lease expires in March 2019, with an option for the Company to extend the term of the lease for an additional five years. In addition, there is an additional 5,500 square feet that may become available during the initial term of the lease, which the Company has agreed to lease on the same terms. The agreement includes lease incentive obligations of $276,000 which are being amortized on a straight line basis over the life of the lease.

In May 2010, the Company’s European subsidiary entered into a non-cancelable lease for approximately 2,500 square feet of office space in Geneva, Switzerland. The lease expires in May 2015. Additionally, the Company has offices in Germany, Ireland and the United Kingdom with short term rental agreements.

Future non-cancelable commitments under these operating leases at March 31, 2014 were as follows:

Annual Payments
(In thousands)
Years Ending December 31,
2014 (remainder of year)	$2,724
2015	3,540
2016	3,597
2017	3,706
2018	2,310
2019 and thereafter	462
Total minimum payments	$16,339

Note 6. Stock-Based Compensation

Stock Option Grants

The Company granted options to purchase 372,010 shares and 317,500 shares of common stock to employees during the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014, the Company issued 94,309 shares of common stock in connection with the exercise of stock options with a weighted-average exercise price of $10.56 per share. For the three months ended March 31, 2013, the Company issued 195,524 shares of common stock in connection with the exercise of stock options with a weighted-average exercise price of $16.15 per share.

Restricted Stock Units

During the three months ended March 31, 2014, the Company awarded 331,253 restricted stock units (“RSUs”) with a grant-date fair value equal to $9.7 million. During the three months ended March 31, 2013, the Company awarded 254,598 RSUs with a grant-date fair value equal to $7.3 million. Each RSU entitles the recipient to receive one share of the Company’s common stock upon vesting. RSUs awarded to employees generally vest as to one-third of the total number of shares awarded annually over a three-year period. During the three months ended March 31, 2014, the Company issued 164,532 shares of common stock in connection with the vesting of RSUs with a weighted-average grant date fair value of $27.98 per share.  During the three months ended March 31, 2013, the Company issued 117,434 shares of common stock in connection with the vesting of RSUs with a weighted-average grant date fair value of $26.44 per share.

Performance-Based Vesting Restricted Stock Units

In March 2014, the Company approved awards of performance-based restricted stock units (“PVRSUs”) for certain senior officers of the Company under its 2005 Stock Incentive Plan. The awards are subject to the approval of the 2005 Stock Incentive Plan, as amended and restated by the Board of Directors on March 24, 2014, at the 2014 Annual Meeting of Stockholders. The amount potentially available under a PVRSU shall be subject to the attainment of pre-established, objective performance goals over a specified period.

During the three months ended March 31, 2014, the Company awarded 44,630 PVRSUs with a grant date fair value of $1.2 million. The PVRSUs awarded to employees vest base on achievement of a revenue milestone, weighted from 0% to 100%, a tests delivered milestone, weighted from 0% to 100%, and a reimbursement-related milestone, weighted from 0% to 33 1/3%, not to exceed 100% in the aggregate. In addition, the awards also have a service vesting criteria following the achievement of performance criteria through February 2016.

The Company recognizes the fair value of these awards to the extent the achievement of the related performance criteria is estimated to be probable. If a performance criteria is subsequently determined to not be probable of achievement, any related expense is reversed in the period such determination is made. As March 31, 2014, the achievement of the performance criteria is estimated not to be probable. Changes in the Company’s assessment of the probability of achievement of performance criteria could have a material effect on the results of operations in future periods.

Restricted Stock in Lieu of Directors’ Fees

Outside members of the Company’s Board of Directors may elect to receive fully-vested restricted stock in lieu of cash compensation for services as a director. During the three months ended March 31, 2014, the Company issued 1,705 shares of restricted stock to outside directors, with a grant date fair value of $50,000, and a weighted-average grant date fair value of $29.27 per share. During the three months ended March 31, 2013, the Company issued 1,835 shares of restricted stock to outside directors, with a grant date fair value of $50,000, and a weighted-average grant date fair value of $27.24 per share.

Employee Stock Purchase Plan

During the three months ended March 31, 2014 and 2013, no shares were issued under the employee stock purchase plan (“ESPP”). A total of 1,250,000 shares of common stock have been reserved for issuance under the ESPP, of which 951,056 shares were available for issuance as of December 31, 2013. As of March 31, 2014, there was $178,000 of unrecognized compensation expense related to the ESPP, which is expected to be recognized over an estimated weighted-average period of two months.

Employee Stock-Based Compensation Expense

The Company recognized employee stock-based compensation expense of $4.4 million for both the three months ended March 31, 2014 and 2013. Employee stock-based compensation expense includes expense related to stock option grants, RSU awards to employees, restricted stock issued in lieu of outside director fees and stock purchased under the Company’s Employee Stock Purchase Plan (“ESPP”). Stock-based compensation expense is calculated based on options and RSUs ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

	Three Months Ended March 31,
	2014	2013
Expected volatility:
Stock options	44%	46%
ESPP	34%	51%
Risk-free interest rate:
Stock options	1.98%	1.26%
ESPP	0.10%	0.14%
Expected life in years:
Stock options	6.66	6.65
ESPP	0.50	0.50
Weighted-average grant date fair value:
Stock options	$14.42	$13.19
ESPP	$8.12	$7.50

Note 7. Segment Information

The Company operates in one business segment, which primarily focuses on the development and global commercialization of genomic based clinical laboratory services that analyze the underlying biology of cancer, allowing physicians and patients to make individualized treatment decisions. As of March 31, 2014, the majority of the Company’s product revenues have been derived from sales of one product, the Oncotype DX breast cancer test.

The following table summarizes total revenues from customers and collaboration partners by geographic region. Product revenues are attributed to countries based on ship-to location. Contract revenues are attributed to countries based on the location of the collaboration partner.

	Three Months Ended March 31,
	2014	2013
	(In thousands)
United States	$55,468	$54,562
Outside of the United States	11,534	8,532
Total revenues	$67,002	$63,094

Note 8. Income Taxes

The Company recorded income tax expense of $75,000 and $53,000 for the three months ended March 31, 2014 and 2013, respectively, which was computed using the “discrete” (or “cut-off”) method and was principally comprised of state income taxes and foreign taxes. The difference between the income tax expense actually recorded and the statutory rate applied to the Company’s income (loss) before income taxes was primarily due to the impact of nondeductible stock-based compensation expenses and nondeductible meals and entertainment for the three months ended March 31, 2014 and March 31, 2013.

Based on all available objective evidence, the Company believes that it is more likely than not that its net deferred tax assets will not be fully realized. Accordingly, the Company maintained a valuation allowance against all of its federal and state net deferred tax assets as of both March 31, 2014 and December 31, 2013. The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

The Company had $2.2 million of unrecognized tax benefits at both March 31, 2014 and December 31, 2013. The Company does not anticipate a material change to its unrecognized tax benefits over the next twelve months that would affect the company’s effective tax rate. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

Accrued interest and penalties related to unrecognized tax benefits are recognized as part of the Company’s income tax provision in its condensed consolidated statements of operations. The statute of limitations remain open for the years 2000 through 2014 in U.S. federal and state jurisdictions, and for the years 2009 through 2014 in foreign jurisdictions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our expectation that, for the foreseeable future, a significant amount of our revenues will be derived from Oncotype DX for invasive breast cancer; the factors that may impact our financial results; our ability to achieve sustained profitability; our business strategy and our ability to achieve our strategic goals; our expectations regarding product revenues and the sources of those revenues; the amount of future revenues that we may derive from Medicare patients or categories of patients; our belief that we may become more dependent on Medicare reimbursement in the future; our plans to pursue reimbursement on a case-by-case basis; our ability, and expectations as to the amount of time it will take, to achieve reimbursement from third-party payors and government insurance programs for new indications of tests, new tests or in new markets; the potential impact of changes in reimbursement levels for our tests; our expectations regarding our international expansion and opportunities; our expectations for reimbursement in international markets; our intent to enter into additional foreign distribution arrangements; our beliefs with respect to the benefits and attributes of our tests or tests we may seek to develop in the future; the factors we believe drive demand for our tests and our ability to sustain or increase such demand; our success in increasing patient and physician demand as a result of our direct sales approach and our sales forces’ capacity to sell our tests; our plans with respect to increasing our sales force; plans for, and the timeframe for the development or commercial launch of, future tests or enhancements to address different patient populations of breast, colon or prostate cancer, other types of cancer or specific cancer treatments; our ability to compete with new or existing market participants; the factors that we believe will drive reimbursement and the establishment of coverage policies; the capacity of our clinical reference laboratory to process tests and our expectations regarding capacity; our expectations regarding expansion of our clinical reference laboratory; our dependence on collaborative relationships to develop tests and the success of those relationships; whether any tests will result from our collaborations or license agreements; the applicability of clinical results to actual outcomes; our estimates and assumptions with respect to disease incidence and potential market opportunities; the occurrence, timing, outcome or success of clinical trials or studies; our plans with respect to additional studies; our expectations regarding timing of the announcement or publication of research results; the benefits of our technology platform; the economic benefits of our tests to the healthcare system; the ability of our tests to impact treatment decisions; our beliefs regarding our competitive position; our expectations regarding new and future technologies, including next generation sequencing and non-invasive test technology, and their potential benefits; our belief that multi-gene analysis provides better analytical information; our beliefs regarding the benefits of genomic analysis in various patient populations; our expectations regarding clinical development processes future tests may follow; our beliefs regarding the benefits of individual gene reporting; our expectation that our research and development, general and administrative and sales and marketing expenses will increase and our anticipated uses of those funds; our expectations regarding capital expenditures; our ability to comply with the requirements of being a public company; our expectations regarding future levels of bad debt expense and billing and collections fees; our ability to attract and retain experienced personnel; the adequacy of our product liability insurance; our anticipated cash needs and our estimates regarding our capital requirements; our need for additional financing; our expected future sources of cash; our expectations regarding incurrence of debt; our compliance with federal, state and foreign regulatory requirements; the potential impact resulting from the regulation of our tests by the U.S. Food and Drug Administration, or FDA, and other similar non-U.S. regulators; our belief that our tests are properly regulated under the Clinical Laboratory Improvement Amendments of 1988, or CLIA; the impact of new or changing policies, regulation or legislation, or of judicial decisions, on our business and reimbursement for our tests; the impact of seasonal fluctuations and economic conditions on our business; our belief that we have taken reasonable steps to protect our intellectual property; the impact of changing interest rates; our beliefs regarding our unrecognized tax benefits or our valuation allowance; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; the impact of the economy on our business, patients and payors; and anticipated trends and challenges in our business and the markets in which we operate.

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

This report contains statistical data attributable to both the Kantar Health, Inc.’s CancerMPact database (February 2013) and the Globocan 2008 Data published by the International Agency for Research on Cancer (IARC) 2008, or data that we derived from these sources. These sources generally indicate that they believe their information is reliable but do not guarantee the accuracy and completeness of their information. Although we believe that the sources are reliable, we have not independently verified their data.

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

For the three months ended March 31, 2014, more than 23,080 Oncotype DX test reports were delivered for use in treatment planning, compared to more than 20,350 test reports delivered for the three months ended March 31, 2013. All of our tests are conducted at our clinical reference laboratory in Redwood City, California. Our clinical reference laboratory processing capacity is currently approximately 100,000 tests annually, and has significant expansion capacity with incremental increases in laboratory personnel and equipment. The Oncotype DX breast, colon, and prostate cancer tests analyze different genes. However, all of the tests are based on a similar Oncotype DX RT-PCR platform. We believe that we currently have sufficient capacity to process all of our tests.

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

We have continued to expand our business, both in the United States and internationally. We plan to continue to use essentially the same business model internationally as we use in the United States, however, there are significant differences between countries that need to be considered. For example, different countries may have a public healthcare system, a combination of public and private healthcare system or a cash-based payment system. We have a direct commercial presence with employees in Canada, France, Germany, Ireland, Italy, Sweden, Switzerland and the United Kingdom. Additionally, we entered into exclusive distribution agreements for the sale of our breast and colon cancer tests with approximately 20 distributors covering more than 90 countries outside of the United States.

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

The majority of our international Oncotype DX breast and colon cancer test revenues come from direct payor reimbursement, payments from our distributors, patient self-pay, and clinical collaborations in various countries. We have obtained some coverage for our breast cancer test outside of the United States, including in Argentina, Canada, the Czech Republic, Germany, Greece, Ireland, Israel, Saudi Arabia, Spain, Switzerland and the United Kingdom. In September 2013, we announced that the National Institute for Health and Care Excellence (NICE) in the United Kingdom issued its final guidance recommending Oncotype DX as the only multi-gene breast cancer test for use in clinical practice to guide chemotherapy treatment decisions for patients with early-stage, hormone receptor-positive, invasive breast cancer. In April 2014, we announced that the Gynecologic Oncology Working Group (AGO) in Germany also updated their guidelines to recommend Oncotype DX as the only breast cancer gene expression test to predict chemotherapy benefit in early-stage, hormone receptor-positive invasive breast cancer. We expect that it will take several years to establish broad coverage and reimbursement for our Oncotype DX breast, colon and prostate cancer tests with payors in countries outside of the United States and there can be no assurance that our efforts will be successful.

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

In September 2013, we began receiving samples for a second Oncotype DX prostate cancer clinical study to reinforce the value of our test in predicting adverse pathology, and to further demonstrate its role in predicting biochemical recurrence, a longer-term outcome also associated with aggressive disease. We anticipate completing this study and reporting top line results in mid-2014.

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

• Metatastic disease treatment selection; and

• Treatment monitoring.

Potential new products may address a specific clinical need or guide a targeted therapy decision and may also leverage our “next generation” sequencing, or NGS capabilities to expand our product opportunities. Additionally, potential new products may use non-invasive tests that can be performed on blood and urine to quantify the presence and burden of cancer as well as the sensitivity or resistance to specific drug therapies.

Technology

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

We have selected NGS to be our primary technology for future biomarker discovery and have begun using NGS for future clinical development in tandem with our existing RT-PCR based approach. NGS technologies parallelize the sequencing process, producing thousands or millions of sequences at once, and are intended to provide nucleic acid sequence information at lower cost than standard methods. We have created proprietary methods for NGS analysis of fixed paraffin embedded, or FPE, tissue nucleic acids, created bioinformatics programs, and infrastructure for data storage and analysis and plan to rely on NGS as the technology source of new biomarkers in the future.

We have begun to further advance our research and development pipeline with proprietary platforms that incorporate emerging molecular technologies in order to develop non-invasive tests that can be performed on blood or urine. While early-stage cancer continues to represent a significant opportunity with near-term potential, we now have the opportunity to expand our business further along the patient’s cancer journey. Expanding our focus beyond early-stage treatment decision support toward later-stage disease includes opportunities to monitor progression and response to therapeutics for patients who are diagnosed with later stage or recurrent disease who can also benefit from precision medicine.

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

As of the date of this report, we have not experienced a loss of principal on any of our short-term marketable securities, and we expect that we will continue to be able to access or liquidate these investments as needed to support our business activities. We periodically monitor the financial position of our significant third-party payors, which include Medicare and managed care companies. As of the date of this report, we do not expect the current economic environment to have a material negative impact on our ability to collect payments from third-party payors in the foreseeable future. The economic environment continued to impact product payment cycles, growth in tests delivered and product revenue generated during the three months ended March 31, 2014. Specifically, the economic impact of the recent implementation of healthcare reform and the sequester resulting from the Budget Control Act of 2011, discussed below, resulted in a negative impact on our product revenues for three months ended March 31, 2014. We intend to continue to assess the impact of the economic environment on our business activities. If the economic environment does not improve or deteriorates, our business including our patient population, government and third-party payors and our distributors and suppliers could be negatively affected, resulting in a negative impact on our product revenues.

U.S. Healthcare Environment

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or, collectively, the ACA, enacted in March 2010, makes changes that are expected to significantly impact the pharmaceutical and medical device industries and clinical laboratories. The ACA contains a number of provisions designed to generate the revenues necessary to fund expanded health insurance coverage, including new fees or taxes on certain health related industries, including medical device manufacturers. Beginning in 2013, each medical device manufacturer must pay sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices that are listed with the Food and Drug Administration, or FDA. Although the FDA has contended that clinical laboratory tests that are developed and validated by a laboratory for its own use, referred to as LDTs, such as our Oncotype DX breast, colon and prostate cancer tests, are medical devices, none of our products are currently listed with the FDA. We cannot assure you that the tax will not be extended to services such as ours in the future. The ACA also establishes a board that is charged with reducing the per capita rate of growth in Medicare spending. We are monitoring the impact of the ACA in order to enable us to determine the trends and changes that may be necessitated by the legislation that may potentially impact on our business over time.

Under the Budget Control Act of 2011, which went into effect for dates of service on or after April 1, 2013, Medicare payments to providers, including clinical laboratories, are reduced by 2% due to implementation of the automatic expense reductions (sequester).

In 2012 and again in 2013, the Centers for Medicare and Medicaid Services, or CMS, issued a preliminary determination for the Medicare Clinical Laboratory Fee Schedule, or CLFS, which proposed not to recognize Multi-Analyte codes with Algorithmic Analyses, or MAAAs. However, in its final determination in 2013, CMS determined that reimbursement rates could be set using rates established by local Medicare Administrative Contractors for those MAAA codes covered.

In April 2014, the President signed the Protecting Access to Medicare Act of 2014, or PAMA, which included a substantial new payment system for clinical laboratory tests under the CLFS. Under PAMA, laboratories that receive the majority of their Medicare revenues from payments made under the CLFS or the Physician Fee Schedule would report, beginning January 1, 2016, and then on an every three year basis thereafter (or annually for “advanced diagnostic laboratory tests”), private payor payment rates and volumes for their tests. CMS will use the rates and volumes reported by laboratories to develop Medicare payment rates for the tests equal to the volume-weighted median of the private payor payment rates for the tests. The payment rates calculated under PAMA will be effective starting January 1, 2017. Any reductions to payment rates resulting from the new methodology are limited to 10% per test per year in each of the years 2017 through 2019 and to 15 percent per test per year in each of 2020 through 2022. Although CMS has not yet issued regulations to implement PAMA, we believe our Oncotype DX tests each would be considered an advanced diagnostic laboratory test. The initial payment rate (for a period not to exceed nine months) for an advanced diagnostic laboratory test will be set at the “actual list charge” for the test as reported by the laboratory. Insofar as the actual list charge substantially exceeds private payor rates (by more than 30%), CMS will have the ability to recoup excess payments made during the initial nine-month payment period.

PAMA codified coverage rules for laboratory tests by requiring any local coverage determination to be made following the established procedures for development and appeals of local coverage determinations. PAMA also authorizes CMS to consolidate coverage policies for clinical laboratory tests among one to four laboratory-specific MACs. These same contractors may also be designated to process claims if CMS determines that such a model is appropriate.

In addition to changes adopted by PAMA, in 2013 CMS announced plans to bundle payments for clinical laboratory tests together with other services performed during hospital outpatient visits under the Hospital Outpatient Prospective Payment System. CMS exempted molecular diagnostic tests from this packaging provision at this time. Although our tests are generally not paid in the hospital outpatient setting, it is possible that this proposal could impact payment for some portion of our tests in the future.

In November 2013, we applied for a specific laboratory billing code from the American Medical Association, the AMA, for our Oncotype DX breast cancer test under the Current Procedural Terminology, or CPT, category of MAAAs. In March 2014, the AMA posted the Summary of Panel Actions taken by the CPT Editorial Panel, which included acceptance of our application for a test-specific Category I CPT code, which means that the Oncotype DX breast cancer test met certain utilization and evidence requirements. We expect the new code will be considered for review in July 2014 by Medicare at their annual public meeting seeking input on rate setting for new codes under the CLFS. Under Medicare law, Medicare must establish a reimbursement rate for new codes either by a “crosswalk” or “gapfill” process. Under the crosswalk process, Medicare assigns a rate for a new test by reference to an existing reimbursement rate for a similar test. If there is no test considered similar, the gapfill process allows the local MAC to establish rates in 2015 from which a national limitation amount will be established for 2016. We do not know for certain whether this will impact our current payment rate for our Oncotype DX breast cancer test. However, under PAMA, CMS is required to continue to use the methods for pricing, coding, and coverage of advanced diagnostic laboratory tests that were in effect prior to enactment of PAMA through December 31, 2016, including crosswalking or gapfill methods.  Regardless of the rate established for our test under the new code and the ratesetting process in 2015, the payment policies and procedures under PAMA will apply to our tests beginning 2017.

PAMA also updated the processes by which new laboratory tests are coded by Medicare, such as our Oncotype DX colon cancer test and any future tests reimbursed by Medicare.  CMS is now required to adopt temporary Healthcare Procedure Coding System, or HCPCS, codes to identify new “advanced diagnostic laboratory tests” and new tests that are cleared or approved by the FDA. These temporary codes will be effective for a period of up to two years pending the adoption of a permanent HCPCS or CPT code. In addition, by 2016, all advanced diagnostic laboratory tests and tests cleared or approved by the FDA which are currently paid under the CLFS without unique codes will be assigned unique HCPCS codes.  PAMA also requires CMS to establish unique identifiers for advanced diagnostic laboratory tests or tests cleared or approved by the FDA. Rulemaking implementing the payment, coding, and coverage provisions of PAMA are expected to proceed over the next several years.

These or any future changes in covered benefit determination, bundled reimbursement rates, proposed fees or mandated reductions in payments may apply to some or all of our clinical laboratory tests delivered to Medicare, Medicare Advantage and Medicaid beneficiaries and subsequently influence private payor coverage and reimbursement.

Changes in Medicare Administrative Contractor (MAC) services

On a five year rotational basis, Medicare requests bids for its regional MAC services. In September 2013, the claims processing function transitioned from our current MAC, Palmetto GBA, to Noridian Healthcare Solutions. Operational changes in contractors processing claims have affected providers in the past, in some cases delaying payment for covered services while claims payment systems are brought on line and fully operational. Palmetto GBA under their MolDx Program is continuing to establish coverage, coding and reimbursement policies for molecular diagnostics located within the jurisdiction applicable to our tests. An elimination of the MolDx Program or a change in the administrator of that program could impact the coverage or payment rates for our current tests and our ability to obtain Medicare coverage for products for which we do not yet have coverage or any products we may launch in the future, or delay payments for our tests.

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

Revenue Recognition

We determine whether revenue is recognized on an accrual basis when test results are delivered or on a cash basis when cash is received from the payor. Our revenues for tests performed are recognized on an accrual basis when the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. We assess whether the fee is fixed or determinable based on the nature of the fee charged for the products or services delivered and existing contractual arrangements. When evaluating collectability, we consider whether we have sufficient history to reliably estimate a payor’s individual payment patterns. Based upon at least several months of payment history, we review the number of tests paid against the number of tests billed and the payor’s outstanding balance for unpaid tests to determine whether payments are being made at a consistently high percentage of tests billed and at appropriate amounts given the contracted payment amount. To the extent all criteria set forth above are not met, including where there is no evidence of payment history at the time test results are delivered, product revenues are recognized on a cash basis when cash is received from the payor.

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

As of March 31, 2014, amounts outstanding for tests delivered, net of write-downs and adjustments, which were not recognized as revenue upon delivery because our accrual revenue recognition criteria were not met and which had not been collected, totaled approximately $52 million. We cannot provide any assurance as to when, if ever, and to what extent these amounts will be collected.

From time to time, we receive requests for refunds of payments, generally due to overpayments made by third-party payors. Upon becoming aware of a refund request, we establish an accrued liability for tests covered by the refund request until such time as we determine whether or not a refund is due. If we determine that a refund is due, we credit cash and reduce the accrued liability. Accrued refunds were $1.2 million and $770,000 at March 31, 2014 and December 31, 2013, respectively.

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

Accounts Receivable

We accrue an allowance for doubtful accounts against our accounts receivable based on estimates consistent with historical payment experience. Our allowance for doubtful accounts is evaluated quarterly and adjusted when trends or significant events indicate that a change in estimate is appropriate. Historically, the amounts of uncollectible accounts receivable that have been written off have been consistent with management’s expectations. We cannot assure you that we will not experience higher than expected write-offs in the future. As of March 31, 2014 and December 31, 2013, our allowance for doubtful accounts was $1.9 million and $1.9 million, respectively. See “Liquidity and Capital Resources” for additional information, including a summary of accounts receivable aging by payor mix.

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

Deferred Tax Assets

We are required to reduce our deferred tax assets by a valuation allowance if it is more likely than not that some or all of our deferred tax assets will not be realized. We must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of our valuation allowance, if any, we assess the likelihood that we will be able to recover our deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses and, based on all available evidence, we believe it is more likely than not that our recorded net deferred tax assets will not be realized. Accordingly, we recorded a valuation allowance against all of our net deferred tax assets at both March 31, 2014 and December 31, 2013. We will continue to maintain a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.

Results of Operations

Three Months Ended March 31, 2014 and 2013

We recorded a net loss of $7.4 million for the three months ended March 31, 2014 compared to net loss of $883,000 for the three months ended March 31, 2013. On a basic and diluted per share basis, net loss per share was $0.24 for the three months ended March 31, 2014 compared to net loss per share was $0.03 for the three months ended March 31, 2013. We may incur net losses in future periods due to future spending and fluctuations in our business, and we may not achieve or maintain sustained profitability in the future.

Revenues

We derive our revenues primarily from product sales and, to a lesser extent, from contract research arrangements. We operate in one industry segment. As of March 31, 2014, substantially all of our product revenues have been derived from the sale of our Oncotype DX breast cancer test. Payors are billed upon generation and delivery of test results to the physician. Product revenues are recorded on a cash basis unless a contract or arrangement to pay is in place with the payor at the time of billing and collectability is reasonably assured. Contract revenues are derived from studies conducted with biopharmaceutical and pharmaceutical companies and are recorded as contractual obligations are completed.

	For the Three Months Ended March 31,
	2014	2013
	(In thousands)
Product revenues	$67,002	$62,709
Contract revenues	—	385
Total revenues	$67,002	$63,094
Quarter over quarter dollar increase in product revenues	$3,908
Quarter over quarter percentage increase in product revenues	7%

The increase in product revenues for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 resulted, in part, from increased adoption, as evidenced by a 13% period over period increase in test volume. We also experienced an increase in revenues recorded on an accrual basis. Approximately $49.3 million, or 74%, of product revenues for the three months ended March 31, 2014 were recorded on an accrual basis and recognized at the time the test results were delivered, compared to $45.9 million, or 73%, for the three months ended March 31, 2013. For both periods, the balance of product revenues was recognized upon cash collection as payments were received. The timing of recognition of revenues related to third-party payments may cause fluctuations in product revenues from period to period.

Product revenues related to Medicare patients for the three months ended March 31, 2014 were $13.7 million, or 20%, of product revenues, compared to $13.4 million, or 21%, of product revenues for the three months ended March 31, 2013. There were no other third-party payors comprising product revenues of 10% or more for those periods. International product revenues increased to $11.5 million, or 17% of product revenues, for the three months ended March 31, 2014, from $8.5 million, or 14% of product revenues, for the three months ended March 31, 2013.

Contract revenues were $0 and $385,000 for the three months ended March 31, 2014 and 2013, respectively. Contract revenues represented studies assessing our gene expression technology or collaborative work in gene selection and protocol design with our pharmaceutical partners. The decrease in contract revenues for the 2014 period compared to the 2013 period was due to a decrease in activities with collaboration partners. We expect that our contract revenues will continue to fluctuate based on the number and timing of studies being conducted.

Cost of Product Revenues

	For the Three Months Ended March 31,
	2014	2013
	(In thousands)
Tissue sample processing costs	$9,640	$7,485
Stock-based compensation	129	135
Total tissue sample processing costs	9,769	7,620
License fees	2,286	2,126
Total cost of product revenues	$12,055	$9,746
Quarter over quarter dollar increase	$2,309
Quarter over quarter percentage increase	24%

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

Tissue sample processing costs increased $2.2 million, or 29%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to an increase in test volume. The $160,000, or 8%, increase in license fees primarily resulted from a 7% period over period increase in product revenue. We expect the cost of product revenues to increase in future periods to the extent we process more tests.

Research and Development Expenses

	For the Three Months Ended March 31,
	2014	2013
	(In thousands)
Personnel-related expenses	$8,911	$7,306
Stock-based compensation	1,239	1,180
Reagents and laboratory supplies	819	624
Collaboration expenses	1,221	459
Allocated information technology, facilities and other costs	834	2,861
Other expenses	1,657	1,233
Total research and development expenses	$14,681	$13,663
Quarter over quarter dollar increase	$1,018
Quarter over quarter percentage increase	7%

Research and development expenses represent costs incurred to develop our technology, such as NGS, our proprietary liquid platform and continuous process improvement, and carry out clinical studies, primarily related to our ongoing work in breast, colon and prostate cancer. Research and development expenses include personnel-related expenses, reagents and supplies used in research and development laboratory work, infrastructure expenses, including allocated overhead and facility occupancy costs, contract services and other outside costs. Research and development expenses also include costs related to activities performed under contracts with biopharmaceutical and pharmaceutical companies.

The $1.0 million, or 7%, increase in research and development expenses for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 included a $1.6 million increase in personnel-related expenses, a $762,000 increase in collaboration expenses, $195,000 increase in reagents and laboratory supplies, and $59,000 increase in stock-based compensation expense, partially offset by a $2.0 million decrease in allocated information technology.  The $1.6 million increase in personnel-related expenses was primarily attributable to increases in salaries and benefits due to increased headcount to support the launch of our prostate cancer test, as well as projects related to our product pipeline and ongoing work in NGS and our proprietary liquid platform. The decrease in allocated information technology, facilities and other costs is primarily due to preparing for our prostate cancer product launch during the three months ended March 31, 2013, which included project work from our various information technology groups, allocated based on specific development projects.

We expect our research and development expenses to increase in future periods due to increased investment in our new product pipeline for breast, colon, prostate, renal and other cancers, along with increased investment in NGS and our proprietary liquid platform.

Selling and Marketing Expenses

	For the Three Months Ended March 31,
	2014	2013
	(In thousands)
Personnel-related expenses	$16,634	$13,861
Stock-based compensation	1,123	1,075
Promotional and marketing materials	4,881	4,249
Travel, meetings and seminars	3,661	3,622
Allocated information technology, facilities and other costs	5,589	3,771
Other expenses	844	861
Total selling and marketing expenses	$32,732	$27,439
Quarter over quarter dollar increase	$5,293
Quarter over quarter percentage increase	19%

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

The $5.3 million, or 19%, increase in selling and marketing expenses for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was due to U.S. and international sales and operations support and included a $2.8 million increase in personnel-related expenses, a $1.8 million increase in allocated information technology, facilities and other costs, and a $632,000 increase in promotional and marketing materials related to the expansion of our international commercial business and executing our prostate cancer product launch. The $2.8 million increase in personnel-related expenses was attributable to increases in salaries, benefits and related expenses due primarily to increased headcount, including new hires related to our launch of our prostate cancer test in May 2013 and annual salary increases. The increase in allocated information technology, facilities and other costs is primarily due to increased selling activities and project work from our various information technology groups, primarily related to our newly established prostate sales and marketing programs, allocated based on specific departmental projects.

We expect selling and marketing expenses will continue to increase in future periods due to our efforts to establish adoption of and reimbursement for our new products, continued investment in our global commercial infrastructure and increases in our sales force.

General and Administrative Expenses

	For the Three Months Ended March 31,
	2014	2013
	(In thousands)
Personnel-related expenses	$10,568	$9,521
Stock-based compensation	1,865	1,969
Occupancy and equipment expenses	5,005	4,047
Billing and collection fees	2,309	2,048
Bad debt expense	1,542	1,289
Professional fees and other expenses	1,923	2,015
Information technology, facilities and other cost allocations	(8,484)	(7,754)
Total general and administrative expenses	$14,728	$13,135
Quarter over quarter dollar increase	$1,593
Quarter over quarter percentage increase	12%

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

The $1.6 million, or 12%, increase in general and administrative expenses for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 included a $1.0 million increase in personnel-related expenses, a $958,000 increase in occupancy and equipment expenses, a $261,000 increase in billing and collection fees, a $253,000 increase in bad debt expense partially offset by a $730,000 increase in information technology, facilities and other costs allocated to other functional areas, a $104,000 decrease in stock-based compensation expenses and a $92,000 decrease in professional fees and other expenses. Of the $1.0 million increase in personnel-related expenses, $710,000 was attributable to annual increases in salaries and benefits expenses, primarily resulting from increased headcount, $169,000 was attributable to higher contract labor and consulting expenses to support growth of our business and $167,000 was attributable to higher bonus payments.

We expect general and administrative expenses to increase in future periods as we hire additional staff and incur other expenses to support the growth of our business, and to the extent we spend more on both billing and collections fees and bad debt expense.

Interest and Other Income

Interest and other income was $50,000 for the three months ended March 31, 2014 compared to $65,000 for the three months ended March 31, 2013. The decrease was primarily due to lower average balances in our investments in marketable securities during the three months ended March 31, 2014. We expect our interest income will remain nominal if the current low interest rate environment continues.

Other Income (Expense), Net

Other expense, net was $226,000 for the three months ended March 31, 2014 compared to $6,000 for the three months ended March 31, 2013. Other expense, net for the three months ended March 31, 2014 was related to $226,000 of net foreign currency transaction losses. We expect other income (expense), net to continue to fluctuate based on fluctuations in exchange rates that impact our foreign exchange transaction gains and losses.

Income Tax Expense

Income tax expense was $75,000 for the three months ended March 31, 2014 compared to $53,000 for the three months ended March 31, 2013. Income tax expense for both periods was principally comprised of state income taxes and foreign taxes and was computed using the discrete, or “cut-off”, method.

As a result of historical cumulative losses and based on all available evidence, we believe it is more likely than not that our recorded net deferred tax assets will not be realized. Accordingly, we recorded a full valuation allowance on our net deferred tax assets for the three months ended March 31, 2014 and 2013, respectively. We will continue to maintain a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.

Liquidity and Capital Resources

As of March 31, 2014, we had an accumulated deficit of $177.7 million. We may incur net losses in the future, and we cannot provide assurance as to when, if ever, we will achieve sustained profitability. We expect that our research and development, selling and marketing and general and administrative expenses will increase in future periods and, as a result, we will need to continue to generate significant product revenues to achieve sustained profitability.

	2014	2013
	(In thousands)
As of March 31:
Cash, cash equivalents and marketable securities	$102,147	$96,078
Working capital	108,469	108,134
For the three months ended March 31:
Cash provided by (used in):
Operating activities	126	(1,498)
Investing activities	(2,995)	(119)
Financing activities	(2,169)	709
Capital expenditures (included in investing activities above)	(1,169)	(2,217)

Sources of Liquidity

At March 31, 2014, we had cash, cash equivalents and marketable securities of $102.1 million compared to $96.1 million at March 31, 2013. The $6.0 million increase was attributable to increased cash collections from increased sales of our tests offset by investments in the growth of our business, including research and development, U.S. and international expansion, activities related to reimbursement coverage of our tests and investments in privately held companies. In accordance with our investment policy, available cash is invested in short-term and long-term, low-risk, investment-grade debt instruments. Our cash and marketable securities are held in a variety of interest-bearing instruments including money market accounts, U.S. Treasury securities, debt obligations of U.S. government-sponsored entities, and high-grade commercial paper and corporate bonds.

Historically we have financed our operations primarily through sales of our equity securities and cash received in payment for our tests.

In December 2012, we entered into a collared accelerated share repurchase agreement with a financial institution for the purpose of repurchasing up to $30.0 million of our outstanding shares of common stock.  Under the terms of this agreement, in December 2012, we paid $30.0 million to a financial institution and received 984,074 shares of our common stock, representing the minimum number of shares deliverable under the agreement. In February 2013, upon termination of the agreement and in accordance with the share delivery provisions of the agreement, we received an additional 77,257 shares of our common stock based on the average of the daily volume weighted-average prices of our common stock during a specified period less a predetermined discount per share. As a result, the average purchase price of our common stock under the accelerated share repurchase program was $28.27 per share.

Accounts Receivable

At March 31, 2014 and December 31, 2013, $28.9 million, or 17%, and $29.4 million, or 17%, respectively, of our total assets consisted of accounts receivable. The $545,000 decrease in accounts receivable from December 31, 2013 to March 31, 2014 was attributable to an increased cash collections partially offset by increased revenues.  Days sales outstanding, or DSOs, is a measure of the average number of days it takes for us to collect our accounts receivable, calculated from the date that tests are billed. At March 31, 2014 and December 31, 2013, our weighted average DSOs were 67 days and 72 days, respectively. The timing of our billing and cash collections causes fluctuations in our monthly DSOs and accounts receivable.

The following tables summarize accounts receivable by payor mix at March 31, 2014 and December 31, 2013:

	March 31, 2014
	Total	% of Total	Current	31-60 Days	61-90 Days	91-120 Days	121 to 180 Days	Over 180 Days
	(In thousands)
Managed care and other	$25,434	82%	$10,580	$5,086	$2,868	$1,712	$1,821	$3,367
Medicare	5,399	18	4,444	252	145	82	136	340
Total	30,833	100%	$15,024	$5,338	$3,013	$1,794	$1,957	$3,707
Allowance for doubtful accounts	(1,932)
Net accounts receivable	$28,901

	December 31, 2013
	Total	% of Total	Current	31-60 Days	61-90 Days	91-120 Days	121 to 180 Days	Over 180 Days
	(In thousands)
Managed care and other	$22,535	72%	$10,083	$3,513	$2,186	$1,641	$1,988	$3,124
Medicare	8,818	28	5,453	1,950	344	372	176	523
Total	31,353	100%	$15,536	$5,463	$2,530	$2,013	$2,164	$3,647
Allowance for doubtful accounts	(1,907)
Net accounts receivable	$29,446

Cash Flows

Net cash provided by operating activities was $126,000 for the three months ended March 31, 2014, compared to net cash used in operating activities of $1.5 million for the three months ended March 31, 2013. Net cash provided by (used in) operating activities includes net loss adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the three months ended March 31, 2014 reflected net loss of $7.4 million, adjusted for $6.1 million of stock-based compensation and depreciation and amortization expense, a $2.4 million increase in accounts payable, a $545,000 decrease in accounts receivable and a $468,000 increase in accrued expenses and other liabilities, offset by a $1.4 million decrease in accrued compensation, a $578,000 decrease in deferred revenue and a $315,000 increase in prepaid expenses and other assets.  Net cash used in operating activities for the three months ended March 31, 2013 reflected net loss of $883,000, adjusted for $5.9 million of stock-based compensation and depreciation and amortization expense, and a $2.0 million increase in accrued expenses and other liabilities, offset by a $4.8 million increase in accounts receivable, a $1.8 million decrease in accrued compensation, an $898,000 decrease in accounts payable, a $771,000 increase in prepaid expenses and other assets and a $321,000 decrease in deferred revenues.

Net cash used in investing activities was $3.0 million for the three months ended March 31, 2014, compared to $119,000 for the three months ended March 31, 2013. Our investing activities have consisted predominately of purchases and maturities of marketable securities and capital expenditures. Net cash used in investing activities for the three months ended March 31, 2014 included $1.2 million in capital expenditures and $1.8 million in net purchase of marketable securities. Net cash used in investing activities for the three months ended March 31, 2013 included $2.2 million in capital expenditures partially offset by $2.1 million in net maturities of marketable securities.

Net cash used in financing activities was $2.2 million for the three months ended March 31, 2014, compared to net cash provided by financing activities of $709,000 for the three months ended March 31, 2013. Our financing activities have historically included sales of our equity securities. Net cash used in financing activities for the three months ended March 31, 2014 included cash paid for tax withholdings in the amount of $3.2 million related to net share settlements of restricted stock units and awards partially offset by $996,000 in proceeds from the issuance of our common stock upon the exercise of employee stock options.  The decrease in proceeds from the issuance of common stock quarter over quarter was partially due to the exercise of options with lower exercise prices, as well as a decrease in the number of options exercised. Net cash provided by financing activities for the three months ended March 31, 2013 included $3.2 million in proceeds from the issuance of our common stock upon the exercise of employee stock options, partially offset by cash paid for tax withholdings in the amount of $2.5 million related to net share settlements of restricted stock units and awards.

Contractual Obligations

The following table summarizes our significant contractual obligations as of March 31, 2014 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Non-cancelable operating lease obligations	$16,339	$3,614	$7,161	$5,564	$—

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

We are required to make a series of fixed annual payments under a collaboration agreement beginning with the January 2010 launch of our Oncotype DX colon cancer test. We made payments under this agreement of $450,000, $450,000 and $300,000 in 2014, 2013 and 2012, respectively. We are also required to make a series of fixed annual payments under a collaboration agreement beginning with the May 2013 commercial launch of our Oncotype DX prostate cancer test. We made a payment under this agreement of $150,000 in 2013. As of March 31, 2014, future annual payments under these agreements totaled $650,000, of which $100,000 is due in fiscal year 2014 and $550,000 is due fiscal year 2015. However, because these agreements may be terminated by either party upon 30 days’ prior written notice, these payments are not included in the table above.

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

Operating Capital and Capital Expenditure Requirements

We achieved positive operating cash flow for the three months ended March 31, 2014 and the year ended December 31, 2013. We currently anticipate that our cash, cash equivalents and short-term marketable securities, together with payments for our Oncotype DX tests, will be sufficient to fund our operations and facilities expansion plans for at least the next 12 months, including the expansion of our research and development programs, our NGS and proprietary liquid platform development efforts, our efforts to expand adoption of and reimbursement for our Oncotype DX colon, DCIS and prostate cancer tests and our international expansion efforts. We expect to spend approximately $10 million over the next 12 months for planned laboratory equipment, information technology and facilities expansion. We may also use cash to acquire or invest in complementary businesses, technologies, services or products. We expect that our cash, cash equivalents and short term marketable securities will also be used to fund working capital and for other general corporate purposes, such as licensing technology rights, distribution arrangements for our tests both within and outside of the United States or expanding our direct sales capabilities worldwide.

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

•                  the rate of progress and cost of research and development activities associated with NGS and our proprietary liquid platform;

•                  the cost of acquiring, licensing or investing in technologies, including NGS and our proprietary liquid platform;

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

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no material off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and that may impact our financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

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

Our cash, cash equivalents and marketable securities, totaling $102.1 million at March 31, 2014, did not include any auction preferred stock, auction rate securities or mortgage-backed investments. We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. The securities in our investment portfolio are classified as available for sale and are, due to their short-term nature, subject to minimal interest rate risk. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels at March 31, 2014, the impact on the fair value of these securities or our cash flows or income would not be material.

Foreign Currency Exchange Risk

Substantially all of our revenues are recognized in U.S. dollars. Certain expenses related to our international activities are payable in foreign currencies. As a result, factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets will affect our financial results. We recognized net foreign exchange transaction losses of $226,000 and $10,000 for the three months ended March 31, 2014 and 2013, respectively. The functional currency of our wholly-owned subsidiaries is the U.S. dollar, so we are not currently subject to gains and losses from foreign currency translation of the subsidiary financial statements. We currently do not hedge foreign currency exchange rate exposure. Although the impact of currency fluctuations on our financial results has been immaterial in the past, there can be no guarantee that the impact of currency fluctuations related to our international activities will not be material in the future.

ITEM 4.  CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future condition.

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

We have historically incurred substantial net losses. From our inception in August 2000 through March 31, 2014, we had an accumulated deficit of $177.7 million. We expect to continue to invest in our product pipeline, including our current Oncotype DX tests and future products, and in our global commercial infrastructure, our laboratory operations and next generation sequencing and other technology. For the three months ended March 31, 2014, our research and development expenses were $14.7 million and our selling and marketing expenses were $32.7 million. We expect our expense levels to continue to increase for the foreseeable future as we seek to globally expand the clinical utility of our Oncotype DX breast cancer test, drive adoption of and reimbursement for our Oncotype DX colon cancer and prostate cancer tests and develop and commercialize new tests. As a result, we will need to generate significant growth in revenues in order to achieve sustained profitability. Our failure to achieve sustained profitability in the future could cause the market price of our common stock to decline.

Continued weak general economic or business conditions could have a negative impact on our business.

Continuing concerns over prolonged high unemployment levels, entitlement and healthcare reform efforts, regulatory changes and taxation issues, and geopolitical issues have contributed to continued volatility and uncertain expectations for both the U.S. and global economies. These factors, combined with uncertainties in business and consumer confidence, continued concerns regarding the stability of some European Union member countries, and slowing economic growth in China, have contributed to the expectations of slower domestic and global economic growth in the near term. These economic conditions continued to impact product payment cycles, growth in tests delivered and product revenues generated during the three months ended March 31, 2014. If the economic environment does not improve or deteriorates, our business, including our patient population, our suppliers and our third-party payors, could be negatively affected, resulting in a negative impact on our product revenues.

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

Other significant measures contained in the ACA include, for example, coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, initiatives to revise Medicare payment methodologies and new fraud and abuse measures. In addition, the ACA establishes an Independent Payment Advisory Board, or IPAB, to reduce the per capita rate of growth in Medicare spending. The IPAB proposals may impact payments for clinical laboratory services beginning in 2016 and for hospital services beginning in 2020. We are monitoring the impact of the ACA in order to enable us to determine the trends and changes that may be necessitated by the legislation that may potentially impact our business over time.

In addition to the ACA, various healthcare reform proposals have also emerged from federal and state governments. Under the Budget Control Act of 2011, which went into effect for dates of service on or after April 1, 2013, Medicare payments are subject to a 2% reduction due to implementation of the automatic expense reductions (sequester).

State legislation on reimbursement applies to Medicaid reimbursement and Managed Medicaid reimbursement rates within that state. Some states have passed or proposed legislation that would revise reimbursement methodology for clinical laboratory payment rates under those Medicaid programs. In October 2011, CMS approved California’s plan, to reduce certain Medi-Cal payments by 10% retroactive to June 1, 2011. In February 2012, Medi-Cal began the recoupment process adjusting sporadically payments on new claims. According to the California Department of Health Care Services, the cut would apply to various healthcare providers and outpatient services including laboratory services with certain exceptions. A proposed amendment to the Plan, if approved, could potentially result in an additional 10% reduction to laboratory payments retroactive to July 1, 2012. CMS has not yet issued a response to Medi-Cal’s reimbursement reduction recommendation.

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

If the FDA decides to regulate our tests, it may require additional pre- market clinical testing prior to submitting a regulatory notification or application for commercial sales. Such pre-market clinical testing could delay the commencement or completion of clinical testing, significantly increase our test development costs, delay commercialization of any future tests, and interrupt sales of our current tests. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to delay or denial of regulatory clearance or approval. The commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the clinical trial.

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

Even if we are being reimbursed for our tests, Medicare, Medicaid and private and other payors may withdraw their coverage policies, cancel their contracts with us at any time, review and adjust the rate of reimbursement, require co-payments from patients or stop paying for our tests, which would reduce our revenues. In addition, insurers, including managed care organizations as well as government payors such as Medicare and Medicaid, have increased their efforts to control the cost, utilization and delivery of healthcare services. These measures have resulted in reduced payment rates and decreased utilization for the clinical laboratory industry. Noridian Healthcare Solutions and Palmetto GBA (the Medicare Administrative Contractors, or MACs, processing and setting coverage payment policies, respectively, for tests billed by our laboratory) and other MACs review coverage and reimbursement rates annually.

In April 2014, the President signed the Protecting Access to Medicare Act of 2014, or PAMA, which included a substantial new payment system for clinical laboratory tests under the Clinical Laboratory Fee Schedule, or CLFS.  Under PAMA, Medicare payment rates for tests will be equal to the volume-weighted median of the private payor payment rates for the test. The payment rates calculated under PAMA will be effective starting January 1, 2017, and will be reviewed every three years (or annually for “advanced diagnostic laboratory tests”), based on private payor payment rates and volumes for their tests.  Although CMS has not yet issued regulations to implement PAMA, we believe our Oncotype DX tests each would be considered an advanced diagnostic laboratory test.

In November 2013, we applied for a specific CPT code for our Oncotype DX breast cancer test. Our application for a test-specific Category I CPT code was accepted, and we expect the new code to be considered for review in July 2014 by Medicare.  CMS establishes a reimbursement rate for a new test code either by a “crosswalk” or “gapfill” process. Under the crosswalk process, Medicare assigns a rate for a new test by reference to the rate for a similar test. Under the gapfill process, our reimbursement rate would be established first by the local MAC, in 2015 and then a national limitation amount would be established for 2016. The gapfill process is generally applied when no similar test exists. In its final determination for the 2014 CLFS, CMS announced a policy according to which it would apply the gapfill process if the MAC determines the code is payable. However, under PAMA, CMS is required to continue to use the methods for pricing, coding, and coverage of advanced diagnostic laboratory tests that were in effect prior to enactment of PAMA through December 31, 2016, including crosswalk or gapfill methods.  Regardless of the rate established for our breast cancer test under the new code and the rate setting process in 2015, the payment determination policies and procedures under PAMA will apply to all of our tests beginning 2017. We do not know whether the rate setting process for a new test-specific CPT code for Oncotype DX breast cancer test will impact our current payment rate for this test through 2016. While we do not believe the new payment rate system under PAMA will have a negative effect on the current payment rates of our Medicare-covered tests beginning in 2017, regulations implementing PAMA have not yet been promulgated. As a result, there can be no assurance that adequate payment rates will continue to be assigned to our tests.

Additionally, on a five year rotational basis, Medicare requests bids for its regional MAC services. In September 2013, the claims processing function transitioned from our current MAC, Palmetto GBA, to Noridian Healthcare Solutions, however coverage and payment rate determinations for our tests remain with Palmetto GBA at this time. The change in the MAC processing the Medicare claims for our tests delayed reimbursement for a brief period of time. Future changes in the MAC may affect our ability to obtain Medicare coverage and reimbursement for products for which we do not yet have coverage or any products we may launch in the future or delay payments, including payments for our Oncotype DX prostate cancer test.

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

Reimbursement on behalf of patients covered by Medicare accounted for 20% and 21% of our product revenues for the three months ended March 31, 2014 and 2013, respectively. Accounts receivable on behalf of patients covered by Medicare represented 18% and 28% of our net accounts receivable at March 31, 2014 and December 31, 2013, respectively. While there were no other third-party payors representing 10% or more of our product revenues for these periods, there have been in the past, and may be in the future, other payors accounting for 10% or more of our product revenues. Because the majority of stage II and stage III colon cancer patients and prostate cancer patients in the United States are age 65 and over, and thus insured by Medicare, we may become more dependent on Medicare reimbursement in the future. It is possible that Medicare or other third-party payors that provide reimbursement for our tests may suspend, revoke or discontinue coverage at any time, may require co-payments from patients, or may reduce the reimbursement rates payable to us. Any such action could have a negative impact on our revenues.

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

There have been several cases involving “gene patents” and diagnostic claims that have been considered by the U.S. Supreme Court. In March 2012, the Supreme Court in Mayo Collaborative v. Prometheus Laboratories, or Prometheus, found a patented diagnostic method claim unpatentable because the relationship between a metabolite concentration and optimized dosage was a patent-ineligible “law of nature.” In June 2013, the Supreme Court ruled in ACLU v. Myriad Genetics, or Myriad, that an isolated genomic DNA sequence is not patent eligible while cDNA is eligible. Both the Prometheus and Myriad decisions affect the legal concept of subject matter eligibility by seemingly narrowing the scope of the statute defining patentable inventions.

In March 2014, the USPTO issued a memorandum to patent examiners providing guidelines for examining process claims for patent eligibility in view of the Supreme Court decision in Prometheus and Myriad. The guidance sets forth a procedure for examiners to review claims involving laws of nature, natural phenomena, or natural products. We cannot assure you that our patent portfolio will not be negatively impacted by the decisions described above, rulings in other cases or changes in guidance or procedures issued by the USPTO.

In 2012, Congress directed the USPTO to study effective ways to provide independent, confirming genetic diagnostic test activity where gene patents and exclusive licensing for primary genetic diagnostic tests exist. It is unclear whether the results of this study will be acted upon by the USPTO or result in Congressional efforts to change the law or process in a manner that could negatively impact our patent portfolio or our future research and development efforts.

In addition, the Leahy-Smith America Invents Act, or the America Invents Act, which was signed into law in 2011, includes a number of significant changes to U.S. patent law. The USPTO has developed new regulations and procedures to govern the full implementation of the America Invents Act, and many of the substantive changes to patent law associated with the Act, and in particular the first to file provisions, became effective in March 2013. Substantive changes to patent law associated with the Act may affect our ability to obtain, enforce or defend our patents. Accordingly, it is not clear what, if any, impact the America Invents Act will ultimately have on the cost of prosecuting our patent applications, our ability to obtain patents based on our discoveries and our ability to enforce or defend our issued patents, all of which could have a material adverse effect on our business.

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

•                  acquire, license or invest in technologies, including next generation sequencing and our proprietary liquid platform;

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

•                  the costs of acquiring, licensing or investing in technologies, including next generation sequencing and our proprietary liquid platform;

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

GENOMIC HEALTH, INC.

Date: May 7, 2014	By:	/s/ Kimberly J. Popovits
Kimberly J. Popovits
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2014	By:	/s/ Dean L. Schorno
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