Form 10-Q
period 2014-06-30
GENOMIC HEALTH INC
filed 2014-08-08
CIK 1131324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 31,527,345 as of July 31, 2014.

GENOMIC HEALTH, INC.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

GENOMIC HEALTH, INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$32,494	$33,279
Short-term marketable securities	73,209	72,071
Accounts receivable (net of allowance for doubtful accounts; 2014 - $2,119, 2013 - $1,907)	31,771	29,446
Prepaid expenses and other current assets	9,014	10,196
Total current assets	146,488	144,992
Property and equipment, net	17,342	18,290
Other assets	14,120	13,752
Total assets	$177,950	$177,034

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,560	$5,160
Accrued compensation	14,213	12,776
Accrued license fees	2,313	2,554
Accrued expenses and other current liabilities	9,863	8,464
Deferred revenues	273	586
Other current liabilities	192	292
Total current liabilities	32,414	29,832

Other liabilities	2,083	2,221
Commitments and contingencies
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	355,889	345,345
Accumulated other comprehensive income	3	12
Accumulated deficit	(182,332)	(170,269)
Treasury stock, at cost	(30,110)	(30,110)
Total stockholders’ equity	143,453	144,981
Total liabilities and stockholders’ equity	$177,950	$177,034

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Product revenues	$70,477	$63,691	$137,479	$126,400
Contract revenues	—	—	—	385
Total revenues	70,477	63,691	137,479	126,785
Operating expenses:
Cost of product revenues	12,207	10,757	24,262	20,503
Research and development	13,295	13,800	27,976	27,463
Selling and marketing	34,571	28,135	67,303	55,574
General and administrative	15,015	13,910	29,743	27,045
Total operating expenses	75,088	66,602	149,284	130,585
Loss from operations	(4,611)	(2,911)	(11,805)	(3,800)
Interest income	47	57	97	122
Other income (expense), net	34	(85)	(192)	(91)
Loss before income taxes	(4,530)	(2,939)	(11,900)	(3,769)
Income tax expense	88	55	163	108
Net loss	$(4,618)	$(2,994)	$(12,063)	$(3,877)
Basic and diluted net loss per share	$(0.15)	$(0.10)	$(0.39)	$(0.13)
Shares used in computing basic and diluted net loss per share	31,333	30,464	31,211	30,317

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net loss	$(4,618)	$(2,994)	$(12,063)	$(3,877)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale marketable securities, net of tax	(18)	(12)	(9)	6
Comprehensive loss	$(4,636)	$(3,006)	$(12,072)	$(3,871)

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net loss	$(12,063)	$(3,877)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,490	3,148
Employee stock-based compensation	8,610	8,488
Outside director restricted stock awarded in lieu of fees	110	110
(Gain) loss on disposal of property and equipment	(24)	(1)
Impairment of assets held for sale	265	—
Changes in assets and liabilities:
Accounts receivable	(2,325)	(4,437)
Prepaid expenses and other assets	736	(15)
Accounts payable	292	(1,188)
Accrued compensation	1,437	793
Accrued expenses and other liabilities	1,885	1,742
Deferred revenues	(313)	(96)
Net cash provided by operating activities	2,100	4,667
Investing activities
Purchases of property and equipment	(3,679)	(4,415)
Proceeds from sale of property and equipment	117	4
Purchases of marketable securities	(58,701)	(47,625)
Maturities of marketable securities	57,554	54,263
Net cash provided by (used in) investing activities	(4,709)	2,227
Financing activities
Net proceeds from issuance of common stock under stock plans	5,135	10,509
Withholding taxes related to restricted stock units net share settlement	(3,311)	(2,571)
Repurchase of common stock	—	(15)
Net cash provided by financing activities	1,824	7,923
Net increase (decrease) in cash and cash equivalents	(785)	14,817
Cash and cash equivalents at the beginning of the period	33,279	18,005
Cash and cash equivalents at the end of the period	$32,494	$32,822
Non-cash investing and financing activities
Accrued purchase of property and equipment	$264	$855

See accompanying notes.

GENOMIC HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

Principles of Consolidation

The condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. The Company had three wholly-owned subsidiaries at June 30, 2014: Genomic Health International Sarl, which was established in Switzerland in 2009, and Genomic Health International Holdings, LLC, which was established in Delaware in 2010, both of which support the Company’s international sales and marketing efforts; and Oncotype Laboratories, Inc., which was established in 2012, and is inactive. Genomic Health International Holdings, LLC has nine wholly-owned subsidiaries. The functional currency for the Company’s wholly-owned subsidiaries incorporated outside the United States is the U.S. dollar. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation and Use of Estimates

The accompanying interim period condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated balance sheet as of June 30, 2014, and the condensed consolidated statements of operations, comprehensive income (loss) and cash flows for the three and six months ended June 30, 2014 and 2013 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2013 has been derived from audited financial statements, but it does not include certain information and notes required by GAAP for complete consolidated financial statements.

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

The Company has exclusive distribution agreements for one or more of its Oncotype DX tests with distributors covering more than 90 countries. The distributor generally provides certain marketing and administrative services to the Company within its territory. As a condition of these agreements, the distributor generally pays the Company an agreed upon fee per test and the Company processes the tests. The same revenue recognition criteria described above generally apply to tests received through distributors. To the extent all criteria set forth above are not met when test results are delivered, product revenues are generally recognized when cash is received from the distributor.

From time to time, the Company receives requests for refunds of payments, generally due to overpayments made by third-party payors. Upon becoming aware of a refund request, the Company establishes an accrued liability for tests covered by the refund request until such time as the Company determines whether or not a refund is due. Accrued refunds were $1.0 million and $770,000 at June 30, 2014 and December 31, 2013, respectively, and included in accrued expenses and other current liabilities.

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

Allowance for Doubtful Accounts

The Company accrues an allowance for doubtful accounts against its accounts receivable based on estimates consistent with historical payment experience. Bad debt expense is included in general and administrative expense on the Company’s condensed consolidated statements of operations. Accounts receivable are written off against the allowance when the appeals process is exhausted, when an unfavorable coverage decision is received or when there is other substantive evidence that the account will not be paid. The Company’s allowance for doubtful accounts as of June 30, 2014 and December 31, 2013 was $2.1 million and $1.9 million, respectively. Write-offs for doubtful accounts of $1.4 million and $2.9 million were recorded against the allowance during the three and six months ended June 30, 2014, respectively, and write-offs of $1.3 million and $2.3 million were recorded against the allowance during the three and six months ended June 30, 2013, respectively. Bad debt expense was $1.6 million and $3.2 million for the three and six months ended June 30, 2014, respectively, and $1.6 million and $2.9 million for the three and six months ended June 30, 2013, respectively.

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

In December 2010, the Company invested $500,000 in the preferred stock of a private company, representing 21% of the entity’s outstanding voting shares. The Company determined that it was not the primary beneficiary of this VIE and, accordingly, applied the equity method of accounting. In June 2012, the Company invested an additional $400,000 in the preferred stock of this company as part of a new equity financing, which was not proportionate with the Company’s interest, thus reducing the Company’s holdings to approximately 16% of the entity’s outstanding voting shares. As of June 30, 2012, as a result of the Company’s ownership interest falling below 20% and not having the ability to exercise influence over the investee entity, the Company changed its method of accounting for this investment to the cost method. Each of the Company’s equity investments is reviewed at least annually for impairment or whenever events or changes in circumstances indicate that the carrying value of the investment might not be recoverable. At December 31, 2013, the Company concluded that the indicators of impairment of its investment in this privately held company were other than temporary and wrote off the remaining asset balance of $643,000. Therefore, the net carrying value of this investment was $0 at June 30, 2014 and December 31, 2013.

In March 2011, the Company invested $2.3 million in the redeemable preferred stock of a private company representing 21% of the entity’s outstanding voting shares. The Company determined that the investment was a held-to-maturity debt security and that the investee was not subject to consolidation. In August 2012, the Company participated in the first tranche of a second preferred stock financing of this private company and purchased $1.0 million of preferred stock with no redemption privileges. In connection with this financing, the terms of the Company’s initial redeemable preferred stock investment were modified to become preferred stock with no redemption privileges. As a result of this transaction, the Company’s ownership interest was reduced to approximately 19% and the investment held by the Company is considered to be an investment in non-marketable equity securities. In October 2012, the Company participated in the second tranche of the second financing and purchased an additional $3.6 million of preferred stock, resulting in an ownership percentage of approximately 18%. In November 2013, the Company participated in an additional round of financing and purchased an additional $5.0 million of preferred stock. At both June 30, 2014 and December 31, 2013, the Company’s ownership in this entity was approximately 12%. The investee is not consolidated because the Company owns less than 20% of the investee, and the Company does not have the ability to exercise significant influence over the investee. As a result, the Company will continue to use the cost method of accounting for this investment. The carrying value of this investment was

$11.9 million at both June 30, 2014 and December 31, 2013, and no impairment has been recognized for this investment through June 30, 2014.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) to provide guidance on revenue recognition. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective in the first quarter of fiscal 2017. Early adoption is not permitted. Upon adoption, ASU 2014-09 can be applied retrospectively to all periods presented or only to the most current period presented with the cumulative effect of changes reflected in the opening balance of retained earnings in the most current period presented. The Company is currently evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements.

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

Options to purchase 1.0 million and 1.1 million shares of the Company’s common stock were outstanding during each of the three and six months ended June 30, 2014 and 57,000 and 98,000 restricted stock units were outstanding during each of the three and six months ended June 30, 2014, but were not included in the computation of diluted net loss per share because their effect is anti-dilutive.  Options to purchase 1.5 million shares of the Company’s common stock were outstanding during each of the three and six months ended June 30, 2013 and 126,000 and 116,000 restricted stock units were outstanding during each of the three and six months ended June 30, 2013, but were not included in the computation of diluted net loss per share because their effect is anti-dilutive.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis at June 30, 2014 and December 31, 2013, respectively. The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013 by level within the fair value hierarchy:

	Actively Quoted Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance at June 30, 2014
	(In thousands)
As of June 30, 2014:
Assets
Money market deposits	$15,368	$—	$—	$15,368
Commercial paper	—	25,746	—	25,746
Corporate debt securities	—	47,463	—	47,463
Total	$15,368	$73,209	$—	$88,577

	Actively Quoted Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance at December 31, 2013
	(In thousands)
As of December 31, 2013:
Assets
Money market deposits	$15,690	$—	$—	$15,690
Commercial paper	—	37,643	—	37,643
Corporate debt securities	—	35,428	—	35,428
Total	$15,690	$73,071	$—	$88,761

The Company’s commercial paper and corporate bonds are classified as Level 2 as they are valued using multi-dimensional relational pricing models that use observable market inputs, including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data. Not all inputs listed are available for use in the evaluation process on any given day for each security evaluation. In addition, market indicators, industry and economic events are monitored and may serve as a trigger to acquire further corroborating market data. There were no transfers between Level 1 and Level 2 categories during the three months ended June 30, 2014 and 2013, respectively.

All of the Company’s marketable securities are classified as available-for-sale. The following tables illustrate the Company’s available-for-sale marketable securities as of the dates indicated:

	June 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Commercial paper	$25,723	$23	$—	$25,746
Corporate debt securities	47,483	2	(22)	47,463
Total	$73,206	$25	$(22)	$73,209

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Commercial paper	$36,625	$18	$—	$36,643
Corporate debt securities	35,434	3	(9)	35,428
Total	$72,059	$21	$(9)	$72,071

The Company had no realized gains or losses on available-for-sale marketable securities for the three and six months ended June 30, 2014 and 2013, respectively.

All of the Company’s available-for-sale marketable securities had contractual maturities of one year or less as of June 30, 2014 and December 31, 2013, respectively.

Note 4. Collaboration and Commercial Technology Licensing Agreements

The Company has entered into a variety of collaboration and specimen transfer agreements relating to its development efforts. The Company recorded collaboration expenses of $1.0 million and $2.2 million for the three and six months ended June 30, 2014 and $639,000 and $1.1 million for the three and six months ended June 30, 2013, respectively, relating to services provided in connection with these agreements. In addition to these expenses, some of the agreements contain provisions for royalties from inventions resulting from these collaborations. The Company has specified options and rights relating to joint inventions arising out of the collaborations.

In August 2013, the Company entered into a collaboration agreement to conduct an additional large DCIS clinical study to validate the relationship between the Oncotype DX DCIS score and the likelihood of local recurrence in patients with DCIS. The agreement, which is estimated to be completed in 2017, includes a study fee and milestone payments dependent on the completion of certain key milestones. In 2013, the Company capitalized the milestone payments of $392,000 related to this agreement. During the three and six months ended June 30, 2014, the Company recorded collaboration expenses related to this agreement of $164,000 and $401,000, respectively. All future milestone payments are contingent on certain accomplishments, and therefore the timing for any related payments cannot be estimated.

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

The Company is a party to various agreements under which it licenses technology on a non-exclusive basis in the field of human diagnostics. Access to these licenses enables the Company to process its Oncotype DX tests. While certain agreements contain provisions for fixed annual payments, license fees are generally calculated as a percentage of product revenues, with rates that vary by agreement and may be tiered, and payments that may be capped at annual minimum or maximum amounts. The Company recognized costs recorded under these agreements totaling $2.5 million and $4.8 million for the three and six months ended June 30, 2014 and $2.3 million and $4.4 million for the three and six months ended June 30, 2013, respectively, which were included in cost of product revenues.

At June 30, 2014, fixed future annual payments, exclusive of royalty payments, relating to the launch and commercialization of the Oncotype DX colon cancer test and the Oncotype DX prostate cancer test totaled $550,000 and are fully payable in 2015. These payments are recorded in cost of product revenues as license fees. If at any time the Company discontinues the sale of the products covered by the agreement, no future annual payments will be payable and the Company will have no further obligation under the applicable agreement.

Contract Research Arrangements

In November 2007, the Company entered into a Collaborative Diagnostic Development Agreement with Pfizer Inc. to provide research and development services for the development of a diagnostic product for renal cell cancer. The Company received an initial payment of $1.5 million and was initially eligible to receive a payment of $2.2 million upon joint agreement on a gene identification plan, $5.0 million in additional payments upon the earlier of Pfizer’s election to initiate the next phase of development or a specified number of months from the date the Company received the sample set and related clinical data necessary to conduct the first phase of development, and a final payment of $1.5 million upon completion of clinical validation. The Company recognized the final $1.5 million substantive milestone payment upon completion of clinical validation in December 2013. The Company did not recognize any revenue related to substantive milestones under this agreement during the three and six months ended and June 30, 2013.

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

In August 2013, the Company entered into a non-cancelable agreement to lease an additional 18,400 square feet of laboratory and office space near the locations the Company currently occupies. The lease expires in March 2019, with an option for the Company to extend the term of the lease for an additional five years. In July 2014, the Company leased an additional 5,500 square feet in the same location on the same terms. The initial agreement includes lease incentive obligations of $276,000 which are being amortized on a straight line basis over the life of the lease.

In May 2010, the Company’s European subsidiary entered into a non-cancelable lease for approximately 2,500 square feet of office space in Geneva, Switzerland. In May 2014, the Company executed an amendment to extend the terms of the lease and executed a new lease for approximately 5,000 square feet of additional space in the same location. Both lease agreements expire in May 2016. Additionally, the Company has offices in France, Germany, Ireland, Italy and the United Kingdom with short term rental agreements.

Future non-cancelable commitments under these operating leases at June 30, 2014 were as follows:

Annual Payments
(In thousands)
Years Ending December 31,
2014 (remainder of year)	$1,856
2015	3,799
2016	3,726
2017	3,706
2018	2,310
2019 and thereafter	461
Total minimum payments	$15,858

Note 6. Stock-Based Compensation

Stock Option Grants

The Company granted options to purchase 70,000 shares and 442,010 shares of common stock to employees during the three and six months ended June 30, 2014, respectively, and 57,750 shares and 375,250 shares of common stock to employees during the three and six months ended June 30, 2013, respectively. For the three and six months ended June 30, 2014, the Company issued 164,441 and 258,750 shares of common stock in connection with the exercise of stock options with a weighted-average exercise price of $11.51 and $11.16 per share, respectively. For the three and six months ended June 30, 2013, the Company issued 311,794 and 507,318 shares of common stock in connection with the exercise of stock options with a weighted-average exercise price of $17.04 and $16.70 per share, respectively.

Restricted Stock Units

During the three and six months ended June 30, 2014, the Company awarded 13,934 and 345,187 restricted stock units (“RSUs”)  with a grant-date fair value equal to $370,226 and $10.1 million, respectively. During the three and six months ended June 30, 2013, the Company awarded 15,760 and 268,523 RSUs with a grant-date fair value equal to $441,000 and $7.7 million, respectively. Each RSU entitles the recipient to receive one share of the Company’s common stock upon vesting. RSUs awarded to employees generally vest as to one-third of the total number of shares awarded annually over a three-year period. During the three and six months ended June 30, 2014, the Company issued 8,141 and 172,673 shares of common stock in connection with the vesting of RSUs with a weighted-average grant date fair value of $31.95 and $28.17 per share, respectively. During the three and six months ended June 30, 2013, the Company issued 9,508 and 211,463 shares of common stock, respectively, in connection with the vesting of RSUs with a weighted-average grant date fair value of $32.05 and $26.69 per share, respectively.

Performance-Based Vesting Restricted Stock Units

In March 2014, the Company approved awards of performance-based restricted stock units (“PVRSUs”) for certain senior officers under the Company’s 2005 Stock Incentive Plan, as amended and restated by the Board of Directors on March 24, 2014. The awards were subject to approval of the amended and restated plan by the Company’s stockholders at the 2014 Annual Meeting. In order for the senior officers to be eligible to earn any of the PVRSUs, the Company must achieve certain corporate-level objectives. The amount potentially available under a PVRSU is subject to the attainment of pre-established, objective performance goals over a specified period. The PVRSUs vest based on achievement of three performance milestones, not to exceed 100% in the aggregate: a revenue milestone, weighted from 0% to 100%: a tests delivered milestone, weighted from 0% to 100%; and a reimbursement-related milestone, weighted from 0% to 33 1/3%. In addition, the awards also have a service vesting criteria following the achievement of performance criteria through February 2016. As of June 30, 2014, there were 40,600 PVRSUs outstanding with a grant date fair value of $1.1 million.

The Company recognizes the fair value of these awards to the extent the achievement of the related performance criteria is estimated to be probable. If a performance criteria is subsequently determined to not be probable of achievement, any related expense is reversed in the period such determination is made. Conversely, if a performance criteria is not currently expected to be achieved but is later determined to be probable of achievement, a “catch-up” entry is recorded in the period such determination is made for the expense that would have been recognized had the performance criteria been probable of achievement since the grant of the award. As of June 30, 2014, the achievement of the performance criteria is estimated not to be probable and no expense has been recognized related to the PVRSUs during either the three or six months ended June 30, 2014. Changes in the Company’s assessment of the probability of achievement of performance criteria could have a material effect on the results of operations in future periods.

Restricted Stock in Lieu of Directors’ Fees

Outside members of the Company’s Board of Directors may elect to receive fully-vested restricted stock in lieu of cash compensation for services as a director. During the three and six months ended June 30, 2014, the Company issued 2,256 and 3,961 shares of restricted stock to outside directors, with a grant date fair value of $60,000 and $110,000, respectively, and a weighted-average grant date fair value of $26.57 and $27.73 per share, respectively. During the three and six months ended June 30, 2013, the Company issued 2,142 and 3,977 shares of restricted stock to outside directors, with a grant date fair value of $60,000 and $110,000, respectively, and a weighted-average grant date fair value of $27.99 and $27.64 per share, respectively.

Employee Stock Purchase Plan

During the three and six months ended June 30, 2014, 101,701 shares were issued under the employee stock purchase plan (“ESPP”). A total of 1,250,000 shares of common stock have been reserved for issuance under the ESPP, of which 849,355 shares were available for issuance as of June 30, 2014. As of June 30, 2014, there was $528,000 of unrecognized compensation expense related to the ESPP, which is expected to be recognized over an estimated weighted-average period of five months.

Employee Stock-Based Compensation Expense

The Company recognized employee stock-based compensation expense of $4.3 million and $8.6 million for the three and six months ended June 30, 2014, respectively, and $4.1 million and $8.5 million for the three and six months ended June 30, 2013, respectively. Employee stock-based compensation expense includes expense related to stock option grants, RSU awards to employees, restricted stock issued in lieu of outside director fees and stock purchased under the Company’s ESPP. Stock-based compensation expense is calculated based on options and RSUs ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates

Valuation Assumptions

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Expected volatility:
Stock options	44%	45%	44%	46%
ESPP	36%	44%	35%	47%
Risk-free interest rate:
Stock options	1.91%	1.46%	1.97%	1.29%
ESPP	0.09%	0.12%	0.09%	0.13%
Expected life in years:
Stock options	6.33	6.66	6.61	6.65
ESPP	0.50	0.50	0.50	0.50
Weighted-average fair value:
Stock options	$12.63	$16.71	$14.13	$13.73
ESPP	$7.55	$7.68	$7.84	$7.59

Note 7. Segment Information

The Company operates in one business segment, which primarily focuses on the development and global commercialization of genomic based clinical laboratory services that analyze the underlying biology of cancer, allowing physicians and patients to make individualized treatment decisions. As of June 30, 2014, the majority of the Company’s product revenues have been derived from sales of one product, the Oncotype DX breast cancer test.

The following table summarizes total revenues from customers and collaboration partners by geographic region. Product revenues are attributed to countries based on ship-to location. Contract revenues are attributed to countries based on the location of the collaboration partner.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
United States	$58,617	$54,520	$114,085	$109,083
Outside of the United States	11,860	9,171	23,394	17,702
Total revenues	$70,477	$63,691	$137,479	$126,785

Note 8. Income Taxes

The Company recognized income tax expense of $88,000 and $163,000 for the three and six months ended June 30, 2014, respectively, which was computed using the “discrete” (or “cut-off”) method and was principally comprised of state income taxes and foreign taxes. The Company recorded income tax expense of $55,000 and $108,000 for the three and six months ended June 30, 2013, respectively, which was computed using the same method and was principally comprised of state income taxes and foreign taxes. The difference between the income tax expense actually recorded and the statutory rate applied to the Company’s loss before income taxes was primarily due to the impact of nondeductible stock-based compensation expenses and nondeductible meals and entertainment for the three and six months ended June 30, 2014 and June 30, 2013.

Based on all available objective evidence, the Company believes that it is more likely than not that its net deferred tax assets will not be fully realized. Accordingly, the Company maintained a valuation allowance against all of its net deferred tax assets as of both June 30, 2014 and December 31, 2013. The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

The Company had $2.2 million of unrecognized tax benefits at both June 30, 2014 and December 31, 2013, respectively. The Company does not anticipate a material change to its unrecognized tax benefits over the next twelve months that would affect its effective tax rate. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

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

In January 2004, we launched our first Oncotype DX test, which is used to predict the likelihood of cancer recurrence and the likelihood of chemotherapy benefit in early stage invasive breast cancer patients. In January 2010, we launched our second Oncotype DX test, the first multigene expression test developed to assess risk of recurrence in stage II colon cancer patients. In late December 2011, we made Oncotype DX available for patients with DCIS, a pre-invasive form of breast cancer. In June 2012, we extended our offering of the Oncotype DX colon cancer test to patients with stage III disease treated with oxaliplatin-containing adjuvant therapy. In May 2013, we launched our Oncotype DX prostate cancer test, which is used to predict disease aggressiveness in men with low risk disease. Effective July 1, 2014, the list price of our Oncotype DX breast cancer tests increased from $4,380 to $4,510, the list price of our Oncotype DX colon cancer test increased from $4,030 to $4,330 and the list price of our Oncotype DX prostate cancer test increased from $3,820 to $4,180. The substantial majority of our historical revenues have been derived from the sale of Oncotype DX breast cancer tests ordered by physicians in the United States.

For the three and six months ended June 30, 2014, we delivered more than 24,060 and 47,140 Oncotype DX test reports for use in treatment planning, compared to more than 20,650 and 41,000 reports delivered for the three and six months ended June 30, 2013. All of our tests are conducted at our clinical reference laboratory in Redwood City, California. Our clinical reference laboratory processing capacity is currently approximately 115,000 tests annually, and has significant expansion capacity with incremental increases in laboratory personnel and equipment. The Oncotype DX breast, colon, and prostate cancer tests analyze different genes. However, all of the tests are based on a similar Oncotype DX reverse transcription polymerase chain reaction, or RT-PCR platform. We believe that we currently have sufficient capacity to process all of our tests.

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

We have continued to expand our business, both in the United States and internationally. We plan to continue to use essentially the same business model internationally as we use in the United States, however, there are significant differences between countries that need to be considered. For example, different countries may have a public healthcare system, a combination of public and private healthcare system or a cash-based payment system. We have a direct commercial presence with employees in Europe and Canada. Additionally, we have exclusive distribution agreements for the sale of our breast and colon cancer tests with distributors covering more than 90 countries outside of the United States.

We expect that international sales of our Oncotype DX tests will be heavily dependent on the availability of reimbursement and sample access. In many countries, governments are primarily responsible for reimbursing diagnostic tests. Governments often have significant discretion in determining whether a test will be reimbursed at all, and if so, how much will be paid. In addition, certain countries, such as China, have prohibitions against exporting tissue samples which will limit our ability to offer our tests in those countries without local laboratories or a method of test delivery which does not require samples to be transported to our U.S. laboratory.

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

In September 2013, we began receiving samples for a second Oncotype DX DCIS clinical validation study to confirm and extend the observations of the published ECOG E5194 DCIS clinical validation study. In June 2014, we announced positive top line results of this study, conducted in collaboration with the Ontario DCIS Study Group, and have submitted the results for presentation at the 2014 San Antonio Breast Cancer Synposium in December.

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

In November 2013, the Current Medical Research & Opinion published positive results from the Partnership for Health Analytic Research clinical utility analysis of the Oncotype DX colon cancer test, demonstrating that use of the test changes treatment recommendations in 29% of stage II colon cancer patients.

We are working with additional public and private payors and health plans to secure coverage for our colon cancer test based upon clinical evidence showing the utility of the test. However, we cannot predict whether, at what rate, or under what circumstances, payors will reimburse for this test.

Oncotype DX Prostate Cancer Test

In February 2011, at the ASCO Genitourinary Cancer Symposium and the United States and Canadian Academy of Pathology meeting, we presented positive full results from our prostate cancer gene identification study. The study identified 295 genes strongly associated with clinical recurrence of prostate cancer following radical prostatectomy. In June 2012, we presented results of our first development study in prostate tissue obtained from needle biopsies. The study, an analysis of biopsy samples from men with conventionally defined low/intermediate risk prostate cancer, showed that genes and biological pathways associated with clinically-aggressive prostate cancer in radical prostatectomy specimens can be reliably measured by quantitative RT-PCR from fixed prostate needle biopsies. Based on the results of this and multiple prior studies, we initiated a large clinical validation study in early 2012.

In September 2012, we announced positive top line results from this clinical validation study of our biopsy-based prostate cancer test. As a result of this clinical validation study meeting its primary end point, we launched our Oncotype DX prostate cancer test in May 2013 and made the test commercially available worldwide. The test provides a Genomic Prostate Score, or GPS, that predicts disease aggressiveness in men with low risk disease. This test may be used to improve treatment decisions for prostate cancer patients, in conjunction with the Gleason score, or tumor grading. In May 2014, European Urology published the positive results from our two development studies, as well as our clinical validation study of diagnostic biopsies from 395 men who were candidates for active surveillance, demonstrating that the use of GPS can potentially increase the number of men who could confidently choose active surveillance by 20 to 30%.

In September 2013, we began receiving samples for a second Oncotype DX prostate cancer clinical study to reinforce the value of the test in predicting adverse pathology, and to further demonstrate its role in predicting biochemical recurrence, a longer-term outcome also associated with aggressive disease. In August 2014, we announced positive top line results of this clinical study, demonstrating the ability of our test’s GPS to predict multiple clinical endpoints related to disease aggressiveness among low/ intermediate risk patients. The study also confirmed the earlier validation study presented in 2013 and published in May 2014 .

We expect to invest substantial resources related to continued clinical studies and the global adoption of and reimbursement for our prostate cancer test. We expect our commercialization efforts for our prostate cancer test will result in further increased costs for laboratory testing, including staffing-related costs, incremental sales and marketing staffing to introduce this product to a new group of physicians and patients, costs for clinical utility studies and costs associated with obtaining reimbursement coverage.

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

Technology

Our commercially available tests utilize RT-PCR technology to quantify gene expression in patient tumor samples. We are also incorporating new technologies, such as high-throughput NGS, in our research and development laboratory. NGS is typically used to sequence the deoxyribonucleic acids, or DNAs, in the cellular genome of the host tumor. With this technology, we can also sequence millions of ribonucleic acid chains, or RNAs, map them back to their respective genes based on their sequence and then count the number of copies and compare the relative expression between different genes.

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

We have begun to further advance our research and development pipeline with proprietary platforms that incorporate emerging molecular technologies in order to develop non-invasive liquid biopsy tests that can be performed on blood or urine. While early-stage cancer continues to represent a significant opportunity with near-term potential, we now have the opportunity to expand our business further along the patient’s cancer journey. Expanding our focus beyond early-stage treatment decision support toward later-stage disease includes opportunities to monitor progression and response to therapeutics for patients who are diagnosed with later stage or recurrent disease who can also benefit from precision medicine.

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

As of the date of this report, we have not experienced a loss of principal on any of our short-term marketable securities, and we expect that we will continue to be able to access or liquidate these investments as needed to support our business activities. We periodically monitor the financial position of our significant third-party payors, which include Medicare and managed care companies. As of the date of this report, we do not expect the current economic environment to have a material negative impact on our ability to collect payments from third-party payors in the foreseeable future. We believe the economic environment and changes in the healthcare system continued to impact product payment cycles, growth in tests delivered and product revenue generated during the three and six months ended June 30, 2014. We intend to continue to assess the impact of the economic environment on our business activities. If the economic environment does not improve or deteriorates, our business including our patient population, government and third-party payors and our distributors and suppliers could be negatively affected, resulting in a negative impact on our product revenues.

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

In April 2014, the President signed the Protecting Access to Medicare Act of 2014, or PAMA, which included a substantial new payment system for clinical laboratory tests under the CLFS. Under PAMA, laboratories that receive the majority of their Medicare revenues from payments made under the CLFS or the Physician Fee Schedule would report, beginning January 1, 2016, and then on an every three year basis thereafter (or annually for “advanced diagnostic laboratory tests”), private payor payment rates and volumes for their tests. CMS will use the rates and volumes reported by laboratories to develop Medicare payment rates for the tests equal to the volume-weighted median of the private payor payment rates for the tests. The payment rates calculated under PAMA will be effective starting January 1, 2017. Any reductions to payment rates resulting from the new methodology are limited to 10% per test per year in each of the years 2017 through 2019 and to 15% per test per year in each of 2020 through 2022. Although CMS has not yet issued regulations to implement PAMA, we believe our Oncotype DX tests each would be considered an advanced diagnostic laboratory test. The initial payment rate (for a period not to exceed nine months) for an advanced diagnostic laboratory test will be set at the “actual list charge” for the test as reported by the laboratory. Insofar as the actual list charge substantially exceeds private payor rates (by more than 30%), CMS will have the ability to recoup excess payments made during the initial nine-month payment period.

PAMA codified coverage rules for laboratory tests by requiring any local coverage determination to be made following the local coverage determination process. In a proposed rule posted in July 2014, CMS proposed specific timelines and processes for developing and finalizing laboratory local coverage determinations.  A final rule is expected to be published in November 2014, which is expected to be effective on January 1, 2015.  We do not anticipate that the new procedures will meaningfully impact current Medicare coverage policies for our tests. PAMA also authorizes CMS to consolidate coverage policies for clinical laboratory tests among one to four laboratory-specific MACs. These same contractors may also be designated to process claims if CMS determines that such a model is appropriate.

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

We have applied for a specific laboratory billing code from the American Medical Association, the AMA, for our Oncotype DX breast cancer test under the Current Procedural Terminology, or CPT, category of Multi-Analyte codes with Algorithmic Analyses, or MAAAs. Our application for a test-specific Category I CPT code was accepted, which means that the Oncotype DX breast cancer test met certain utilization and evidence requirements. Under Medicare law, Medicare must establish a reimbursement rate for new codes either by a “crosswalk” or “gapfill” process. Under the crosswalk process, Medicare assigns a rate for a new test by reference to an existing reimbursement rate for a similar test. If there is no test considered similar, the gapfill process allows the local MAC to establish rates in 2015 from which a national limitation amount will be established for 2016. We expect to learn from CMS in late August to early Septermber of 2014 regarding their preliminary decision to crosswalk or gapfill our new code; a final determination is expected in late 2014. We do not know for certain whether this will impact our current payment rate for our Oncotype DX breast cancer test. However, under PAMA, CMS is required to continue to use the methods for pricing, coding, and coverage of advanced diagnostic laboratory tests that were in effect prior to enactment of PAMA through December 31, 2016, including crosswalking or gapfill methods.  Regardless of the rate established for our test under the new code and the ratesetting process in 2015, the payment policies and procedures under PAMA will apply to our tests beginning 2017.

PAMA also updated the processes by which new laboratory tests are coded by Medicare, such as our Oncotype DX colon cancer test and any future tests reimbursed by Medicare, such as our prostate cancer test.  CMS is required to adopt temporary Healthcare Procedure Coding System, or HCPCS, codes to identify new “advanced diagnostic laboratory tests” and new tests that are cleared or approved by the FDA. These temporary codes will be effective for a period of up to two years pending the adoption of a permanent HCPCS or CPT code. In addition, by 2016, all advanced diagnostic laboratory tests and tests cleared or approved by the FDA which are currently paid under the CLFS without unique codes will be assigned unique HCPCS codes.  PAMA also requires CMS to establish unique identifiers for advanced diagnostic laboratory tests or tests cleared or approved by the FDA upon request for a laboratory or manufacturer. Rulemaking implementing the payment, coding, and coverage provisions of PAMA are expected to proceed over the next several years.

These or any future changes in covered benefit determination, bundled reimbursement rates, proposed fees or mandated reductions in payments may apply to some or all of our clinical laboratory tests delivered to Medicare, Medicare Advantage and Medicaid beneficiaries and subsequently influence private payor coverage and reimbursement.

At various times since 2006, the FDA has issued guidance documents or announced draft guidance regarding initiatives that may require varying levels of FDA oversight of our tests. In July 2014, the FDA issued a 60 day notice to Congress indicating that the FDA intends to issue draft guidance on the regulation of laboratory developed tests. It is unclear at this time whether the draft guidance will be released officially in September. It is also uncertain whether this draft guidance, if officially released, will be finalized. We cannot predict the ultimate timing or form of final FDA guidance or regulation of LDTs and the potential impact on our existing tests, our tests in development or the materials used to perform our tests.

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

As of June 30, 2014, amounts outstanding for tests delivered, net of write-downs and adjustments, which were not recognized as revenue upon delivery because our accrual revenue recognition criteria were not met and which had not been collected, totaled approximately $53.9 million. We cannot provide any assurance as to when, if ever, and to what extent these amounts will be collected.

From time to time, we receive requests for refunds of payments, generally due to overpayments made by third-party payors. Upon becoming aware of a refund request, we establish an accrued liability for tests covered by the refund request until such time as we determine whether or not a refund is due. If we determine that a refund is due, we credit cash and reduce the accrued liability. Accrued refunds were $1.0 million and $770,000 at June 30, 2014 and December 31, 2013, respectively.

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

Accounts Receivable

We accrue an allowance for doubtful accounts against our accounts receivable based on estimates consistent with historical payment experience. Our allowance for doubtful accounts is evaluated quarterly and adjusted when trends or significant events indicate that a change in estimate is appropriate. Historically, the amounts of uncollectible accounts receivable that have been written off have been consistent with management’s expectations. We cannot assure you that we will not experience higher than expected write-offs in the future. As of June 30, 2014 and December 31, 2013, our allowance for doubtful accounts was $2.1 million and

$1.9 million, respectively. See “Liquidity and Capital Resources” for additional information, including a summary of accounts receivable aging by payor mix.

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

Deferred Tax Assets

We are required to reduce our deferred tax assets by a valuation allowance if it is more likely than not that some or all of our deferred tax assets will not be realized. We must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of our valuation allowance, if any, we assess the likelihood that we will be able to recover our deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses and, based on all available evidence, we believe it is more likely than not that our recorded net deferred tax assets will not be realized. Accordingly, we recorded a valuation allowance against all of our net deferred tax assets at both June 30, 2014 and December 31, 2013. We will continue to maintain a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.

Results of Operations

Three and Six Months Ended June 30, 2014 and 2013

We recorded a net loss of $4.6 million and $12.1 million for the three and six months ended June 30, 2014, respectively, compared to net loss of $3.0 million and $3.9 million for the three and six months ended June 30, 2013, respectively. On a basic and diluted per share basis, net loss per share was $0.15 and $0.39 for the three and six months ended June 30, 2014, respectively. On a basic and diluted per share basis, net loss per share was $0.10 and $0.13 for the three and six months ended June 30, 2013, respectively. We may incur net losses in future periods due to future spending and fluctuations in our business, and we may not achieve or maintain sustained profitability in the future.

Revenues

We derive our revenues primarily from product sales and, to a lesser extent, from contract research arrangements. We operate in one industry segment. As of June 30, 2014, substantially all of our product revenues have been derived from the sale of our Oncotype DX breast cancer test. Payors are billed upon generation and delivery of test results to the physician. Product revenues are recorded on a cash basis unless a contract or arrangement to pay is in place with the payor at the time of delivery and collectability is reasonably assured. Contract revenues are derived from studies conducted with biopharmaceutical and pharmaceutical companies and are recorded as contractual obligations are completed.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Product revenues	$70,477	$63,691	$137,479	$126,400
Contract revenues	—	—	—	385
Total revenues	$70,477	$63,691	$137,479	$126,785
Period over period dollar increase in product revenues	$6,786		$11,079
Period over period percentage increase in product revenues	11%		9%

The increase in product revenues for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013 resulted, in part, from increased adoption, as evidenced by a 17% and 15% period over period increase in test volume, respectively. Approximately $50.8 million, or 72%, and $100.1 million, or 73%, of product revenues for the three and six months ended June 30, 2014, respectively, were recorded on an accrual basis and recognized at the time the test results were delivered, compared to $45.2 million, or 71%, and $91.1 million, or 72%, of product revenues for the three and six months ended June 30, 2013, respectively. For both periods, the balance of product revenues was recognized upon cash collection as payments were received. The timing of recognition of revenues related to third-party payments may cause fluctuations in product revenues from period to period.

Product revenues related to patients directly reimbursed by Medicare for the three and six months ended June 30, 2014 were $14.3 million, or 20%, and $28.0 million, or 20%, of product revenues, respectively, compared to $12.8 million, or 20%, and $28.4 million, or 22%, of product revenues for the three and six months ended June 30, 2013, respectively. There were no other third-party payors comprising product revenues of 10% or more for those periods. International product revenues increased to $11.9 million, or 17%, and $23.4 million, or 17%, of product revenues, for the three and six months ended June 30, 2014, respectively, from $9.2 million, or 14%, and $17.7 million, or 14%, of product revenues, for the three and six months ended June 30, 2013, respectively.

There were no contract revenues for the three months ended June 30, 2014 and 2013. Contract revenues were $0 for the six months ended June 30, 2014, compared to $385,000 for six months ended June 30, 2013. Contract revenues represented studies assessing our gene expression technology or collaborative work in gene selection and protocol design with our pharmaceutical partners. The decrease in contract revenues for the 2014 period compared to the 2013 period was due to a decrease in activities with collaboration partners. We expect that our contract revenues will continue to fluctuate based on the number and timing of studies being conducted.

Cost of Product Revenues

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Tissue sample processing costs	$9,557	$8,329	$19,197	$15,815
Stock-based compensation	145	112	274	247
Total tissue sample processing costs	9,702	8,441	19,471	16,062
License fees	2,505	2,316	4,791	4,441
Total cost of product revenues	$12,207	$10,757	$24,262	$20,503
Period over period dollar increase	$1,450		$3,759
Period over period percentage increase	13%		18%

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

Tissue sample processing costs increased $1.2 million, or 15%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Tissue sample processing costs increased $3.4 million, or 21%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. These increases were primarily due to increases in test volume combined with incremental costs related to test processing associated with the launch of our prostate cancer test and enhancements to our laboratory information management system. The $189,000, or 8%, and $350,000, or 8%, increase in license fees for the three and six months ended June 30, 2014 primarily resulted from the 11% and 9% period over period increase in product revenue volume for the three and six months ended June 30, 2014. We expect the cost of product revenues to increase in future periods to the extent we process more tests.

Research and Development Expenses

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Personnel-related expenses	$8,268	$7,028	$17,178	$14,333
Stock-based compensation	1,086	1,113	2,325	2,293
Reagents and laboratory supplies	818	1,006	1,636	1,630
Collaboration expenses	1,010	639	2,232	1,098
Allocated information technology, facilities and other costs	248	2,652	1,083	5,514
Other expenses	1,865	1,362	3,522	2,595
Total research and development expenses	$13,295	$13,800	$27,976	$27,463
Period over period dollar increase (decrease)	$(505)		$513
Period over period percentage increase	(4)%		2%

Research and development expenses represent costs incurred to develop our technology, such as NGS, our proprietary liquid platform and continuous process improvement, and to carry out clinical studies. Research and development expenses include personnel-related expenses, reagents and supplies used in research and development laboratory work, infrastructure expenses, including allocated overhead and facility occupancy costs, contract services and other outside costs. Research and development expenses also include costs related to activities performed under contracts with biopharmaceutical and pharmaceutical companies.

The $505,000, or 4%, decrease in research and development expenses for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 included a $2.4 million decrease in allocated information technology, facilities and other costs and a $188,000 decrease in reagents and laboratory supplies partially offset by a $1.2 million increase in personnel-related expenses, a $503,000 increase in other expenses and a $371,000 increase in collaboration expenses. The $1.2 million increase in personnel-related expenses was primarily attributable to increases in salaries and benefits due to increased headcount to support the launch of our prostate cancer test, as well as projects related to our product pipeline and ongoing work in NGS and our proprietary platform for liquid biopsy tests. The decrease in allocated information technology, facilities and other costs is primarily due to preparation for our prostate cancer product launch during the three months ended June 30, 2013, which included project work from our various information technology groups, allocated based on specific development projects.

The $513,000, or 2%, increase in research and development expenses for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 included a $2.8 million increase in personnel-related expenses, a $1.1 million increase in collaboration expenses, a $927,000 increase in other expenses and a $32,000 increase in stock-based compensation partially offset by a $4.4 million decrease in allocated information technology, facilities and other costs. The $2.8 million increase in personnel-related expenses was primarily attributable to increases in salaries and benefits due to increased headcount to support the launch of our prostate cancer test, as well as projects related to our product pipeline and ongoing work in NGS and our proprietary platform for liquid biopsy tests.  The decrease in allocated information technology, facilities and other costs is primarily due to preparing for our prostate cancer product launch during the six months ended June 30, 2013, which included project work from our various information technology groups, allocated based on specific development projects.

We expect our research and development expenses to increase in future periods due to increased investment in our new product pipeline for breast, colon, prostate, renal and other cancers, along with increased investment in NGS and our proprietary liquid platform.

Selling and Marketing Expenses

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Personnel-related expenses	$16,973	$13,672	$33,607	$27,533
Stock-based compensation	1,168	1,123	2,292	2,198
Promotional and marketing materials	5,564	5,197	10,444	9,446
Travel, meetings and seminars	3,417	3,419	7,078	7,041
Allocated information technology, facilities and other costs	6,512	4,036	12,101	7,807
Other expenses	937	688	1,781	1,549
Total selling and marketing expenses	$34,571	$28,135	$67,303	$55,574
Period over period dollar increase	$6,436		$11,729
Period over period percentage increase	23%		21%

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

The $6.4 million, or 23%, increase in selling and marketing expenses for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was due to a $3.3 million increase in personnel-related expenses, a $2.5 million increase in allocated information technology, facilities and other costs, a $367,000 increase in promotional and marketing materials related to the expansion of our international commercial business and executing our prostate cancer product launch, a $249,000 increase in other expenses and a $45,000 increase in stock-based compensation expense. Of the $3.3 million increase in personnel-related expenses, $2.7 million was attributable to increases in salaries, benefits and related expenses due primarily to increased headcount, including new hires related to our launch of our prostate cancer test in May 2013 and annual salary increases. The increase in allocated information technology, facilities and other costs is primarily due to increased selling activities, related to our newly established prostate sales and marketing programs and information technology allocations for various projects related to scaling our commercial systems worldwide.

The $11.7 million, or 21%, increase in selling and marketing expenses for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was due to a $6.1 million increase in personnel-related expenses, a $4.3 million increase in allocated information technology, facilities and other costs, a $998,000 increase in promotional and marketing materials related to the expansion of our international commercial business and executing our prostate cancer product launch and a $232,000 increase in other expenses. The $6.1 million increase in personnel-related expenses was attributable to increases in salaries, benefits and related expenses due primarily to increased headcount, including new hires related to our launch of our prostate cancer test in May 2013 and annual salary increases. The increase in allocated information technology, facilities and other costs is primarily due to increased selling activities and project work from our various information technology groups, primarily related to our newly established prostate sales and marketing programs, allocated based on specific departmental projects.

We expect selling and marketing expenses will continue to increase in future periods due to our efforts to establish adoption of and reimbursement for our new products, continued investment in our global commercial infrastructure and increases in our sales force.

General and Administrative Expenses

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Personnel-related expenses	$10,106	$9,582	$20,673	$19,104
Stock-based compensation	1,855	1,782	3,719	3,751
Occupancy and equipment expenses	5,281	4,330	10,286	8,377
Billing and collection fees	2,499	2,467	4,809	4,514
Bad debt expense	1,608	1,632	3,150	2,921
Professional fees and other expenses	2,180	2,088	4,104	4,102
Information technology, facilities and other cost allocations	(8,514)	(7,971)	(16,998)	(15,724)
Total general and administrative expenses	$15,015	$13,910	$29,743	$27,045
Period over period dollar increase	$1,105		$2,698
Period over period percentage increase	8%		10%

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

The $1.1 million, or 8%, increase in general and administrative expenses for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 included a $951,000 increase in occupancy and equipment expenses, a $524,000 increase in personnel-related expenses, a $92,000 increase in professional fees and other expenses, a $73,000 increase in stock-based compensation expense and a $32,000 increase in billing and collection fees partially offset by a $543,000 decrease in information technology, facilities and other costs allocated to other functional areas and a $24,000 decrease in bad debt expense. Of the $524,000 increase in personnel-related expenses, $581,000 was attributable to annual increases in salaries and benefits expenses, primarily resulting from increased headcount, $87,000 was attributable to higher contract labor and consulting expenses to support growth of our business partially offset by lower bonus payments by $145,000.

The $2.7 million, or 10%, increase in general and administrative expenses for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 included a $1.9 million increase in occupancy and equipment expenses, a $1.6 million increase in personnel-related expenses, a $295,000 increase in billing and collection fees and a $229,000 increase in bad debt expense partially offset by a $1.3 million decrease in information technology, facilities and other costs allocated to other functional areas. Of the $1.6 million increase in personnel-related expenses, $1.3 million was attributable to annual increases in salaries and benefits expenses, $256,000 was attributable to higher consulting expenses to support the growth of our business and $22,000 was attributable to higher bonus payments.

We expect general and administrative expenses to increase in future periods as we hire additional staff and incur other expenses to support the growth of our business, and to the extent we spend more on both billing and collections fees and bad debt expense.

Interest Income

Interest income was $47,000 and $97,000 for the three and six months ended June 30, 2014 compared to $57,000 and $122,000 for the three and six months ended June 30, 2013. The decrease was primarily due to lower average balances in our investments in marketable securities during the three and six months ended June 30, 2014. We expect our interest income will remain nominal if the current low interest rate environment continues.

Other Income (Expense), Net

Other income (expense), net was $34,000 and $(192,000) for the three and six months ended June 30, 2014, respectively, compared to $(85,000) and $(91,000) for the three and six months ended June 30, 2013, respectively. Other income, net for the three months ended June 30, 2014 was primarily related to $25,000 in royalty income. Other expense, net for the six months ended June 30, 2014 was primarily related to $217,000 of net foreign currency transaction losses. We expect other income (expense), net to continue to fluctuate based on fluctuations in exchange rates that impact our foreign exchange transaction gains and losses and both the level and performance of investments accounted for under the equity method.

Income Tax Expense

Income tax expense was $88,000 and $163,000 for the three and six months ended June 30, 2014, respectively, compared to $55,000 and $108,000 for the three and six months ended June 30, 2013. Income tax expense for both periods was principally comprised of state income taxes and foreign taxes and was computed using the discrete, or “cut-off”, method.

Based on all available objective evidence, management believes that it is more likely than not that our net deferred tax assets will not be fully realized. Accordingly, we maintained a valuation allowance against all of our net deferred tax assets as of both June 30, 2014 and December 31, 2013. We will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of our deferred tax assets.

Liquidity and Capital Resources

As of June 30, 2014, we had an accumulated deficit of $182.3 million. We may incur net losses in the future, and we cannot provide assurance as to when, if ever, we will achieve sustained profitability. We expect that our research and development, selling and marketing and general and administrative expenses will increase in future periods and, as a result, we will need to continue to generate significant product revenues to achieve sustained profitability.

	2014	2013
	(In thousands)
As of June 30:
Cash, cash equivalents and marketable securities	$105,703	$107,250
Working capital	114,074	115,937
For the six months ended June 30:
Cash provided by (used in):
Operating activities	2,100	4,667
Investing activities	(4,709)	2,227
Financing activities	1,824	7,923
Capital expenditures (included in investing activities above)	(3,679)	(4,415)

Sources of Liquidity

Historically we have financed our operations primarily through sales of our equity securities and cash received in payment for our tests. At June 30, 2014, we had cash, cash equivalents and short-term marketable securities of $105.7 million compared to $107.3 million at June 30, 2013. The $1.6 million decrease was attributable to investments in the growth of our business, including research and development, U.S. and international expansion, and activities related to reimbursement coverage of our tests. In accordance with our investment policy, available cash is invested in short-term and long-term, low-risk, investment-grade debt instruments. Our cash and marketable securities are held in a variety of interest-bearing instruments including money market accounts and high-grade commercial paper and corporate bonds.

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

Accounts Receivable

At June 30, 2014 and December 31, 2013, $31.8 million, or 18%, and $29.4 million, or 17%, respectively, of our total assets consisted of accounts receivable. The $2.4 million increase in accounts receivable from December 31, 2013 to June 30, 2014 was attributable to an increase in the volume of tests delivered for accrual payors. Days sales outstanding, or DSOs, is a measure of the average number of days it takes for us to collect our accounts receivable, calculated from the date that tests are billed. At June 30, 2014 and December 31, 2013, our weighted average DSOs were 71 days and 72 days, respectively. The timing of our billing and cash collections also causes fluctuations in our monthly DSOs and accounts receivable.

The following tables summarize accounts receivable by payor mix at June 30, 2014 and December 31, 2013:

	June 30, 2014
	Total	% of Total	Current	31-60 Days	61-90 Days	91-120 Days	121 to 180 Days	Over 180 Days
	(In thousands)
Managed care and other	$27,733	82%	$11,566	$4,668	$2,682	$2,463	$2,654	$3,700
Medicare	6,157	18	4,831	599	148	199	176	204
Total	33,890	100%	$16,397	$5,267	$2,830	$2,662	$2830	$3,904
Allowance for doubtful accounts	(2,119)
Net accounts receivable	$31,771

	December 31, 2013
	Total	% of Total	Current	31-60 Days	61-90 Days	91-120 Days	121 to 180 Days	Over 180 Days
	(In thousands)
Managed care and other	$22,535	72%	$10,083	$3,513	$2,186	$1,641	$1,988	$3,124
Medicare	8,818	28	5,453	1,950	344	372	176	523
Total	31,353	100%	$15,536	$5,463	$2,530	$2,013	$2,164	$3,647
Allowance for doubtful accounts	(1,907)
Net accounts receivable	$29,446

Cash Flows

Net cash provided by operating activities was $2.1 million for the six months ended June 30, 2014 compared to $4.7 million for the six months ended June 30, 2013. Net cash provided by operating activities includes net loss adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the six months ended June 30, 2014 reflected net loss of $12.1 million, adjusted for $12.1 million of stock-based compensation and depreciation and amortization expense, a $1.9 million increase in accrued expenses and other liabilities, a $1.4 million increase in accrued compensation and a $736,000 decrease in prepaid expenses and other assets offset by a $2.3 million increase in accounts receivable and a $313,000 decrease in deferred revenues.  Net cash provided by operating activities for the six months ended June 30, 2013 reflected net loss of $3.9 million, adjusted for $11.6 million of stock-based compensation and depreciation and amortization expense, a $1.7 million increase in accrued expenses and other liabilities, a $793,000 increase in accrued compensation and $110,000 of expense for restricted stock issued to outside directors in lieu of fees offset by a $4.4 million increase in accounts receivable, a $1.2 million decrease in accounts payable and a $96,000 decrease in deferred revenues.

Net cash used in investing activities was $4.7 million for the six months ended June 30, 2014 compared to net cash provided by investing activities of $2.2 million for the six months ended June 30, 2013. Our investing activities have consisted predominately of purchases and maturities of marketable securities and capital expenditures.

Net cash provided by financing activities was $1.8 million for the six months ended June 30, 2014 compared to $7.9 million for the six months ended June 30, 2013. Net cash provided by financing activities for the six months ended June 30, 2014 included $5.1 million in proceeds from the issuance of our common stock upon the exercise of employee stock options, partially offset by cash paid for tax withholdings in the amount of $3.3 million related to net share settlements of restricted stock units and awards. Net cash provided by financing activities for the six months ended June 30, 2013 included $10.5 million in proceeds from the issuance of our common stock upon the exercise of employee stock options, partially offset by cash paid for tax withholdings in the amount of $2.6 million related to net share settlements of restricted stock units and awards. Our financing activities have historically included sales of our equity securities.

Contractual Obligations

The following table summarizes our significant contractual obligations as of June 30, 2014 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Non-cancelable operating lease obligations	$15,858	$3,747	$7,478	$4,633	$—

Our non-cancelable operating lease obligations are for laboratory and office space. We lease various facilities in Redwood City, California, totaling 144,900 square feet. The lease terms expire between March 2018 and March 2019, each with an option for us to extend the terms of the lease for an additional five years. We also lease 7,500 square feet of space in Geneva, Switzerland. This lease expires in May 2016.

We are required to make a series of fixed annual payments under a collaboration agreement beginning with the January 2010 launch of our Oncotype DX colon cancer test. We made payments under this agreement of $450,000, $450,000 and $300,000 in 2014, 2013 and 2012, respectively. We are also required to make a series of fixed annual payments under a collaboration agreement beginning with the May 2013 commercial launch of our Oncotype DX prostate cancer test. We made payments under this agreement of $100,000 and $150,000 in 2004 and 2013, respectively. As of June 30, 2014, future annual payments under these agreements totaled $550,000 and are due in 2015. However, because these agreements may be terminated by either party upon 30 days’ prior written notice, these payments are not included in the table above.

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

Operating Capital and Capital Expenditure Requirements

We achieved positive operating cash flow for the six months ended June 30, 2014 and the year ended December 31, 2013. We currently anticipate that our cash, cash equivalents and short-term marketable securities, together with payments for our Oncotype DX tests, will be sufficient to fund our operations and facilities expansion plans for at least the next 12 months, including the expansion of our research and development programs, our NGS and proprietary liquid platform development efforts, our efforts to expand adoption of and reimbursement for our Oncotype DX colon and prostate cancer and DCIS tests and our international expansion efforts. We expect to spend approximately $13.7 million over the next 12 months for planned laboratory equipment, information technology and facilities expansion. We may also use cash to acquire or invest in complementary businesses, technologies, services or products. We expect that our cash, cash equivalents and short term marketable securities will also be used to fund working capital and for other general corporate purposes, such as licensing technology rights, distribution arrangements for our tests both within and outside of the United States or expanding our direct sales capabilities worldwide.

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

•                  the rate of progress and cost of research and development activities associated with expansion of our current tests and the development of new tests;

•                  the rate of progress and cost of selling and marketing activities associated with expanding adoption of our Oncotype DX colon and prostate cancer and DCIS tests;

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

Off-Balance Sheet Arrangements

As of June 30, 2014, we had no material off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) to provide guidance on revenue recognition. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective in the first quarter of fiscal 2017. Early adoption is not permitted. Upon adoption, ASU 2014-09 can be applied retrospectively to all periods presented or only to the most current period presented with the cumulative effect of changes reflected in the opening balance of retained earnings in the most current period presented. We are currently evaluating the impact of adopting ASU 2014-09 on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and marketable securities. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in short-term, low-risk, investment-grade debt instruments. Our investments in marketable securities, which are comprised primarily of money market funds, commercial paper and corporate bonds, are subject to default, changes in credit rating and changes in market value. These investments are subject to interest rate risk and will decrease in value if market interest rates increase.

At June 30, 2014, we had cash, cash equivalents and short-term marketable securities of $105.7 million. We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. The securities in our investment portfolio are classified as available for sale and are, due to their short-term nature, subject to minimal interest rate risk. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels at June 30, 2014, the impact on the fair value of these securities or our cash flows or income would not be material.

Foreign Currency Exchange Risk

Substantially all of our revenues are recognized in U.S. dollars. Certain expenses related to our international activities are payable in foreign currencies. As a result, factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets will affect our financial results. We recognized net foreign exchange transaction gains (losses) of $9,000 and $(217,000) for the three and six months ended June 30, 2014, respectively, compared to net foreign exchange transaction losses of $82,000 and $92,000 for the three and six months ended June 30, 2013, respectively. The functional currency of our wholly-owned subsidiaries is the U.S. dollar, so we are not currently subject to gains and losses from foreign currency translation of the subsidiary financial statements. We currently do not hedge foreign currency exchange rate exposure. Although the impact of currency fluctuations on our financial results has been immaterial in the past, there can be no guarantee that the impact of currency fluctuations related to our international activities will not be material in the future.

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

We have historically incurred substantial net losses. From our inception in August 2000 through June 30, 2014, we had an accumulated deficit of $182.3 million. We expect to continue to invest in our product pipeline, including our current Oncotype DX tests and future products, and in our global commercial infrastructure, our laboratory operations and next generation sequencing and other technology. For the three and six months ended June 30, 2014, our research and development expenses were $13.3 million and $28.0 million, respectively, and our selling and marketing expenses were $34.6 million and $67.3 million, respectively. We expect our expense levels to continue to increase for the foreseeable future as we seek to globally expand the clinical utility of our Oncotype DX breast cancer test, drive adoption of and reimbursement for our Oncotype DX colon cancer and prostate cancer tests and develop and commercialize new tests. As a result, we will need to generate significant growth in revenues in order to achieve sustained profitability. Our failure to achieve sustained profitability in the future could cause the market price of our common stock to decline.

Continued weak general economic or business conditions could have a negative impact on our business.

Continuing concerns over prolonged high unemployment levels, entitlement and healthcare reform efforts, regulatory changes and taxation issues, and geopolitical issues have contributed to continued volatility and uncertain expectations for both the U.S. and global economies. These factors, combined with uncertainties in business and consumer confidence, continued concerns regarding the stability of some European Union member countries, and slowing economic growth in China, have contributed to the expectations of slower domestic and global economic growth in the near term. These economic conditions continued to impact product payment cycles, growth in tests delivered and product revenues generated during three and six months ended June 30, 2013. If the economic environment does not improve or deteriorates, our business, including our patient population, our suppliers and our third-party payors, could be negatively affected, resulting in a negative impact on our product revenues.

Healthcare policy changes, including recently enacted legislation reforming the U.S. healthcare system, may have a material adverse effect on our financial condition and results of operations.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the ACA, enacted in March 2010, makes changes that are expected to significantly impact the pharmaceutical and medical device industries and clinical laboratories. For example, medical device manufacturers must pay a 2.3% sales tax for medical devices that are listed with the FDA. Although the FDA has contended that clinical laboratory tests that are developed and validated by a laboratory for its own use, or LDTs, such as our Oncotype DX breast, colon and prostate cancer tests are medical devices, none of our products are currently listed with the FDA. We cannot assure you that the tax will not be extended to services such as ours in the future.

The ACA established an Independent Payment Advisory Board, or IPAB, to reduce the per capita rate of growth in Medicare spending. The IPAB proposals are triggered by expenditures exceeding certain targets.  At this point, the triggers for IPAB proposals have not been met; it is unclear when such triggers may be met in the future and when any IPAB proposed reductions to payments could take effect. We are monitoring the impact of the ACA in order to enable us to determine the trends and changes that may be necessitated by the legislation that may potentially impact our business over time.

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

Although recent changes to reimbursement methodology with California and other states have not materially changed the payment rate for our tests, we cannot be certain that these or future changes will not affect payment rates in the future. We also cannot predict whether future healthcare initiatives will be implemented at the federal or state level or in countries outside of the United States in which we may do business, or the effect any future legislation or regulation will have on us. The taxes imposed by the new federal legislation, cost reduction measures and the expansion in government’s role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursements by payors for our products or reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations. In addition, sales of our tests outside the United States make us subject to foreign regulatory requirements and cost-reduction measures, which may also change over time.

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

At various times since 2006, the FDA has issued guidance documents or announced draft guidance regarding initiatives that may require varying levels of FDA oversight of our tests. In July 2014, the FDA issued a 60 day notice to Congress indicating that the FDA intends to issue draft guidance on the regulation of laboratory developed tests. It is unclear at this time whether the draft guidance will be released officially in September. It is also uncertain whether this draft guidance, if officially released, will be finalized. Legislative proposals addressing oversight of genetic testing and LDTs have been introduced in previous Congresses and we expect that new legislative proposals will be introduced from time to time in the future. We cannot provide any assurance that FDA regulation, including pre-market review, will not be required in the future for our tests, whether through additional guidance issued by the FDA, new enforcement policies adopted by the FDA or new legislation enacted by Congress. It is possible that legislation will be enacted into law or guidance could be issued by the FDA which may result in increased regulatory burdens for us to continue to offer our tests or to develop and introduce new tests.

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

We cannot predict the ultimate timing or form of final FDA guidance or regulation of LDTs and the potential impact on our existing tests, our tests in development or the materials used to perform our tests. While we qualify all materials used in our tests according to CLIA regulations, we cannot be certain that the FDA might not enact rules or guidance documents which could impact our ability to purchase materials necessary for the performance of our tests. Should any of the reagents obtained by us from suppliers and used in conducting our tests be affected by future regulatory actions, our business could be adversely affected by those actions, including increasing the cost of testing or delaying, limiting or prohibiting the purchase of reagents necessary to perform testing.

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

We have obtained limited reimbursement from private third-party payors in the United States for our Oncotype DX colon cancer test and for our Oncotype DX breast cancer test for N+ and DCIS patients. Until further clinical data is presented, our N+ and DCIS indication for our breast cancer test and our colon cancer test may be considered investigational by payors and therefore may not be covered under their reimbursement policies. We believe it may take several years to achieve reimbursement with a majority of third-party payors for these tests. In addition, the launch of our test for prostate cancer in May 2013 requires that we expend substantial time and resources in order to drive adoption of and reimbursement for this test. We may not be able to obtain Medicare reimbursement coverage for our prostate cancer test, or obtain third-party payor reimbursement for patients with colon or prostate cancer or with DCIS that is similar to the coverage we have obtained for our invasive breast cancer test. If we fail to establish broad adoption of and reimbursement for these tests and any future tests we may develop, our reputation could be harmed and our future prospects and our business could suffer.

If we are unable to obtain or maintain reimbursement from private payors, such as the Blue Cross/Blue Shield family, and public payors, such as Medicare and Medicaid programs, for our existing tests or new tests or test enhancements we may develop in the future, our ability to generate revenues could be limited. We have in the past, and will likely in the future, experience delays and temporary interruptions in the receipt of payments from third-party payors due to modifications in existing contracts or arrangements, contract implementation matters, documentation requirements and other issues, which could cause our revenues to fluctuate from period to period.

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

The Protecting Access to Medicare Act of 2014, or PAMA, includes a substantial new payment system for clinical laboratory tests under the Clinical Laboratory Fee Schedule, or CLFS.  Under PAMA, Medicare payment rates for tests will be equal to the volume-weighted median of the private payor payment rates for the test. The payment rates calculated under PAMA will be effective starting January 1, 2017, and will be reviewed every three years (or annually for “advanced diagnostic laboratory tests”), based on private payor payment rates and volumes for their tests.  Although CMS has not yet issued regulations to implement PAMA, we believe our Oncotype DX tests each would be considered an advanced diagnostic laboratory test.

We have received a specific CPT code for our Oncotype DX breast cancer test, and CMS is currently considering how it will establish a national rate for the new code. CMS establishes a reimbursement rate for a new test code either by a “crosswalk” or “gapfill” process. Under the crosswalk process, Medicare assigns a rate for a new test by reference to the rate for a similar test. Under the gapfill process, our reimbursement rate would be established first by the local MAC, in 2015 and then a national limitation amount would be established for 2016. The gapfill process is generally applied when no similar test exists. In its final determination for the 2014 CLFS, CMS announced that it would apply the gapfill process if the MAC determines the code is payable. Under PAMA, CMS is required to continue to use the methods for pricing, coding, and coverage of advanced diagnostic laboratory tests that were in effect prior to enactment of PAMA through December 31, 2016, including crosswalk or gapfill methods.  Regardless of the rate established for our breast cancer test under the new code and the rate setting process in 2015, the payment determination policies and procedures under PAMA will apply to all of our tests beginning 2017. We do not know whether the rate setting process for a new test-specific CPT code for Oncotype DX breast cancer test will impact our current payment rate for this test through 2016. While we do not believe the new payment rate system under PAMA will have a negative effect on the current payment rates of our Medicare-covered tests beginning in 2017, regulations implementing PAMA have not yet been promulgated. As a result, there can be no assurance that adequate payment rates will continue to be assigned to our tests.

Additionally, on a five year rotational basis, Medicare requests bids for its regional MAC services. In September 2013, the claims processing function transitioned from Palmetto GBA to Noridian Healthcare Solutions, however coverage and payment rate determinations for our tests remain with Palmetto GBA at this time. The change in the MAC processing the Medicare claims for our tests delayed reimbursement for a brief period of time. Future changes in the MAC may affect our ability to obtain Medicare coverage and reimbursement for products for which we do not yet have coverage or any products we may launch in the future or delay payments, including payments for our Oncotype DX prostate cancer test.

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

Reimbursement on behalf of patients covered by Medicare accounted for 20% and 20% of our product revenues for the three and six months ended June 30, 2014, and 20% and 22% of our product revenues for the three and six months ended June 30, 2013, respectively. Accounts receivable on behalf of patients directly covered by Medicare represented 18% and 28% of our net accounts receivable at June 30, 2014 and December 31, 2013, respectively. While there were no other third-party payors representing 10% or more of our product revenues for these periods, there have been in the past, and may be in the future, other payors accounting for 10% or more of our product revenues. Because the majority of stage II and stage III colon cancer patients and prostate cancer patients in the United States are age 65 and over, and thus insured by Medicare, we may become more dependent on Medicare reimbursement in the future. It is possible that Medicare or other third-party payors that provide reimbursement for our tests may suspend, revoke or discontinue coverage at any time, may require co-payments from patients, or may reduce the reimbursement rates payable to us. Any such action could have a negative impact on our revenues.

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

Moreover, our tests provide quantitative information not currently provided by pathologists and it is performed at our facility rather than by the pathologist in a local laboratory, so pathologists may be reluctant to support our tests. These facts may make it difficult for us to convince medical practitioners to order our tests for their patients, which could limit our ability to generate revenues and achieve sustained profitability.

Our Oncotype DX colon cancer test predicts recurrence but, unlike our test for invasive breast cancer, does not predict chemotherapy benefit. Our Oncotype DX prostate cancer test provides physicians and patients with a new way to assess the aggressiveness of a patient’s prostate cancer. We will need to educate physicians, patients and payors about the benefits and cost-effectiveness of these tests and to establish reimbursement arrangements for these tests with payors. We have and expect to continue to hire additional commercial, sales, scientific, technical and other personnel to support this process. If our marketing and educational efforts do not result in sufficient physician or patient demand, we may not be able to obtain adequate reimbursement for these tests. If we fail to successfully establish adoption of and additional reimbursement beyond Medicare for our colon cancer test, our reputation could be harmed and our business could suffer. If we fail to successfully establish adoption of and reimbursement for our prostate cancer test, our reputation could be harmed and our business could suffer.

We may experience limits on our revenues if patients decide not to use our tests.

Some patients may decide not to use our Oncotype DX tests due to their price, all or part of which may be payable directly by the patient if the applicable payor denies reimbursement in full or in part. Even if medical practitioners recommend that their patients use our tests, patients may still decide not to use our tests, either because they do not want to be made aware of the likelihood of recurrence or they wish to pursue a particular course of therapy regardless of test results, or because they chose a competitive product. Additionally, the current economic environment in the United States and abroad could continue to negatively impact patients, resulting in higher co-payments and insurance premiums or the loss of healthcare coverage, which may result in delayed medical checkups or an inability to pay for our tests. If only a small portion of the patient population decides to use our tests, we will experience limits on our revenues and our ability to achieve sustained profitability.

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

As of June 30, 2013, we have entered into exclusive distribution agreements for the sale of our breast, colon and prostate cancer tests with distributors covering more than 90 countries. We intend to continue to grow our business internationally, and to do so we may need to maintain our relationships with existing distributors and attract additional distributors to expand the territories in which we sell our tests. Distributors may not commit the necessary resources to market and sell our tests to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to maintain our existing arrangements or enter into arrangements with distributors to market our tests in particular geographic areas, we may not realize long-term international revenue growth. In addition, our revenue from distributors could be negatively impacted as a result of changes in business cycles, business or economic conditions or other factors that could affect their ability to pay us for tests on a timely basis or at all. Regulatory requirements, costs of doing business outside of the United States and the reimbursement process in foreign markets may also impact our revenues from international sales or impact our ability to increase international sales in the future.

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

•                  the rate of progress and cost of research and development activities associated with expansion of our current tests and the development of new tests;

•                  the rate of progress and cost of selling and marketing activities associated with establishing adoption of our Oncotype DX colon and prostate cancer and DCIS tests;

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1*	Amended and Restated Genomic Health, Inc. 2005 Stock Incentive Plan.
10.2*	Genomic Health, Inc. Executive Cash Bonus Plan.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1#	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
32.2#	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

* Indicates management contract or compensatory plan or arrangement.

# In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENOMIC HEALTH, INC.

Date: August 8, 2014	By:	/s/ Kimberly J. Popovits
Kimberly J. Popovits
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2014	By:	/s/ G. Bradley Cole
G. Bradley Cole
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

GENOMIC HEALTH, INC.

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Amended and Restated Genomic Health, Inc. 2005 Stock Incentive Plan.
10.2*	Genomic Health, Inc. Executive Cash Bonus Plan.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1#	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
32.2#	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

* Indicates management contract or compensatory plan or arrangement.

# In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act.