Form 10-Q
period 2014-09-30
GENOMIC HEALTH INC
filed 2014-11-06
CIK 1131324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 31,721,630 as of October 31, 2014.

GENOMIC HEALTH, INC.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

GENOMIC HEALTH, INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$37,238	$33,279
Short-term marketable securities	67,452	72,071
Accounts receivable (net of allowance for doubtful accounts; 2014 - $2,754, 2013 - $1,907)	30,967	29,446
Prepaid expenses and other current assets	9,551	10,196
Total current assets	145,208	144,992
Property and equipment, net	18,099	18,290
Other assets	16,038	13,752
Total assets	$179,345	$177,034

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,895	$5,160
Accrued compensation	13,426	12,776
Accrued license fees	2,465	2,554
Accrued expenses and other current liabilities	11,403	8,464
Deferred revenues	189	586
Other current liabilities	209	292
Total current liabilities	33,587	29,832

Other liabilities	2,130	2,221
Commitments and contingencies
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	362,331	345,345
Accumulated other comprehensive income	(2)	12
Accumulated deficit	(188,594)	(170,269)
Treasury stock, at cost	(30,110)	(30,110)
Total stockholders’ equity	143,628	144,981
Total liabilities and stockholders’ equity	$179,345	$177,034

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Product revenues	$69,101	$65,732	$206,580	$192,132
Contract revenues	—	258	—	644
Total revenues	69,101	65,990	206,580	192,776
Operating expenses:
Cost of product revenues	11,979	10,781	36,241	31,285
Research and development	14,742	14,726	42,718	42,189
Selling and marketing	33,208	26,013	100,511	81,587
General and administrative	15,007	14,007	44,750	41,052
Total operating expenses	74,936	65,527	224,220	196,113
Income (loss) from operations	(5,835)	463	(17,640)	(3,337)
Interest income	47	52	144	174
Other income (expense), net	(345)	89	(537)	(2)
Income (loss) before income taxes	(6,133)	604	(18,033)	(3,165)
Income tax expense	129	116	292	223
Net income (loss)	$(6,262)	$488	$(18,325)	$(3,388)
Basic net income (loss) per share	$(0.20)	$0.02	$(0.58)	$(0.11)
Diluted net income (loss) per share	$(0.20)	$0.02	$(0.58)	$(0.11)
Shares used in computing basic net income (loss) per share	31,590	30,661	31,339	30,368
Shares used in computing diluted net income (loss) per share	31,590	32,324	31,339	30,368

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income (loss)	$(6,262)	$488	$(18,325)	$(3,388)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale marketable securities, net of tax	(5)	(3)	(14)	3
Comprehensive income (loss)	$(6,267)	$485	$(18,339)	$(3,385)

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net loss	$(18,325)	$(3,388)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,197	4,770
Employee stock-based compensation	12,596	12,845
Outside director restricted stock awarded in lieu of fees	170	170
Gain on disposal of property and equipment	(72)	(5)
Impairment of assets held for sale and long-lived assets	414	—
Changes in assets and liabilities:
Accounts receivable	(1,521)	(3,341)
Prepaid expenses and other assets	242	(623)
Accounts payable	672	(1,396)
Accrued compensation	650	(20)
Accrued expenses and other liabilities	2,979	2,977
Deferred revenues	(397)	760
Net cash provided by operating activities	2,605	12,749
Investing activities
Purchases of property and equipment	(5,588)	(7,459)
Proceeds from sale of property and equipment	117	16
Purchases of marketable securities	(72,221)	(71,914)
Maturities of marketable securities	76,826	78,712
Purchase of other investments	(2,000)	—
Net cash used in investing activities	(2,866)	(645)
Financing activities
Net proceeds from issuance of common stock under stock plans	7,703	12,411
Withholding taxes related to restricted stock units net share settlement	(3,483)	(2,724)
Repurchase of common stock	—	(15)
Net cash provided by financing activities	4,220	9,672
Net increase in cash and cash equivalents	3,959	21,776
Cash and cash equivalents at the beginning of the period	33,279	18,005
Cash and cash equivalents at the end of the period	$37,238	$39,781
Non-cash investing and financing activities
Accrued purchase of property and equipment	$874	$1,131

See accompanying notes.

GENOMIC HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

The Company

Genomic Health, Inc. (the “Company”) is a global healthcare company that provides actionable genomic information to personalize cancer treatment decisions. The Company develops and globally commercializes genomic-based clinical laboratory services that analyze the underlying biology of cancer, allowing physicians and patients to make individualized treatment decisions. The Company was incorporated in Delaware in August 2000. The Company’s first product, the Oncotype DX invasive breast cancer test, was launched in 2004 and is used for early stage invasive breast cancer patients to predict the likelihood of breast cancer recurrence and the likelihood of chemotherapy benefit. In 2010, the Company launched its second product, the Oncotype DX colon cancer test, which is used to predict the likelihood of colon cancer recurrence in patients with stage II disease. In 2011, the Company made Oncotype DX available for patients with ductal carcinoma in situ (“DCIS”), a pre-invasive form of breast cancer. This test provides a DCIS score that is used to predict the likelihood of local recurrence. In 2012, the Company began offering the Oncotype DX colon cancer test for use in patients with stage III disease treated with oxaliplatin-containing adjuvant therapy. In May 2013, the Company launched the Oncotype DX prostate cancer test. The test provides a Genomic Prostate Score, or GPS, to predict disease aggressiveness in men with low risk disease. This test is used to improve treatment decisions for prostate cancer patients, in conjunction with the Gleason score, or tumor grading.

Principles of Consolidation

The accompanying condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. The Company had two wholly-owned subsidiaries at September 30, 2014: Genomic Health International Holdings, LLC, which was established in Delaware in 2010 and supports the Company’s international sales and marketing efforts; and Oncotype Laboratories, Inc., which was established in 2012, and is inactive. Genomic Health International Holdings, LLC has 10 wholly-owned subsidiaries. The functional currency for the Company’s wholly-owned subsidiaries incorporated outside the United States is the U.S. dollar. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation and Use of Estimates

The accompanying interim period condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated balance sheet as of September 30, 2014, and the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013 and the condensed consolidated statements of cash flow for the nine months ended September 30, 2014 and 2013 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2013 has been derived from audited financial statements, but it does not include certain information and notes required by GAAP for complete consolidated financial statements.

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

From time to time, the Company receives requests for refunds of payments, generally due to overpayments made by third-party payors. Upon becoming aware of a refund request, the Company establishes an accrued liability for tests covered by the refund request until such time as the Company determines whether or not a refund is due. Accrued refunds were $935,000 and $770,000 at September 30, 2014 and December 31, 2013, respectively, and included in accrued expenses and other current liabilities.

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

Allowance for Doubtful Accounts

The Company accrues an allowance for doubtful accounts against its accounts receivable based on estimates consistent with historical payment experience. Bad debt expense is included in general and administrative expense on the Company’s condensed consolidated statements of operations. Accounts receivable are written off against the allowance when the appeals process is exhausted, when an unfavorable coverage decision is received or when there is other substantive evidence that the account will not be paid. The Company’s allowance for doubtful accounts as of September 30, 2014 and December 31, 2013 was $2.8 million and $1.9 million, respectively. Write-offs for doubtful accounts of $1.0 million and $4.0 million were recorded against the allowance during the three and nine months ended September 30, 2014, respectively, and write-offs of $1.7 million and $4.1 million were recorded against the allowance during the three and nine months ended September 30, 2013, respectively. Bad debt expense was $1.7 million and $4.8 million for the three and nine months ended September 30, 2014, respectively, and $1.8 million and $4.8 million for the three and nine months ended September 30, 2013, respectively.

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

In December 2010, the Company invested $500,000 in the preferred stock of a private company, representing 21% of the entity’s outstanding voting shares. The Company determined that it was not the primary beneficiary of this VIE and, accordingly, applied the equity method of accounting. In June 2012, the Company invested an additional $400,000 in the preferred stock of this company as part of a new equity financing, which was not proportionate with the Company’s interest, thus reducing the Company’s holdings to approximately 16% of the entity’s outstanding voting shares. As of June 30, 2012, as a result of the Company’s ownership interest falling below 20% and not having the ability to exercise influence over the investee entity, the Company changed its method of accounting for this investment to the cost method. Each of the Company’s equity investments is reviewed at least annually for impairment or whenever events or changes in circumstances indicate that the carrying value of the investment might not be recoverable. At December 31, 2013, the Company concluded that the indicators of impairment of its investment in this privately held company were other than temporary and wrote off the remaining asset balance of $643,000. Therefore, the net carrying value of this investment was $0 at September 30, 2014 and December 31, 2013.

In March 2011, the Company invested $2.3 million in the redeemable preferred stock of a private company representing 21% of the entity’s outstanding voting shares. The Company determined that the investment was a held-to-maturity debt security and that the investee was not subject to consolidation. In August 2012, the Company participated in the first tranche of a second preferred stock financing of this private company and purchased $1.0 million of preferred stock with no redemption privileges. In connection with this financing, the terms of the Company’s initial redeemable preferred stock investment were modified to become preferred stock with no redemption privileges. As a result of this transaction, the Company’s ownership interest was reduced to approximately 19% and the investment held by the Company is considered to be an investment in non-marketable equity securities. In October 2012, November 2013 and August 2014, the Company participated in additional rounds of financing and purchased additional preferred stock totaling $10.6 million. At September 30, 2014 and December 31, 2013, the Company’s ownership in this entity was approximately 8% and 12%, respectively. The investee is not consolidated because the Company owns less than 20% of the investee, and the Company does not have the ability to exercise significant influence over the investee. As a result, the Company will continue to use the cost method of accounting for this investment. The carrying value of this investment was $13.9 million and $11.9 million as of September 30, 2014 and December 31, 2013, respectively, and no impairment has been recognized for this investment through September 30, 2014.

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

Options to purchase 1.0 million shares of the Company’s common stock were outstanding during each of the three and nine months ended September 30, 2014 and 139,000 and 109,000 restricted stock units were outstanding during each of the three and nine months ended September 30, 2014, but were not included in the computation of diluted net loss per share because their effect is anti-dilutive.  Options to purchase 1.5 million shares of the Company’s common stock were outstanding during each of the three and nine months ended September 30, 2013 and 176,000 and 135,000 restricted stock units were outstanding during each of the three and nine months ended September 30, 2013, but were not included in the computation of diluted net loss per share because their effect is anti-dilutive.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis at September 30, 2014 and December 31, 2013, respectively. The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013 by level within the fair value hierarchy:

	Actively Quoted Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance at September 30, 2014
	(In thousands)
As of September 30, 2014:
Assets
Money market deposits	$20,899	$—	$—	$20,899
Commercial paper	—	28,248	—	28,248
Corporate debt securities	—	39,605	—	39,605
Total	$20,899	$67,853	$—	$88,752

	Actively Quoted Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance at December 31, 2013
	(In thousands)
As of December 31, 2013:
Assets
Money market deposits	$15,690	$—	$—	$15,690
Commercial paper	—	37,643	—	37,643
Corporate debt securities	—	35,428	—	35,428
Total	$15,690	$73,071	$—	$88,761

The Company’s commercial paper and corporate bonds are classified as Level 2 as they are valued using multi-dimensional relational pricing models that use observable market inputs, including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data. Not all inputs listed are available for use in the evaluation process on any given day for each security evaluation. In addition, market indicators, industry and economic events are monitored and may serve as a trigger to acquire further corroborating market data. There were no transfers between Level 1 and Level 2 categories during the three and nine months ended September 30, 2014 and 2013, respectively.

All of the Company’s marketable securities are classified as available-for-sale. The following tables illustrate the Company’s available-for-sale marketable securities as of the dates indicated:

	September 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Commercial paper	$28,228	$20	$—	$28,248
Corporate debt securities	39,226	1	(23)	39,204
Total	$67,454	$21	$(23)	$67,452

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Commercial paper	$36,625	$18	$—	$36,643
Corporate debt securities	35,434	3	(9)	35,428
Total	$72,059	$21	$(9)	$72,071

The Company had no realized gains or losses on available-for-sale marketable securities for the three and nine months ended September 30, 2014 and 2013, respectively.

All of the Company’s available-for-sale marketable securities had contractual maturities of one year or less as of September 30, 2014 and December 31, 2013, respectively.

Note 4. Collaboration and Commercial Technology Licensing Agreements

The Company has entered into a variety of collaboration and specimen transfer agreements relating to its development efforts. The Company recorded collaboration expenses of $1.9 million and $4.1 million for the three and nine months ended September 30, 2014 and $1.0 million and $2.1 million for the three and nine months ended September 30, 2013, respectively, relating to services provided in connection with these agreements. In addition to these expenses, some of the agreements contain provisions for royalties from inventions resulting from these collaborations. The Company has specified options and rights relating to joint inventions arising out of the collaborations.

In August 2013, the Company entered into a collaboration agreement to conduct an additional large DCIS clinical study to validate the relationship between the Oncotype DX DCIS score and the likelihood of local recurrence in patients with DCIS. The agreement includes a study fee and milestone payments dependent on the completion of certain key milestones. As a result of the primary objective of the study being met, the Company is required to make a series of fixed future annual payments under the collaboration agreement of $604,000, $604,000 and $504,000 in 2015, 2016 and 2017, respectively. The final milestone payment is contingent on certain accomplishments, and therefore the timing for any related payments cannot be estimated.

In January 2014, the Company entered into a collaboration agreement to conduct a prostate study with a goal to determine the association between the Genomic Prostate Score, or GPS, provided by the assay and the likelihood of experiencing disease progression while on active surveillance.  In July 2014, the Company entered into a collaboration agreement to conduct a prostate observational study in men who choose active surveillance at one and two years after receiving the Oncotype DX prostate cancer GPS. In August 2014, the Company entered into an agreement to provide support to conduct the main phase of a prospective study, which is one of the first new generation adjuvant trials dealing with individualization of adjuvant decision-making in early-stage breast cancer.  As of September 30, 2014, the estimated total remaining obligations for these agreements, including certain milestone payments, is approximately $5.0 million.  All future milestone payments are contingent on certain accomplishments, and therefore the timing for any related payments cannot be estimated.

The Company is a party to various agreements under which it licenses technology on a non-exclusive basis in the field of human diagnostics. Access to these licenses enables the Company to process its Oncotype DX tests. While certain agreements contain provisions for fixed annual payments, license fees are generally calculated as a percentage of product revenues, with rates that vary by agreement and may be tiered, and payments that may be capped at annual minimum or maximum amounts. The Company recognized costs recorded under these agreements totaling $2.4 million and $7.2 million for the three and nine months ended September 30, 2014 and $2.2 million and $6.7 million for the three and nine months ended September 30, 2013, respectively, which were included in cost of product revenues.

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

At September 30, 2014, fixed future annual payments, exclusive of royalty payments, relating to the launch and commercialization of the Oncotype DX colon cancer test and the Oncotype DX prostate cancer test totaled $550,000 and are fully payable in 2015. These payments are recorded in cost of product revenues as license fees. If at any time the Company discontinues the sale of the products covered by the agreement, no future annual payments will be payable and the Company will have no further obligation under the applicable agreement.

Contract Research Arrangements

In November 2007, the Company entered into a Collaborative Diagnostic Development Agreement with Pfizer Inc. to provide research and development services for the development of a diagnostic product for renal cell cancer. The Company received an initial payment of $1.5 million and was initially eligible to receive a payment of $2.2 million upon joint agreement on a gene identification plan, $5.0 million in additional payments upon the earlier of Pfizer’s election to initiate the next phase of development or a specified number of months from the date the Company received the sample set and related clinical data necessary to conduct the first phase of development, and a final payment of $1.5 million upon completion of clinical validation. The Company recognized the final $1.5 million substantive milestone payment upon completion of clinical validation in December 2013. The Company did not recognize any revenue related to substantive milestones under this agreement during the three and nine months ended and September 30, 2014.

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

In August 2013, the Company entered into a non-cancelable agreement to lease an additional 18,400 square feet of laboratory and office space near the locations the Company currently occupies. The lease expires in March 2019, with an option for the Company to extend the term of the lease for an additional five years. In July 2014, the Company leased an additional 5,500 square feet in the same location on the same terms. The agreements include lease incentive obligations of $358,000 which are being amortized on a straight line basis over the life of the lease.

In May 2010, the Company’s European subsidiary entered into a non-cancelable lease for approximately 2,500 square feet of office space in Geneva, Switzerland. In May 2014, the Company executed an amendment to extend the terms of the lease and executed a new lease for approximately 5,000 square feet of additional space in the same location. Both lease agreements expire in May 2016. Additionally, the Company has offices in France, Germany, Ireland, Italy, Japan and the United Kingdom with short term rental agreements.

Future non-cancelable commitments under these operating leases at September 30, 2014 were as follows:

Annual Payments
(In thousands)
Years Ending December 31,
2014 (remainder of year)	$960
2015	3,932
2016	3,874
2017	3,867
2018	2,476
2019 and thereafter	504
Total minimum payments	$15,613

Note 6. Stock-Based Compensation

Stock Option Grants

The Company granted options to purchase 442,010 shares of common stock to employees during the nine months ended September 30, 2014, and 83,105 shares and 458,355 shares of common stock to employees during the three and nine months ended September 30, 2013, respectively. There were no options granted during the three months ended September 30, 2014. For the three and nine months ended September 30, 2014, the Company issued 166,090 and 424,840 shares of common stock in connection with the exercise of stock options with a weighted-average exercise price of $15.47 and $12.85 per share, respectively. For the three and nine months ended September 30, 2013, the Company issued 123,796 and 631,114 shares of common stock in connection with the exercise of stock options with a weighted-average exercise price of $15.37 and $16.44 per share, respectively.

Restricted Stock Units

During the three and nine months ended September 30, 2014, the Company awarded 21,970 and 367,157 restricted stock units (“RSUs”)  with a grant-date fair value of $607,000, or $27.64 per share, and $10.7 million, or $29.07 per share, respectively. During the three and nine months ended September 30, 2013, the Company awarded 110,635 and 379,158 RSUs with a grant-date fair value of $3.9 million, or $35.18 per share, and $11.6 million, or $30.59 per share, respectively. Each RSU entitles the recipient to receive one share of the Company’s common stock upon vesting. RSUs awarded to employees generally vest as to one-third of the total number of shares awarded annually over a three-year period. During the three and nine months ended September 30, 2014, the Company issued 9,901 and 182,574 shares of common stock in connection with the vesting of RSUs with a weighted-average grant date fair value of $30.69 and $28.30 per share, respectively. During the three and nine months ended September 30, 2013, the Company issued 12,328 and 223,791 shares of common stock, respectively, in connection with the vesting of RSUs with a weighted-average grant date fair value of $31.35 and $26.94 per share, respectively.

Performance-Based Vesting Restricted Stock Units

In March 2014, the Company approved awards of performance-based restricted stock units (“PVRSUs”) for certain senior officers under the Company’s 2005 Stock Incentive Plan, as amended and restated by the Board of Directors on March 24, 2014. The awards were subject to approval of the amended and restated plan by the Company’s stockholders at the 2014 Annual Meeting. In order for the senior officers to be eligible to earn any of the PVRSUs, the Company must achieve certain corporate-level objectives. The amount potentially available under a PVRSU is subject to the attainment of pre-established, objective performance goals over a specified period. The PVRSUs vest based on achievement of three performance milestones, not to exceed 100% in the aggregate: a revenue milestone, weighted from 0% to 100%; a tests delivered milestone, weighted from 0% to 100%; and a reimbursement-related milestone, weighted from 0% to 33 1/3%. In addition, the awards also have a service vesting criteria following the achievement of performance criteria through February 2016. As of September 30, 2014, there were 40,600 PVRSUs outstanding with a grant date fair value of $1.1 million.

The Company recognizes the fair value of these awards to the extent the achievement of the related performance criteria is estimated to be probable. If a performance criteria is subsequently determined to not be probable of achievement, any related expense is reversed in the period such determination is made. Conversely, if a performance criteria is not currently expected to be achieved but is later determined to be probable of achievement, a “catch-up” entry is recorded in the period such determination is made for the expense that would have been recognized had the performance criteria been probable of achievement since the grant of the award. As of September 30, 2014, the achievement of the performance criteria is estimated not to be probable and no expense has been recognized related to the PVRSUs during either the three or nine months ended September 30, 2014. Changes in the Company’s assessment of the probability of achievement of performance criteria could result in expense being recorded in future periods.

Restricted Stock in Lieu of Directors’ Fees

Outside members of the Company’s Board of Directors may elect to receive fully-vested restricted stock in lieu of cash compensation for services as a director. During the three and nine months ended September 30, 2014, the Company issued 2,148 and 6,109 shares of restricted stock to outside directors, with a grant date fair value of $60,000 and $170,000, respectively, and a weighted-average grant date fair value of $27.86 and $27.78 per share, respectively. During the three and nine months ended September 30, 2013, the Company issued 1,818 and 5,795 shares of restricted stock to outside directors, with a grant date fair value of $60,000 and $170,000, respectively, and a weighted-average grant date fair value of $32.85 and $29.28 per share, respectively.

Employee Stock Purchase Plan

During the nine months ended September 30, 2014, the Company issued 101,701 shares under the employee stock purchase plan (“ESPP”). There were no shares issued during the three months ended September 30, 2014. A total of 1,250,000 shares of common stock have been reserved for issuance under the ESPP, of which 849,355 shares were available for issuance as of September 30, 2014. As of September 30, 2014, there was $210,000 of unrecognized compensation expense related to the ESPP, which is expected to be recognized over an estimated weighted-average period of two months.

Employee Stock-Based Compensation Expense

The Company recognized employee stock-based compensation expense of $4.0 million and $12.6 million for the three and nine months ended September 30, 2014, respectively, and $4.4 million and $12.8 million for the three and nine months ended September 30, 2013, respectively. Employee stock-based compensation expense includes expense related to stock option grants, RSU awards to employees, restricted stock issued in lieu of outside director fees and stock purchased under the Company’s ESPP. Stock-based compensation expense is calculated based on options and RSUs ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates

Valuation Assumptions

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

Note 7. Segment Information

The Company operates in one business segment, which primarily focuses on the development and global commercialization of genomic based clinical laboratory services that analyze the underlying biology of cancer, allowing physicians and patients to make individualized treatment decisions. As of September 30, 2014, the majority of the Company’s product revenues have been derived from sales of one product, the Oncotype DX breast cancer test.

The following table summarizes total revenues from customers and collaboration partners by geographic region. Product revenues are attributed to countries based on ship-to location. Contract revenues are attributed to countries based on the location of the collaboration partner.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
United States	$57,777	$55,890	$171,863	$164,973
Outside of the United States	11,324	10,100	34,717	27,803
Total revenues	$69,101	$65,990	$206,580	$192,776

Note 8. Income Taxes

The Company recognized income tax expense of $129,000 and $292,000 for the three and nine months ended September 30, 2014, respectively, which was computed using the “discrete” (or “cut-off”) method and was principally comprised of state income taxes and foreign taxes. The Company recorded income tax expense of $116,000 and $223,000 for the three and nine months ended September 30, 2013, respectively, which was computed using the same method and was principally comprised of state income taxes and foreign taxes. The difference between the income tax expense actually recorded and the statutory rate applied to the Company’s loss before income taxes was primarily due to the impact of nondeductible stock-based compensation expenses and nondeductible meals and entertainment for the three and nine months ended September 30, 2014 and 2013.

Based on all available objective evidence, the Company believes that it is more likely than not that its net deferred tax assets will not be fully realized. Accordingly, the Company maintained a valuation allowance against all of its net deferred tax assets as of both September 30, 2014 and December 31, 2013. The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

The Company had $2.2 million of unrecognized tax benefits at both September 30, 2014 and December 31, 2013, respectively. The Company does not anticipate a material change to its unrecognized tax benefits over the next twelve months that would affect its effective tax rate. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

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

For the three and nine months ended September 30, 2014, we delivered more than 23,700 and 70,850 Oncotype DX test reports for use in treatment planning, compared to more than 21,790 and 62,780 reports delivered for the three and nine months ended September 30, 2013. All of our tests are conducted at our clinical reference laboratory in Redwood City, California. Our clinical reference laboratory processing capacity is currently approximately 115,000 tests annually, and has significant expansion capacity with incremental increases in laboratory personnel and equipment. The Oncotype DX breast, colon, and prostate cancer tests analyze different genes. However, all of the tests are based on a similar Oncotype DX reverse transcription polymerase chain reaction, or RT-PCR platform. We believe that we currently have sufficient capacity to process current demand for our tests.

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

We have continued to expand our business, both in the United States and internationally. We plan to continue to use essentially the same business model internationally as we use in the United States, however, there are significant differences between countries that need to be considered. For example, different countries may have a public healthcare system, a combination of public and private healthcare system or a cash-based payment system. We have a direct commercial presence with employees in Canada and certain European counties. Additionally, we have exclusive distribution agreements for the sale of our breast and colon cancer tests with distributors covering more than 90 countries outside of the United States.

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

The majority of our international Oncotype DX breast and colon cancer test revenues come from direct payor reimbursement, payments from our distributors, patient self-pay, and clinical collaborations in various countries. We have obtained some coverage for our breast cancer test outside of the United States, including in Argentina, Canada, the Czech Republic, Germany, Greece, Ireland, Israel, Saudi Arabia, Spain, Switzerland and the United Kingdom. In September 2013, we announced that the National Institute for Health and Care Excellence (NICE) in the United Kingdom issued its final guidance recommending Oncotype DX as the only multi-gene breast cancer test for use in clinical practice to guide chemotherapy treatment decisions for patients with early-stage, hormone receptor-positive, lymph node negative, human epidermal growth factor receptor 2 negative, invasive breast cancer. We continue to work with NHS England to establish the appropriate reimbursement path following NICE’s exclusive recommendation for our breast cancer test, similar to our contracting process with U.S. insurers. In April 2014, we announced that the Gynecologic Oncology Working Group (AGO) in Germany also updated their guidelines to recommend Oncotype DX as the only breast cancer gene expression test to predict chemotherapy benefit in early-stage, hormone receptor-positive invasive breast cancer. We expect that it will take several years to establish broad coverage and reimbursement for our Oncotype DX breast, colon and prostate cancer tests with payors in countries outside of the United States and there can be no assurance that our efforts will be successful.

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

In June 2014, we announced positive top line results of a clinical validation study to confirm and extend the observations of the published ECOG E5194 DCIS clinical validation study, conducted in collaboration with the Ontario DCIS Study Group. The results have been accepted for an oral presentation at the 2014 San Antonio Breast Cancer Symposium in December.

Oncotype DX Colon Cancer Test

We expect to continue to focus resources on pursuing global adoption of and reimbursement for our Oncotype DX colon cancer test. We believe the key factors that will drive further adoption of this test include results from additional studies we sponsor, conduct or collaborate on that support the use of and increased coverage and reimbursement for the test, clinical presentations at major symposia, publications, inclusion of the test in clinical guidelines and our ongoing commercial efforts. In June 2011, at the American Society of Clinical Oncology, or ASCO, Annual Meeting, a second large study confirming that the Oncotype DX colon cancer test independently predicts individualized recurrence risk for stage II colon cancer was presented. In November 2011, positive results from the QUASAR clinical validation study were published online by the Journal of Clinical Oncology. Current or future studies of our colon cancer test may lead to inclusion of the test in clinical guidelines and as standard of care for indicated patients.

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

In September 2013, we began receiving samples for a second Oncotype DX prostate cancer clinical study to reinforce the value of the test in predicting adverse pathology, and to further demonstrate its role in predicting biochemical recurrence, a longer-term outcome also associated with aggressive disease. In August 2014, we announced positive top line results of this clinical study, demonstrating the ability of our test’s GPS to predict multiple clinical endpoints related to disease aggressiveness among low/ intermediate risk patients. The study also confirmed the earlier validation study presented in 2013 and published in May 2014. The results from the clinical validation study were presented at the European Society for Medical Oncology in September 2014, and have been accepted for presentation at the Society of Urologic Oncology meeting in December 2014.

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

As of the date of this report, we have not experienced a loss of principal on any of our short-term marketable securities, and we expect that we will continue to be able to access or liquidate these investments as needed to support our business activities. We periodically monitor the financial position of our significant third-party payors, which include Medicare and managed care companies. As of the date of this report, we do not expect the current economic environment to have a material negative impact on our ability to collect payments from third-party payors in the foreseeable future. We believe the economic environment and changes in the healthcare system continued to impact product payment cycles, growth in tests delivered and product revenue generated during the three and nine months ended September 30, 2014. We intend to continue to assess the impact of the economic environment on our business activities. If the economic environment does not improve or deteriorates, our business including our patient population, government and third-party payors and our distributors and suppliers could be negatively affected, resulting in a negative impact on our product revenues.

U.S. Healthcare Environment

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or, collectively, the ACA, enacted in March 2010, makes changes that are expected to significantly impact the pharmaceutical and medical device industries and clinical laboratories. The ACA contains a number of provisions designed to generate the revenues necessary to fund expanded health insurance coverage, including new fees or taxes on certain health related industries, including medical device manufacturers. Beginning in 2013, each medical device manufacturer must pay sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices that are listed with the Food and Drug Administration, or FDA. Although the FDA has issued draft guidance that, if finalized, would regulate certain clinical laboratory tests that are developed and validated by a laboratory for its own use, referred to as LDTs as medical devices, none of our LDTs, such as our Oncotype DX breast, colon and prostate cancer tests, are currently listed with the FDA. We cannot assure you that the tax will not apply to services such as ours in the future. The ACA also establishes a board that is charged with reducing the per capita rate of growth in Medicare spending. We are monitoring the impact of the ACA in order to enable us to determine the trends and changes that may be necessitated by the legislation that may potentially impact on our business over time.

Under the Budget Control Act of 2011, which went into effect for dates of service on or after April 1, 2013, Medicare payments to providers, including clinical laboratories, are reduced by 2% due to implementation of the automatic expense reductions (sequester).

In April 2014, the President signed the Protecting Access to Medicare Act of 2014, or PAMA, which included a substantial new payment system for clinical laboratory tests under the CLFS. Under PAMA, laboratories that receive the majority of their Medicare revenues from payments made under the CLFS or the Physician Fee Schedule would report, beginning January 1, 2016, and then every three years thereafter (or annually for “advanced diagnostic laboratory tests”), private payor payment rates and volumes for their tests. The Centers for Medicare and Medicaid Services, or CMS, will use the rates and volumes reported by laboratories to develop Medicare payment rates for the tests equal to the volume-weighted median of the private payor payment rates for the tests.

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

We applied for a specific laboratory billing code from the American Medical Association, the AMA, for our Oncotype DX breast cancer test under the Current Procedural Terminology, or CPT, category of Multi-Analyte codes with Algorithmic Analyses, or MAAAs. Our application for a test-specific Category I CPT code was accepted, which means that the Oncotype DX breast cancer test met certain utilization and evidence requirements. Under Medicare law, Medicare must establish a reimbursement rate for new codes either by a “crosswalk” or “gapfill” process. Under the crosswalk process, Medicare assigns a rate for a new test by reference to an existing reimbursement rate for a similar test. If there is no test considered similar, the gapfill process allows the local MAC to establish rates in 2015 from which a national limitation amount will be established for 2016. We learned from CMS in October 2014 of their decision to gapfill our new code. We do not know for certain whether this will impact our current payment rate for our Oncotype DX breast cancer test. However, under PAMA, CMS is required to continue to use the methods for pricing of advanced diagnostic laboratory tests that were in effect prior to enactment of PAMA through December 31, 2016, including gapfill methods.  Regardless of the rate established for our test under the new code and the ratesetting process in 2015, the payment policies and procedures under PAMA are expected to apply to our tests beginning January 1, 2017.

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

At various times since 2006, the FDA has issued guidance documents or announced draft guidance regarding initiatives that may require varying levels of FDA oversight of our tests. In October 2014, the FDA issued draft guidance that sets forth a proposed risk-based regulatory framework that would apply varying levels of FDA oversight to LDTs. It is unclear at this time if or when the draft guidance will be finalized. The new regulatory requirements are proposed to be phased-in, consistent with the schedule set forth in this draft guidance. We cannot predict the ultimate timing or form of final FDA guidance or regulation of LDTs and the potential impact on our existing tests, our tests in development or the materials used to perform our tests.

Changes in Medicare Administrative Contractor (MAC) services

On a five year rotational basis, Medicare requests bids for its regional MAC services. In September 2013, the claims processing function transitioned from Palmetto GBA, to our current MAC, Noridian Healthcare Solutions. Operational changes in contractors processing claims have affected providers in the past, in some cases delaying payment for covered services while claims payment systems are brought on line and fully operational. Palmetto GBA under their MolDx Program is continuing to establish coverage, coding and reimbursement policies for molecular diagnostics located within the jurisdiction applicable to our tests. An elimination of the MolDx Program or a change in the administrator of that program could impact the coverage or payment rates for our current tests and our ability to obtain Medicare coverage for products for which we do not yet have coverage or any products we may launch in the future, or delay payments for our tests.

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

As of September 30, 2014, amounts outstanding for tests delivered, net of write-downs and adjustments, which were not recognized as revenue upon delivery because our accrual revenue recognition criteria were not met and which had not been collected, totaled approximately $55.1 million. We cannot provide any assurance as to when, if ever, and to what extent these amounts will be collected.

From time to time, we receive requests for refunds of payments, generally due to overpayments made by third-party payors. Upon becoming aware of a refund request, we establish an accrued liability for tests covered by the refund request until such time as we determine whether or not a refund is due. If we determine that a refund is due, we credit cash and reduce the accrued liability. Accrued refunds were $930,000 and $770,000 at September 30, 2014 and December 31, 2013, respectively.

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

Accounts Receivable

We accrue an allowance for doubtful accounts against our accounts receivable based on estimates consistent with historical payment experience. Our allowance for doubtful accounts is evaluated quarterly and adjusted when trends or significant events indicate that a change in estimate is appropriate. Historically, the amounts of uncollectible accounts receivable that have been written off have been consistent with management’s expectations. We cannot assure you that we will not experience higher than expected write-offs in the future. As of September 30, 2014 and December 31, 2013, our allowance for doubtful accounts was $2.8 million and $1.9 million, respectively. See “Liquidity and Capital Resources” for additional information, including a summary of accounts receivable aging by payor mix.

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

Deferred Tax Assets

We are required to reduce our deferred tax assets by a valuation allowance if it is more likely than not that some or all of our deferred tax assets will not be realized. We must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of our valuation allowance, if any, we assess the likelihood that we will be able to recover our deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses and, based on all available evidence, we believe it is more likely than not that our recorded net deferred tax assets will not be realized. Accordingly, we recorded a valuation allowance against all of our net deferred tax assets at both September 30, 2014 and December 31, 2013. We will continue to maintain a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.

Results of Operations

Three and Nine Months Ended September 30, 2014 and 2013

We recorded a net loss of $6.3 million and $18.3 million for the three and nine months ended September 30, 2014, respectively, compared to net income of $488,000 and a net loss of $3.4 million for the three and nine months ended September 30, 2013, respectively. On a basic and diluted per share basis, net loss per share was $0.20 and $0.58 for the three and nine months ended September 30, 2014, respectively. On a basic per share basis, net income per share was $0.02 and net loss per share was $0.11 for the three and nine months ended September 30, 2013, respectively. We may incur net losses in future periods due to future spending and fluctuations in our business, and we may not achieve or maintain sustained profitability in the future.

Revenues

We derive our revenues primarily from product sales and, to a lesser extent, from contract research arrangements. We operate in one industry segment. As of September 30, 2014, substantially all of our product revenues have been derived from the sale of our Oncotype DX breast cancer test. As test volume for our Oncotype DX prostate cancer test continues to increase substantially with minimal revenue associated with this increase, our test volume growth percentage is expected to outpace product revenue growth percentage for the near future. Payors are billed upon generation and delivery of test results to the physician. Product revenues are recorded on a cash basis unless a contract or arrangement to pay is in place with the payor at the time of delivery and collectability is reasonably assured. Contract revenues are derived from studies conducted with biopharmaceutical and pharmaceutical companies and are recorded as contractual obligations are completed.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Product revenues	$69,101	$65,732	$206,580	$192,132
Contract revenues	—	258	—	644
Total revenues	$69,101	$65,990	$206,580	$192,776
Period over period dollar increase in product revenues	$3,369		$14,448
Period over period percentage increase in product revenues	5%		8%

The increase in product revenues for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 resulted, in part, from increased adoption, as evidenced by a 9% and 13% period over period increase in test volume, respectively. Approximately $49.5 million, or 72%, and $149.5 million, or 72%, of product revenues for the three and nine months ended September 30, 2014, respectively, were recorded on an accrual basis and recognized at the time the test results were delivered, compared to $46.5 million, or 71%, and $137.6 million, or 72%, of product revenues for the three and nine months ended September 30, 2013, respectively. For both periods, the balance of product revenues was recognized upon cash collection as payments were received. The timing of recognition of revenues related to third-party payments may cause fluctuations in product revenues from period to period.

Product revenues related to patients directly reimbursed by Medicare for the three and nine months ended September 30, 2014 were $13.8 million, or 20%, and $41.8 million, or 20%, of product revenues, respectively, compared to $13.7 million, or 21%, and $43.2 million, or 22%, of product revenues for the three and nine months ended September 30, 2013, respectively. There were no other third-party payors comprising product revenues of 10% or more for those periods. International product revenues increased to $11.3 million, or 16%, and $34.7 million, or 17%, of product revenues, for the three and nine months ended September 30, 2014, respectively, from $10.1 million, or 15%, and $27.8 million, or 14%, of product revenues, for the three and nine months ended September 30, 2013, respectively.

There were no contract revenues for the three and nine months ended September 30, 2014. Contract revenues were $258,000 and $644,000 for the three and nine months ended September 30, 2013, respectively. Contract revenues represented studies assessing our gene expression technology or collaborative work in gene selection and protocol design with our pharmaceutical partners. The decrease in contract revenues for the 2014 period compared to the 2013 period was due to a decrease in activities with collaboration partners. We expect that our contract revenues will continue to fluctuate based on the number and timing of studies being conducted.

Cost of Product Revenues

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Tissue sample processing costs	$9,478	$8,440	$28,676	$24,255
Stock-based compensation	131	115	405	362
Total tissue sample processing costs	9,609	8,555	29,081	24,617
License fees	2,370	2,226	7,160	6,668
Total cost of product revenues	$11,979	$10,781	$36,241	$31,285
Period over period dollar increase	$1,198		$4,956
Period over period percentage increase	11%		16%

Cost of product revenues represents the cost of materials, direct labor, equipment and infrastructure expenses associated with processing tissue samples (including sample accessioning, histopathology, anatomical pathology, paraffin extraction, RT-PCR, quality control analyses and shipping charges to transport tissue samples) and license fees. Infrastructure expenses include allocated facility occupancy and information technology costs. Costs associated with performing our tests are recorded as tests are processed. Costs recorded for tissue sample processing represent the cost of all the tests processed during the period regardless of whether revenue was recognized with respect to that test. Currently, the tissue sample processing cost per test of our Oncotype DX prostate cancer test is higher than the cost per test of our Oncotype DX breast cancer test.

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

Tissue sample processing costs increased $1.1 million, or 12%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Tissue sample processing costs increased $4.5 million, or 18%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. These increases were primarily due to increases in test volume combined with incremental costs related to test processing associated with the launch of our prostate cancer test and enhancements to our laboratory information management system. The $144,000, or 6%, and $492,000, or 7%, increase in license fees for the three and nine months ended September 30, 2014 primarily resulted from the 5% and 8% period over period increase in product revenue volume for the three and nine months ended September 30, 2014. We expect the cost of product revenues to increase in future periods to the extent we process more tests.

Research and Development Expenses

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Personnel-related expenses	$8,610	$7,606	$25,788	$21,939
Stock-based compensation	1,134	1,260	3,460	3,553
Reagents and laboratory supplies	195	980	1,831	2,610
Collaboration expenses	1,904	1,000	4,135	2,098
Allocated information technology, facilities and costs allocations between functional areas	(6)	2,614	1,077	8,128
Other expenses	2,905	1,266	6,427	3,861
Total research and development expenses	$14,742	$14,726	$42,718	$42,189
Period over period dollar increase	$16		$529
Period over period percentage increase	—%		1%

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

Total research and development expenses for the three months ended September 30, 2014 were substantially unchanged compared to the three months ended September 30, 2013, and included a $1.6 million increase in other expenses, a $1.0 million increase in personnel-related expenses and a $900,000 increase in collaboration expenses partially offset by a $2.6 million decrease in allocated information technology, facilities and other costs, a $785,000 decrease in reagents and laboratory supplies and a $126,000 decrease in stock-based compensation. The $1.0 million increase in personnel-related expenses was primarily attributable to increases in salaries and benefits due to increased headcount to support the launch of our prostate cancer test, as well as projects related to our product pipeline and ongoing work in NGS and our proprietary platform for liquid biopsy tests. The decrease in allocated information technology, facilities and other costs is primarily due to preparation for our prostate cancer product launch during the three months ended September 30, 2013, which included project work from our various information technology groups, allocated based on specific development projects, as well as an increase in research and development support allocated to other functional areas for the three months ended September 30, 2014.

The $529,000, or 1%, increase in research and development expenses for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 included a $3.8 million increase in personnel-related expenses, a $2.6 million increase in other expenses and a $2.0 million increase in collaboration expenses partially offset by a $7.1 million decrease in allocated information technology, facilities and other costs, a $780,000 decrease in reagents and laboratory supplies and a $93,000 decrease in stock-based compensation. The $3.8 million increase in personnel-related expenses was primarily attributable to increases in salaries and benefits due to increased headcount to support the launch of our prostate cancer test, as well as projects related to our product pipeline and ongoing work in NGS and our proprietary platform for liquid biopsy tests.  The decrease in allocated information technology, facilities and other costs is primarily due to preparing for our prostate cancer product launch during the nine months ended September 30, 2013, which included project work from our various information technology groups, allocated based on specific development projects, as well as an increase in research and development support allocated to other functional areas for the nine months ended September 30, 2014.

We expect our research and development expenses to increase in future periods due to increased investment in our new product pipeline for breast, colon, prostate, renal and other cancers, along with increased investment in NGS and our proprietary liquid platform.

Selling and Marketing Expenses

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Personnel-related expenses	$17,229	$13,814	$50,836	$41,346
Stock-based compensation	1,109	1,033	3,401	3,231
Promotional and marketing materials	3,738	3,616	14,182	13,063
Travel, meetings and seminars	3,157	2,881	10,235	9,922
Allocated information technology, facilities and costs allocated between functions	7,026	3,989	19,127	11,796
Other expenses	949	680	2,730	2,229
Total selling and marketing expenses	$33,208	$26,013	$100,511	$81,587
Period over period dollar increase	$7,195		$18,924
Period over period percentage increase	28%		23%

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

The $7.2 million, or 28%, increase in selling and marketing expenses for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was due to a $3.4 million increase in personnel-related expenses, a $3.0 million increase in allocated information technology, facilities and other costs, a $276,000 increase in travel, meetings and seminars, a $269,000 increase in other expenses, a $122,000 increase in promotional and marketing materials related to the expansion of our international commercial business and executing our prostate cancer product launch and a $76,000 increase in stock-based compensation. Of the $3.4 million increase in personnel-related expenses, $2.7 million was attributable to increases in salaries, benefits and related expenses due primarily to increased headcount, including new hires related to our launch of our prostate cancer test in May 2013 and annual salary increases. The increase in allocated information technology, facilities and other costs is primarily due to increased selling activities, related to our newly established prostate sales and marketing programs and information technology allocations for various projects related to scaling our commercial systems worldwide, as well as an increase in research and development support allocated from other functional areas for the three months ended September 30, 2014.

The $18.9 million, or 23%, increase in selling and marketing expenses for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was due to a $9.5 million increase in personnel-related expenses, a $7.3 million increase in allocated information technology, facilities and other costs, a $1.1 million increase in promotional and marketing materials related to the expansion of our international commercial business and executing our prostate cancer product launch, a $501,000 increase in other expenses, a $313,000 increase in travel, meetings and seminars and a $170,000 increase in stock-based compensation. Of the $9.5 million increase in personnel-related expenses, $7.6 million was attributable to increases in salaries, benefits and related expenses due primarily to increased headcount, including new hires related to our launch of our prostate cancer test in May 2013 and annual salary increases. The increase in allocated information technology, facilities and other costs is primarily due to increased selling activities and project work from our various information technology groups, primarily related to our newly established prostate sales and marketing programs, allocated based on specific departmental projects, as well as an increase in research and development support allocated from other functional areas for the nine months ended September 30, 2014.

We expect selling and marketing expenses will continue to increase in future periods due to our efforts to establish adoption of and reimbursement for our new products, continued investment in our global commercial infrastructure and increases in our sales force.

General and Administrative Expenses

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Personnel-related expenses	$10,872	$9,155	$31,545	$28,258
Stock-based compensation	1,611	1,954	5,330	5,705
Occupancy and equipment expenses	5,062	4,872	15,348	13,249
Billing and collection fees	2,273	2,247	7,081	6,761
Bad debt expense	1,671	1,843	4,821	4,764
Professional fees and other expenses	2,233	1,977	6,337	6,080
Information technology, facilities and other cost allocations	(8,715)	(8,041)	(25,712)	(23,765)
Total general and administrative expenses	$15,007	$14,007	$44,750	$41,052
Period over period dollar increase	$1,000		$3,698
Period over period percentage increase	7%		9%

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

The $1.0 million, or 7%, increase in general and administrative expenses for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 included a $1.7 million increase in personnel-related expenses, a $256,000 increase in professional fees and other expenses and a $190,000 increase in occupancy and equipment expenses partially offset by a $674,000 decrease in information technology, facilities and other costs allocated to other functional areas, a $343,000 decrease in stock-based compensation expense and a $172,000 decrease in bad debt expense. Of the $1.7 million increase in personnel-related expenses, $1.1 million was attributable to annual increases in salaries and benefits expenses, primarily resulting from increased headcount and $624,000 was attributable to higher contract labor and consulting expenses to support growth of our business.

The $3.7 million, or 9%, increase in general and administrative expenses for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 included a $3.3 million increase in personnel-related expenses, a $2.1 million increase in occupancy and equipment expenses, a $320,000 increase in billing and collection fees and a $257,000 increase in professional fees and other expenses partially offset by a $1.9 million decrease in information technology, facilities and other costs allocated to other functional areas and a $357,000 decrease in stock-based compensation expense. Of the $3.3 million increase in personnel-related expenses, $2.3 million was attributable to annual increases in salaries and benefits expenses and $881,000 was attributable to higher consulting expenses to support the growth of our business.

We expect general and administrative expenses to increase in future periods as we hire additional staff and incur other expenses to support the growth of our business, and to the extent we spend more on both billing and collections fees and bad debt expense.

Interest Income

Interest income was $47,000 and $144,000 for the three and nine months ended September 30, 2014 compared to $52,000 and $174,000 for the three and nine months ended September 30, 2013. The decrease was primarily due to lower average balances in our investments in marketable securities during the three and nine months ended September 30, 2014. We expect our interest income will remain nominal if the current low interest rate environment continues.

Other Income (Expense), Net

Other income (expense), net was $(345,000) and $(537,000) for the three and nine months ended September 30, 2014, respectively, compared to $89,000 and $(2,000) for the three and nine months ended September 30, 2013, respectively. Other income (expense), net for the three months and nine months ended September 30, 2014 was primarily related to net foreign currency losses resulting from valuation adjustments to our international accounts receivable balance. We expect other income (expense), net to continue to fluctuate based on fluctuations in exchange rates that impact our foreign exchange transaction gains and losses and both the level and performance of investments accounted for under the equity method.

Income Tax Expense

Income tax expense was $129,000 and $292,000 for the three and nine months ended September 30, 2014, respectively, compared to $116,000 and $223,000 for the three and nine months ended September 30, 2013. Income tax expense for both periods was principally comprised of state income taxes and foreign taxes and was computed using the discrete, or “cut-off”, method.

Based on all available objective evidence, management believes that it is more likely than not that our net deferred tax assets will not be fully realized. Accordingly, we maintained a valuation allowance against all of our net deferred tax assets as of both September 30, 2014 and December 31, 2013. We will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of our deferred tax assets.

Liquidity and Capital Resources

As of September 30, 2014, we had an accumulated deficit of $188.6 million. We may incur net losses in the future, and we cannot provide assurance as to when, if ever, we will achieve sustained profitability. We expect that our research and development, selling and marketing and general and administrative expenses will increase in future periods and, as a result, we will need to continue to generate significant product revenues to achieve sustained profitability.

	2014	2013
	(In thousands)
As of September 30:
Cash, cash equivalents and marketable securities	$104,690	$114,046
Working capital	111,621	120,023
For the nine months ended September 30:
Cash provided by (used in):
Operating activities	2,605	12,749
Investing activities	(2,866)	(645)
Financing activities	4,220	9,672
Capital expenditures (included in investing activities above)	(5,588)	(7,459)

Sources of Liquidity

Historically we have financed our operations primarily through sales of our equity securities and cash received in payment for our tests. At September 30, 2014, we had cash, cash equivalents and short-term marketable securities of $104.7 million compared to $114.0 million at September 30, 2013. The $9.3 million decrease was attributable to investments in the growth of our business, including research and development, U.S. and international expansion, and activities related to reimbursement coverage of our tests. In accordance with our investment policy, available cash is invested in short-term and long-term, low-risk, investment-grade debt instruments. Our cash and marketable securities are held in a variety of interest-bearing instruments including money market accounts and high-grade commercial paper and corporate bonds.

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

Accounts Receivable

At September 30, 2014 and December 31, 2013, $31.0 million, or 17%, and $29.4 million, or 17%, respectively, of our total assets consisted of accounts receivable. The $1.6 million increase in accounts receivable from December 31, 2013 to September 30, 2014 was attributable to an increase in the volume of tests delivered for accrual payors. Days sales outstanding, or DSOs, is a measure of the average number of days it takes for us to collect our accounts receivable, calculated from the date that tests are billed. At September 30, 2014 and December 31, 2013, our weighted average DSOs were 73 days and 72 days, respectively. The timing of our billing and cash collections also causes fluctuations in our monthly DSOs and accounts receivable.

The following tables summarize accounts receivable by payor mix at September 30, 2014 and December 31, 2013:

	September 30, 2014
	Total	% of Total	Current	31-60 Days	61-90 Days	91-120 Days	121 to 180 Days	Over 180 Days
	(In thousands)
Managed care and other	$28,031	83%	$10,894	$4,022	$2,667	$2,574	$2,783	$5,091
Medicare	5,690	17	4,719	274	145	162	57	333
Total	33,721	100%	$15,613	$4,296	$2,812	$2,736	$2,840	$5,424
Allowance for doubtful accounts	(2,754)
Net accounts receivable	$30,967

	December 31, 2013
	Total	% of Total	Current	31-60 Days	61-90 Days	91-120 Days	121 to 180 Days	Over 180 Days
	(In thousands)
Managed care and other	$22,535	72%	$10,083	$3,513	$2,186	$1,641	$1,988	$3,124
Medicare	8,818	28	5,453	1,950	344	372	176	523
Total	31,353	100%	$15,536	$5,463	$2,530	$2,013	$2,164	$3,647
Allowance for doubtful accounts	(1,907)
Net accounts receivable	$29,446

Cash Flows

Net cash provided by operating activities was $2.6 million for the nine months ended September 30, 2014 compared to $12.7 million for the nine months ended September 30, 2013. Net cash provided by operating activities includes net loss adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the nine months ended September 30, 2014 reflected a net loss of $18.3 million, adjusted for $17.8 million of stock-based compensation and depreciation and amortization expense, a $3.0 million increase in accrued expenses and other liabilities, a $672,000 increase in accounts payable, a $650,000 increase in accrued compensation, $414,000 impairment of assets held for sale and long-lived assets and a $242,000 decrease in prepaid expenses and other assets offset by a $1.5 million increase in accounts receivable and a $397,000 decrease in deferred revenues.  Net cash provided by operating activities for the nine months ended September 30, 2013 reflected net loss of $3.4 million, adjusted for $17.6 million of stock-based compensation and depreciation and amortization expense, a $3.0 million increase in accrued expenses and other liabilities, a $760,000 increase in deferred revenues and $170,000 of expense for restricted stock issued to outside directors in lieu of fees offset by a $3.3 million increase in accounts receivable, a $1.4 million decrease in accounts payable and a $623,000 increase in prepaid expenses and other assets.

Net cash used in investing activities was $2.9 million for the nine months ended September 30, 2014 compared to $645,000 for the nine months ended September 30, 2013. Our investing activities have consisted predominately of purchases and maturities of marketable securities and capital expenditures.  Net cash used in investing activities of $2.9 million for the nine months ended September 30, 2014 included $5.6 million in capital expenditures and $2.0 million invested in a privately held company, partially offset by $4.6 million in net maturities of marketable securities.  Net cash used in investing activities of $645,000 for the nine months ended September 30, 2013 included $7.5 million in capital expenditures partially offset by $6.8 million in net maturities of marketable securities.

Net cash provided by financing activities was $4.2 million for the nine months ended September 30, 2014 compared to $9.7 million for the nine months ended September 30, 2013. Net cash provided by financing activities for the nine months ended September 30, 2014 included $7.7 million in proceeds from the issuance of our common stock upon the exercise of employee stock options and stock purchased pursuant to our ESPP, partially offset by cash paid for tax withholdings in the amount of $3.5 million related to net share settlements of restricted stock units and awards. Net cash provided by financing activities for the nine months ended September 30, 2013 included $12.4 million in proceeds from the issuance of our common stock upon the exercise of employee stock options and stock purchased pursuant to our ESPP, partially offset by cash paid for tax withholdings in the amount of $2.7 million related to net share settlements of restricted stock units and awards.

Contractual Obligations

The following table summarizes our significant contractual obligations as of September 30, 2014 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Non-cancelable operating lease obligations	$15,613	$3,905	$7,757	$3,951	$—

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

We are required to make a series of fixed annual payments under a collaboration agreement beginning with the January 2010 launch of our Oncotype DX colon cancer test. We made payments under this agreement of $450,000, $450,000 and $300,000 in 2014, 2013 and 2012, respectively. We are also required to make a series of fixed annual payments under a collaboration agreement beginning with the May 2013 commercial launch of our Oncotype DX prostate cancer test. We made payments under this agreement of $100,000 and $150,000 in 2014 and 2013, respectively. As of September 30, 2014, future annual payments under these agreements totaled $550,000 and are due in 2015. Further, we are required to make a series of fixed annual payments under a collaboration agreement beginning with a one year anniversary of achieving a key milestone for our DCIS clinical study in June 2014. As of September 30, 2014, future annual payments under this agreement totaled $1.7 million, including payments of $604,000, $604,000, and $504,000 due in 2015, 2016, and 2017, respectively.  However, because these agreements may be terminated by either party upon 30 days’ prior written notice, these payments are not included in the table above.

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

Operating Capital and Capital Expenditure Requirements

We achieved positive operating cash flow for the nine months ended September 30, 2014 and the year ended December 31, 2013. We currently anticipate that our cash, cash equivalents and short-term marketable securities, together with payments for our Oncotype DX tests, will be sufficient to fund our operations and facilities expansion plans for at least the next 12 months, including the expansion of our research and development programs, our NGS and proprietary liquid platform development efforts, our efforts to expand adoption of and reimbursement for our Oncotype DX colon and prostate cancer and DCIS tests and our international expansion efforts. We expect to spend approximately $11 million over the next 12 months for planned laboratory equipment, information technology and facilities expansion. We may also use cash to acquire or invest in complementary businesses, technologies, services or products. We expect that our cash, cash equivalents and short term marketable securities will also be used to fund working capital and for other general corporate purposes, such as licensing technology rights, distribution arrangements for our tests both within and outside of the United States or expanding our direct sales capabilities worldwide.

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

Off-Balance Sheet Arrangements

As of September 30, 2014, we had no material off-balance sheet arrangements.

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

At September 30, 2014, we had cash, cash equivalents and short-term marketable securities of $104.7 million. We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. The securities in our investment portfolio are classified as available for sale and are, due to their short-term nature, subject to minimal interest rate risk. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels at September 30, 2014, the impact on the fair value of these securities or our cash flows or income would not be material.

Foreign Currency Exchange Risk

Substantially all of our revenues are recognized in U.S. dollars. Certain expenses related to our international activities are payable in foreign currencies. As a result, factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets will affect our financial results. We recognized net foreign currency losses of $345,000 and $562,000 for the three and nine months ended September 30, 2014, respectively, compared to net foreign currency gains (losses) of $85,000 and $(7,000) for the three and nine months ended September 30, 2013, respectively. The functional currency of our wholly-owned subsidiaries is the U.S. dollar, so we are not currently subject to gains and losses from foreign currency translation of the subsidiary financial statements. We currently do not hedge foreign currency exchange rate exposure. Although the impact of currency fluctuations on our financial results has been immaterial in the past, there can be no guarantee that the impact of currency fluctuations related to our international activities will not be material in the future.

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

We have historically incurred substantial net losses. From our inception in August 2000 through September 30, 2014, we had an accumulated deficit of $188.6 million. We expect to continue to invest in our product pipeline, including our current Oncotype DX tests and future products, and in our global commercial infrastructure, our laboratory operations and next generation sequencing and other technology. For the three and nine months ended September 30, 2014, our research and development expenses were $14.7 million and $42.7 million, respectively, and our selling and marketing expenses were $33.2 million and $100.5 million, respectively. We expect our expense levels to continue to increase for the foreseeable future as we seek to globally expand the clinical utility of our Oncotype DX breast cancer test, drive adoption of and reimbursement for our Oncotype DX colon cancer and prostate cancer tests and develop and commercialize new tests. As a result, we will need to generate significant growth in revenues in order to achieve sustained profitability. Our failure to achieve sustained profitability in the future could cause the market price of our common stock to decline.

Continued weak general economic or business conditions could have a negative impact on our business.

Continuing concerns over prolonged high unemployment levels, entitlement and healthcare reform efforts, regulatory changes and taxation issues, and geopolitical issues have contributed to continued volatility and uncertain expectations for both the U.S. and global economies. These factors, combined with uncertainties in business and consumer confidence, continued concerns regarding the stability of some European Union member countries, and slowing economic growth in China, have contributed to the expectations of slower domestic and global economic growth in the near term. These economic conditions continued to impact product payment cycles, growth in tests delivered and product revenues generated during three and nine months ended September 30, 2013. If the economic environment does not improve or deteriorates, our business, including our patient population, our suppliers and our third-party payors, could be negatively affected, resulting in a negative impact on our product revenues.

Healthcare policy changes, including recently enacted legislation reforming the U.S. healthcare system, may have a material adverse effect on our financial condition and results of operations.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the ACA, enacted in March 2010, makes changes that are expected to significantly impact the pharmaceutical and medical device industries and clinical laboratories. For example, beginning in 2013, each medical device manufacturer must pay sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices that are listed with the FDA. Although the FDA has issued draft guidance that, if finalized, would regulate certain clinical laboratory tests that are developed and validated by a laboratory for its own use, or LDTs, as medical devices, none of our LDTS, such as our Oncotype DX breast, colon and prostate cancer tests are currently listed with the FDA. We cannot assure you that the tax will not apply to services such as ours in the future.

The ACA established an Independent Payment Advisory Board, or IPAB, to reduce the per capita rate of growth in Medicare spending. The IPAB proposals are triggered by expenditures exceeding certain targets.  At this point, the triggers for IPAB proposals have not been met; it is unclear when such triggers may be met in the future and when any IPAB proposed reductions to payments could take effect. In addition to the ACA, various healthcare reform proposals have also emerged from federal and state governments. We are monitoring the impact of the ACA and these healthcare reform proposals in order to enable us to determine the trends and changes that may be necessitated that may potentially impact our business over time.

Under the Budget Control Act of 2011, which went into effect for dates of service on or after April 1, 2013, Medicare payments, including payments to clinical laboratories, are subject to a 2% reduction due to implementation of the automatic expense reductions (sequester).

State legislation on reimbursement applies to Medicaid reimbursement and Managed Medicaid reimbursement rates within that state. Some states have passed or proposed legislation that would revise reimbursement methodology for clinical laboratory payment rates under those Medicaid programs. In October 2011, CMS approved California’s plan, to reduce certain Medi-Cal payments by 10% retroactive to June 1, 2011. In February 2012, Medi-Cal began the recoupment process adjusting sporadically payments on new claims. According to the California Department of Health Care Services, the cut would apply to various healthcare providers and outpatient services including laboratory services with certain exceptions. Legislation signed by the governor in March 2014 requires an additional 10% reduction to laboratory payments retroactive to July 1, 2012, with the legislation mandating that these reductions continue until the new methodology has been approved by CMS.

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

At various times since 2006, the FDA has issued guidance documents or announced draft guidance regarding initiatives that may require varying levels of FDA oversight of our tests. On October 3. 2014, the FDA issued draft guidance that sets forth a proposed risk-based regulatory framework that would apply varying levels of FDA oversight to LDTs. The FDA has indicated that it does not intend to implement its proposed framework until the draft guidance documents are finalized. If this draft guidance is finalized as presently written, it includes an oversight framework that will include a pre-market review for higher-risk LDTs, as well as other high and moderate risk LDTs over time.

Legislative proposals addressing oversight of genetic testing and LDTs have been introduced in previous Congresses and we expect that new legislative proposals will be introduced from time to time in the future. We cannot provide any assurance that FDA regulation, including pre-market review, will not be required in the future for our tests, whether through finalizing of guidance issued by the FDA, new enforcement policies adopted by the FDA or new legislation enacted by Congress. It is possible that legislation will be enacted into law or guidance could be issued by the FDA which may result in increased regulatory burdens for us to continue to offer our tests or to develop and introduce new tests.

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

We cannot predict the ultimate timing or form of final FDA guidance or regulation of LDTs and the potential impact on our existing tests, our tests in development or the materials used to perform our tests. While we qualify all materials used in our tests according to CLIA regulations, we cannot be certain that the FDA will not enact rules or guidance documents which could impact our ability to purchase materials necessary for the performance of our tests. Should any of the reagents obtained by us from suppliers and used in conducting our tests be affected by future regulatory actions, our business could be adversely affected by those actions, including increasing the cost of testing or delaying, limiting or prohibiting the purchase of reagents necessary to perform testing.

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

We have obtained limited reimbursement from private third-party payors in the United States for our Oncotype DX colon cancer test and for our Oncotype DX breast cancer test for N+ and DCIS patients. Until further clinical data is presented, our N+ and DCIS indication for our breast cancer test and our colon cancer test may be considered investigational by payors and therefore may not be covered under their reimbursement policies. We believe it may take several years to achieve reimbursement with a majority of third-party payors for these tests. In addition, the launch of our test for prostate cancer in May 2013 requires that we expend substantial time and resources in order to drive adoption of and reimbursement for this test. We may not be able to obtain Medicare reimbursement coverage for our prostate cancer test, or obtain third-party payor reimbursement for patients with colon or prostate cancer or with N+ and DCIS breast cancer patients that is similar to the coverage we have obtained for our invasive breast cancer test for N-, ER- patients. If we fail to establish broad adoption of and reimbursement for these tests and any future tests we may develop, our reputation could be harmed and our future prospects and our business could suffer.

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

The Protecting Access to Medicare Act of 2014, or PAMA, includes a substantial new payment system for clinical laboratory tests under the Clinical Laboratory Fee Schedule, or CLFS.  Under PAMA, Medicare payment rates for tests will be equal to the volume-weighted median of the private payor payment rates for the test. The payment rates calculated under PAMA will be effective starting January 1, 2017, and will be reviewed every three years (or annually for “advanced diagnostic laboratory tests”), based on private payor payment rates and volumes for their tests.  Laboratories that fail to report the required payment information may be subject to substantial civil money penalties. Although CMS has not yet issued regulations to implement PAMA, we believe our Oncotype DX tests each would be considered an advanced diagnostic laboratory test.

We have received a specific CPT code for our Oncotype DX breast cancer test, and CMS is currently considering how it will establish a national rate for the new code. Under Medicare law, Medicare must establish a reimbursement rate for a new test code either by a “crosswalk” or “gapfill” process. Under the crosswalk process, Medicare assigns a rate for a new test by reference to the rate for a similar test. Under the gapfill process, our reimbursement rate would be established first by the local MAC, in 2015 and then a national limitation amount would be established for 2016. The gapfill process is generally applied when no similar test exists.  We learned from CMS in October 2014 of their decision to gapfill our new code. Under PAMA, CMS is required to continue to use the methods for pricing of advanced diagnostic laboratory tests that were in effect prior to enactment of PAMA through December 31, 2016, including crosswalk or gapfill methods.  Regardless of the rate established using the gapfill process for our breast cancer test under the new code, the payment determination policies and procedures under PAMA are expected to apply to all of our tests beginning January 1, 2017. We do not yet know whether the gapfill process for our new test-specific CPT code for Oncotype DX breast cancer test will impact our current payment rate for this test. While we do not believe the new payment rate system under PAMA will have a negative effect on the current payment rates of our Medicare-covered tests beginning in 2017, regulations implementing PAMA have not yet been promulgated. As a result, there can be no assurance that adequate payment rates will continue to be assigned to our tests.

Additionally, on a five year rotational basis, Medicare requests bids for its regional MAC services. In September 2013, the claims processing function for our jurisdiction transitioned from Palmetto GBA to Noridian Healthcare Solutions, however coverage and payment rate determinations for our tests remain with Palmetto GBA at this time. The change in the MAC processing the Medicare claims for our tests delayed reimbursement for a brief period of time. Future changes in the MAC may affect our ability to obtain Medicare coverage and reimbursement for products for which we have coverage, for which we do not yet have coverage or any products we may launch in the future or delay payments, including payments for our Oncotype DX prostate cancer test.

Because of Medicare billing rules, we may not receive reimbursement for all tests provided to Medicare patients.

Under current Medicare billing rules, claims for our Oncotype DX tests performed on Medicare beneficiaries who were hospital inpatients at the time the tumor tissue samples were obtained and whose tests were ordered less than 14 days from discharge must be incorporated in the payment that the hospital receives for the inpatient services provided. Medicare billing rules also require hospitals to bill for the test when ordered for hospital outpatients less than 14 days following the date of the hospital procedure where the tumor tissue samples were obtained. Accordingly, we are required to bill individual hospitals for tests performed on Medicare beneficiaries during these time frames. Because we generally do not have written agreements in place with these hospitals to pay for these tests, we may not be paid or may have to pursue payment from the hospital on a case-by-case basis. Although we believe patients coming under this rule represent less than 1% of our total testing population, these billing rules may lead to confusion regarding whether Medicare provides adequate reimbursement for our tests, and could discourage Medicare patients from using our test. In addition, compared to our breast cancer tests, a greater proportion of patients for our colon and prostate tests are eligible for coverage by Medicare. We cannot assure you that Medicare will reverse these billing rules or that Medicare will not extend this limitation in the future and we also cannot ensure that hospitals will agree to arrangements to pay us for Oncotype DX tests performed on patients falling under these rules.

We depend on Medicare for a significant portion of our product revenues and if Medicare or other significant payors stop providing reimbursement or decrease the amount of reimbursement for our tests, our revenues could decline.

Reimbursement on behalf of patients covered by Medicare accounted for 20% of our product revenues for the three and nine months ended September 30, 2014, and 21% and 22% of our product revenues for the three and nine months ended September 30, 2013, respectively. Accounts receivable on behalf of patients directly covered by Medicare represented 17% and 28% of our net accounts receivable at September 30, 2014 and December 31, 2013, respectively. While there were no other third-party payors representing 10% or more of our product revenues for these periods, there have been in the past, and may be in the future, other payors accounting for 10% or more of our product revenues. Because the majority of stage II and stage III colon cancer patients and prostate cancer patients in the United States are age 65 and over, and thus eligible for Medicare, we may become more dependent on Medicare reimbursement in the future. It is possible that Medicare or other third-party payors that provide reimbursement for our tests may suspend, revoke or discontinue coverage at any time, may require co-payments from patients, or may reduce the reimbursement rates payable to us. Any such action could have a negative impact on our revenues.

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

We are also required to maintain a license to conduct testing in California. California laws establish standards for day-to-day operation of our clinical reference laboratory, including the training and skills required of personnel and quality control. In addition, our clinical reference laboratory is required to be licensed on a product-specific basis by New York State. New York law also mandates proficiency testing for laboratories licensed under New York state law, regardless of whether or not such laboratories are located in New York. Moreover, several other states require that we hold licenses to test specimens from patients in those states. Other states may adopt similar requirements in the future. Finally, we may be subject to regulation in foreign jurisdictions as we seek to expand international distribution of our tests, which may require review of our tests in order to offer our services or may have other limitations such as prohibitions on the export of tissue necessary for us to perform our tests that may limit our ability to distribute outside of the United States.

If we were to lose our CLIA accreditation or California license, whether as a result of a revocation, suspension or limitation, we would no longer be able to sell our tests, which would limit our revenues and harm our business. If we were to lose our license in New York or in other states where we are required to hold licenses, we would not be able to test specimens from those states.

We are subject to other regulation in the United States by both the federal government and the states in which we conduct our business, as well as in other jurisdictions outside of the United States, including but not limited to:

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

•                  the Federal Health Insurance Portability and Accountability Act of 1996;

•                  the Health Information Technology for Economic and Clinical Health (HITECH) Act;

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

We have multiple tests in development and devote considerable resources to research and development. There can be no assurance that our technologies will be capable of reliably predicting the recurrence of cancers other than breast, colon and prostate cancer with the sensitivity and specificity necessary to be clinically and commercially useful, or that our colon or prostate cancer tests or our DCIS breast cancer test will result in commercially successful products. In addition, before we can develop diagnostic tests for new cancers or other diseases and commercialize any new products, we will need to:

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

As of September 30, 2014, we have entered into exclusive distribution agreements for the sale of our breast, colon and prostate cancer tests with distributors covering more than 90 countries. We intend to continue to grow our business internationally, and to do so we may need to maintain our relationships with existing distributors and attract additional distributors to expand the territories in which we sell our tests. Distributors may not commit the necessary resources to market and sell our tests to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to maintain our existing arrangements or enter into arrangements with distributors to market our tests in particular geographic areas, we may not realize long-term international revenue growth. In addition, our revenue from distributors could be negatively impacted as a result of changes in business cycles, business or economic conditions or other factors that could affect their ability to pay us for tests on a timely basis or at all. Regulatory requirements, costs of doing business outside of the United States and the reimbursement process in foreign markets may also impact our revenues from international sales or impact our ability to increase international sales in the future.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	First Amendment to Lease dated August 30, 2014 between the Registrant and Metropolitan Life Insurance Company.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1#	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
32.2#	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

GENOMIC HEALTH, INC.

Date: November 6, 2014	By:	/s/ Kimberly J. Popovits
Kimberly J. Popovits
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2014	By:	/s/ G. Bradley Cole
G. Bradley Cole
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

GENOMIC HEALTH, INC.

EXHIBIT INDEX

Exhibit Number	Description

10.1	First Amendment to Lease dated August 30, 2014 between the Registrant and Metropolitan Life Insurance Company.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1#	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
32.2#	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

# In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act.