Form 10-Q
period 2015-03-31
GENOMIC HEALTH INC
filed 2015-05-07
CIK 1131324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

Or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 32,263,664 as of April 30, 2015.

GENOMIC HEALTH, INC.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

GENOMIC HEALTH, INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$22,938	$29,726
Short-term marketable securities	105,042	73,934
Accounts receivable (net of allowance for doubtful accounts; 2015—$3,574, 2014—$3,628)	34,979	34,916
Prepaid expenses and other current assets	12,085	9,944
Total current assets	175,044	148,520
Property and equipment, net	25,171	21,860
Other assets	1,755	15,541
Total assets	$201,970	$185,921
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,952	$6,987
Accrued compensation and employee benefits	16,388	17,708
Accrued license fees	2,249	2,656
Accrued expenses and other current liabilities	15,510	10,444
Deferred revenues	268	335
Other current liabilities	208	208
Total current liabilities	42,575	38,338

Other liabilities	2,667	2,070
Commitments
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	373,674	370,496
Accumulated other comprehensive income (loss)	17,515	(15)
Accumulated deficit	(204,354)	(194,861)
Treasury stock, at cost	(30,110)	(30,110)
Total stockholders’ equity	156,728	145,513
Total liabilities and stockholders’ equity	$201,970	$185,921

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Product revenues	$68,152	$67,002
Operating expenses:
Cost of product revenues	12,762	12,055
Research and development	19,118	14,005
Selling and marketing	35,352	33,408
General and administrative	15,589	14,728
Total operating expenses	82,821	74,196
Loss from operations	(14,669)	(7,194)
Interest income	54	50
Other expense, net	(374)	(226)
Loss before income taxes	(14,989)	(7,370)
Income tax (benefit) expense	(5,496)	75
Net loss	$(9,493)	$(7,445)
Basic and diluted net loss per share	$(0.30)	$(0.24)
Shares used in computing basic and diluted net loss per share	32,055	31,087

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net loss	$(9,493)	$(7,445)
Other comprehensive income:
Unrealized gain on available-for-sale marketable securities, net of tax of $5,626 and $0	17,530	9
Comprehensive income (loss)	$8,037	$(7,436)

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Operating activities
Net loss	$(9,493)	$(7,445)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,728	1,757
Employee stock-based compensation	4,176	4,356
Write-off of previously capitalized software costs	87	—
Impairment of assets held for sale	—	265
Outside director restricted stock awarded in lieu of fees	50	50
(Gain) loss on disposal of property and equipment	(19)	33
Changes in assets and liabilities:
Accounts receivable	(63)	545
Prepaid expenses and other assets	(7,878)	(315)
Accounts payable	239	2,367
Accrued compensation and employee benefits	(1,320)	(1,377)
Accrued expenses and other liabilities	5,283	468
Deferred revenues	(67)	(578)
Net cash (used in) provided by operating activities	(7,277)	126
Investing activities
Purchases of property and equipment	(4,369)	(1,169)
Purchases of marketable securities	(31,274)	(23,326)
Maturities of marketable securities	37,180	21,500
Net cash provided by (used in) investing activities	1,537	(2,995)
Financing activities
Net proceeds from issuance of common stock under stock plans	2,379	996
Withholding taxes related to restricted stock units net share settlement	(3,427)	(3,165)
Net cash used in financing activities	(1,048)	(2,169)
Net decrease in cash and cash equivalents	(6,788)	(5,038)
Cash and cash equivalents at the beginning of period	29,726	33,279
Cash and cash equivalents at the end of period	$22,938	$28,241
Non-cash investing and financing activities
Accrued purchase of property and equipment	$2,501	$1,750
Change in fair value of corporate equity securities	$23,145	$—

See accompanying notes.

GENOMIC HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. The Company had two wholly-owned subsidiaries at March 31, 2015: Genomic Health International Holdings, LLC, which was established in Delaware in 2010 and supports the Company’s international sales and marketing efforts; and Oncotype Laboratories, Inc., which was established in 2012, and is inactive. Genomic Health International Holdings, LLC has 10 wholly-owned subsidiaries. The functional currency for the Company’s wholly-owned subsidiaries incorporated outside the United States is the U.S. dollar. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation and Use of Estimates

The accompanying interim period condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated balance sheet as of March 31, 2015, and the condensed consolidated statements of operations, comprehensive income (loss), and cash flows for the three months ended March 31, 2015 and 2014 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2014 has been derived from audited financial statements, but it does not include certain information and notes required by GAAP for complete consolidated financial statements.

The preparation of financial statements in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures in the Company’s condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

The accompanying interim period condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Certain reclassifications have been made to prior period amounts to conform to the current period presentation. For the period ended March 31, 2014, a reclassification of certain expenses from research and development to selling and marketing was made in the condensed consolidated statements of operations to conform to the current period presentation.

Revenue Recognition

The Company derives its revenues from product sales and contract research arrangements. The majority of the Company’s historical product revenues have been derived from the sale of the Oncotype DX breast cancer test. The Company generally bills third‑party payors upon generation and delivery of a patient report to the physician. As such, the Company takes assignment of benefits and the risk of collection with the third‑party payor. The Company usually bills the patient directly for amounts owed after multiple requests for payment have been denied or only partially paid by the insurance carrier. The Company pursues case‑by‑case reimbursement where medical policies are not in place or payment history has not been established.

The Company’s product revenues for tests performed are recognized when the following revenue recognition criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Criterion (1) is satisfied when the Company has an arrangement to pay or a contract with the payor in place addressing reimbursement for the Oncotype DX test. In the absence of such arrangements, the Company considers that criterion (1) is satisfied when a third‑party payor pays the Company for the test performed. Criterion (2) is satisfied when the Company performs the test and generates and delivers to the physician, or makes available on its web portal, a patient report. When evaluating whether the fee is fixed or determinable and collectibility, we consider whether we have sufficient history to reliably estimate the total fee that will be received from a payor and a payor’s individual payment patterns.  Determination of criteria (3) and (4) are based on management’s judgments regarding whether the fee charged for products or services delivered is fixed or determinable, and the collectability of those fees under any contract or arrangement. Based upon at least several months of payment history, the Company reviews the number of tests paid against the number of tests billed and the payor’s outstanding balance for unpaid tests to determine whether payments are being made at a consistently high percentage of tests billed and at appropriate amounts given the contracted payment amount. The estimated accrual amounts per test, recorded upon delivery of a patient report, are calculated for each accrual payor and are based on the contracted price adjusted for individual payment patterns resulting from co-payment amounts and excluded services in healthcare plans. The Company also reduces sales for an estimate of amounts that qualify as patient assistance and related deductions that do not qualify for revenue recognition. When a payment received for an individual test is either higher or lower than the estimated accrual amount, the Company recognizes the difference as either cash revenue, in the case of higher payments, or in the case of lower payments, against either the patient assistance program and related deductions reserve or the allowance for doubtful accounts, as applicable.

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

From time to time, the Company receives requests for refunds of payments, generally due to overpayments made by third-party payors. Upon becoming aware of a refund request, the Company establishes an accrued liability for tests covered by the refund request until such time as the Company determines whether or not a refund is due. Accrued refunds were $1.1 million and $944,000 at March 31, 2015 and December 31, 2014, respectively, and included in accrued expenses and other current liabilities.

Contract revenues are generally derived from studies conducted with biopharmaceutical and pharmaceutical companies. The specific methodology for revenue recognition is determined on a case‑by‑case basis according to the facts and circumstances applicable to a given contract. Under certain contracts, the Company’s input, measured in terms of full‑time equivalent level of effort or running a set of assays through its clinical reference laboratory under a contractual protocol, triggers payment obligations, and revenues are recognized as costs are incurred or assays are processed. Certain contracts have payments that are triggered as milestones are completed, such as completion of a successful set of experiments. Milestones are assessed on an individual basis and revenue is recognized when these milestones are achieved, as evidenced by acknowledgment from collaborators, provided that (1) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (2) the milestone payment is non‑refundable. Where separate milestones do not meet these criteria, the Company typically defaults to a performance‑based model, such as revenue recognition following delivery of effort as compared to an estimate of total expected effort. There was no contract revenue for the three months ended March 31, 2015 and 2014.

Advance payments received in excess of revenues recognized are classified as deferred revenue until such time as the revenue recognition criteria have been met.

Allowance for Doubtful Accounts

The Company accrues an allowance for doubtful accounts against its accounts receivable based on estimates consistent with historical payment experience. Bad debt expense is included in general and administrative expense on the Company’s condensed consolidated statements of operations. Accounts receivable are written off against the allowance when the appeals process is exhausted, when an unfavorable coverage decision is received or when there is other substantive evidence that the account will not be paid. The Company’s allowance for doubtful accounts as of March 31, 2015 and December 31, 2014 was $3.6 million. Write-offs for doubtful accounts of $1.0 million and $1.5 million were recorded against the allowance during the three months ended March 31, 2015 and 2014, respectively. Bad debt expense was $1.0 million and $1.5 million for the three months ended March 31, 2015 and 2014, respectively.

Investments in Equity Securities

Beginning in 2011, the Company made investments in various tranches of the preferred stock of a private company such that the carrying value of this investment was $13.9 million at December 31, 2014. On February 18, 2015, the investee completed an initial public offering of its common stock and the Company’s investment automatically converted into 2,207,793 shares of common stock. This investment is accounted for under the cost method as an available-for-sale marketable security and valued at $37.0 million at March 31, 2015. These securities are subject to a lock-up agreement that expires in August 2015.

Property and Equipment

Property and equipment, including purchased and internally developed software are stated at cost. Depreciation is calculated using the straight‑line method over the estimated useful lives of the assets, which generally range from three to seven years. Leasehold improvements are amortized using the straight‑line method over the estimated useful lives of the assets or the remaining term of the lease, whichever is shorter.

Recently Issued Accounting Pronouncements

 In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05). This amendment provides guidance to help entities determine whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software or as a service contract. ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. Upon adoption, an entity has the option to apply the provisions of ASU 2015-05 either prospectively to all arrangements entered into or materially modified, or retrospectively. The Company is currently evaluating the effects, if any, the adoption of ASU 2015-05 will have upon our consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) to provide guidance on revenue recognition. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective in the first quarter of fiscal 2017. Early adoption is not permitted. Upon adoption, ASU 2014-09 can be applied retrospectively to all periods presented or only to the most current period presented with the cumulative effect of changes reflected in the opening balance of retained earnings in the most current period presented. The Company is currently evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements.

Note 2.  Net Loss Per Share

Basic net loss per share is calculated by dividing net loss for the period by the weighted-average number of common shares outstanding for the period without consideration of potential common shares. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period and dilutive potential common shares for the period determined using the treasury-stock method. For purposes of this calculation, options to purchase common stock and restricted stock unit (“RSU”) awards are considered to be potential common shares and are not included in the calculation of diluted net loss per share because their effect is anti-dilutive.

Options to purchase 1.1 million shares of the Company’s common stock and 172,000 RSUs were outstanding during the three months ended March 31, 2015, but were not included in the computation of diluted net loss per share because their effect is anti-dilutive.  Options to purchase 1.2 million shares of the Company’s common stock and 140,000 RSUs were outstanding during the three months ended March 31, 2014, but were not included in the computation of diluted net loss per share because their effect is anti-dilutive.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis at March 31, 2015 and December 31, 2014, respectively. The following tables set forth the

Company’s financial instruments that were measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014 by level within the fair value hierarchy:

	Actively Quoted	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance at
	Assets	Inputs	Inputs	March 31,
	Level 1	Level 2	Level 3	2015
	(In thousands)
As of March 31, 2015:
Assets
Money market deposits	$10,625	$—	$—	$10,625
Commercial paper	—	19,748	—	19,748
Corporate debt securities	—	48,292	—	48,292
Corporate equity securities	—	37,002	—	37,002
Total	$10,625	$105,042	$—	$115,667

	Actively Quoted	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance at
	Assets	Inputs	Inputs	December 31,
	Level 1	Level 2	Level 3	2014
	(In thousands)
As of December 31, 2014:
Assets
Money market deposits	$12,397	$—	$—	$12,397
Commercial paper	—	29,749	—	29,749
Corporate debt securities	—	46,435	—	46,435
Total	$12,397	$76,184	$—	$88,581

The Company’s commercial paper and corporate bonds are classified as Level 2 as they are valued using multi-dimensional relational pricing models that use observable market inputs, including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data. Not all inputs listed are available for use in the evaluation process on any given day for each security evaluation. In addition, market indicators, industry and economic events are monitored and may serve as a trigger to acquire further corroborating market data. The Company’s corporate equity securities are classified as Level 2 while subject to a lock-up provision. There were no transfers between Level 1 and Level 2 categories during the three months ended March 31, 2015 and 2014, respectively. The corporate equity securities were previously recorded as investments in privately held company in other assets as of December 31, 2014.

All of the Company’s marketable securities are classified as available-for-sale. The following tables illustrate the Company’s available-for-sale marketable securities as of the dates indicated:

	March 31, 2015
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Commercial paper	$19,734	$14	$—	$19,748
Corporate debt securities	48,310	—	(18)	48,292
Corporate equity securities	13,857	23,145	—	37,002
Total	$81,901	$23,159	$(18)	$105,042

	December 31, 2014
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Commercial paper	$29,730	$19	$—	$29,749
Corporate debt securities	44,219	—	(34)	44,185
Total	$73,949	$19	$(34)	$73,934

The Company had no realized gains or losses on available-for-sale marketable securities for the three months ended March 31, 2015 and 2014, respectively.

All of the Company’s available-for-sale marketable securities had contractual maturities of one year or less as of March 31, 2015 and December 31, 2014, respectively.

Note 4. Collaboration and Commercial Technology Licensing Agreements

The Company has entered into a variety of collaboration and specimen transfer agreements relating to its development efforts. The Company recorded collaboration expenses of $7.1 million and $1.2 million for the three months ended March 31, 2015 and 2014, respectively, relating to services provided in connection with these agreements. In addition to these expenses, some of the agreements contain provisions for royalties from inventions resulting from these collaborations. The Company has specified options and rights relating to joint inventions arising out of the collaborations.

The Company is a party to various agreements under which it licenses technology on a non-exclusive basis in the field of human diagnostics. Access to these licenses enables the Company to process its Oncotype DX tests. While certain agreements contain provisions for fixed annual payments, license fees are generally calculated as a percentage of product revenues, with rates that vary by agreement and may be tiered, and payments that may be capped at annual minimum or maximum amounts. The Company recognized costs recorded under these agreements totaling $2.2 million and $2.3 million for the three months ended March 31, 2015 and 2014, respectively, which were included in cost of product revenues.

In November 2013, the Company entered into an exclusive license agreement to develop and commercialize a test to predict benefit from DNA damage-based chemotherapy drugs, such as anthracycline-based regimens, in high risk breast cancer. The Company made an up-front payment of $9.0 million, which was recognized in research and development expense in the fourth quarter of 2013, and milestone payments would be required as certain clinical and commercial endpoints are achieved in the future. All future milestone payments are contingent on certain milestone accomplishments, and therefore the timing for future milestone payments cannot be estimated. With successful commercialization of a test, the Company would be obligated to pay royalties. During the quarter ended March 31, 2015, the Company accrued $5.5 million in anticipation of the wind-down of this license agreement and development program, which was recognized as research and development expense in the accompanying condensed consolidated statement of operations. The license agreement was terminated in May 2015 and, as a result, the Company has no future obligations under this agreement.

At March 31, 2015, fixed future annual payments, exclusive of royalty payments, relating to the launch and commercialization of the Oncotype DX prostate cancer test totaled $100,000 and is fully payable in 2015. These payments are recorded in cost of product revenues as license fees. If at any time the Company discontinues the sale of the products covered by the agreement, no future annual payments will be payable and the Company will have no further obligation under the applicable agreement. Further, we are required to make a series of fixed annual payments under a collaboration agreement beginning with a one year anniversary of achieving a key milestone for our DCIS clinical study in June 2014. As of March 31, 2015, future annual payments under this agreement totaled $1.7 million, including payments of $604,000,  $604,000, and $504,000 due in 2015, 2016, and 2017, respectively.

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

Future non-cancelable commitments under these operating leases at March 31, 2015 were as follows:

Annual
Payments
(In thousands)
Years Ending December 31,
2015 (remainder of year)	$2,958
2016	3,872
2017	3,867
2018	2,476
2019	504
Total minimum payments	$13,677

Note 6. Stock-Based Compensation

Stock Option

The Company granted options to purchase 355,667 shares and 372,010 shares of common stock to employees during the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015, the Company issued 157,067 shares of common stock in connection with the exercise of stock options with a weighted-average exercise price of $15.14 per share. For the three months ended March 31, 2014, the Company issued 94,309 shares of common stock in connection with the exercise of stock options with a weighted-average exercise price of $10.56 per share.

Performance-Based Vesting Stock Options

During the three months ended March 31, 2015, the Company granted performance-based vesting stock options to purchase 148,100 shares of common stock (“PV stock options”). There were no PV stock options granted during the three months ended March 31, 2014. The number of shares potentially available under PV stock options is subject to the attainment of pre-established, objective performance goals over a specified period.  In addition, the awards also have a service vesting criteria following the achievement of performance criteria through February 2019.

The Company recognizes the fair value of these awards to the extent the achievement of the related performance criteria is estimated to be probable. If a performance criteria is subsequently determined to not be probable of achievement, any related expense is reversed in the period such determination is made. Conversely, if a performance criteria is not currently expected to be achieved but is later determined to be probable of achievement, a “catch-up” entry is recorded in the period such determination is made for the expense that would have been recognized had the performance criteria been probable of achievement since the grant of the award. As of March 31, 2015, the achievement of the performance criteria is estimated to be probable and $119,000 of stock-based compensation expense has been recognized related to the PV stock options during the three months ended March 31, 2015. Changes in the Company’s assessment of the probability of achievement of performance criteria could result in expense being reversed in future periods.

Restricted Stock Units

During the three months ended March 31, 2015, the Company awarded 359,616 RSUs with a grant-date fair value of $11.2 million, or $31.14 per share. During the three months ended March 31, 2014, the Company awarded 331,253 RSUs with a grant-date fair value of $9.7 million, or $29.27 per share. Each RSU entitles the recipient to receive one share of the Company’s common stock upon vesting. RSUs awarded to employees generally vest as to one-third of the total number of shares awarded annually over a three-year period. During the three months ended March 31, 2015, the Company issued 156,838 shares of common stock in connection with the vesting of RSUs with a weighted-average grant date fair value of $29.59 per share. During the three months ended March 31, 2014, the Company issued 164,532 shares of common stock in connection with the vesting of RSUs with a weighted-average grant date fair value of $27.98 per share.

Performance-Based Vesting Restricted Stock Units

During the three months ended March 31, 2015, the Company awarded 22,980 performance-based restricted stock units (“PVRSUs”) with a grant-date fair value of $715,000, or $31.12 per share. The amount potentially available under a PVRSU is subject to the attainment of pre-established, objective performance goals over a specified period. In addition, the awards also have a service vesting criteria following the achievement of performance criteria through February 2018. During the three months ended March 31, 2014, the Company awarded 44,630 PVRSUs with a grant-date fair value of $1.2 million or $27.21 per share. In addition, these awards also have a service vesting criteria following the achievement of performance criteria through February 2016. During the three months ended March, 31, 2015, the Company issued 4,227 shares of common stock in connection with the vesting of PVRSUs with a weighted-average grant date fair value of $27.21 per share.  As of March 31, 2015, there were 29,133 PVRSUs outstanding with a grant date fair value of $883,000.

The Company recognizes the fair value of these awards to the extent the achievement of the related performance criteria is estimated to be probable. If a performance criteria is subsequently determined to not be probable of achievement, any related expense is reversed in the period such determination is made. Conversely, if a performance criteria is not currently expected to be achieved but is later determined to be probable of achievement, a “catch-up” entry is recorded in the period such determination is made for the expense that would have been recognized had the performance criteria been probable of achievement since the grant of the award. As of March 31, 2015, the achievement of the performance criteria is estimated to be probable and $108,000 has been recognized related to the PVRSUs during the three months ended March 31, 2015. Changes in the Company’s assessment of the probability of achievement of performance criteria could result in expense being recorded in future periods.

Restricted Stock in Lieu of Directors’ Fees

Outside members of the Company’s Board of Directors may elect to receive fully-vested restricted stock in lieu of cash compensation for services as a director. During the three months ended March 31, 2015, the Company issued 1,560 shares of restricted stock to outside directors, with a grant date fair value of $50,000, and a weighted-average grant date fair value of $31.97 per share. During the three months ended March 31, 2014, the Company issued 1,705 shares of restricted stock to outside directors, with a grant date fair value of $50,000, and a weighted-average grant date fair value of $29.27 per share.

Employee Stock Purchase Plan

During the three months ended March 31, 2015 and 2014, no shares were issued under the employee stock purchase plan (“ESPP”). A total of 1,250,000 shares of common stock have been reserved for issuance under the ESPP, of which 759,738 shares were available for issuance as of March 31, 2015. As of March 31, 2015, there was $229,000 of unrecognized compensation expense related to the ESPP, which is expected to be recognized over a period of two months.

Employee Stock-Based Compensation Expense

The Company recognized employee stock-based compensation expense of $4.2 million and $4.4 million for the three months ended March 31, 2015 and 2014, respectively. Employee stock-based compensation expense includes expense related to stock option grants, RSU awards to employees, and stock purchased under the Company’s ESPP. Stock-based compensation expense is calculated based on options and RSUs ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates

Valuation Assumptions

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

Note 7. Segment Information

The Company operates in one business segment, which primarily focuses on the development and global commercialization of genomic based clinical laboratory services that analyze the underlying biology of cancer, allowing physicians and patients to make individualized treatment decisions. As of March 31, 2015, the majority of the Company’s product revenues have been derived from sales of one product, the Oncotype DX breast cancer test.

The following table summarizes total revenues from customers and collaboration partners by geographic region. Product revenues are attributed to countries based on ship-to location. Contract revenues are attributed to countries based on the location of the collaboration partner.

	Three Months Ended
	March 31,
	2015	2014

United States	$57,717	$55,468
Outside of the United States	10,435	11,534
Total revenues	$68,152	$67,002

Note 8. Income Taxes

The Company recorded an income tax benefit of $5.5 million and expense of $75,000 for the three months ended March 31, 2015 and 2014, respectively, which was computed using the “discrete” (or “cut-off”) method.  The income tax benefit for the period ended March 31, 2015 is principally comprised of a deferred tax benefit generated by the unrealized gain recognized in this period on available-for-sale marketable securities, which is included in other comprehensive income. The intraperiod tax allocation rules limit the amount of benefit recognized to the extent of current period pre-tax loss. Thus, if the Company recognizes pre-tax losses in subsequent periods in 2015 and the related unrealized gain in other comprehensive income is retained, additional benefits may be recognized. The deferred tax benefit recorded in the current quarter was offset by $130,000 of miscellaneous state income tax and foreign income tax expense on earnings of our foreign subsidiaries. The income tax expense for the period ended March 31, 2014, was principally comprised of state income taxes and foreign taxes. The difference between the income tax expense actually recorded and the statutory rate applied to the Company’s loss before income taxes was primarily due to the impact of nondeductible stock-based compensation expenses and nondeductible meals and entertainment for the three months ended March 31, 2014.

Based on all available objective evidence, the Company believes that it is more likely than not that its net deferred tax assets will not be fully realized. Accordingly, the Company maintained a valuation allowance against all of its net deferred tax assets as of both March 31, 2015 and December 31, 2014. The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

The Company had $1.6 million of unrecognized tax benefits at both March 31, 2015 and December 31, 2014. The Company does not anticipate a material change to its unrecognized tax benefits over the next twelve months that would affect its effective tax rate. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business.

Accrued interest and penalties related to unrecognized tax benefits are recognized as part of the Company’s income tax provision in its condensed consolidated statements of operations. The statute of limitations remain open for the years 2000 through 2015 in U.S. federal and state jurisdictions, and for the years 2010 through 2015 in foreign jurisdictions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our expectation that, for the foreseeable future, a significant amount of our revenues will be derived from Oncotype DX for invasive breast cancer; the factors that may impact our financial results; our ability to achieve sustained profitability; our business strategy and our ability to achieve our strategic goals; our expectations regarding product revenues and the sources of those revenues; the amount of future revenues that we may derive from Medicare patients or categories of patients; our belief that we may become more dependent on Medicare reimbursement in the future; our plans to pursue reimbursement on a case-by-case basis; our ability, and expectations as to the amount of time it will take, to achieve reimbursement from third-party payors and government insurance programs for new indications of tests, new tests or in new markets; the potential impact of changes in reimbursement levels for our tests; our expectations regarding our international expansion and opportunities; our expectations for reimbursement in international markets; our intent to enter into additional foreign distribution arrangements; the potential effects of foreign currency exchange rate fluctuations; our beliefs with respect to the benefits and attributes of our tests or tests we may seek to develop in the future; the factors we believe drive demand for our tests and our ability to sustain or increase such demand; our success in increasing patient and physician demand as a result of our direct sales approach and our sales forces’ capacity to sell our tests; our plans with respect to increasing our sales force; plans for, and the timeframe for the development or commercial launch of, future tests or enhancements to address different patient populations of breast, colon or prostate cancer, other types of cancer or specific cancer treatments; our ability to compete with new or existing market participants; the factors that we believe will drive reimbursement and the establishment of coverage policies; the capacity of our clinical reference laboratory to process tests and our expectations regarding capacity; our expectations regarding expansion of our clinical reference laboratory; our dependence on collaborative relationships to develop tests and the success of those relationships; whether any tests will result from our collaborations or license agreements; the applicability of clinical results to actual outcomes; our estimates and assumptions with respect to disease incidence and potential market opportunities; the occurrence, timing, outcome or success of clinical trials or studies; our plans with respect to additional studies; our expectations regarding timing of the announcement or publication of research results; the benefits of our technology platform; the economic benefits of our tests to the healthcare system; the ability of our tests to impact treatment decisions; our beliefs regarding our competitive position; our expectations regarding new and future technologies, including next generation sequencing and non-invasive test technology, and their potential benefits; our belief that multi-gene analysis provides better analytical information; our beliefs regarding the benefits of genomic analysis in various patient populations; our expectations regarding clinical development processes future tests may follow; our beliefs regarding the benefits of individual gene reporting; our expectation that our research and development, general and administrative and sales and marketing expenses will increase and our anticipated uses of those funds; our expectations regarding capital expenditures; our ability to comply with the requirements of being a public company; our expectations regarding future levels of bad debt expense and billing and collections fees; our ability to attract and retain experienced personnel; our plans to implement new enterprise software; the adequacy of our product liability insurance; our anticipated cash needs and our estimates regarding our capital requirements; our need for additional financing; our expected future sources of cash; our expectations regarding incurrence of debt; our compliance with federal, state and foreign regulatory requirements; the potential impact resulting from the regulation of our tests by the U.S. Food and Drug Administration, or FDA, and other similar non-U.S. regulators; our belief that our tests are properly regulated under the Clinical Laboratory Improvement Amendments of 1988, or CLIA; the impact of new or changing policies, regulation or legislation, or of judicial decisions, on our business and reimbursement for our tests; the impact of seasonal fluctuations and economic conditions on our business; our belief that we have taken reasonable steps to protect our intellectual property; the impact of changing interest rates; our beliefs regarding our unrecognized tax benefits or our valuation allowance; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; the impact of the economy on our business, patients and payors; and anticipated trends and challenges in our business and the markets in which we operate.

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

For the three months ended March 31, 2015, we delivered more than 25,430 Oncotype DX test reports for use in treatment planning, compared to more than 23,080 reports delivered for the three months ended March 31, 2014. All of our tests are conducted at our clinical reference laboratory in Redwood City, California. Our clinical reference laboratory processing capacity is currently approximately 115,000 tests annually, and has significant expansion capacity with incremental increases in laboratory personnel and equipment. The Oncotype DX breast, colon, and prostate cancer tests analyze different genes. However, all of the tests are based on a similar Oncotype DX reverse transcription polymerase chain reaction, or RT-PCR platform. We believe that we currently have sufficient capacity to process current demand for our tests.

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

We have continued to expand our business, both in the United States and internationally. We plan to continue to use essentially the same business model internationally as we use in the United States, however, there are significant differences between countries that need to be considered. For example, different countries may have a public healthcare system, a combination of public and private healthcare system or a cash-based payment system. We have a direct commercial presence with employees in Canada, Japan and certain European counties, including our European headquarters in Geneva, Switzerland. Additionally, we have exclusive distribution agreements for the sale of our breast and colon cancer tests with distributors covering more than 90 countries outside of the United States.

As our international business expands, our financial results become more sensitive to the effect of fluctuations in foreign currency exchange rates. For example, in countries where we have a direct commercial presence, our tests are sold in local currency which results in foreign currency exchange rate fluctuations effecting our reported revenues. In other markets where we sell our tests in U.S. dollars to distribution partners, the demand for our tests may be impacted by the change in U.S. dollar exchange rates affecting partners costs or local market price adjustments.

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

The majority of our international Oncotype DX breast and colon cancer test revenues come from direct payor reimbursement, payments from our distributors, patient self-pay, and clinical collaborations in various countries. We have obtained some coverage for our breast cancer test outside of the United States, including in Argentina, Canada, the Czech Republic, Germany, Greece, Ireland, Israel, Saudi Arabia, Spain, Switzerland and the United Kingdom. In September 2013, we announced that the National Institute for Health and Care Excellence (NICE) in the United Kingdom issued its final guidance recommending Oncotype DX as the only multi-gene breast cancer test for use in clinical practice to guide chemotherapy treatment decisions for patients with early-stage, hormone receptor-positive, lymph node negative, human epidermal growth factor receptor 2 negative, invasive breast cancer. We have established reimbursement with NHS England following NICE’s recommendation for our breast cancer test, similar to our contracting process with U.S. insurers, and in April 2015, we began experiencing an increase in test orders from the United Kingdom. In April 2014, we announced that the Gynecologic Oncology Working Group (AGO) in Germany updated their guidelines to recommend Oncotype DX as the only breast cancer gene expression test to predict chemotherapy benefit in early-stage, hormone receptor-positive invasive breast cancer. We expect that it will take several years to establish broad coverage and reimbursement for our Oncotype DX breast, colon and prostate cancer tests with payors in countries outside of the United States and there can be no assurance that our efforts will be successful.

Oncotype DX Breast Cancer Test

We expect to continue to focus substantial resources on pursuing global adoption of and reimbursement for our Oncotype DX breast cancer test. We believe increased demand for our Oncotype DX breast cancer test resulted from our ongoing commercial efforts, expanded utility for new breast cancer patient groups, continued publication of peer-reviewed articles on studies we sponsored, conducted or collaborated on that support the use of and reimbursement for the test, clinical presentations at major symposia, and the inclusion of our breast cancer test in clinical practice guidelines for node negative, or N−, estrogen receptor positive, or ER+, invasive disease. However, this increased demand is not necessarily indicative of future growth rates, and we cannot provide assurance that this level of increased demand can be sustained or that publication of articles, future appearances or presentations at medical conferences, increased commercial efforts or expansion of utility to new breast cancer patient groups will have a similar impact on demand for our breast cancer test in the future. Sequential quarterly demand for our breast cancer test may also be impacted by other factors, including the economic environment and seasonal variations that have historically impacted physician office visits, our shift in commercial focus to our Oncotype DX colon and prostate cancer tests or any future products we may develop, patient enrollment in Oncotype DX clinical studies and the number of clinical trials in process by cooperative groups or makers of other tests conducting experience studies.

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

Oncotype DX Colon Cancer Test

We will continue to pursue global adoption of and reimbursement for our Oncotype DX colon cancer test. We believe the key factors that will drive further global adoption of this test include results from additional studies we sponsor, conduct or collaborate on that support the use of and increased coverage and reimbursement for the test, clinical presentations at major symposia, publications, inclusion of the test in clinical guidelines and our ongoing commercial efforts.

In January 2010, we launched our Oncotype DX colon cancer test, the first multigene expression test developed to assess the risk of recurrence in patients with stage II disease. We collaborated with the National Surgical Adjuvant Breast and Bowel Project, or NSABP, and the Cleveland Clinic on a total of four development studies in more than 1,800 patient samples to analyze patients with stage II colon cancer. The test was then independently evaluated in more than 1,400 stage II colon cancer patients in the QUASAR validation study which demonstrated that the Oncotype DX colon cancer test can independently predict individual recurrence risk in stage II colon cancer patients following surgery. The QUASAR study results were published in the Journal of Clinical Oncology in November 2011.  In November 2013, the Journal of Clinical Oncology published positive results of the third successful validation of the Oncotype DX colon cancer test in patients with stage II disease and the first validation study in patients with stage III disease. Also in November 2013, the Current Medical Research & Opinion published positive results from the Partnership for Health

Analytic Research clinical utility analysis of the Oncotype DX colon cancer test, demonstrating that use of the test changes treatment recommendations in 29% of stage II colon cancer patients.

Medicare, the Veterans Administration, Department of Defense hospital facilities and some private payors provide coverage for the Oncotype DX colon cancer test.  We are working with additional public and private payors and health plans to secure additional coverage for our colon cancer test based upon published clinical evidence showing the utility of the test. However, we cannot predict whether, at what rate, or under what circumstances, payors will reimburse for this test.

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

In April 2015, Urology Practice published the positive results of our decision impact study of our Oncotype prostate cancer test. This prospective study involving 158 newly diagnosed prostate cancer patients showed that incorporation of our test’s GPS changed modality and/or intensity of treatment recommendations in 26% of patients across multiple urology practice settings. Additionally, 85% of urologists were more confident in their treatment recommendation following review of the test’s GPS.

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

We have begun to further advance our research and development pipeline with proprietary platforms that incorporate emerging molecular technologies in order to develop non-invasive liquid biopsy tests that can be performed on blood or urine. While early-stage cancer continues to represent a significant opportunity with near-term potential, we believe this technology will provide an opportunity to expand our business further along the patient’s cancer journey. Expanding our focus beyond early-stage treatment decision support toward later-stage disease includes opportunities to monitor progression and response to therapeutics for patients who are diagnosed with later stage or recurrent disease who can also benefit from precision medicine.

Economic Environment

Continuing concerns over entitlement and health care reform efforts, regulatory changes and taxation issues, and geopolitical issues have contributed to uncertain expectations both for the U.S. and global economies. These factors, combined with uncertainties in business and consumer confidence and continued concerns regarding the stability of some European Union member countries, have contributed to the expectations of slower domestic and global economic growth in the near term. We periodically evaluate the impact of the economic environment on our cash management, cash collection activities and volume of tests delivered.

As of the date of this report, we have not experienced a loss of principal on any of our short-term marketable securities, and we expect that we will continue to be able to access or liquidate these investments as needed to support our business activities. We periodically monitor the financial position of our significant third-party payors, which include Medicare and managed care companies. As of the date of this report, we do not expect the current economic environment to have a material negative impact on our ability to collect payments from third-party payors in the foreseeable future. We believe the economic environment and changes in the healthcare system continued to impact product payment cycles, growth in tests delivered and product revenue generated during the three months ended March 31, 2015. We intend to continue to assess the impact of the economic environment on our business activities. If the economic environment does not improve or deteriorates, our business including our patient population, government and third-party payors and our distributors and suppliers could be negatively affected, resulting in a negative impact on our product revenues.

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

In addition, the recently enacted Protecting Access to Medicare Act of 2014, or PAMA, includes a substantial new payment system for certain clinical laboratory tests that will be effective starting January 1, 2017. Under PAMA, laboratories that receive the majority of their Medicare revenues from payments made under the Clinical Laboratory Fee Schedule or the Physician Fee Schedule would report, beginning January 1, 2016, and then every three years thereafter (or annually for “advanced diagnostic laboratory tests”), private payor payment rates and volumes for their tests. The Centers for Medicare and Medicaid Services, or CMS, will use the rates and volumes reported by laboratories to develop Medicare payment rates for the tests equal to the volume-weighted median of the private payor payment rates for the tests.

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

As of March 31, 2015, amounts outstanding for tests delivered, net of write-downs and adjustments, which were not recognized as revenue upon delivery because our accrual revenue recognition criteria were not met and which had not been collected, totaled approximately $61.7 million. We cannot provide any assurance as to when, if ever, and to what extent these amounts will be collected.

From time to time, we receive requests for refunds of payments, generally due to overpayments made by third‑party payors. Upon becoming aware of a refund request, we establish an accrued liability for tests covered by the refund request until such time as we determine whether or not a refund is due. If we determine that a refund is due, we credit cash and reduce the accrued liability. Accrued refunds were $1.1 million and $944,000 at March 31, 2015 and December 31, 2014, respectively.

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

Accounts Receivable

We accrue an allowance for doubtful accounts against our accounts receivable based on estimates consistent with historical payment experience. Our allowance for doubtful accounts is evaluated quarterly and adjusted when trends or significant events indicate that a change in estimate is appropriate. Historically, the amounts of uncollectible accounts receivable that have been written off have been consistent with management’s expectations. We cannot assure you that we will not experience higher than expected write-offs in the future. As of March 31, 2015 and December 31, 2014, our allowance for doubtful accounts was $3.6 million. See “Liquidity and Capital Resources” for additional information, including a summary of accounts receivable aging by payor mix.

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

Deferred Tax Assets

We are required to reduce our deferred tax assets by a valuation allowance if it is more likely than not that some or all of our deferred tax assets will not be realized. We must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of our valuation allowance, if any, we assess the likelihood that we will be able to recover our deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses and, based on all available evidence, we believe it is more likely than not that our recorded net deferred tax assets will not be realized. Accordingly, we recorded a valuation allowance against all of our net deferred tax assets at both March 31, 2015 and December 31, 2014. We will continue to maintain a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.

Results of Operations

Three Months Ended March 31, 2015 and 2014

We recorded a net loss of $9.5 million for the three months ended March 31, 2015 compared to net loss of $7.4 million for the three months ended March 31, 2014. On a basic and diluted per share basis, net loss per share was $0.30 for the three months ended March 31, 2015 compared to net loss per share was $0.24 for the three months ended March 31, 2014. We may incur net losses in future periods due to future spending and fluctuations in our business, and we may not achieve or maintain sustained profitability in the future.

Revenues

We derive our revenues primarily from product sales and, to a lesser extent, from contract research arrangements. We operate in one industry segment. As of March 31, 2015, substantially all of our product revenues have been derived from the sale of our Oncotype DX breast cancer test. Payors are billed upon generation and delivery of test results to the physician. Product revenues are recorded on a cash basis unless a contract or arrangement to pay is in place with the payor at the time of billing and collectability is reasonably assured. Contract revenues, if any, are derived from studies conducted with biopharmaceutical and pharmaceutical companies and are recorded as contractual obligations are completed.

	For the Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Product revenues	$68,152	$67,002
Period over period dollar increase in product revenues	$1,150
Period over period percentage increase in product revenues	2%

The increase in product revenues for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 resulted, in part, from increased adoption, as evidenced by a 10% period over period increase in test volume. Of the 10% period over period increase in test volume, approximately 5% contribution came from prostate cancer tests delivered and 5% contribution came from our breast cancer tests delivered worldwide. We have not yet obtained reimbursement coverage from third-party payors for our prostate cancer tests. Further, the stronger U.S. dollar in the three months ended March 31, 2015 as compared with the corresponding prior year period resulted in a negative impact on reported total product revenues of $800,000, based on the difference between the average foreign currency exchange rates prevailing during the periods.  Approximately $51.1 million, or 75%, of product revenues for the three months ended March 31, 2015 were recorded on an accrual basis and recognized at the time the test results were delivered, compared to $49.3 million, or 74%, of product revenues for the three months ended March 31, 2014. For both periods, the balance of product revenues was recognized upon cash collection as payments were received. The timing of recognition of revenues related to third-party payments may cause fluctuations in product revenues from period to period.

Product revenues related to Medicare patients for the three months ended March 31, 2015 were $14.1 million, or 21%, of product revenues, compared to $13.7 million, or 20%, of product revenues for the three months ended March 31, 2014. There were no other third-party payors comprising product revenues of 10% or more for those periods. International product revenues decreased to $10.4 million, or 15% of product revenues, for the three months ended March 31, 2015, from $11.5 million, or 17% of product revenues, for the three months ended March 31, 2014.

There were no contract revenue for the three months ended March 31, 2015 and 2014. Contract revenues, if any, represent studies assessing our gene expression technology or collaborative work in gene selection and protocol design with our pharmaceutical partners. We expect that our contract revenues will continue to fluctuate based on the number and timing of studies being conducted.

Cost of Product Revenues

	For the Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Tissue sample processing costs	$10,399	$9,640
Stock-based compensation	135	129
Total tissue sample processing costs	10,534	9,769
License fees	2,228	2,286
Total cost of product revenues	$12,762	$12,055
Period over period dollar increase	$707
Period over period percentage increase	6%

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

Tissue sample processing costs increased $759,000, or 8%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, driven primarily by increase in test volume of 10%. We expect the cost of product revenues to increase in future periods to the extent we process more tests.

Research and Development Expenses

	For the Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Personnel-related expenses	$7,690	$7,421
Stock-based compensation	1,041	1,131
Collaboration expenses	6,258	674
Reagents and laboratory supplies	495	819
Allocated information technology, facilities and other costs	1,992	2,593
Other costs	1,642	1,367
Total research and development expenses	$19,118	$14,005
Period over period dollar increase	$5,113
Period over period percentage increase	37%

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

The $5.1 million, or 37%, increase in research and development expenses for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily due to a one-time $5.5 million expense for the wind down of a license agreement and development program. Exclusive of this one-time expense, research and development expenses for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 decreased by $387,000 due to a $601,000 decrease in allocated information technology, facilities and other costs, a $324,000 decrease in reagents and laboratory supplies and a $90,000 decrease in stock-based compensation offset by a $275,000 increase in other costs, a $269,000 increase personnel-related expenses and a $84,000 increase in collaboration expenses. The decrease in allocated information technology, facilities and other costs is primarily due to capitalization of certain costs of project work from our various information technology groups, allocated based on specific development projects, as well as a decrease in research and development support allocated to other functional areas for the three months ended March 31, 2015.

We expect our research and development expenses, exclusive of the one-time expense described above, to increase in future periods due to increased investment in our new product pipeline for breast, colon, prostate, renal and other cancers, along with increased investment in NGS and our proprietary liquid platform.

Selling and Marketing Expenses

	For the Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Personnel-related expenses	$19,270	$18,123
Stock-based compensation	1,081	1,232
Promotional and marketing materials	4,296	4,881
Travel, meetings and seminars	4,335	3,898
Collaboration expenses	868	547
Allocated information technology, facilities and other costs	3,991	3,830
Other costs	1,511	897
Total selling and marketing expenses	$35,352	$33,408
Period over period dollar increase	$1,944
Period over period percentage increase	6%

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

The $1.9 million, or 6%, increase in selling and marketing expenses for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was due to a $1.1 million increase in personnel-related expenses, a $614,000 increase in other costs, a $437,000 increase in travel, meetings and seminars, a $321,000 increase in collaboration expenses and $161,000 increase in allocated information technology, facilities and other costs partially offset by a $585,000 decrease in promotional and marketing materials and a $151,000 decrease in stock-based compensation. The $1.1 million increase in personnel-related expenses was attributable to a $963,000 increase in salaries, benefits and related expenses due primarily to increased headcount, including new hires related to our international growth, prostate expansion and annual salary increases and a $423,000 increases in bonus offset by a $238,000 decrease in contract labor and consulting expenses.

We expect selling and marketing expenses will continue to increase in future periods due to our efforts to establish adoption of and reimbursement for our new products, continued investment in our global commercial infrastructure and increases in our sales force.

General and Administrative Expenses

	For the Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Personnel-related expenses	$10,955	$10,568
Stock-based compensation	1,919	1,865
Occupancy and equipment expenses	4,736	5,005
Billing and collection fees	2,171	2,309
Bad debt expense	1,021	1,542
Professional fees and other expenses	2,601	1,923
Information technology, facilities and other cost allocations	(7,814)	(8,484)
Total general and administrative expenses	$15,589	$14,728
Period over period dollar increase	$861
Period over period percentage increase	6%

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

The $861,000, or 6%, increase in general and administrative expenses for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 included a $678,000 increase in professional fees, a $670,000 decrease in information technology, facilities and other costs allocated to other functional areas and a $387,000 increase in personnel-related expenses partially offset by a $521,000 decrease in bad debt expense, a $269,000 decrease in occupancy and equipment expenses and a $138,000 decrease in billing and collection fees. Of the $387,000 increase in personnel-related expenses, $533,000 was attributable to higher contract labor and consulting expenses to support growth of our business and a $216,000 increase in bonus expenses partially offset by a $362,000 decrease in salaries and benefits expenses.

We expect general and administrative expenses to increase in future periods as we hire additional staff and incur other expenses to support the growth of our business, and to the extent we spend more on both billing and collections fees and bad debt expense.

Interest Income

Interest income was $54,000 for the three months ended March 31, 2015 compared to $50,000 for the three months ended March 31, 2014. We expect our interest income will remain nominal if the current low interest rate environment continues.

Other Income (Expense), Net

Other expense, net was $374,000 for the three months ended March 31, 2015 compared to $226,000 for the three months ended March 31, 2014. Other expense, net for the three months ended March 31, 2015 and 2014 was primarily related to $386,000 and $226,000 of net foreign currency losses resulting from valuation adjustments to our international accounts receivable balance. We expect other income (expense), net to continue to fluctuate based on fluctuations in exchange rates that impact our foreign currency transaction gains and losses.

Income Tax Expense

We recorded an income tax benefit of $5.5 million and expense of $75,000 for the three months ended March 31, 2015 and 2014, respectively, which was computed using the “discrete” (or “cut-off”) method. The income tax benefit for the period ended March 31, 2015 is principally comprised of a deferred tax benefit generated by the unrealized gain recognized in this period on available-for-sale marketable securities, which is included in other comprehensive income. The intraperiod tax allocation rules limit the amount of benefit recognized to the extent of current period pre-tax loss. Thus, if the Company recognizes pre-tax losses in subsequent periods in 2015 and the related unrealized gain in other comprehensive income is retained, additional benefits may be recognized. The deferred tax benefit recorded in the current quarter was offset by $130,000 of miscellaneous state income tax and foreign income tax expense on earnings of our foreign subsidiaries. The income tax expense for the period ended March 31, 2014, was principally comprised of state income taxes and foreign taxes. The difference between the income tax expense actually recorded and the statutory rate applied to the Company’s loss before income taxes was primarily due to the impact of nondeductible stock-based compensation expenses and nondeductible meals and entertainment for the three months ended March 31, 2014.

Based on all available objective evidence, management believes that it is more likely than not that our net deferred tax assets will not be fully realized. Accordingly, we maintained a valuation allowance against all of our net deferred tax assets as of both March 31, 2015 and December 31, 2014. We will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of our deferred tax assets.

Liquidity and Capital Resources

As of March 31, 2015, we had an accumulated deficit of $204.4 million. We may incur net losses in the future, and we cannot provide assurance as to when, if ever, we will achieve sustained profitability. We expect that our research and development, selling and marketing and general and administrative expenses will increase in future periods and, as a result, we will need to continue to generate significant product revenues to achieve sustained profitability.

	2015	2014
	(In thousands)
As of March 31:
Cash, cash equivalents and marketable securities	$127,980	$102,147
Working capital	132,469	108,469
For the three months ended March 31:
Cash provided by (used in):
Operating activities	(7,277)	126
Investing activities	1,537	(2,995)
Financing activities	(1,048)	(2,169)
Capital expenditures (included in investing activities above)	(4,369)	(1,169)

Sources of Liquidity

Historically we have financed our operations primarily through sales of our equity securities and cash received in payment for our tests. At March 31, 2015, we had cash, cash equivalents and short-term marketable securities of $128.0 million compared to $102.1 million at March 31, 2014. The $25.9 million increase was attributable to a $37.0 million investment in Invitae Corporation, or Invitae, including a $23.1 million unrealized gain, reclassified from non-marketable securities upon their initial public offering, or IPO, in February 2015, offset by investments in the growth of our business, including research and development, global expansion, and activities related to reimbursement coverage of our tests. Our investment in Invitae marketable securities is subject to a lock-up agreement for six months from the February 2015 IPO date. In addition, as a newly issued public security, it may be subject to high volatility in its fair value. For example, the price of this security fluctuated between $10.50 per share and $22.35 per share since the IPO in February 2015. In accordance with our investment policy, available cash is invested in short-term and long-term, low-risk, investment-grade debt instruments. Other than our equity investment in Invitae, our cash and marketable securities are held in a variety of interest-bearing instruments including money market accounts and high-grade commercial paper and corporate bonds.

Accounts Receivable

At March 31, 2015 and December 31, 2014, $35.0 million, or 17%, and $34.9 million, or 19%, respectively, of our total assets consisted of accounts receivable. The $63,000 increase in accounts receivable from December 31, 2014 to

March 31, 2015 was primarily attributable to increased revenues and additional payors moving from cash basis to accrual basis. Days sales outstanding, or DSO, is a measure of the average number of days it takes for us to collect our accounts receivable, calculated from the date that tests are billed. At March 31, 2015 and December 31, 2014, our weighted average DSOs were 80 days and 78 days, respectively. The timing of our billing and cash collections also causes fluctuations in our monthly DSOs and accounts receivable. With a new unique CPT code in place, it is necessary for our payors to update their billing systems to reflect this change, which may result in payment delays and a related increase in accounts receivable balances.

The following tables summarize accounts receivable by payor mix at March 31, 2015 and December 31, 2014:

	March 31, 2015
		% of		31 - 60	61 - 90	91 - 120	121 to 180	Over 180
	Total	Total	Current	Days	Days	Days	Days	Days
	(In thousands)
Managed care and other	$33,177	86%	$12,421	$6,004	$4,155	$2,127	$2,244	$6,226
Medicare	5,376	14	4,094	314	136	102	233	497
Total	38,553	100%	$16,515	$6,318	$4,291	$2,229	$2,477	$6,723
Allowance for doubtful accounts	(3,574)
Net accounts receivable	$34,979

	December 31, 2014
		% of		31 - 60	61 - 90	91 - 120	121 to 180	Over 180
	Total	Total	Current	Days	Days	Days	Days	Days
	(In thousands)
Managed care and other	$28,303	73%	$11,469	$3,637	$2,649	$2,085	$2,485	$5,978
Medicare	10,241	27	5,187	3,621	469	190	231	543
Total	38,544	100%	$16,656	$7,258	$3,118	$2,275	$2,716	$6,521
Allowance for doubtful accounts	(3,628)
Net accounts receivable	$34,916

Cash Flows

Net cash used in operating activities was $7.3 million for the three months ended March 31, 2015, compared to net cash provided by operating activities of $126,000 for the three months ended March 31, 2014. Net cash provided by (used in) operating activities includes net loss adjusted for certain non-cash items and changes in assets and liabilities. Net cash used in operating activities for the three months ended March 31, 2015 reflect net loss of $9.5 million, adjusted for $5.9 million of stock-based compensation and depreciation and amortization expense, a $7.9 million increase in prepaid expenses and other assets and a $1.3 million decrease in accrued compensation partially offset by a $5.3 million increase in accrued expense and other liabilities and a $239,000 increase in accounts payable. Net cash provided by operating activities for the three months ended March 31, 2014 reflected net loss of $7.4 million, adjusted for $6.1 million of stock-based compensation and depreciation and amortization expense, a $2.4 million increase in accounts payable, a $545,000 decrease in accounts receivable and a $468,000 increase in accrued expenses and other liabilities offset by a $1.4 million decrease in accrued compensation, a $578,000 decrease in deferred revenue and a $315,000 increase in prepaid expenses and other assets.

Net cash provided by investing activities was $1.5 million for the three months ended March 31, 2015, compared to net cash used in investing activities of $3.0 million for the three months ended March 31, 2014. Our investing activities have consisted predominately of purchases and maturities of marketable securities and capital expenditures. Net cash provided by investing activities for the three months ended March 31, 2015 included $5.9 million in net maturities of marketable securities offset by $4.4 million in capital expenditures. Net cash used in investing activities for the three months ended March 31, 2014 included $1.2 million in capital expenditures and $1.8 million in net purchases of marketable securities.

Net cash used in financing activities was $1.0 million for the three months ended March 31, 2015, compared to $2.2 million for the three months ended March 31, 2014. Our financing activities have historically included sales of our equity securities. Net cash used in financing activities for the three months ended March 31, 2015 included cash paid for tax withholdings in the amount of $3.4 million related to net share settlements of RSUs and awards offset by $2.4 million in proceeds from the issuance of our common stock upon the exercise of employee stock options. Net cash used in financing activities for the three months ended March 31, 2014 included cash paid for tax withholdings in the amount of $3.2 million related to net share settlements of RSUs and awards partially offset by $996,000 in proceeds from the issuance of our common stock upon the exercise of employee stock options.

Contractual Obligations

There was no material changes during the interim period in the contractual obligations presented in the latest annual report for the year ended December 31, 2014.

Operating Capital and Capital Expenditure Requirements

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

Off-Balance Sheet Arrangements

As of March 31, 2015, we had no material off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05). This amendment provides guidance to help entities determine whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software or as a service contract. ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15,

2015, with early adoption permitted. Upon adoption, an entity has the option to apply the provisions of ASU 2015-05 either prospectively to all arrangements entered into or materially modified, or retrospectively. We will evaluate the effects, if any, the adoption of ASU 2015-05 will have upon our consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) to provide guidance on revenue recognition. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective in the first quarter of fiscal 2017. Early adoption is not permitted. Upon adoption, ASU 2014-09 can be applied retrospectively to all periods presented or only to the most current period presented with the cumulative effect of changes reflected in the opening balance of retained earnings in the most current period presented. We are currently evaluating the impact of adopting ASU 2014-09 on our consolidated financial statements.

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

At March 31, 2015, we had cash, cash equivalents and short-term marketable securities of $128.0 million. We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. The securities in our investment portfolio are classified as available for sale and are, due to their short-term nature, subject to minimal interest rate risk. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels at March 31, 2015, the impact on the fair value of these securities or our cash flows or income would not be material.

Foreign Currency Exchange Risk

Substantially all of our revenues are recognized in U.S. dollars. Certain expenses related to our international activities are payable in foreign currencies. As a result, factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets will affect our financial results. We recognized net foreign currency losses of $386,000 and $226,000 for the three months ended March 31, 2015 and 2014, respectively. The functional currency of our wholly-owned subsidiaries is the U.S. dollar, so we are not currently subject to gains and losses from foreign currency translation of the subsidiary financial statements. We currently do not hedge foreign currency exchange rate exposure. Although the impact of currency fluctuations on our financial results has been immaterial in the past, there can be no guarantee that the impact of currency fluctuations related to our international activities will not be material in the future.

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

We have historically incurred substantial net losses. From our inception in August 2000 through March 31, 2015, we had an accumulated deficit of $204.4 million. We expect to continue to invest in our product pipeline, including our current Oncotype DX tests and future products, and in our global commercial infrastructure, our laboratory operations and next generation sequencing and other technology, including liquid biopsy. For the three months ended March 31, 2015, our research and development expenses were $19.1 million and our selling and marketing expenses were $35.4 million. We expect our expense levels to continue to increase for the foreseeable future as we seek to globally expand the clinical utility of our Oncotype DX breast cancer test, drive adoption of and reimbursement for our Oncotype DX colon cancer and prostate cancer tests and develop and commercialize new tests. As a result, we will need to generate significant growth in revenues in order to achieve sustained profitability. Our failure to achieve sustained profitability in the future could cause the market price of our common stock to decline.

Continued weak general economic or business conditions could have a negative impact on our business.

Continuing concerns over entitlement and healthcare reform efforts, regulatory changes and taxation issues, and geopolitical issues have contributed to continued volatility and uncertain expectations for both the U.S. and global economies. These factors, combined with uncertainties in business and consumer confidence and continued concerns regarding the stability of some European Union member countries, have contributed to the expectations of slower domestic and global economic growth in the near term. These economic conditions continued to impact product payment cycles, growth in tests delivered and product revenues generated during three months ended March 31, 2015. If the economic environment does not improve or deteriorates, our business, including our patient population, our suppliers and our third‑party payors, could be negatively affected, resulting in a negative impact on our product revenues.

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

We have received a specific Current Procedural Terminology, or CPT, code for our Oncotype DX breast cancer test effective January 1, 2015.  Medicare is currently establishing a national limitation amount for this code under the gapfill process through the regional MACs. We do not yet know whether the gapfill process for our new test-specific CPT code for Oncotype DX breast cancer test will impact our current payment rate for this test. With a new unique CPT code in place, it is necessary for our payors to update their billing systems to reflect this change, which may result in payment delays and a related increase in accounts receivable balances.

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

Reimbursement on behalf of patients covered by Medicare accounted for 21% and 20% of our product revenues for the three months ended March 31, 2015 and March 31, 2014, respectively. Accounts receivable on behalf of patients directly covered by Medicare represented 14% and 27% of our net accounts receivable at March 31, 2015 and December 31, 2014, respectively. While there were no other third-party payors representing 10% or more of our product revenues for these periods, there have been in the past, and may be in the future, other payors accounting for 10% or more of our product revenues. Because the majority of stage II and stage III colon cancer patients and prostate cancer patients in the United States are age 65 and over, and thus eligible for Medicare, we may become more dependent on Medicare reimbursement in the future. It is possible that Medicare or other third-party payors that provide reimbursement for our tests may suspend, revoke or discontinue coverage at any time, may require co-payments from patients, or may reduce the reimbursement rates payable to us. Any such action could have a negative impact on our revenues.

Our financial results depend largely on the sales of one test, our Oncotype DX breast cancer test, and we will need to generate sufficient revenues from this and other tests to run our business and achieve profitability.

For the near future, we expect to continue to derive a substantial majority of our revenues from sales of one test, our Oncotype DX test for invasive breast cancer. While we launched our test for colon cancer in January 2010, we do not expect to recognize increased revenues from this test until significant levels of adoption and reimbursement for this test have been established. We have similar expectations for revenue related to our DCIS breast cancer test, which was launched in December 2011, and our prostate cancer test, which was launched in May 2013. We are in various stages of research and development for other tests that we may offer as well as for enhancements to our existing tests, including those using our liquid biopsy platform. We may not be able to successfully commercialize tests for other cancers or diseases. If we are unable to increase sales of our test for invasive breast cancer, establish adoption of and reimbursement for our colon, or prostate cancer or DCIS tests, or successfully develop and commercialize other tests or enhancements, our revenues and our ability to achieve sustained profitability would be impaired.

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

In December 2014, the USPTO published revised guidelines for patent examiners to apply when examining process claims for patent eligibility in view of several recent Supreme Court decisions, including Mayo Collaborative Services v. Prometheus Laboratories, Inc., Association for Molecular Pathology v. Myriad Genetics, Inc., and Alice Corporation Pty. Ltd. V. CLS Bank International, et al. The guidance indicates that claims directed to a law of nature, a natural phenomenon, or an abstract idea that do not meet the eligibility requirements should be rejected as non‑statutory, patent ineligible subject matter. We cannot assure you that our patent portfolio will not be negatively impacted by the decisions described above, rulings in other cases or changes in guidance or procedures issued by the USPTO.

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

In the past, we have entered into clinical trial collaborations with highly regarded organizations in the cancer field. Our success in the future depends in part on our ability to enter into agreements with other leading cancer organizations. This can be difficult due to internal and external constraints placed on these organizations. Some organizations may limit the number of collaborations they have with any one company so as to not be perceived as biased or conflicted. Organizations may also have insufficient administrative and related infrastructure to enable collaborations with many companies at once, which can prolong the time it takes to develop, negotiate and implement collaboration. Additionally, organizations often insist on retaining the rights to publish the clinical data resulting from the collaboration. The publication of clinical data in peer‑reviewed journals is a crucial step in commercializing and obtaining reimbursement for tests such as ours, and our inability to control when, if ever, results are published may delay or limit our ability to derive sufficient revenues from any product that may result from a collaboration.

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

As of March 31, 2015, we have entered into exclusive distribution agreements for the sale of our tests with distributors covering more than 90 countries. We may enter into other similar arrangements to distribute our tests in other countries in the future. We intend to continue to grow our business internationally, and to do so we may need to attract additional distributors to expand the territories in which we sell our tests. Distributors may not commit the necessary resources to market and sell our tests to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to enter into arrangements with distributors to market our tests in particular geographic areas, we may not realize long‑term international revenue growth. In addition, our revenue from distributors could be negatively impacted as a result of changes in business cycles, business or economic conditions, changes in foreign currency exchange rates that make our tests more expensive in our distributors’ local currencies or other factors that could affect their ability to pay us for tests on a timely basis or at all. Regulatory requirements, costs of doing business outside of the United States and the reimbursement process in foreign markets may also impact our revenues from international sales or impact our ability to increase international sales in the future.

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

We invest our cash in accordance with an established internal policy in instruments which historically have been highly liquid and carried relatively low risk. However, similar types of investments have in the past and may in the future experience losses in value or liquidity issues which differ from historical patterns. In addition, in February 2015, our investment in privately-held company completed an IPO and is recorded in short-term marketable securities at March 31, 2015. The total fair value of this security was 35% of total short-term marketable securities as of March 31, 2015 and as a newly issued public security, it may be subject to high volatility in its fair value. For example, the price of this security fluctuated between $10.50 per share and $22.35 per share since the IPO in February 2015.  Should a portion of our marketable securities lose value or have their liquidity impaired, it could adversely affect our overall financial position by imperiling our ability to fund our operations and forcing us to seek additional financing sooner than we would otherwise. Such financing, if available, may not be available on commercially attractive terms.

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

We are currently in the process of transitioning to a new Enterprise Resource Planning system and such transition could result in delays in access to, or errors in, critical business information. Any such errors or delays could harm our ability to operate certain aspects of our business or to promptly file our period reports.

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

We face risks associated with currency exchange rate fluctuations, which could adversely affect our operating results.

We receive a portion of our revenues and pay a portion of our expenses in currencies other than the U.S. dollar, such as the Euro, the Swiss franc, the British pound and the Canadian dollar. As a result, we are at risk from exchange rate fluctuations between such foreign currencies and the U.S. dollar, which could affect our results of operations. For the three months ended March 31, 2015, approximately 10% of our total product revenues came from foreign denominated currencies. If the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in decreased revenues, operating expenses and net income. We may not be able to offset adverse foreign currency impact with increased revenues. We have not to date utilized hedging strategies to mitigate foreign currency risk and even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1

Amended and Restated Bylaws of the Registrant, as amended January 27, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2015).

10.2*	Genomic Health, Inc. Severance Plan for Executive Management.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1#	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
32.2#	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*     Indicates management contract or compensatory plan or arrangement.

#In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENOMIC HEALTH, INC.

Date: May 7, 2015	By:	/s/ Kimberly J. Popovits
Kimberly J. Popovits
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2015	By:	/s/ G. Bradley Cole
G. Bradley Cole
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

GENOMIC HEALTH, INC.

EXHIBIT INDEX

Exhibit Number	Description

10.1

Amended and Restated Bylaws of the Registrant, as amended January 27, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2015).

10.2*	Genomic Health, Inc. Severance Plan for Executive Management.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1#	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
32.2#	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*    Indicates management contract or compensatory plan or arrangement.

#In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act.