Form 10-Q
period 2015-06-30
GENOMIC HEALTH INC
filed 2015-08-06
CIK 1131324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 32,481,134 as of July 31, 2015.

GENOMIC HEALTH, INC.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

GENOMIC HEALTH, INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$23,751	$29,726
Short-term marketable securities	95,912	73,934
Accounts receivable (net of allowance for doubtful accounts; 2015—$3,712, 2014—$3,628)	32,900	34,916
Prepaid expenses and other current assets	9,830	9,944
Total current assets	162,393	148,520
Property and equipment, net	28,560	21,860
Other assets	1,572	15,541
Total assets	$192,525	$185,921
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,961	$6,987
Accrued compensation and employee benefits	17,998	17,708
Accrued license fees	2,077	2,656
Accrued expenses and other current liabilities	12,406	10,444
Deferred revenues	524	335
Other current liabilities	208	208
Total current liabilities	39,174	38,338

Other liabilities	2,982	2,070
Commitments
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	382,039	370,496
Accumulated other comprehensive income (loss)	12,028	(15)
Accumulated deficit	(213,591)	(194,861)
Treasury stock, at cost	(30,110)	(30,110)
Total stockholders’ equity	150,369	145,513
Total liabilities and stockholders’ equity	$192,525	$185,921

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Product revenues	$70,619	$70,477	138,771	137,479
Operating expenses:
Cost of product revenues	13,033	12,207	25,795	24,262
Research and development	14,595	12,630	33,713	26,636
Selling and marketing	37,243	35,236	72,595	68,643
General and administrative	16,580	15,015	32,169	29,743
Total operating expenses	81,451	75,088	164,272	149,284
Loss from operations	(10,832)	(4,611)	(25,501)	(11,805)
Interest income	55	47	109	97
Other income (expense), net	325	34	(49)	(192)
Loss before income taxes	(10,452)	(4,530)	(25,441)	(11,900)
Income tax (benefit) expense	(1,215)	88	(6,711)	163
Net loss	$(9,237)	$(4,618)	$(18,730)	$(12,063)
Basic and diluted net loss per share	$(0.29)	$(0.15)	$(0.58)	$(0.39)
Shares used in computing basic and diluted net loss per share	32,324	31,333	32,191	31,211

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss	$(9,237)	$(4,618)	$(18,730)	$(12,063)
Other comprehensive income:
Unrealized gain (loss) on available-for-sale marketable securities, net of tax of $1,344 and $6,970 for the three and six months ended June 30, 2015, respectively, and $0 for the three and six months ended June 30, 2014	(5,487)	(18)	12,043	(9)
Comprehensive loss	$(14,724)	$(4,636)	$(6,687)	$(12,072)

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Operating activities
Net loss	$(18,730)	$(12,063)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,402	3,490
Employee stock-based compensation	8,127	8,610
Write-off of previously capitalized software costs	577	—
Impairment of assets held for sale	—	265
Outside director restricted stock awarded in lieu of fees	100	110
Gain on disposal of property and equipment	(19)	(24)
Deferred tax benefit from unrealized gain on available-for-sale marketable securities	(6,970)	—
Changes in assets and liabilities:
Accounts receivable	2,016	(2,325)
Prepaid expenses and other assets	148	736
Accounts payable	(730)	292
Accrued compensation and employee benefits	290	1,437
Accrued expenses and other liabilities	919	1,885
Deferred revenues	189	(313)
Net cash (used in) provided by operating activities	(10,681)	2,100
Investing activities
Purchases of property and equipment	(9,508)	(3,679)
Proceeds from sale of property and equipment	—	117
Purchases of marketable securities	(43,348)	(58,701)
Maturities of marketable securities	54,240	57,554
Net cash provided by (used in) investing activities	1,384	(4,709)
Financing activities
Net proceeds from issuance of common stock under stock plans	6,894	5,135
Withholding taxes related to restricted stock units net share settlement	(3,572)	(3,311)
Net cash provided by financing activities	3,322	1,824
Net decrease in cash and cash equivalents	(5,975)	(785)
Cash and cash equivalents at the beginning of period	29,726	33,279
Cash and cash equivalents at the end of period	$23,751	$32,494
Non-cash investing and financing activities
Accrued purchase of property and equipment	$2,870	$264
Change in fair value of equity investment	$18,995	$—

See accompanying notes.

GENOMIC HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

The Company

Genomic Health, Inc. (the “Company”) is a global healthcare company that provides clinically-actionable genomic information to personalize cancer treatment. The Company develops and globally commercializes genomic‑based clinical laboratory services that analyze the underlying biology of cancer, allowing physicians and patients to make individualized treatment decisions. The Company is translating significant amounts of genomic data that will be useful for treatment planning throughout the cancer patient’s journey, from diagnosis to treatment selection and monitoring. The Company was incorporated in Delaware in August 2000. The Company’s first product, the Oncotype DX invasive breast cancer test, was launched in 2004 and is used for early stage invasive breast cancer patients to predict the likelihood of breast cancer recurrence and the likelihood of chemotherapy benefit. In January 2010, the Company launched its second product, the Oncotype DX colon cancer test, which is used to predict the likelihood of colon cancer recurrence in patients with stage II disease. In December 2011, the Company made Oncotype DX available for patients with ductal carcinoma in situ (“DCIS”), a pre‑invasive form of breast cancer. This test provides a DCIS score that is used to predict the likelihood of local recurrence. In June 2012, the Company began offering the Oncotype DX colon cancer test for use in patients with stage III disease treated with oxaliplatin‑containing adjuvant therapy. In May 2013, the Company launched the Oncotype DX prostate cancer test. The test provides a Genomic Prostate Score, or GPS, to predict disease aggressiveness in men with low risk disease. This test is used to improve treatment decisions for prostate cancer patients, in conjunction with the Gleason score, or tumor grading.

Principles of Consolidation

The accompanying condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. The Company had two wholly-owned subsidiaries at June 30, 2015: Genomic Health International Holdings, LLC, which was established in Delaware in 2010 and supports the Company’s international sales and marketing efforts; and Oncotype Laboratories, Inc., which was established in 2012, and is inactive. Genomic Health International Holdings, LLC has 10 wholly-owned subsidiaries. The functional currency for the Company’s wholly-owned subsidiaries incorporated outside the United States is the U.S. dollar. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation and Use of Estimates

The accompanying interim period condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated balance sheet as of June 30, 2015, condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014, and condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2014 has been derived from audited financial statements, but it does not include certain information and notes required by GAAP for complete consolidated financial statements.

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

Certain reclassifications have been made to prior period amounts to conform to the current period presentation. For the three and six months ended June 30, 2014, a reclassification of certain expenses from research and development to selling and marketing was made in the condensed consolidated statements of operations to conform to the current period presentation.

Revenue Recognition

The Company derives its revenues from product sales. The majority of the Company’s historical product revenues have been derived from the sale of the Oncotype DX breast cancer test. The Company generally bills third‑party payors upon generation and delivery of a patient report to the physician. As such, the Company takes assignment of benefits and the risk of collection with the third‑party payor. The Company generally bills the patient directly for amounts owed after multiple requests for payment have been denied or only partially paid by the insurance carrier. The Company pursues case‑by‑case reimbursement where medical policies are not in place or payment history has not been established.

The Company’s product revenues for tests performed are recognized when the following revenue recognition criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Criterion (1) is satisfied when the Company has an arrangement to pay or a contract with the payor in place addressing reimbursement for the Oncotype DX test. In the absence of such arrangements, the Company considers that criterion (1) is satisfied when a third‑party payor pays the Company for the test performed. Criterion (2) is satisfied when the Company performs the test and generates and delivers to the physician, or makes available on its web portal, a patient report. When evaluating whether the fee is fixed or determinable and collectible,  the Company considers whether it has sufficient history to reliably estimate the total fee that will be received from a payor and a payor’s individual payment patterns.  Determination of criteria (3) and (4) are based on management’s judgments regarding whether the fee charged for products or services delivered is fixed or determinable, and the collectability of those fees under any contract or arrangement. Based upon at least several months of payment history, the Company reviews the number of tests paid against the number of tests billed and the payor’s outstanding balance for unpaid tests to determine whether payments are being made at a consistently high percentage of tests billed and at appropriate amounts given the arrangement or contracted payment amount. The estimated accrual amounts per test, recorded upon delivery of a patient report, are calculated for each accrual payor and are based on the arrangement or contracted price adjusted for individual payment patterns resulting from co-payment amounts and excluded services in healthcare plans. The Company also reduces sales for an estimate of amounts that qualify as patient assistance and related deductions that do not qualify for revenue recognition. When a payment received for an individual test is either higher or lower than the estimated accrual amount, the Company recognizes the difference as either cash revenue, in the case of higher payments, or in the case of lower payments, a charge against either the patient assistance program and related deductions reserve or the allowance for doubtful accounts, as applicable.

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

From time to time, the Company receives requests for refunds of payments, generally due to overpayments made by third-party payors. Upon becoming aware of a refund request, the Company establishes an accrued liability for tests covered by the refund request until such time as the Company determines whether or not a refund is due. Accrued refunds were $662,000 and $944,000 at June 30, 2015 and December 31, 2014, respectively, and are included in accrued expenses and other current liabilities.

Advance payments received in excess of revenues recognized are classified as deferred revenue until such time as the revenue recognition criteria have been met.

Allowance for Doubtful Accounts

The Company accrues an allowance for doubtful accounts against its accounts receivable based on estimates consistent with historical payment experience. Bad debt expense is included in general and administrative expense on the Company’s condensed consolidated statements of operations. Accounts receivable are written off against the allowance when the appeals process is exhausted, when an unfavorable coverage decision is received or when there is other substantive evidence that the account will not be paid. The Company’s allowance for doubtful accounts as of June 30, 2015 and December 31, 2014 was $3.7 million and $3.6 million, respectively. Write-offs for doubtful accounts of $1.3 million and $2.3 million were recorded against the allowance during the three and six months ended June 30, 2015, respectively, and write-offs of $1.4 million and $2.9 million were recorded against the allowance during the three and six months ended June 30, 2014, respectively. Bad debt expense was $1.6 million and $2.7 million for the three and six months ended June 30, 2015, respectively, and $1.6 million and $3.2 million for the three and six months ended June 30, 2014, respectively.

Investments in Equity Securities

Beginning in 2011, the Company made investments in various tranches of the preferred stock of a private company such that the carrying value of this investment was $13.9 million at December 31, 2014. On February 18, 2015, the investee completed an initial public offering of its common stock and the preferred stock investment automatically converted into 2,207,793 shares of common stock of Invitae Corporation. This investment is accounted for under the cost method as an available-for-sale marketable security and valued at $32.9 million at June 30, 2015. Unrealized gains or losses resulting from the change in fair value will be recorded in each period in other comprehensive income until the securities are sold. These securities are subject to a lock-up agreement that expires in August 2015.

Property and Equipment

Property and equipment, including purchased and internally developed software are stated at cost. Depreciation is calculated using the straight‑line method over the estimated useful lives of the assets, which generally range from three to seven years. Leasehold improvements are amortized using the straight‑line method over the estimated useful lives of the assets or the remaining term of the lease, whichever is shorter. The Company wrote off $490,000 and $577,000 of previously capitalized software costs for the three and six months ended June 30, 2015, respectively.

Recently Issued Accounting Pronouncements

 In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). This amendment provides guidance to help entities determine whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software or as a service contract. ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. Upon adoption, an entity has the option to apply the provisions of ASU 2015-05 either prospectively to all arrangements entered into or materially modified, or retrospectively. The Company does not expect the impact of the adoption of ASU 2015-05 to be material to its consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) to provide guidance on revenue recognition. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements.

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

Options to purchase 832,000 and 962,000 shares of the Company’s common stock were outstanding during the three and six months ended June 30, 2015, respectively, and 67,000 and 121,000 RSUs were outstanding during the three and six months ended June  30, 2015, respectively, but were not included in the computation of diluted net loss per share because their effect is anti-dilutive.  Options to purchase 1.0 million and 1.1 million shares of the Company’s common stock were outstanding during the three and six months ended June 30, 2014, respectively, and 57,000 and 98,000 RSUs were outstanding during the three and six months ended June  30, 2014, respectively, but were not included in the computation of diluted net loss per share because their effect is anti-dilutive.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis at either June  30, 2015 or December 31, 2014, respectively. The following tables set forth the

Company’s financial instruments that were measured at fair value on a recurring basis at June  30, 2015 and December 31, 2014 by level within the fair value hierarchy:

	Actively Quoted	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance at
	Assets	Inputs	Inputs	June 30,
	Level 1	Level 2	Level 3	2015
	(In thousands)
As of June 30, 2015:
Assets
Money market deposits	$10,056	$—	$—	$10,056
Commercial paper	—	22,499	—	22,499
Corporate debt securities	—	41,313	—	41,313
Corporate equity securities	—	32,852	—	32,852
Total	$10,056	$96,664	$—	$106,720

	Actively Quoted	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance at
	Assets	Inputs	Inputs	December 31,
	Level 1	Level 2	Level 3	2014
	(In thousands)
As of December 31, 2014:
Assets
Money market deposits	$12,397	$—	$—	$12,397
Commercial paper	—	29,749	—	29,749
Corporate debt securities	—	46,435	—	46,435
Total	$12,397	$76,184	$—	$88,581

The Company’s commercial paper and corporate bonds are classified as Level 2 as they are valued using multi-dimensional relational pricing models that use observable market inputs, including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data. Not all inputs listed are available for use in the evaluation process on any given day for each security evaluation. In addition, market indicators and industry and economic events are monitored and may serve as a trigger to acquire further corroborating market data. The Company’s corporate equity securities are classified as Level 2 while subject to a lock-up agreement resulting from Invitae Corporation’s initial public offering, which restriction expires in August 2015. The Company’s corporate equity securities at June 30, 2015 were previously recorded as investments in a  privately held company and included in other assets as of December 31, 2014. There were no transfers between Level 1 and Level 2 categories during the three or six months ended June 30, 2015 and 2014, respectively.

All of the Company’s marketable securities are classified as available-for-sale. The following tables illustrate the Company’s available-for-sale marketable securities as of the dates indicated:

	June 30, 2015
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Commercial paper	$22,480	$19	$—	$22,499
Corporate debt securities	40,577	1	(17)	40,561
Corporate equity securities	13,857	18,995	—	32,852
Total	$76,914	$19,015	$(17)	$95,912

	December 31, 2014
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Commercial paper	$29,730	$19	$—	$29,749
Corporate debt securities	44,219	—	(34)	44,185
Total	$73,949	$19	$(34)	$73,934

The Company had no realized gains or losses on available-for-sale marketable securities for the three months ended June  30, 2015 and 2014, respectively.

All of the Company’s available-for-sale marketable securities had contractual maturities of one year or less as of June  30, 2015 and December 31, 2014, respectively.

Note 4. Collaboration and Commercial Technology Licensing Agreements

The Company has entered into a variety of collaboration and specimen transfer agreements relating to its development efforts. The Company recorded collaboration expenses of $2.3 million and $3.9 million for the three and six months ended June 30, 2015, respectively, and $1.0 million and $2.2 million for the three and six months ended June 30, 2014, respectively, relating to services provided in connection with these agreements. In addition to these expenses, some of the agreements contain provisions for royalties from inventions resulting from the collaborations. The Company has specified options and rights relating to joint inventions arising out of the collaborations.

The Company is a party to various agreements under which it licenses technology on a non-exclusive basis in the field of human diagnostics. Access to these licenses enables the Company to process its Oncotype DX tests. While certain agreements contain provisions for fixed annual payments, license fees are generally calculated as a percentage of product revenues, with rates that vary by agreement and may be tiered, and payments that may be capped at annual minimum or maximum amounts. The Company recognized costs recorded under these agreements totaling $2.3 million and $4.5 million for the three and six months ended June 30, 2015, respectively, and $2.5 million and $4.8 million for the three and six months ended June 30, 2014, respectively, which were included in cost of product revenues.

In November 2013, the Company entered into an exclusive license agreement to develop and commercialize a test to predict benefit from DNA damage-based chemotherapy drugs, such as anthracycline-based regimens, in high risk breast cancer. The Company made an up-front payment of $9.0 million, which was recognized in research and development expense in the fourth quarter of 2013, and milestone payments would be required as certain clinical and commercial endpoints are achieved in the future. With successful commercialization of a test, the Company would have been obligated to pay royalties. During the quarter ended March 31, 2015, the Company accrued $5.5 million in anticipation of the wind-down of this license agreement and development program, which was recognized as research and development expense in the accompanying condensed consolidated statements of operations. The license agreement was terminated in May 2015 and, as a result, the Company has no future obligations under this agreement.

The Company is required to make a series of fixed annual payments under a collaboration agreement beginning with the one year anniversary of achieving a key milestone for the Company’s DCIS clinical study in June 2014. As of June 30, 2015, future annual payments under this agreement totaled $1.7 million, including payments of $604,000,  $604,000, and $504,000 due in 2015, 2016, and 2017, respectively.

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

In October 2009, the Company entered into a non-cancelable agreement to lease an additional 30,500 square feet of office space near the locations the Company occupies. The lease expires in March 2018, with an option for the Company to extend the term of the lease for an additional five years. The agreement includes lease incentive obligations of $307,000 that are being amortized on a straight line basis over the life of the lease.

In August 2013, the Company entered into a non-cancelable agreement to lease an additional 18,400 square feet of laboratory and office space near the locations the Company currently occupies. The lease expires in March 2019, with an option for the Company to extend the term of the lease for an additional five years. In July 2014, the Company leased an additional 5,500 square feet in the same location on the same terms. The agreements include lease incentive obligations of $358,000 that are being amortized on a straight line basis over the life of the lease.

In May 2010, the Company’s European subsidiary entered into a non-cancelable lease for approximately 2,500 square feet of office space in Geneva, Switzerland. In May 2014, the Company executed an amendment to extend the terms of the lease and executed a new lease for approximately 5,000 square feet of additional space in the same location. Both leases expire in May 2016.

Future non-cancelable commitments under these operating leases at June  30, 2015 were as follows:

Annual
Payments
(In thousands)
Years Ending December 31,
2015 (remainder of year)	$1,977
2016	3,876
2017	3,867
2018	2,476
2019	504
Total minimum payments	$12,700

Note 6. Stock-Based Compensation

Stock Option

The Company granted options to purchase 77,000 and 432,667 shares of common stock to employees during the three and six months ended June 30, 2015, respectively, and options to purchase 70,000 and 442,010 shares of common stock to employees during the three and six months ended June 30, 2014, respectively. For the three and six months ended June 30, 2015, the Company issued 109,002 and 266,069 shares of common stock in connection with the exercise of stock options with a weighted-average exercise price of $18.47 and $16.51 per share, respectively. For the three and six months ended June 30, 2014, the Company issued 164,441 and 258,750 shares of common stock in connection with the exercise of stock options with a weighted-average exercise price of $11.51 and $11.16 per share, respectively.

Performance-Based Vesting Stock Options

During the six months ended June 30, 2015, the Company granted performance-based vesting stock options to purchase 148,100 shares of common stock (“PV stock options”). There were no PV stock options granted during the three months ended June 30, 2015 or the three and six months ended June 30, 2014. The number of shares potentially issuable under PV stock options is subject to the attainment of pre-established, objective performance goals over a specified period.  In addition, the awards also have a service vesting criteria following the achievement of performance criteria through February 2019.

The Company recognizes the fair value of these awards to the extent the achievement of the related performance criteria is estimated to be probable. If a performance criterion is subsequently determined to not be probable of achievement, any related expense is reversed in the period such determination is made. Conversely, if a performance criterion is not currently expected to be achieved but is later determined to be probable of achievement, a “catch-up” entry is recorded in the period such determination is made for the expense that would have been recognized had the performance criterion been probable of achievement since the grant of the award. As of June 30, 2015, the achievement of the performance criteria was not estimated to be probable and therefore the $119,000 of stock-based compensation expense recognized during the three months ended March 31, 2015 related to the PV stock options was reversed during the three months ended June 30, 2015. Changes in the Company’s assessment of the probability of achievement of performance criteria could result in expense being accrued or reversed in future periods.

Restricted Stock Units

During the three and six months ended June 30, 2015, the Company awarded 24,890 and 384,506 RSUs with a grant-date fair value of $730,000 and $11.9 million, or $29.31 and  $31.02 per share, respectively. During the three and six months ended June 30, 2014, the Company awarded 13,934 and 345,187 RSUs with a grant-date fair value of $370,226 and $10.1 million, or $26.57 and $29.16 per share, respectively. Each RSU entitles the recipient to receive one share of the Company’s common stock upon vesting. RSUs awarded to employees generally vest as to one-third of the total number of shares awarded annually over a three-year period. During the three and six months ended June 30, 2015, the Company issued 8,379 and 165,217 shares of common stock in connection with the vesting of RSUs with a weighted-average grant date fair value of $31.35 and $29.68 per share, respectively. During the three and six months ended June 30, 2014, the Company issued 8,141 and 172,673 shares of common stock in connection with the vesting of RSUs with a weighted-average grant date fair value of $31.95 and $28.17 per share, respectively.

Performance-Based Vesting Restricted Stock Units

During the six months ended June  30, 2015, the Company awarded 22,980 performance-based restricted stock units (“PVRSUs”) with a grant-date fair value of $715,000, or $31.12 per share. The amount potentially available under a PVRSU is subject to the attainment of pre-established, objective performance goals over a specified period. In addition, the awards have a service vesting criteria following the achievement of performance criteria through February 2018. During the six months ended June 30, 2014, the Company awarded 44,630 PVRSUs with a grant-date fair value of $1.2 million or $27.21 per share. In addition, these awards have a service vesting criteria following the achievement of performance criteria through February 2016. During the six months ended June, 30, 2015, the Company issued 4,227 shares of common stock in connection with the vesting of PVRSUs with a weighted-average grant date fair value of $27.21 per share.  As of June  30, 2015, there were 29,133 PVRSUs outstanding with a grant date fair value of $883,000.

The Company recognizes the fair value of these awards to the extent the achievement of the related performance criteria is estimated to be probable. If a performance criterion is subsequently determined to not be probable of achievement, any related expense is reversed in the period such determination is made. Conversely, if a performance criterion is not currently expected to be achieved but is later determined to be probable of achievement, a “catch-up” entry is recorded in the period such determination is made for the expense that would have been recognized had the performance criterion been probable of achievement since the grant of the award. As of June  30, 2015, the achievement of the performance criteria was  not estimated to be probable, and therefore the $108,000 of stock-based compensation expense recognized during the three months ended March 31, 2015 related to the PVRSUs was reversed during the three months ended June 30, 2015. Changes in the Company’s assessment of the probability of achievement of performance criteria could result in expense being accrued or reversed in future periods.

Restricted Stock in Lieu of Directors’ Fees

Outside members of the Company’s Board of Directors may elect to receive fully-vested restricted stock in lieu of cash compensation for services as a director. During the three and six months ended June 30, 2015, the Company issued 1,640 and 3,200 shares of restricted stock to outside directors, with a grant date fair value of $50,000 and $100,000, and a weighted-average grant date fair value of $30.43 and $31.18 per share, respectively. During the three and six months ended June  30, 2014, the Company issued 2,256 and 3,961 shares of restricted stock to outside directors, with a grant date fair value of $60,000 and $110,000, and a weighted-average grant date fair value of $26.57 and $27.73 per share, respectively.

Employee Stock Purchase Plan

During the three and six months ended June  30, 2015,  108,674 shares of common stock were issued under the Company’s Employee Stock Purchase Plan (“ESPP”). A total of 1,250,000 shares of common stock have been reserved for issuance under the ESPP, of which 651,064 shares were available for issuance as of June  30, 2015. As of June  30, 2015, there was $554,000 of unrecognized compensation expense related to the ESPP, which is expected to be recognized over a period of five months.

Employee Stock-Based Compensation Expense

The Company recognized employee stock-based compensation expense of $4.0 million and $8.1 million for the three and six months ended June  30, 2015, respectively, and $4.3 million and $8.6 million for the three and six months ended June 30, 2014, respectively. Employee stock-based compensation expense includes expense related to stock option grants, RSU awards, and stock purchased under the ESPP. Stock-based compensation expense is calculated based on options and RSUs ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Note 7. Segment Information

The Company operates in one business segment, which primarily focuses on the development and global commercialization of genomic based clinical laboratory services that analyze the underlying biology of cancer, allowing physicians and patients to make individualized treatment decisions. As of June 30, 2015, the majority of the Company’s product revenues have been derived from sales of one product, the Oncotype DX breast cancer test.

The following table summarizes total revenues from customers by geographic region. Product revenues are attributed to countries based on ship-to location.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

United States	$60,692	$58,617	$118,409	$114,085
Outside of the United States	9,927	11,860	20,362	23,394
Total revenues	$70,619	$70,477	$138,771	$137,479

Note 8. Income Taxes

The Company recorded an income tax benefit of $1.2 million and $6.7 million for the three and six months ended June 30, 2015, respectively, which was computed using the “discrete” (or “cut-off”) method.  The income tax benefit for the three and six months ended June 30, 2015 is principally comprised of a deferred tax benefit generated by the unrealized gain recognized during the period on available-for-sale marketable securities, which is included in other comprehensive income. The intraperiod tax allocation rules limit the amount of benefit recognized to the lesser of year-to-date pre-tax loss or year-to-date unrealized gain recognized on available-for-sale marketable securities included in other comprehensive income. Therefore, the tax benefit will change accordingly in subsequent periods. The deferred tax benefit recorded in the three months ended June 30, 2015 was offset by $259,000 of miscellaneous state income tax and foreign income tax expense on earnings of the Company’s foreign subsidiaries. Income tax expense for the three and six months ended June 30, 2014 was $88,000 and $163,000, respectively, which was computed using the same method and was principally comprised of state income taxes and foreign taxes.

Based on all available objective evidence, the Company believes that it is more likely than not that its net deferred tax assets will not be fully realized. Accordingly, the Company maintained a valuation allowance against all of its net deferred tax assets as of each of June 30, 2015 and December 31, 2014. The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

The Company had $1.6 million of unrecognized tax benefits at each of June 30, 2015 and December 31, 2014. The Company does not anticipate a material change to its unrecognized tax benefits over the next 12 months that would affect its effective tax rate. Unrecognized tax benefits may change during the next 12 months for items that arise in the ordinary course of business.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our expectation that, for the foreseeable future, a significant amount of our revenues will be derived from Oncotype DX for invasive breast cancer; the factors that may impact our financial results; our ability to achieve sustained profitability; our business strategy and our ability to achieve our strategic goals; our expectations regarding product revenues and the sources of those revenues; the amount of future revenues that we may derive from Medicare patients or categories of patients; our belief that we may become more dependent on Medicare reimbursement in the future; our plans to pursue reimbursement on a case-by-case basis; our ability, and expectations as to the amount of time it will take, to achieve reimbursement from third-party payors and government insurance programs for new indications of tests, new tests or in new markets; the potential impact of changes in reimbursement levels for our tests; our expectations regarding our international expansion and opportunities; our expectations for reimbursement in international markets; our intent to enter into additional foreign distribution arrangements; the potential effects of foreign currency exchange rate fluctuations; our beliefs with respect to the benefits and attributes of our tests or tests we may seek to develop in the future; the factors we believe drive demand for our tests and our ability to sustain or increase such demand; our success in increasing patient and physician demand as a result of our direct sales approach and our sales forces’ capacity to sell our tests; our plans with respect to increasing our sales force; plans for, and the timeframe for the development or commercial launch of, future tests or enhancements to address different patient populations of breast, colon or prostate cancer, other types of cancer or specific cancer treatments; our ability to compete with new or existing market participants; the factors that we believe will drive reimbursement and the establishment of coverage policies; the capacity of our clinical reference laboratory to process tests and our expectations regarding capacity; our expectations regarding expansion of our clinical reference laboratory; our dependence on collaborative relationships to develop tests and the success of those relationships; whether any tests will result from our collaborations or license agreements; the applicability of clinical results to actual outcomes; our estimates and assumptions with respect to disease incidence and potential market opportunities; the occurrence, timing, outcome or success of clinical trials or studies; our plans with respect to additional studies; our expectations regarding timing of the announcement or publication of research results; the benefits of our technology platform; the economic benefits of our tests to the healthcare system; the ability of our tests to impact treatment decisions; our beliefs regarding our competitive position; our expectations regarding new and future technologies, including non-invasive test technology, and their potential benefits; our beliefs regarding the benefits of genomic analysis in various patient populations; our expectations regarding clinical development processes future tests may follow; our expectation that our research and development, general and administrative and sales and marketing expenses will increase and our anticipated uses of those funds; our expectations regarding capital expenditures; our ability to comply with the requirements of being a public company; our expectations regarding future levels of bad debt expense and billing and collections fees; our ability to attract and retain experienced personnel; our plans to implement new enterprise software; the adequacy of our product liability insurance; our anticipated cash needs and our estimates regarding our capital requirements; our need for additional financing; our expected future sources of cash; our compliance with federal, state and foreign regulatory requirements; the potential impact resulting from the regulation of our tests by the U.S. Food and Drug Administration, or FDA, and other similar non-U.S. regulators; our belief that our tests are properly regulated under the Clinical Laboratory Improvement Amendments of 1988, or CLIA; the impact of new or changing policies, regulation or legislation, or of judicial decisions, on our business and reimbursement for our tests; the impact of seasonal fluctuations and economic conditions on our business; our belief that we have taken reasonable steps to protect our intellectual property; the impact of changing interest rates; our beliefs regarding our unrecognized tax benefits or our valuation allowance; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; the impact of the economy on our business, patients and payors; and anticipated trends and challenges in our business and the markets in which we operate.

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

Business Overview

We are a global healthcare company that provides clinically-actionable genomic information to personalize cancer treatment. We develop and globally commercialize genomic-based clinical laboratory services that analyze the underlying biology of cancer, allowing physicians and patients to make individualized treatment decisions. We are translating significant amounts of genomic data that will be useful for treatment planning throughout the cancer patient’s journey, from diagnosis to treatment selection and monitoring. We offer our Oncotype DX tests as a clinical laboratory service, where we analyze the expression levels of genes in tumor tissue samples and provide physicians with a quantitative gene expression profile expressed as a single quantitative score, which we call a Recurrence Score for invasive breast cancer and colon cancer, a DCIS Score for ductal carcinoma in situ, or DCIS, and a Genomic Prostate Score, or GPS, for prostate cancer.

In January 2004, we launched our first Oncotype DX test, which is used to predict the likelihood of cancer recurrence and the likelihood of chemotherapy benefit in early stage invasive breast cancer patients. In January 2010, we launched our second Oncotype DX test, the first multigene expression test developed to assess risk of recurrence in stage II colon cancer patients. In late December 2011, we made Oncotype DX available for patients with DCIS, a pre-invasive form of breast cancer. In June 2012, we extended our offering of the Oncotype DX colon cancer test to patients with stage III disease treated with oxaliplatin-containing adjuvant therapy. In May 2013, we launched our Oncotype DX prostate cancer test, which is used to predict disease aggressiveness in men with low risk disease. Effective August 1, 2015, the list price of our Oncotype DX breast cancer tests in the United States increased from $4,510 to $4,620, the list price of our Oncotype DX colon cancer test increased from $4,330 to $4,420 and the list price of our Oncotype DX prostate cancer test increased from $4,180 to $4,520. The substantial majority of our historical revenues have been derived from the sale of Oncotype DX breast cancer tests ordered by physicians in the United States.

For the three and six months ended June 30, 2015, we delivered more than 26,060 and 51,510 Oncotype DX test reports for use in treatment planning, respectively, compared to more than 24,060 and 47,140 reports delivered for the three and six months ended June 30, 2014, respectively. All of our tests are conducted at our clinical reference laboratory in Redwood City, California. Our clinical reference laboratory processing capacity is currently approximately 115,000 tests annually, and has significant expansion capacity with incremental increases in laboratory personnel and equipment. The Oncotype DX breast, colon, and prostate cancer tests analyze different genes. However, all of the tests are based on a similar Oncotype DX reverse transcription polymerase chain reaction, or RT-PCR platform. We believe that we currently have sufficient capacity to process current demand for our tests.

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

We have continued to expand our business, both in the United States and internationally. We currently plan to continue to use essentially the same business model internationally as we use in the United States, however, there are significant differences between countries that need to be considered. For example, operational requirements generally vary from country to country, and different countries may have a public healthcare system, a combination of public and private healthcare system or a cash-based payment system. We have a direct commercial presence with employees in Canada, Japan and certain European counties, including our European headquarters in Geneva, Switzerland. Additionally, we have exclusive distribution agreements for the sale of our breast and colon cancer tests with distributors covering more than 90 countries outside of the United States.

As our international business expands, our financial results become more sensitive to the effect of fluctuations in foreign currency exchange rates. For example, in countries where we have a direct commercial presence, our tests are sold in local currency, which results in foreign currency exchange rate fluctuations affecting our U.S.-dollar reported revenues. In other markets where we sell our tests in U.S. dollars to distribution partners, the demand for our tests may be impacted by the change in U.S. dollar exchange rates affecting partners’ costs or local market price adjustments.

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

The majority of our international Oncotype DX breast and colon cancer test revenues come from direct payor reimbursement, payments from our distributors, patient self-pay, and clinical collaborations in various countries. We have obtained some coverage, which varies substantially from country to country, for our breast cancer test outside of the United States, including in Argentina, Canada, the Czech Republic, Germany, Greece, Ireland, Israel, Saudi Arabia, Spain, Switzerland and the United Kingdom. In September 2013, we announced that the National Institute for Health and Care Excellence (NICE) in the United Kingdom issued its final guidance recommending Oncotype DX as the only multi-gene breast cancer test for use in clinical practice to guide chemotherapy treatment decisions for patients with early-stage, hormone receptor-positive, lymph node negative, human epidermal growth factor receptor 2 negative, invasive breast cancer. We have established reimbursement with NHS England following NICE’s recommendation for our breast cancer test, similar to our contracting process with U.S. insurers, and in April 2015, we began experiencing an increase in test orders from the United Kingdom. We are in the process of completing contractual arrangements with more than 100 NHS England trusts, which is necessary before we begin to receive payment and recognize revenue on these tests. In April 2014, we announced that the Gynecologic Oncology Working Group (AGO) in Germany updated their guidelines to recommend Oncotype DX as the only breast cancer gene expression test to predict chemotherapy benefit in early-stage, hormone receptor-positive invasive breast cancer. We expect that it will take several years to establish broad coverage and reimbursement for our Oncotype DX breast, colon and prostate cancer tests with payors in countries outside of the United States and there can be no assurance that our efforts will be successful.

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

Most national and regional third-party payors in the United States, along with the designated regional Medicare contractor for our tests, have issued positive coverage determinations for our Oncotype DX breast cancer test for patients with N−, ER+, invasive disease through contracts, agreements or policy decisions. The local carrier with jurisdiction for claims submitted by us for Medicare patients also provides coverage for our breast cancer test for ER+ patients with node positive, or N+, disease (up to three positive lymph nodes) and invasive breast cancer patients where a lymph node status is unknown or not accessible due to a prior surgical procedure, or when the test is used to guide a neoadjuvant treatment decision. Additionally, some payors provide policy coverage for the use of our test in ER+ patients with N+ disease, including lymph node micro-metastasis. In July 2011, the American Journal of Managed Care published results of an economic assessment suggesting use of Oncotype DX in breast cancer patients with 1-3 positive nodes may improve health outcomes without adding incremental cost. However, we may not be able to obtain reimbursement coverage from other payors for our test for breast cancer patients with N+, ER+ disease.

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

In June 2014, we announced positive top line results of another clinical validation study to confirm and extend the observations of the published DCIS clinical validation study, conducted in collaboration with the Ontario DCIS Study Group. The results were presented at the San Antonio Breast Cancer Symposium in December 2014. The results from this clinical validation study were published by Breast Cancer Research and Treatment in July 2015, reconfirming that the Oncotype DX DCIS score is a strong predictor of local recurrence, which could be either invasive breast cancer or DCIS. Additionally, in June 2015, the Journal of Surgical Oncology published results from a clinical utility study which demonstrated the results from our Oncotype DX DCIS test resulted in treatment recommendation changes for 31% of patients.

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

In May 2015, multiple abstracts focused on our Oncotype DX prostate cancer test were presented at the American Urological Association annual meeting, including an abstract from investigators at University of California San Francisco demonstrating a wide distribution of test results within each MRI category. This suggests that MRI and GPS provide complementary information about the aggressiveness of an individual’s prostate cancer.

Also in May 2015, the MolDX program of Palmetto, GBA released a draft local coverage determination, or LCD, supporting reimbursement for the Oncotype DX prostate cancer test for men with very low and low risk disease, as defined by NCCN guidelines, who are considering treatment. The draft LCD was open for public comment through June 24, 2015.

In July 2015, a second utility study focused on the Oncotype DX prostate cancer test was published in Urology Practice. This study analyzed the medical charts from 211 men diagnosed with prostate cancer across 10 different sites and compared physician recommendations and the actual treatment received between patients who received the Oncotype DX prostate cancer test and those who did not. The observed net increase in physicians recommending active surveillance was very consistent with the previously published prospective clinical study in Urology Practice. In addition, when actual treatment received was determined, patients who received an Oncotype DX GPS had an absolute increase of 24% and a relative increase of 56% in use of active surveillance when compared to patients in the same practices with similar traditional risk factors but without an Oncotype DX GPS.

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

In June 2015, we announced positive results from a liquid biopsy proof-of-concept study demonstrating the ability to more conveniently detect disease recurrence with a level of accuracy comparable to cystoscopy, an invasive procedure for surveillance of early-stage bladder cancer. These results may lead to our development of a urine test that may offer physicians and patients a non-invasive alternative for monitoring bladder cancer.

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

As of the date of this report, we have not experienced a loss of principal on any of our short-term marketable securities, and we expect that we will continue to be able to access or liquidate these investments as needed to support our business activities. We periodically monitor the financial position of our significant third-party payors, which include Medicare and managed care companies. As of the date of this report, we do not expect the current economic environment to have a material negative impact on our ability to collect payments from third-party payors in the foreseeable future. We believe the economic environment and changes in the healthcare system continued to impact product payment cycles, growth in tests delivered and product revenue generated during the three and six months ended June 30, 2015. We intend to continue to assess the impact of the economic environment on our business activities. If the economic environment does not improve or deteriorates, our business including our patient population, government and third-party payors and our distributors and suppliers could be negatively affected, resulting in a negative impact on our product revenues.

U.S. Healthcare Environment

Healthcare reform proposals and medical cost containment measures are being adopted in the U.S. and in many foreign countries. These reforms and measures, including those envisioned by the adoption in 2010 of the Affordable Care Act, or ACA, could among other things limit the use of our tests and reduce reimbursement. We also expect that pricing of medical products and services will remain under pressure as alternative payment models such as bundling, value-based purchasing and accountable care organizations develop in the United States.

Sales of our tests in the United States and other countries is dependent upon the coverage decisions and reimbursement policies established by government healthcare programs and private health insurers. Market acceptance of our tests has and will continue to depend upon the ability to obtain an appropriate level of coverage for, and reimbursement from third-party payors for, our tests.

The healthcare industry has undergone significant change driven by various efforts to reduce costs. The effect of the implementation of the ACA on our business is uncertain. Among other things, the law requires the medical device manufacturers to pay a 2.3% excise tax on U.S. sales of certain medical devices that are listed with the FDA starting in January 2013. Although the FDA has issued draft guidance that, if finalized, would regulate certain clinical laboratory tests that are developed and validated by a laboratory for its own use, referred to as LDTs, as medical devices, none of our LDTs, such as our Oncotype DX breast, colon and prostate cancer tests, are currently listed with the FDA. We cannot assure you that the tax will not apply to services such as ours in the future.

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

There have also been recent and substantial changes to the payment structure for physicians, including those passed as part of the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, which was signed into law on April 16, 2015.  MACRA created the Merit-Based Incentive Payment System which, beginning in 2019, more closely aligns physician payments with composite performance on three existing incentive programs (i.e., the Physician Quality Reporting System, the Value-based modifier program and the Electronic Health Record Meaningful Use program) and incentivizes physicians to enroll in alternative payment methods. At this time, we do not know whether these changes to the physician payment systems will have any impact on orders for or payments for our tests.

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

Revenue Recognition

We determine whether revenue is recognized on an accrual basis when test results are delivered or on a cash basis when cash is received from the payor. Our revenues for tests performed are recognized on an accrual basis when the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. When evaluating whether the fee is fixed or determinable and collectible, we consider whether we have sufficient history to reliably estimate the total fee that will be received from a payor and a payor’s individual payment patterns. Based upon at least several months of payment history, we review the number of tests paid against the number of tests billed and the payor’s outstanding balance for unpaid tests to determine whether payments are being made at a consistently high percentage of tests billed and at appropriate amounts given the arrangement or contracted payment amount. The estimated accrual amounts per test, recorded upon delivery of a patient report, are calculated for each accrual payor and are based on the arrangement or contracted price adjusted for individual payment patterns resulting from co-payment amounts and excluded services in healthcare plans.

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

Test revenue recognized on an accrual basis is recorded upon delivery of each test performed, net of any contractual discount, at the amount that we expect to collect. We determine the amount we expect to collect on a per payor, per contract or arrangement basis, based on our analysis of historical average payments. This average amount is typically lower than the agreed upon amount due to several factors, such as the amount of patient co-payments, the existence of secondary payors and claim denials. We typically review our analysis annually, or at the time a contractual price change is implemented or when information comes to our attention that leads us to believe an adjustment may be warranted.

As of June 30, 2015, amounts outstanding for tests delivered, net of write-downs and adjustments, which were not recognized as revenue upon delivery because our accrual revenue recognition criteria were not met and which had not been collected, totaled approximately $64.7 million. We cannot provide any assurance as to when, if ever, and to what extent these amounts will be collected.

From time to time, we receive requests for refunds of payments, generally due to overpayments made by third‑party payors. Upon becoming aware of a refund request, we establish an accrued liability for tests covered by the refund request until such time as we determine whether or not a refund is due. If we determine that a refund is due, we credit cash and reduce the accrued liability. Accrued refunds were $662,000 and $944,000 at June 30, 2015 and December 31, 2014, respectively.

Accounts Receivable

We accrue an allowance for doubtful accounts against our accounts receivable based on estimates consistent with historical payment experience. Our allowance for doubtful accounts is evaluated quarterly and adjusted when trends or significant events indicate that a change in estimate is appropriate. Historically, the amounts of uncollectible accounts receivable that have been written off have been consistent with management’s expectations. We cannot assure you that we will not experience higher than expected write-offs in the future. As of June 30, 2015 and December 31, 2014, our allowance for doubtful accounts were $3.7 million and $3.6 million, respectively. See “Liquidity and Capital Resources” for additional information, including a summary of accounts receivable aging by payor mix.

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

Deferred Tax Assets

We are required to reduce our deferred tax assets by a valuation allowance if it is more likely than not that some or all of our deferred tax assets will not be realized. We must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of our valuation allowance, if any, we assess the likelihood that we will be able to recover our deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses and, based on all available evidence, we believe it is more likely than not that our recorded net deferred tax assets will not be realized. Accordingly, we recorded a valuation allowance against all of our net deferred tax assets at both June 30, 2015 and December 31, 2014. We will continue to maintain a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.

Results of Operations

Three and Six Months Ended June 30, 2015 and 2014

We recognized net losses of $9.2 million and $18.7 million for the three and six months ended June 30, 2015 compared to net losses of $4.6 million and $12.1 million for the three and six months ended June 30, 2014. On a basic and diluted per share basis, net loss per share was $0.29 and $0.58 for the three and six months ended June 30, 2015 compared to net loss per share of $0.15 and $0.39 for the three and six months ended June 30, 2014. We may incur net losses in future periods due to future spending and fluctuations in our business, and we may not achieve or maintain sustained profitability in the future.

Revenues

We derive our revenues primarily from product sales and, to a lesser extent, from contract research arrangements. We operate in one industry segment. As of June 30, 2015, substantially all of our product revenues have been derived from the sale of our Oncotype DX breast cancer test. Payors are billed upon generation and delivery of test results to the physician. Product revenues are recorded on a cash basis unless a contract or arrangement to pay is in place with the payor at the time of billing and collectability is reasonably assured.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Product revenues	$70,619	$70,477	$138,771	$137,479
Period over period dollar increase in product revenues	$142		$1,292
Period over period percentage increase in product revenues	-%		1%

Test volume increased by 8% and 9% for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014, respectively, of which approximately 4% in both periods came from prostate cancer tests delivered and 4% and 5%, respectively, came from breast cancer tests delivered worldwide. We have not yet obtained reimbursement coverage from third-party payors for our prostate cancer test. In addition, the stronger U.S. dollar in the three and six months ended June 30, 2015 as compared with the corresponding prior year periods resulted in a negative impact on total product revenues of $850,000 and $1.6 million, respectively, or approximately 1% in both periods. Approximately $51.3 million, or 73%, and $102.4 million, or 74%, of product revenues for the three and six months ended June 30, 2015, respectively, were recorded on an accrual basis and recognized at the time the test results were delivered, compared to $50.8 million, or 72%, and $100.1 million, or 73%, of product revenues for the three and six months ended June 30, 2014, respectively. For all periods, the balance of product revenues was recognized upon cash collection as payments were received. The timing of recognition of revenues related to third-party payments may cause fluctuations in product revenues from period to period.

Product revenues related to Medicare patients for the three and six months ended June 30, 2015 were $14.1 million, or 20%, and $28.2 million, or 20%, of product revenues, respectively, compared to $14.3 million, or 20%, and $28.0 million, or 20%, of product revenues for the three and six months ended June 30, 2014, respectively. There were no other third-party payors comprising product revenues of 10% or more for those periods. International product revenues decreased to $9.9 million, or 14% and $20.4 million, or 15%, of product revenues, for the three and six months ended June 30, 2015, respectively, from $11.9 million, or 17%, and $23.4 million, or 17%, of product revenues, for the three and six months ended June 30, 2014, respectively.

Cost of Product Revenues

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Tissue sample processing costs	$10,615	$9,557	$21,014	$19,197
Stock-based compensation	137	145	272	274
Total tissue sample processing costs	10,752	9,702	21,286	19,471
License fees	2,281	2,505	4,509	4,791
Total cost of product revenues	$13,033	$12,207	$25,795	$24,262
Period over period dollar increase	$826		$1,533
Period over period percentage increase	7%		6%

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

Tissue sample processing costs increased $1.1 million, or 11%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Tissue sample processing costs increased $1.8 million, or 9%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. These increases were driven primarily by increase in test volume of 8%. We expect the cost of product revenues to increase in future periods to the extent we process more tests.

Research and Development Expenses

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Personnel-related expenses	$7,457	$6,830	$15,147	$14,252
Stock-based compensation	1,113	976	2,153	2,108
Collaboration expenses	1,469	467	7,727	1,141
Reagents and laboratory supplies	594	818	1,090	1,636
Allocated information technology, facilities and other costs	2,191	1,943	4,183	4,536
Other costs	1,771	1,596	3,413	2,963
Total research and development expenses	$14,595	$12,630	$33,713	$26,636
Period over period dollar increase	$1,965		$7,077
Period over period percentage increase	16%		27%

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

The $2.0 million, or 16%, increase in research and development expenses for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was primarily due to a $1.0 million increase in collaboration expenses, a $627,000 increase in personnel-related expenses and a $248,000 increase in allocated information technology, facilities and other costs partially offset by a $224,000 decrease in reagents and laboratory supplies.

 The $7.1 million, or 27%, increase in research and development expenses for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily due to a one-time $5.5 million expense for the wind-down of a license agreement and development program. Exclusive of this one-time expense, research and development expenses for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 increased by $1.6 million primarily due to a $1.1 million increase in collaboration expenses, a $895,000 increase in personnel-related expenses and a $450,000 increase in other costs partially offset by a $546,000 decrease in reagents and laboratory supplies and a $353,000 decrease in allocated information technology, facilities and other costs. The decrease in allocated information technology, facilities and other costs is primarily due to capitalization of certain costs of project work from our various information technology groups, allocated based on specific development projects, as well as a decrease in research and development support allocated to other functional areas for the six months ended June 30, 2015.

We expect our research and development expenses, exclusive of the one-time expense described above, to increase in future periods due to increased investment in our new product pipeline for breast, colon, prostate and other cancers, along with increased investment in our proprietary liquid platforms.

Selling and Marketing Expenses

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Personnel-related expenses	$19,980	$18,410	$39,250	$36,533
Stock-based compensation	1,192	1,278	2,274	2,509
Promotional and marketing materials	5,096	5,569	9,392	10,450
Travel, meetings and seminars	4,005	3,663	8,340	7,562
Collaboration expenses	801	544	1,669	1,091
Allocated information technology, facilities and other costs	5,054	4,818	9,045	8,648
Other costs	1,115	954	2,625	1,850
Total selling and marketing expenses	$37,243	$35,236	$72,595	$68,643
Period over period dollar increase	$2,007		$3,952
Period over period percentage increase	6%		6%

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

The $2.0 million, or 6%, increase in selling and marketing expenses for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was primarily due to a $1.6 million increase in personnel-related expenses, a $342,000 increase in travel, meetings and seminars, a $257,000 increase in collaboration expenses and $236,000 increase in allocated information technology, facilities and other costs partially offset by a $473,000 decrease in promotional and marketing materials. The $1.6 million increase in personnel-related expenses was attributable to a $594,000 increase in salaries, benefits and related expenses due primarily to increased headcount, including new hires related to our international growth, prostate expansion and annual salary increases, a $522,000 increase in contract labor and consulting expenses and a $453,000 increases in bonus.

The $4.0 million, or 6%, increase in selling and marketing expenses for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was due to a $2.7 million increase in personnel-related expenses, a $778,000 increase in travel, meetings and seminars, a $775,000 increase in other costs, a $578,000 increase in collaboration expenses and a $397,000 increase in allocated information technology, facilities and other costs partially offset by a $1.1 million decrease in promotional and marketing materials and a $235,000 decrease in stock-based compensation. The $2.7 million increase in personnel-related expenses was attributable to a $1.6 million increase in salaries, benefits and related expenses due primarily to increased headcount, including new hires related to our international growth, prostate expansion and annual salary increases, an $876,000 increase in bonus and a $284,000 increase in contract labor and consulting expenses.

We expect selling and marketing expenses will continue to increase in future periods due to our efforts to establish adoption of and reimbursement for our new products, continued investment in our global commercial infrastructure and increases in our sales force.

General and Administrative Expenses

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Personnel-related expenses	$11,286	$10,106	$22,241	$20,673
Stock-based compensation	1,509	1,855	3,428	3,719
Occupancy and equipment expenses	5,694	5,281	10,430	10,286
Billing and collection fees	3,125	2,499	5,297	4,809
Bad debt expense	1,650	1,608	2,671	3,150
Professional fees and other expenses	2,507	2,180	5,107	4,104
Information technology, facilities and other cost allocations	(9,191)	(8,514)	(17,005)	(16,998)
Total general and administrative expenses	$16,580	$15,015	$32,169	$29,743
Period over period dollar increase	$1,565		$2,426
Period over period percentage increase	10%		8%

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

The $1.6 million, or 10%, increase in general and administrative expenses for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 included a $1.2 million increase in personnel-related expenses, a $626,000 increase in billing and collection fees, a $413,000 increase in occupancy and equipment expenses and a $327,000 increase in professional fees and other expenses partially offset by a $677,000 increase in information technology, facilities and other costs allocated to other functional areas and a $346,000 decrease in stock-based compensation. Of the $1.2 million increase in personnel-related expenses, $1.1 million was attributable to higher contract labor and consulting expenses to support growth of our business and $382,000 was an increase in bonus expenses partially offset by a $290,000 decrease in salaries and benefits expenses.

The $2.4 million, or 8%, increase in general and administrative expenses for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 included a $1.6 million increase in personnel-related expenses, a $1.0 million increase in professional fees and other expenses and a $488,000 increase in billing and collection fees partially offset by a $479,000 decrease in bad debt expense and a $291,000 decrease in stock-based compensation. Of the $1.6 million increase in personnel-related expenses, $1.6 million was attributable to higher contract labor and consulting expenses to support growth of our business and $598,000 was an increase in bonus expenses partially offset by a $652,000 decrease in salaries and benefits expenses.

We expect general and administrative expenses to increase in future periods as we hire additional staff and incur other expenses to support the growth of our business, and to the extent we spend more on both billing and collections fees and bad debt expense.

Interest Income

Interest income was $55,000 and $109,000 for the three and six months ended June 30, 2015, respectively, compared to $47,000 and $97,000 for the three and six months ended June 30, 2014, respectively. We expect our interest income will remain nominal if the current low interest rate environment continues.

Other Income (Expense), Net

Other income (expense), net was $325,000 and $(49,000) for the three and six months ended June 30, 2015, respectively, compared to $34,000 and $(192,000) for the three and six months ended June 30, 2014, respectively. Other income (expense), net for the three and six months ended June 30, 2015 were primarily related to $324,000 and $(62,000) of net foreign currency gains (losses), respectively, resulting from valuation adjustments to our international accounts receivable balance. We expect other income (expense), net to continue to fluctuate based on fluctuations in exchange rates that impact our foreign currency transaction gains and losses.

Income Tax Expense (Benefit)

We recorded an income tax benefit of $1.2 million and $6.7 million for the three and six months ended June 30, 2015, respectively, which was computed using the “discrete” (or “cut-off”) method.  The income tax benefit for the three and six months ended June 30, 2015 is principally comprised of a deferred tax benefit generated by the unrealized gain recognized during this period on available-for-sale marketable securities, which is included in other comprehensive income. The intraperiod tax allocation rules limit the amount of benefit recognized to the lesser of year-to-date pre-tax loss or the year-to-date unrealized gain recognized on available-for-sale marketable securities included in other comprehensive income. Therefore, the tax benefit will change accordingly in subsequent periods. The deferred tax benefit recorded in the quarter ended June 30, 2015 was offset by $259,000 of miscellaneous state income tax and foreign income tax expense on earnings of our foreign subsidiaries. The income tax expense for the three and six months ended June 30, 2014 was $88,000 and $163,000, respectively, which was computed using the same method and was principally comprised of state income taxes and foreign taxes.

Based on all available objective evidence, management believes that it is more likely than not that our net deferred tax assets will not be fully realized. Accordingly, we maintained a valuation allowance against all of our net deferred tax assets as of both June 30, 2015 and December 31, 2014. We will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of our deferred tax assets.

Liquidity and Capital Resources

As of June 30, 2015, we had an accumulated deficit of $213.6 million. We may incur net losses in the future, and we cannot provide assurance as to when, if ever, we will achieve sustained profitability. We expect that our research and development, selling and marketing and general and administrative expenses will increase in future periods and, as a result, we will need to continue to generate significant product revenues to achieve sustained profitability.

	2015	2014
	(In thousands)
As of June 30,
Cash, cash equivalents and marketable securities	$119,663	$105,703
Working capital	123,219	114,074
For the six months ended June 30,
Cash provided by (used in):
Operating activities	(10,681)	2,100
Investing activities	1,384	(4,709)
Financing activities	3,322	1,824
Capital expenditures (included in investing activities above)	(9,508)	(3,679)

Sources of Liquidity

Historically we have financed our operations primarily through sales of our equity securities and cash received in payment for our tests. At June 30, 2015, we had cash, cash equivalents and short-term marketable securities of $119.7 million compared to $105.7 million at June 30, 2014. The $14.0 million increase was attributable to a $32.9 million investment in Invitae Corporation, or Invitae, including a $19.0 million unrealized gain, reclassified from non-marketable securities upon their initial public offering, or IPO, in February 2015, offset by investments in the growth of our business, including research and development, global expansion, and activities related to reimbursement coverage of our tests. Our investment in Invitae common stock is subject to a lock-up agreement that expires in August 2015. In addition, as a newly issued public security, it may be subject to high volatility in its fair value. For example, the price of Invitae’s common stock fluctuated between $8.49 per share and $22.35 per share since the IPO in February 2015. In accordance with our investment policy, available cash is invested in short-term and long-term, low-risk, investment-grade debt instruments. Other than our equity investment in Invitae, our cash and marketable securities are held in a variety of interest-bearing instruments including money market accounts and high-grade commercial paper and corporate bonds.

Accounts Receivable

At June 30, 2015 and December 31, 2014, $32.9 million, or 17%, and $34.9 million, or 19%, respectively, of our total assets consisted of accounts receivable. The $2.0 million decrease in accounts receivable from December 31, 2014 to June 30, 2015 was attributable to increased cash collections partially offset by increased revenues. Days sales outstanding, or DSO, is a measure of the average number of days it takes for us to collect our accounts receivable, calculated from the date that tests are billed. At both June 30, 2015 and December 31, 2014, our weighted average DSOs was 78 days. The timing of our billing and cash collections also causes fluctuations in our monthly DSOs and accounts receivable. With a new unique CPT code in place, it is necessary for our payors to update their billing systems to reflect this change, which may result in payment delays and a related increase in accounts receivable balances.

The following tables summarize accounts receivable by payor mix at June 30, 2015 and December 31, 2014:

	June 30, 2015
		% of		31 - 60	61 - 90	91 - 120	121 to 180	Over 180
	Total	Total	Current	Days	Days	Days	Days	Days
	(In thousands)
Managed care and other	$31,339	86%	$11,631	$4,260	$2,643	$2,698	$3,951	$6,156
Medicare	5,273	14	4,190	129	133	142	150	529
Total	36,612	100%	$15,821	$4,389	$2,776	$2,840	$4,101	$6,685
Allowance for doubtful accounts	(3,712)
Net accounts receivable	$32,900

	December 31, 2014
		% of		31 - 60	61 - 90	91 - 120	121 to 180	Over 180
	Total	Total	Current	Days	Days	Days	Days	Days
	(In thousands)
Managed care and other	$28,303	73%	$11,469	$3,637	$2,649	$2,085	$2,485	$5,978
Medicare	10,241	27	5,187	3,621	469	190	231	543
Total	38,544	100%	$16,656	$7,258	$3,118	$2,275	$2,716	$6,521
Allowance for doubtful accounts	(3,628)
Net accounts receivable	$34,916

Cash Flows

Net cash used in operating activities was $10.7 million for the six months ended June 30, 2015, compared to net cash provided by operating activities of $2.1 million for the six months ended June 30, 2014. Net cash provided by (used in) operating activities includes net loss adjusted for certain non-cash items and changes in assets and liabilities. Net cash used in operating activities for the six months ended June 30, 2015 reflect net loss of $18.7 million, adjusted for $11.5 million of stock-based compensation and depreciation and amortization expense, a $2.0 million decrease in accounts receivable, a $919,000 increase in accrued expenses and other liabilities partially offset by a $7.0 million deferred tax benefit generated from unrealized gain recognized on available-for-sale marketable securities,  and a $730,000 decrease in accounts payable.  Net cash provided by operating activities for the six months ended June 30, 2014 reflected net loss of $12.1 million, adjusted for $12.1 million of stock-based compensation and depreciation and amortization expense, a $1.9 million increase in accrued expenses and other liabilities, a $1.4 million increase in accrued compensation and a $736,000 decrease in prepaid expenses and other assets offset by a $2.3 million increase in accounts receivable and a $313,000 decrease in deferred revenues.

Net cash provided by investing activities was $1.4 million for the six months ended June 30, 2015, compared to net cash used in investing activities of $4.7 million for the six months ended June 30, 2014. Our investing activities have consisted predominately of purchases and maturities of marketable securities and capital expenditures. Net cash provided by investing activities for the six months ended June 30, 2015 included $10.9 million in net maturities of marketable securities offset by $9.5 million in capital expenditures. Net cash used in investing activities for the six months ended June 31, 2014 included $3.7 million in capital expenditures and $1.1 million in net purchases of marketable securities.

Net cash provided by financing activities was $3.3 million for the six months ended June 30, 2015, compared $1.8 million for the six months ended June 30, 2014. Our financing activities have historically included sales of our equity securities. Net cash provided by financing activities for the six months ended June 30, 2015 included $6.9 million in proceeds from the issuance of our common stock upon the exercise of employee stock options partially offset by cash paid for tax withholdings in the amount of $3.6 million related to net share settlements of RSUs and awards. Net cash provided by financing activities for the six months ended June 30, 2014 included $5.1 million in proceeds from the issuance of our common stock upon the exercise of employee stock options, partially offset by cash paid for tax withholdings in the amount of $3.3 million related to net share settlements of RSUs and awards.

Contractual Obligations

There was no material changes during the interim period in the contractual obligations presented in the latest annual report for the year ended December 31, 2014.

Operating Capital and Capital Expenditure Requirements

We currently anticipate that our cash, cash equivalents and short-term marketable securities, together with payments for our Oncotype DX tests, will be sufficient to fund our operations and facilities expansion plans for at least the next 12 months, including the expansion of our research and development programs, our proprietary liquid platforms development efforts, our efforts to expand adoption of and reimbursement for our Oncotype DX tests and our international expansion efforts. We expect to spend approximately $30 million over the next 12 months for planned laboratory equipment, information technology and facilities expansion. We may also use cash to acquire or invest in complementary businesses, technologies, services or products. We expect that our cash, cash equivalents and short term marketable securities will also be used to fund working capital and for other general corporate purposes, such as licensing technology rights, distribution arrangements for our tests both within and outside of the United States or expanding our direct sales capabilities worldwide.

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

We cannot be certain that our international expansion plans, efforts to expand adoption of and reimbursement for our Oncotype DX tests or the development of future products will be successful or that we will be able to raise sufficient additional funds to see these activities through to a successful result. It may take years to move any one of a number of product candidates in research through development and validation to commercialization.

Our future funding requirements will depend on many factors, including the following:

•	the rate of progress in establishing and maintaining reimbursement arrangements with domestic and international third-party payors;

•	costs associated with expanding our commercial and laboratory operations, including our selling and marketing efforts;

•	the rate of progress and cost of research and development activities associated with expansion of our current tests and the development of new tests;

•	the rate of progress and cost of selling and marketing activities associated with expanding adoption of our Oncotype DX colon and prostate cancer and DCIS tests;

•	the rate of progress and cost of research and development activities associated with NGS and our proprietary liquid platform;

•	costs associated with acquiring, licensing or investing in technologies, including NGS and our proprietary liquid platform;

•	costs associated with acquiring or investing in complementary businesses or assets;

•	costs related to future product launches;

•	costs related to acquiring or achieving access to tissue samples and technologies;

•	costs related to filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the effect of competing technological and market developments;

•	costs related to international expansion;

•	costs and delays in product development as a result of any changes in regulatory oversight applicable to our products or operations;

•	the impact of changes in Federal, state and international taxation; and

•	the economic and other terms and timing of any collaborations, licensing or other arrangements into which we may enter or investments or acquisitions we might seek to effect.

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

Off-Balance Sheet Arrangements

As of June 30, 2015, we had no material off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). This amendment provides guidance to help entities determine whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software or as a service contract. ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. Upon adoption, an entity has the option to apply the provisions of ASU 2015-05 either prospectively to all arrangements entered into or materially modified, or retrospectively. We do not expect the impact of the adoption of the ASU 2015-05 to be material to our consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) to provide guidance on revenue recognition. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We are currently evaluating the impact of adopting ASU 2014-09 on our consolidated financial statements.

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

At June 30, 2015, we had cash, cash equivalents and short-term marketable securities of $119.7 million. We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. The securities in our investment portfolio are classified as available for sale and are, due to their short-term nature, subject to minimal interest rate risk. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels at June 30, 2015, the impact on the fair value of these securities or our cash flows or income would not be material.

Foreign Currency Exchange Risk

Substantially all of our revenues are recognized in U.S. dollars, although a growing percentage is denominated in foreign currency as we expand into markets outside of the United States. Certain expenses related to our international activities are payable in foreign currencies. As a result, factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets will affect our financial results. We recognized net foreign currency gains (losses) of $324,000 and $(62,000) for the three and six months ended June 30, 2015, respectively, compared to net foreign exchange transaction gains (losses) of $9,000 and $(217,000) for the three and six months ended June 30, 2014, respectively. The functional currency of our wholly-owned subsidiaries is the U.S. dollar, so we are not currently subject to gains and losses from foreign currency translation of the subsidiary financial statements. We currently do not hedge foreign currency exchange rate exposure. Although the impact of currency fluctuations on our financial results has been immaterial in the past, there can be no guarantee that the impact of currency fluctuations related to our international activities will not be material in the future.

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

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the second quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS.

We have a history of net losses, we may incur net losses in the future, and we expect to continue to incur significant expenses to develop and market our tests, which may make it difficult for us to achieve sustained profitability.

We have historically incurred substantial net losses. From our inception in August 2000 through June 30, 2015, we had an accumulated deficit of $213.6 million. We expect to continue to invest in our product pipeline, including our current Oncotype DX tests and future products, and in our global commercial infrastructure, our laboratory operations and next generation sequencing and other technology, including liquid biopsy. For the three and six months ended June 31, 2015, our research and development expenses were $14.6 million and $33.7 million, respectively, and our selling and marketing expenses were $37.2 million and $72.6 million, respectively. We expect our expense levels to continue to increase for the foreseeable future as we seek to globally expand the clinical utility of our Oncotype DX breast cancer test, drive adoption of and reimbursement for our Oncotype DX colon cancer and prostate cancer tests and develop and commercialize new tests. As a result, we will need to generate significant growth in revenues in order to achieve sustained profitability. Our failure to achieve sustained profitability in the future could cause the market price of our common stock to decline.

Continued weak general economic or business conditions could have a negative impact on our business.

Continuing concerns over entitlement and healthcare reform efforts, regulatory changes and taxation issues, and geopolitical issues have contributed to continued volatility and uncertain expectations for both the U.S. and global economies. These factors, combined with uncertainties in business and consumer confidence and continued concerns regarding the stability of some European Union member countries, have contributed to the expectations of slower domestic and global economic growth in the near term. These economic conditions continued to impact product payment cycles, growth in tests delivered and product revenues generated during three and six months ended June 30, 2015. If the economic environment does not improve or deteriorates, our business, including our patient population, our suppliers and our third‑party payors, could be negatively affected, resulting in a negative impact on our product revenues.

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

State legislation on reimbursement applies to Medicaid reimbursement and Managed Medicaid reimbursement rates within that state. Some states have passed or proposed legislation that would revise reimbursement methodology for clinical laboratory payment rates under those Medicaid programs. In October 2011, CMS approved California’s plan to reduce certain Medi‑Cal payments by 10% retroactive to June 1, 2011. In February 2012, Medi‑Cal began the recoupment process by sporadically adjusting payments on new claims. According to the California Department of Health Care Services, the cut applies to various healthcare providers and outpatient services including laboratory services with certain exceptions. State legislation requires the Department of Health Care Services to develop a new rate-setting methodology for clinical laboratories and laboratory services that is based on the average of the lowest prices other third-party payers are paying for similar services, and to implement an additional 10% reduction to payments for clinical laboratory or laboratory services retroactive to July 1, 2012 with the legislation mandating that these reductions continue until the new rate methodology has been approved by CMS.  The Department of Health Care Services, or DHCS, has developed the new rate methodology, which involves the use of the range of rates that fell between zero and 80% of the calculated California Medicare rate and the calculation of a weighted average (based on units billed) of such rates. DHCS was targeting a July 1, 2015 effective date this new methodology, however, it has not yet been implemented.

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

If pre-market review is required, our business could be negatively impacted until such review is completed and clearance or approval is obtained, and the FDA could require that we stop selling our tests pending pre‑market clearance or approval. If our tests are allowed to remain on the market but there is uncertainty about the regulatory status of our tests, if they are labeled investigational by the FDA, or if labeling claims the FDA allows us to make are more limited than the claims we currently make, orders or reimbursement may decline. The regulatory approval process may involve, among other things, successfully completing additional clinical trials and submitting a pre‑market clearance notice or filing a pre‑market approval application with the FDA. If pre‑market review is required by the FDA, there can be no assurance that our tests will be cleared or approved on a timely basis, if at all, nor can there be assurance that the labeling claims cleared or approved by the FDA will be consistent with our current claims or adequate to support continued adoption of and reimbursement for our tests. Ongoing compliance with FDA regulations would increase the cost of conducting our business, and subject us to inspection by and the regulatory requirements of the FDA, for example registration and listing and medical device reporting, and penalties in the event we fail to comply with these requirements. We may also decide voluntarily to pursue FDA pre‑market review of our tests if we determine that doing so would be appropriate.

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

If the FDA decides to regulate our tests, it may require additional pre-market clinical testing before clearing or approving such tests for commercial sales. Such pre-market clinical testing could delay the commencement or completion of clinical testing, significantly increase our test development costs, delay commercialization of any future tests, and interrupt sales of our current tests. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to delay or denial of regulatory clearance or approval. The commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the clinical trial.

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

Because of Medicare billing rules or changes in Medicare billing rules and processes, we may not receive reimbursement for all tests provided to Medicare patients or may experience delays of receiving payments.

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

Although we believe patients coming under these rules represent less than 1% of our total claims, these billing rules may lead to confusion regarding whether Medicare provides adequate reimbursement for our tests, and could discourage providers from ordering our tests for Medicare patients. In addition, compared to our breast cancer tests, a greater proportion of eligible patients for our colon and prostate tests are covered by Medicare. We cannot assure you that Medicare will reverse these billing rules or that Medicare will not extend this limitation in the future. In addition, changes in Medicare billing rules and processes could result in delays in receiving payments and any such delays could affect our results of operations.

We depend on Medicare for a significant portion of our product revenues and if Medicare or other significant payors stop providing reimbursement or decrease the amount of reimbursement for our tests, our revenues could decline.

Reimbursement on behalf of patients covered by Medicare accounted for 20% of our product revenues for the three and six months ended June 30, 2015 and 2014. Accounts receivable on behalf of patients directly covered by Medicare represented 14% and 27% of our net accounts receivable at June 30, 2015 and December 31, 2014, respectively. While there were no other third-party payors representing 10% or more of our product revenues for these periods, there have been in the past, and may be in the future, other payors accounting for 10% or more of our product revenues. Because the majority of stage II and stage III colon cancer patients and prostate cancer patients in the United States are age 65 and over, and thus eligible for Medicare, we may become more dependent on Medicare reimbursement in the future. It is possible that Medicare or other third-party payors that provide reimbursement for our tests may suspend, revoke or discontinue coverage at any time, may require co-payments from patients, or may reduce the reimbursement rates payable to us. Any such action could have a negative impact on our revenues.

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

We have multiple tests in development and devote considerable resources to research and development. There can be no assurance that our technologies will be capable of reliably predicting the recurrence of cancers other than breast, colon and prostate cancer with the sensitivity and specificity necessary to be clinically useful and commercially viable, or that our colon or prostate cancer tests will result in commercially successful products. In addition, before we can develop diagnostic tests for new cancers or other diseases and commercialize any new products, we will need to:

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

Our product development process involves a high degree of risk and may take several years. Our product development efforts may fail for many reasons, including:

•	failure of the product at the research or development stage;

•	difficulty in accessing tissue and blood samples;

•	challenges in timely patient enrollment in future clinical trials; or

•	lack of clinical validation data to support the effectiveness of the product.

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

Our research and development efforts will be hindered if we are not able to contract with third parties for access to tissue and blood samples or complete timely enrollment in future clinical trials.

Under standard clinical practice, tumor biopsies removed from patients are typically chemically preserved and embedded in paraffin wax and stored. Our clinical development relies on our ability to secure access to these tumor biopsy samples, as well as information pertaining to their associated clinical outcomes. Generally, the agreements under which we gain access to archival samples are nonexclusive. Other companies study archival samples and often compete with us for access. Additionally, the process of negotiating access to archived samples is lengthy since it typically involves numerous parties and approval levels to resolve complex issues such as usage rights, institutional review board approval, privacy rights, publication rights, intellectual property ownership and research parameters. In addition, our liquid biopsy-based tests in development require that we be able to access blood samples. If we are not able to negotiate access to clinical samples with hospitals, clinical partners, pharmaceutical companies, or companies developing therapeutics on a timely basis, or at all, or if other laboratories or our competitors secure access to these samples before us, our ability to research, develop and commercialize future products will be limited or delayed. Finally, we may not be able to conduct or complete clinical trials on a timely basis if we are not able to enroll sufficient numbers of patients in such trials, and our failure to do so could have an adverse effect on our research and development and product commercialization efforts.

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

As of June 30, 2015, we have entered into exclusive distribution agreements for the sale of our tests with distributors covering more than 90 countries. We may enter into other similar arrangements to distribute our tests in other countries in the future. We intend to continue to grow our business internationally, and to do so we may need to attract additional distributors to expand the territories in which we sell our tests. Distributors may not commit the necessary resources to market and sell our tests to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to enter into arrangements with distributors to market our tests in particular geographic areas, we may not realize long‑term international revenue growth. In addition, our revenue from distributors could be negatively impacted as a result of changes in business cycles, business or economic conditions, changes in foreign currency exchange rates that make our tests more expensive in our distributors’ local currencies or other factors that could affect their ability to pay us for tests on a timely basis or at all. Regulatory requirements, costs of doing business outside of the United States and the reimbursement process in foreign markets may also impact our revenues from international sales or impact our ability to increase international sales in the future.

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

Our marketable securities are subject to risks that could adversely affect our financialresults.

We invest our cash in accordance with an established internal policy in instruments which historically have been highly liquid and carried relatively low risk. However, similar types of investments have in the past and may in the future experience losses in value or liquidity issues which differ from historical patterns. In addition, in February 2015, a privately-held company in which we had invested completed its initial public offering and is therefore recorded in short-term marketable securities at June 30, 2015. The total fair value of this security was 34% of total short-term marketable securities as of June 30, 2015 and as a newly issued public security, it may be subject to volatility in its market value. For example, the price of this security fluctuated between $8.49 per share and $22.35 per share since the initial public offering in February 2015, and the stock may experience additional volatility in connection with timing of transfer restrictions, including the expiration of the lock-up in August 2015. Should a portion of our marketable securities lose value or have their liquidity impaired, it could negatively affect our financial results and our ability to fund our operations, and we may need to seek additional financing sooner than we might otherwise. Such financing, if available, may not be available on commercially reasonable terms.

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

We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, commercial operations and research and development activities. Specifically, we may need to raise capital to, among other things:

•	sustain commercialization of our Oncotype DX tests and enhancements to those tests;

•	fund commercialization of any future tests we may develop;

•	increase our selling and marketing efforts to drive market adoption and address competitive developments;

•	further expand our clinical laboratory operations;

•	expand our technologies into other areas of cancer or other diseases;

•	expand our research and development activities;

•	acquire, license or invest in technologies, including liquid biopsy;

•	acquire or invest in complementary businesses or assets; and

•	finance capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

•	the rate of progress in establishing and maintaining reimbursement arrangements with domestic and international third-party payors;

•	costs associated with expanding our commercial and laboratory operations, including our selling and marketing efforts;

•	the rate of progress and cost of research and development activities associated with expansion of our Oncotype DX breast, colon and prostate cancer tests;

•	the rate of progress and cost of selling and marketing activities associated with establishing adoption of and reimbursement for our Oncotype DX tests;

•	costs related to future product launches;

•	the rate of progress and cost of research and development activities associated with products in research and development focused on cancers other than breast, colon and prostate cancer;

•	the rate of progress and cost of research and development activities associated with next generation sequencing;

•	cost associated with acquiring, licensing or investing in technologies, including next generation sequencing and liquid biopsy;

•	costs associated with acquiring or investing in complementary businesses or assets;

•	costs related to acquiring or achieving access to tissue samples and technologies;

•	costs associated with filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the effect of competing technological and market developments;

•	costs related to international expansion;

•	costs and delays in product development as a result of any changes in regulatory oversight applicable to our products or operations;

•	the impact of changes in Federal, state and international taxation; and

•	the economic and other terms and timing of any collaborations, licensing or other arrangements into which we may enter or investments or acquisitions we may seek to effect.

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

We receive a portion of our revenues and pay a portion of our expenses in currencies other than the U.S. dollar, such as the Euro, the Swiss franc, the British pound and the Canadian dollar. As a result, we are at risk from exchange rate fluctuations between such foreign currencies and the U.S. dollar, which could affect our results of operations. For the three and six months ended June 30, 2015, approximately 10% of our total product revenues came from foreign denominated currencies. If the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in decreased revenues, operating expenses and net income. We may not be able to offset adverse foreign currency impact with increased revenues. We have not to date utilized hedging strategies to mitigate foreign currency risk and even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1*	Amended and Restated Genomic Health, Inc. 2005 Stock Incentive Plan (As amended on April 25, 2015).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1#	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
32.2#	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

GENOMIC HEALTH, INC.

Date: August 6, 2015	By:	/s/ Kimberly J. Popovits
Kimberly J. Popovits
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2015	By:	/s/ G. Bradley Cole
G. Bradley Cole
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

GENOMIC HEALTH, INC.

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Amended and Restated Genomic Health, Inc. 2005 Stock Incentive Plan (As amended on April 25, 2015).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1#	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
32.2#	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*    Indicates management contract or compensatory plan or arrangement.

#In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act.