Form 10-Q
period 2015-09-30
GENOMIC HEALTH INC
filed 2015-11-05
CIK 1131324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 32,542,356 as of October 31, 2015.

GENOMIC HEALTH, INC.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

GENOMIC HEALTH, INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$28,010	$29,726
Short-term marketable securities (see Note 3)	70,003	73,934
Accounts receivable (net of allowance for doubtful accounts; 2015—$3,926, 2014—$3,628)	33,754	34,916
Prepaid expenses and other current assets	10,238	9,944
Total current assets	142,005	148,520
Property and equipment, net	34,682	21,860
Other assets	1,656	15,541
Total assets	$178,343	$185,921
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,595	$6,987
Accrued compensation and employee benefits	20,804	17,708
Accrued license fees	2,197	2,656
Accrued expenses and other current liabilities	14,465	10,444
Deferred revenues	251	335
Other current liabilities	208	208
Total current liabilities	43,520	38,338

Other liabilities	2,294	2,070
Commitments (see Note 5)
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	386,738	370,496
Accumulated other comprehensive income (loss)	1,332	(15)
Accumulated deficit	(225,434)	(194,861)
Treasury stock, at cost	(30,110)	(30,110)
Total stockholders’ equity	132,529	145,513
Total liabilities and stockholders’ equity	$178,343	$185,921

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Product revenues	$73,554	$69,101	$212,325	$206,580
Operating expenses:
Cost of product revenues	13,718	11,979	39,513	36,241
Research and development	13,480	13,891	47,193	40,527
Selling and marketing	35,369	34,059	107,964	102,702
General and administrative	16,425	15,007	48,594	44,750
Total operating expenses	78,992	74,936	243,264	224,220
Loss from operations	(5,438)	(5,835)	(30,939)	(17,640)
Interest income	54	47	163	144
Other income (expense), net	(158)	(345)	(207)	(537)
Loss before income taxes	(5,542)	(6,133)	(30,983)	(18,033)
Income tax (benefit) expense	6,301	129	(410)	292
Net loss	$(11,843)	$(6,262)	$(30,573)	$(18,325)
Basic and diluted net loss per share	$(0.36)	$(0.20)	$(0.95)	$(0.58)
Shares used in computing basic and diluted net loss per share	32,498	31,590	32,294	31,339

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net loss	$(11,843)	$(6,262)	$(30,573)	$(18,325)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale marketable securities, net of tax expense (benefit) of $6,206 and $(765) for the three and nine months ended September 30, 2015, respectively, and $0 for the three and nine months ended September 30, 2014	(10,696)	(5)	1,347	(14)
Comprehensive loss	$(22,539)	$(6,267)	$(29,226)	$(18,339)

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Operating activities
Net loss	$(30,573)	$(18,325)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,076	5,197
Employee stock-based compensation	12,055	12,596
Write-off of previously capitalized software costs	635	—
Impairment of assets held for sale and long-lived assets	—	414
Outside director restricted stock awarded in lieu of fees	150	170
Gain on disposal of property and equipment	(61)	(72)
Deferred tax benefit from unrealized gain on available-for-sale marketable securities	(765)	—
Changes in assets and liabilities:
Accounts receivable	1,162	(1,521)
Prepaid expenses and other assets	(383)	242
Accounts payable	(1,816)	672
Accrued compensation and employee benefits	3,096	650
Accrued expenses and other liabilities	1,863	2,979
Deferred revenues	(84)	(397)
Net cash (used in) provided by operating activities	(9,645)	2,605
Investing activities
Purchases of property and equipment	(16,056)	(5,588)
Proceeds from sale of property and equipment	42	117
Purchases of marketable securities	(54,605)	(72,221)
Maturities of marketable securities	74,505	76,826
Purchase of other investments	—	(2,000)
Net cash provided by (used in) investing activities	3,886	(2,866)
Financing activities
Net proceeds from issuance of common stock under stock plans	7,766	7,703
Withholding taxes related to restricted stock units net share settlement	(3,723)	(3,483)
Net cash provided by financing activities	4,043	4,220
Net (decrease) increase in cash and cash equivalents	(1,716)	3,959
Cash and cash equivalents at the beginning of period	29,726	33,279
Cash and cash equivalents at the end of period	$28,010	$37,238
Non-cash investing and financing activities
Accrued purchase of property and equipment	$4,128	$874
Change in fair value of equity investment	$2,083	$—

See accompanying notes.

GENOMIC HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. The Company had two wholly-owned subsidiaries at September 30, 2015: Genomic Health International Holdings, LLC, which was established in Delaware in 2010 and supports the Company’s international sales and marketing efforts; and Oncotype Laboratories, Inc., which was established in 2012, and is inactive. Genomic Health International Holdings, LLC has 10 wholly-owned subsidiaries. The functional currency for the Company’s wholly-owned subsidiaries incorporated outside the United States is the U.S. dollar. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation and Use of Estimates

The accompanying interim period condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated balance sheet as of September 30, 2015, condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014, and condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2014 has been derived from audited financial statements, but it does not include certain information and notes required by GAAP for complete consolidated financial statements.

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

Certain reclassifications have been made to prior period amounts to conform to the current period presentation. For the three and nine months ended September 30, 2014, a reclassification of certain expenses from research and development to selling and marketing was made in the condensed consolidated statements of operations to conform to the current period presentation.

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

From time to time, the Company receives requests for refunds of payments, generally due to overpayments made by third-party payors. Upon becoming aware of a refund request, the Company establishes an accrued liability for tests covered by the refund request until such time as the Company determines whether or not a refund is due. Accrued refunds were $532,000 and $944,000 at September 30, 2015 and December 31, 2014, respectively, and are included in accrued expenses and other current liabilities.

Advance payments received in excess of revenues recognized are classified as deferred revenue until such time as the revenue recognition criteria have been met.

Allowance for Doubtful Accounts

The Company accrues an allowance for doubtful accounts against its accounts receivable based on estimates consistent with historical payment experience. Bad debt expense is included in general and administrative expense on the Company’s condensed consolidated statements of operations. Accounts receivable are written off against the allowance when the appeals process is exhausted, when an unfavorable coverage decision is received or when there is other substantive evidence that the account will not be paid. The Company’s allowance for doubtful accounts as of September 30, 2015 and December 31, 2014 was $3.9 million and $3.6 million, respectively. Write-offs for doubtful accounts of $1.7 million and $4.0 million were recorded against the allowance during the three and nine months ended September 30, 2015, respectively, and write-offs of $1.0 million and $4.0 million were recorded against the allowance during the three and nine months ended September 30, 2014, respectively. Bad debt expense was $2.1 million and $4.7 million for the three and nine months ended September 30, 2015, respectively, and $1.7 million and $4.8 million for the three and nine months ended September 30, 2014, respectively.

Investments in Equity Securities

Beginning in 2011, the Company made investments in various tranches of the preferred stock of Invitae Corporation (“Invitae”), which at the time was a privately-held company, such that the carrying value of this investment was $13.9 million at December 31, 2014. On February 18, 2015, Invitae completed an initial public offering of its common stock and the Company’s preferred stock investment automatically converted into 2,207,793 shares of Invitae common stock. This investment is accounted for under the cost method as an available-for-sale marketable security and valued at $15.9 million at September 30, 2015. Unrealized gains or losses resulting from changes in the fair value of this investment will be recorded in other comprehensive income until the securities are sold. These securities were subject to a lock-up agreement that expired in August 2015 and continue to be subject to the resale limitations of Rule 144 under the Securities Act of 1933.

Property and Equipment

Property and equipment, including purchased and internally developed software are stated at cost. Depreciation is calculated using the straight‑line method over the estimated useful lives of the assets, which generally range from three to seven years. Leasehold improvements are amortized using the straight‑line method over the estimated useful lives of the assets or the remaining term of the lease, whichever is shorter. The Company wrote off $57,000 and $635,000 of previously capitalized software costs for the three and nine months ended September 30, 2015, respectively.

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

Options to purchase 671,000 and 853,000 shares of the Company’s common stock were outstanding during the three and nine months ended September 30, 2015, respectively, and 106,000 and 116,000 RSUs were outstanding during the three and nine months ended September 30, 2015, respectively, but were not included in the computation of diluted net loss per share because their effect is anti-dilutive.  Options to purchase 1.0 million shares of the Company’s common stock were outstanding during the three and nine months ended September 30, 2014, respectively, and 139,000 and 109,000 RSUs were outstanding during the three and nine months ended September 30, 2014, respectively, but were not included in the computation of diluted net loss per share because their effect is anti-dilutive.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis at either September 30, 2015 or December 31, 2014, respectively. The following tables set forth the

Company’s financial instruments that were measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014 by level within the fair value hierarchy:

	Actively Quoted	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance at
	Assets	Inputs	Inputs	September 30,
	Level 1	Level 2	Level 3	2015
	(In thousands)
As of September 30, 2015:
Assets
Money market deposits	$19,130	$—	$—	$19,130
Commercial paper	—	18,749	—	18,749
Corporate debt securities	—	36,065	—	36,065
Corporate equity securities	—	15,940	—	15,940
Total	$19,130	$70,754	$—	$89,884

	Actively Quoted	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance at
	Assets	Inputs	Inputs	December 31,
	Level 1	Level 2	Level 3	2014
	(In thousands)
As of December 31, 2014:
Assets
Money market deposits	$12,397	$—	$—	$12,397
Commercial paper	—	29,749	—	29,749
Corporate debt securities	—	46,435	—	46,435
Total	$12,397	$76,184	$—	$88,581

The Company’s commercial paper and corporate bonds are classified as Level 2 as they are valued using multi-dimensional relational pricing models that use observable market inputs, including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data. Not all inputs listed are available for use in the evaluation process on any given day for each security evaluation. In addition, market indicators and industry and economic events are monitored and may serve as a trigger to acquire further corroborating market data. The Company’s corporate equity securities are classified as Level 2 while subject to certain restrictions on sale. The Company’s corporate equity securities at September 30, 2015 were previously recorded as investments in a privately held company and included in other assets as of December 31, 2014. There were no transfers between Level 1 and Level 2 categories during the three or nine months ended September 30, 2015 and 2014, respectively.

All of the Company’s marketable securities are classified as available-for-sale. The following tables illustrate the Company’s available-for-sale marketable securities as of the dates indicated:

	September 30, 2015
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Commercial paper	$18,732	$17	$—	$18,749
Corporate debt securities	35,317	1	(4)	35,314
Corporate equity securities	13,857	2,083	—	15,940
Total	$67,906	$2,101	$(4)	$70,003

	December 31, 2014
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Commercial paper	$29,730	$19	$—	$29,749
Corporate debt securities	44,219	—	(34)	44,185
Total	$73,949	$19	$(34)	$73,934

The Company had no realized gains or losses on available-for-sale marketable securities for the three and nine months ended September 30, 2015 and 2014, respectively.

All of the Company’s available-for-sale marketable securities had contractual maturities of one year or less as of September 30, 2015 and December 31, 2014.

Note 4. Collaboration and Commercial Technology Licensing Agreements

The Company has entered into a variety of collaboration and specimen transfer agreements relating to its development efforts. The Company recorded collaboration expenses of $1.4 million and $10.8 million for the three and nine months ended September 30, 2015, respectively, and $1.9 million and $4.1 million for the three and nine months ended September 30, 2014, respectively, relating to services provided in connection with these agreements. The $10.8 million of collaboration expense for the nine months ended September 30, 2015 includes a one-time $5.5 million expense for the wind-down of a license agreement and development program as described below. In addition to these expenses, some of the agreements contain provisions for royalties from inventions resulting from the collaborations. The Company has specified options and rights relating to joint inventions arising out of the collaborations.

The Company is a party to various agreements under which it licenses technology on a non-exclusive basis in the field of human diagnostics. Access to these licenses enables the Company to process its Oncotype DX tests. While certain agreements contain provisions for fixed annual payments, license fees are generally calculated as a percentage of product revenues, with rates that vary by agreement and may be tiered, and payments that may be capped at annual minimum or maximum amounts. The Company recognized costs recorded under these agreements totaling $2.3 million and $6.9 million for the three and nine months ended September 30, 2015, respectively, and $2.4 million and $7.2 million for the three and nine months ended September 30, 2014, respectively, which were included in cost of product revenues.

In November 2013, the Company entered into an exclusive license agreement to develop and commercialize a test to predict benefit from DNA damage-based chemotherapy drugs, such as anthracycline-based regimens, in high risk breast cancer. The Company made an up-front payment of $9.0 million, which was recognized in research and development expense in the fourth quarter of 2013, and milestone payments would have been required if certain clinical and commercial endpoints were achieved in the future. With successful commercialization of a test, the Company would have been obligated to pay royalties. During the quarter ended March 31, 2015, the Company accrued $5.5 million in anticipation of the wind-down of this license agreement and development program, which was recognized as research and development expense in the accompanying condensed consolidated statements of operations. The license agreement was terminated in May 2015 and, as a result, the Company has no future obligations under this agreement.

The Company is required to make a series of fixed annual payments under a collaboration agreement beginning with the one year anniversary of achieving a key milestone for the Company’s DCIS clinical study in June 2014. As of September 30, 2015, future annual payments under this agreement totaled $1.7 million, including payments of $604,000, $604,000, and $504,000 due in 2015, 2016, and 2017, respectively.

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

Future non-cancelable commitments under these operating leases at September 30, 2015 were as follows:

Annual
Payments
(In thousands)
Years Ending December 31,
2015 (remainder of year)	$986
2016	3,871
2017	3,867
2018	2,476
2019	504
Total minimum payments	$11,704

Note 6. Stock-Based Compensation

Stock Options

The Company granted options to purchase 17,000 and 449,667 shares of common stock to employees during the three and nine months ended September 30, 2015, respectively, and options to purchase 442,010 shares of common stock to employees during nine months ended September 30, 2014. There were no options granted during the three months ended September 30, 2014. For the three and nine months ended September 30, 2015, the Company issued 69,123 and 335,192 shares of common stock in connection with the exercise of stock options with a weighted-average exercise price of $12.62 and $15.70 per share, respectively. For the three and nine months ended September 30, 2014, the Company issued 166,090 and 424,840 shares of common stock in connection with the exercise of stock options with a weighted-average exercise price of $15.47 and $12.85 per share, respectively.

Performance-Based Vesting Stock Options

During the nine months ended September 30, 2015, the Company granted performance-based vesting stock options (“PV stock options”) to purchase 148,100 shares of common stock. There were no PV stock options granted during the three months ended September 30, 2015 or the three and nine months ended September 30, 2014. The number of shares potentially issuable under PV stock options is subject to the attainment of pre-established, objective performance goals over a specified period.  In addition, the awards have a service vesting criteria following the achievement of performance criteria through February 2019.

The Company recognizes the fair value of these awards to the extent the achievement of the related performance criteria is estimated to be probable. If a performance criterion is subsequently determined to not be probable of achievement, any related expense is reversed in the period such determination is made. Conversely, if a performance criterion is not currently expected to be achieved but is later determined to be probable of achievement, a “catch-up” entry is recorded in the period such determination is made for the expense that would have been recognized had the performance criterion been probable of achievement since the grant of the award. As of September 30, 2015, the achievement of the performance criteria was not estimated to be probable.  Changes in the Company’s assessment of the probability of achievement of performance criteria could result in expense being accrued or reversed in future periods.

Restricted Stock Units

During the three and nine months ended September 30, 2015, the Company awarded 19,319 and 403,825 RSUs with a grant-date fair value of $530,000 and $12.5 million, or $27.46 and  $30.85 per share, respectively. During the three and nine months ended September 30, 2014, the Company awarded 21,970 and 367,157 RSUs with a grant-date fair value of $607,000 and $10.7 million, or $27.64 and $29.07 per share, respectively. Each RSU entitles the recipient to receive one share of the Company’s common stock upon vesting. RSUs awarded to employees generally vest as to one-third of the total number of shares awarded annually over a three-year period. During the three and nine months ended September 30, 2015, the Company issued 9,780 and 174,997 shares of common stock in connection with the vesting of RSUs with a weighted-average grant date fair value of $31.72 and $29.79 per share, respectively. During the three and nine months ended September 30, 2014, the Company issued 9,901 and 182,574 shares of common stock in connection with the vesting of RSUs with a weighted-average grant date fair value of $30.69 and $28.30 per share, respectively.

Performance-Based Vesting Restricted Stock Units

During the nine months ended September 30, 2015, the Company awarded 22,980 performance-based vesting restricted stock units (“PVRSUs”) with a grant-date fair value of $715,000, or $31.12 per share. The amount potentially available under a PVRSU is subject to the attainment of pre-established, objective performance goals over a specified period. In addition, the awards have a service vesting criteria following the achievement of performance criteria through February 2018. During the nine months ended September 30, 2014, the Company awarded 44,630 PVRSUs with a grant-date fair value of $1.2 million or $27.21 per share. In addition, these awards have a service vesting criteria following the achievement of performance criteria through February 2016. During the nine months ended September 30, 2015, the Company issued 4,227 shares of common stock in connection with the vesting of PVRSUs with a weighted-average grant date fair value of $27.21 per share.  As of September 30, 2015, there were 29,133 PVRSUs outstanding with a grant date fair value of $883,000.

The Company recognizes the fair value of these awards to the extent the achievement of the related performance criteria is estimated to be probable. If a performance criterion is subsequently determined to not be probable of achievement, any related expense is reversed in the period such determination is made. Conversely, if a performance criterion is not currently expected to be achieved but is later determined to be probable of achievement, a “catch-up” entry is recorded in the period such determination is made for the expense that would have been recognized had the performance criterion been probable of achievement since the grant of the award. As of September 30, 2015, the achievement of the performance criteria was not estimated to be probable.  Changes in the Company’s assessment of the probability of achievement of performance criteria could result in expense being accrued or reversed in future periods.

Restricted Stock in Lieu of Directors’ Fees

Outside members of the Company’s Board of Directors may elect to receive fully-vested restricted stock in lieu of cash compensation for services as a director. During the three and nine months ended September 30, 2015, the Company issued 1,825 and 5,025 shares of restricted stock to outside directors, with a grant date fair value of $50,000 and $150,000, and a weighted-average grant date fair value of $27.34 and $29.79 per share, respectively. During the three and nine months ended September 30, 2014, the Company issued 2,148 and 6,109 shares of restricted stock to outside directors, with a grant date fair value of $60,000 and $170,000, and a weighted-average grant date fair value of $27.86 and $27.78 per share, respectively.

Employee Stock Purchase Plan

During the nine months ended September 30, 2015, 108,674 shares of common stock were issued under the Company’s Employee Stock Purchase Plan (“ESPP”). There were no shares issued during the three months ended September 30, 2014. A total of 1,250,000 shares of common stock have been reserved for issuance under the ESPP, of which 651,064 shares were available for issuance as of September 30, 2015. As of September 30, 2015, there was $222,000 of unrecognized compensation expense related to the ESPP, which is expected to be recognized over a period of two months.

Employee Stock-Based Compensation Expense

The Company recognized employee stock-based compensation expense of $3.9 million and $12.1 million for the three and nine months ended September 30, 2015, respectively, and $4.0 million and $12.6 million for the three and nine months ended September 30, 2014, respectively. Employee stock-based compensation expense includes expense related to stock option grants, RSU awards, PVRSU awards and stock purchased under the ESPP. Employee stock-based compensation expense is calculated based on awards expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Employee stock-based compensation expense also includes expense related to stock options granted to outside directors of the Company.

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

Note 7. Segment Information

The Company operates in one business segment, which primarily focuses on the development and global commercialization of genomic based clinical laboratory services that analyze the underlying biology of cancer, allowing physicians and patients to make individualized treatment decisions. As of September 30, 2015, the majority of the Company’s product revenues have been derived from sales of one product, the Oncotype DX breast cancer test.

The following table summarizes total revenue from customers by geographic region. Product revenues are attributed to countries based on ship-to location.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
United States	$63,051	$57,777	$181,459	$171,863
Outside of the United States	10,503	11,324	30,866	34,717
Total revenues	$73,554	$69,101	$212,325	$206,580

Note 8. Income Taxes

The Company recorded income tax expense of $6.3 million and an income tax benefit of $410,000 for the three and nine months ended September 30, 2015, respectively, which was computed using the “discrete” (or “cut-off”) method.  The income tax expense and benefit for the three and nine months ended September 30, 2015 are principally comprised of a deferred tax expense and a deferred tax benefit generated by the unrealized gain recognized during the period on available-for-sale marketable securities, which is included in other comprehensive income. The intraperiod tax allocation rules limit the amount of benefit recognized to the lesser of year-to-date pre-tax loss or year-to-date unrealized gain recognized on available-for-sale marketable securities included in other comprehensive income. Therefore, the tax benefit will change accordingly in subsequent periods. The deferred tax expense of $6.2 million recorded in the three months ended September 30, 2015 was increased by $96,000 of miscellaneous state income tax and foreign income tax expense. The deferred tax benefit of $765,000 recorded in the nine months ended September 30, 2015 was offset by $355,000 of miscellaneous state income tax and foreign income tax expense. Income tax expense for the three and nine months ended September 30, 2014 was $129,000 and $292,000, respectively, which was computed using the same method and was principally comprised of state income taxes and foreign taxes.

Based on all available objective evidence, the Company believes that it is more likely than not that its net deferred tax assets will not be fully realized. Accordingly, the Company maintained a valuation allowance against all of its net deferred tax assets as of each of September 30, 2015 and December 31, 2014. The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

The Company had $1.6 million of unrecognized tax benefits at each of September 30, 2015 and December 31, 2014. The Company does not anticipate a material change to its unrecognized tax benefits over the next 12 months that would affect its effective tax rate. Unrecognized tax benefits may change during the next 12 months for items that arise in the ordinary course of business.

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

For the three and nine months ended September 30, 2015, we delivered more than 27,820 and 79,340 Oncotype DX test reports for use in treatment planning, respectively, an increase of 17% and 12%, respectively, from the more than 23,700 and 70,850 reports delivered for the same periods in 2014. All of our tests are conducted at our clinical reference laboratory in Redwood City, California. Our clinical reference laboratory processing capacity is currently approximately 115,000 tests annually, and has significant expansion capacity with incremental increases in laboratory personnel and equipment. The Oncotype DX breast, colon, and prostate cancer tests analyze different genes. However, all of the tests are based on a similar Oncotype DX reverse transcription polymerase chain reaction, or RT-PCR platform. We believe that we currently have sufficient capacity to process current demand for our tests.

In connection with the May 2013 launch of our prostate cancer test, we have expanded our clinical laboratory processing capacity. We expect our continued commercialization efforts of our prostate cancer test will result in increased costs for laboratory testing, including staffing-related costs, incremental sales and marketing personnel to introduce our product to a new group of physicians and patients, costs for clinical utility studies and costs associated with obtaining reimbursement coverage.

We depend upon third-party payors, both public and private, to provide reimbursement for our tests. Accordingly, we have and expect to continue to focus substantial resources on obtaining and maintaining reimbursement coverage from third-party payors.

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

The majority of our international Oncotype DX breast and colon cancer test revenues come from direct payor reimbursement, payments from our distributors, patient self-pay, and clinical collaborations in various countries. We have obtained some coverage, which varies substantially from country to country, for our breast cancer test outside of the United States, including in Argentina, Canada, the Czech Republic, Germany, Greece, Ireland, Israel, Saudi Arabia, Spain, Switzerland and the United Kingdom. In September 2013, we announced that the National Institute for Health and Care Excellence (NICE) in the United Kingdom issued its final guidance recommending Oncotype DX as the only multi-gene breast cancer test for use in clinical practice to guide chemotherapy treatment decisions for patients with early-stage, hormone receptor-positive, lymph node negative, human epidermal growth factor receptor 2 negative, invasive breast cancer. We have established reimbursement with NHS England following NICE’s recommendation for our breast cancer test, similar to our contracting process with U.S. insurers, and in April 2015, we began experiencing an increase in test orders from the United Kingdom. We are in the process of completing contractual arrangements with more than 100 NHS England trusts, which is necessary to begin to receive payment from each trust and recognize revenue on these tests. During the quarter ended September 30, 2015, we began to receive payments from NHS England trusts with whom we have completed contractual arrangements. In April 2014, we announced that the Gynecologic Oncology Working Group (AGO) in Germany updated their guidelines to recommend Oncotype DX as the only breast cancer gene expression test to predict chemotherapy benefit in early-stage, hormone receptor-positive invasive breast cancer. We expect that it will take several years to establish broad coverage and reimbursement for our Oncotype DX breast, colon and prostate cancer tests with payors in countries outside of the United States and there can be no assurance that our efforts will be successful.

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

In September 2015, initial results from the Trial Assigning Individual Options for Treatment (Rx), or TAILORx, a multi-center, prospectively conducted trial of more than 10,000 women with early stage breast cancer were published in The New England Journal of Medicine. The trial demonstrated that a group of trial participants with an Oncotype DX breast cancer score of 10 or less who received hormonal therapy alone without chemotherapy had less than 1% chance of recurrence at 5 years.

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

In June 2014, we announced positive top line results of another clinical validation study to confirm and extend the observations of the published DCIS clinical validation study, conducted in collaboration with the Ontario DCIS Study Group. The results were presented at the San Antonio Breast Cancer Symposium in December 2014. The results from this clinical validation study were published by Breast Cancer Research and Treatment in July 2015. A second clinical validation study, conducted by the Ontario DCIS Study Group, was also published in August 2015 in Breast Cancer Research and Treatment. Each of these studies reconfirm that the Oncotype DX DCIS score is a strong predictor of local recurrence, which could be either invasive breast cancer or DCIS.

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

We believe the key factors that will drive further global adoption of our colon cancer test include results from additional studies we sponsor, conduct or collaborate on that support the use of and increased coverage and reimbursement for the test, clinical presentations at major symposia, publications, inclusion of the test in clinical guidelines and our ongoing commercial efforts.

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

In April 2015, Urology Practice published the positive results of our decision impact study of our prostate cancer test. This prospective study involving 158 newly diagnosed prostate cancer patients showed that incorporation of our test’s GPS changed modality and/or intensity of treatment recommendations in 26% of patients across multiple urology practice settings. Additionally, 85% of urologists were more confident in their treatment recommendation following review of the patient’s GPS.

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

Also in May 2015, the MolDX program of Palmetto, GBA, or Palmetto, released a draft local coverage determination, or LCD, supporting reimbursement for the Oncotype DX prostate cancer test for men with very low and low risk disease, as defined by NCCN guidelines, who are considering treatment. In August 2015, Palmetto issued its final LCD, approving nationwide coverage of our prostate cancer test for qualified Medicare patients throughout the United States and effective October 13, 2015, Palmetto initiated reimbursement coverage of the Oncotype DX prostate cancer test.

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

We expect to continue to invest substantial resources related to continued clinical studies and the global adoption of and reimbursement for our prostate cancer test. We expect our commercialization efforts for our prostate cancer test will result in further increased costs for laboratory testing, including staffing-related costs, incremental sales and marketing personnel to introduce this product to a new group of physicians and patients, costs for clinical utility studies and costs associated with obtaining reimbursement coverage.

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

As of the date of this report, we have not experienced a loss of principal on any of our short-term marketable securities, and we expect that we will continue to be able to access or liquidate these investments as needed to support our business activities. We periodically monitor the financial position of our significant third-party payors, which include Medicare and managed care companies. As of the date of this report, we do not expect the current economic environment to have a material negative impact on our ability to collect payments from third-party payors in the foreseeable future. We believe the economic environment and changes in the healthcare system continued to impact product payment cycles, growth in tests delivered and product revenue generated during the three and nine months ended September 30, 2015. We intend to continue to assess the impact of the economic environment on our business activities. If the economic environment does not improve or deteriorates, our business including our patient population, government and third-party payors and our distributors and suppliers could be negatively affected, resulting in a negative impact on our product revenues.

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

Sales of our tests in the United States and other countries are dependent upon the coverage decisions and reimbursement policies established by government healthcare programs and private health insurers. Market acceptance of our tests has and will continue to depend upon the ability to obtain an appropriate level of coverage for, and reimbursement from, third-party payors for our tests. We have had Medicare coverage for our Oncotype DX breast cancer test since 2006 and for our Oncotype DX colon cancer test since 2011.  In October 2015, we obtained Medicare coverage for our Oncotype DX prostate cancer test.  Under the terms of the coverage determination for our prostate cancer test, reimbursement is limited to tests ordered by physicians who agree to participate in a Certification Training Registry and to provide certain information about Medicare beneficiaries who receive our test.

The healthcare industry has undergone significant change driven by various efforts to reduce costs. The effect of the implementation of the ACA on our business is uncertain. Among other things, the law requires medical device manufacturers to pay a 2.3% excise tax on U.S. sales of certain medical devices that are listed with the FDA starting in January 2013. Although the FDA has issued draft guidance that, if finalized, would regulate certain clinical laboratory tests that are developed and validated by a laboratory for its own use, referred to as LDTs, as medical devices, none of our LDTs, such as our Oncotype DX breast, colon and prostate cancer tests, are currently listed with the FDA. We cannot assure you that the tax will not apply to services such as ours in the future.

In September 2015, the Centers for Medicare and Medicaid Services, or CMS released a final payment determination, subject to reconsideration, for the Clinical Laboratory Fee Schedule, or CLFS, for the Oncotype DX breast cancer test, representing a 15% reduction from the current Medicare payment rate. A review of the calculation of this new rate revealed the omission of the rate paid by Noridian Healthcare Solutions, or Noridian, the Medicare Administrative Contractor, or MAC, that processes our claims. This omission resulted in a lower price calculation. In October 2015, CMS reversed its earlier reduced payment determination and reinstated the Medicare payment rate that has been in effect since 2006.

Also in September 2015, CMS published preliminary determinations for 2016 for payment for new and revised codes under the CLFS. This included a preliminary determination to establish payment for our Oncotype DX colon cancer test by “crosswalk”, or reference to a pricing determination made based on an equivalent or similar but unrelated molecular diagnostic test. If finalized, this would result in a reduction in payment of 79% from the rate currently in effect. CMS also proposed similar reductions for seven similar tests with new codes. Since the publication of the preliminary determination, we have had multiple discussions with CMS, the Department of Health & Human Services and representatives from congressional offices. We understand that the CMS preliminary determination was based, in part, on a misunderstanding of recommendations made by laboratories, including us. We believe CMS now understands our recommendation to maintain the contractor amount currently in effect. In addition, an advisory panel established under the Protecting Access to Medicare Act of 2014, or PAMA, has since twice recommended to CMS that they not proceed with the rate proposed in the preliminary determination but instead leave rate-setting to the local Medicare contractors. The final determination is expected to be published in November or December 2015. We cannot be sure that the reductions proposed in the preliminary determination will not be maintained in the final determination.

In addition, PAMA includes a substantial new payment system for certain clinical laboratory tests that is scheduled to be effective starting January 1, 2017. Under PAMA, laboratories that receive the majority of their Medicare revenues from payments made under the CLFS or the Physician Fee Schedule would report, beginning January 1, 2016, and then every three years thereafter (or annually for “advanced diagnostic laboratory tests”), private payor payment rates and volumes for their tests. CMS will use the rates and volumes reported by laboratories to develop Medicare payment rates for the tests equal to the volume-weighted median of the private payor payment rates for the tests.

 In September 2015, CMS issued a proposed rule that outlines how the agency intends to implement the PAMA payment system. With respect to reporting, we believe the policy articulated in the proposed rule would require us to report information annually on rates paid by private payors for each of our Oncotype DX tests. Under the criteria outlined in the proposed rule, we believe all of our Oncotype DX tests would be considered advanced diagnostic laboratory tests. The proposed rule does not disclose the reporting format or plan at this time, instead indicating that guidance regarding the mechanism for reporting will be forthcoming. The proposed rule does, however, clarify that payment rates and the reporting period will coincide with the calendar year. CMS also proposes that the data collection period be immediately followed by a 90-day period during which we may verify and validate our private payor rate data before the data is due to CMS by the final day of the 90-day reporting period.

With respect to pricing of existing tests, CMS further defines the rate-setting methodology in the proposed rule by proposing to assess every payment rate, by payor, submitted by laboratories and to determine the median of the payment rates. CMS indicates that it intends to list each distinct private payor rate the same number of times in the array as its volume. CMS proposes that the PAMA rate-setting process follow the current timeline for CLFS rate-setting (i.e., publication of preliminary rates in September with final rates published in November to become effective the following January), and will update the payment rates every three years, or annually for advanced diagnostic laboratory tests. Any reductions to payment rates resulting from the new methodology are limited to 10% per test per year in each of the years 2017 through 2019 and to 15% per test per year in each of 2020 through 2022.

With respect to pricing of new advanced diagnostic laboratory tests, the initial payment rate (for a period not to exceed nine months) will be set at the “actual list charge” for the test as reported by the laboratory. CMS proposes that the “actual list charge” be the lowest publicly available price at which the test is available according to sources such as websites, tests registries or price listing for a patient. If the actual list charge substantially exceeds private payor rates by more than 30%, CMS will have the ability to recoup excess payments made during the initial nine-month payment period.

There have also been recent and substantial changes to the payment structure for physicians, including those passed as part of the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, which was signed into law on April 16, 2015.  MACRA created the Merit-Based Incentive Payment System which, beginning in 2019, more closely aligns physician payments with composite performance on three existing incentive programs (i.e., the Physician Quality Reporting System, the Value-based modifier program and the Electronic Health Record Meaningful Use program) and incentivizes physicians to enroll in alternative payment methods. At this time, we do not know whether these changes to the physician payment systems will have any impact on orders or payments for our tests.

Changes in Medicare Administrative Contractor services

On a five year rotational basis, Medicare requests bids for its regional MAC services. In September 2013, the claims processing function for our jurisdiction transitioned from Palmetto GBA, to our current MAC, Noridian. Palmetto GBA under their MolDx Program is continuing to establish coverage, coding and reimbursement policies for molecular diagnostic tests  performed in our jurisdiction, including our tests. The elimination of the MolDx Program or a change in the administrator of that program could impact the current coverage or payment rates for our existing tests and our ability to obtain Medicare coverage for products for which we do not yet have coverage or any products we may launch in the future, or delay payments for our tests.

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

As of September 30, 2015, amounts outstanding for tests delivered, net of write-downs and adjustments, which were not recognized as revenue upon delivery because our accrual revenue recognition criteria were not met and which had not been collected totaled approximately $66.3 million. We cannot provide any assurance as to when, if ever, and to what extent these amounts will be collected.

From time to time, we receive requests for refunds of payments, generally due to overpayments made by third‑party payors. Upon becoming aware of a refund request, we establish an accrued liability for tests covered by the refund request until such time as we determine whether or not a refund is due. If we determine that a refund is due, we credit cash and reduce the accrued liability. Accrued refunds were $532,000 and $944,000 at September 30, 2015 and December 31, 2014, respectively.

Accounts Receivable

We accrue an allowance for doubtful accounts against our accounts receivable based on estimates consistent with historical payment experience. Our allowance for doubtful accounts is evaluated quarterly and adjusted when trends or significant events indicate that a change in estimate is appropriate. Historically, the amounts of uncollectible accounts receivable that have been written off have been consistent with management’s expectations. We cannot assure you that we will not experience higher than expected write-offs in the future. As of September 30, 2015 and December 31, 2014, our allowance for doubtful accounts was $3.9 million and $3.6 million, respectively. See “Liquidity and Capital Resources” for additional information, including a summary of accounts receivable aging by payor mix.

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

Deferred Tax Assets

We are required to reduce our deferred tax assets by a valuation allowance if it is more likely than not that some or all of our deferred tax assets will not be realized. We must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of our valuation allowance, if any, we assess the likelihood that we will be able to recover our deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses and, based on all available evidence, we believe it is more likely than not that our recorded net deferred tax assets will not be realized. Accordingly, we recorded a valuation allowance against all of our net deferred tax assets at both September 30, 2015 and December 31, 2014. We will continue to maintain a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.

Results of Operations

Three and Nine Months Ended September 30, 2015 and 2014

We recognized net losses of $11.8 million and $30.6 million for the three and nine months ended September 30, 2015 compared to net losses of $6.3 million and $18.3 million for the three and nine months ended September 30, 2014. On a basic and diluted per share basis, net loss per share was $0.36 and $0.95 for the three and nine months ended September 30, 2015 compared to net loss per share of $0.20 and $0.58 for the three and nine months ended September 30, 2014. We may incur net losses in future periods due to future spending and fluctuations in our business, and we may not achieve or maintain sustained profitability in the future.

Revenues

We derive our revenues primarily from product sales and, in some periods, from contract research arrangements. We operate in one industry segment. As of September 30, 2015, substantially all of our product revenues have been derived from the sale of our Oncotype DX breast cancer test. Payors are billed upon generation and delivery of test results to the physician. Product revenues are recorded on a cash basis unless a contract or arrangement to pay is in place with the payor at the time of billing and collectability is reasonably assured.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Product revenues	$73,554	$69,101	$212,325	$206,580
Period over period dollar increase in product revenues	$4,453		$5,745
Period over period percentage increase in product revenues	6%		3%

Test volume increased by 17% and 12% for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014, respectively, of which approximately 4% and 5%, respectively, of the growth was from prostate cancer tests delivered and 13% and 7%, respectively, of the growth was from breast cancer tests delivered worldwide. As of September 30, 2015, we had not yet obtained reimbursement coverage from third-party payors for our prostate cancer test. In addition, the stronger U.S. dollar in the three and nine months ended September 30, 2015 as compared with the corresponding prior year periods resulted in a negative impact on total product revenues of $855,000 and $2.5 million, respectively, or approximately 1% in both periods. Approximately $54.1 million, or 74%, and $156.5 million, or 74%, of product revenues for the three and nine months ended September 30, 2015, respectively, were recorded on an accrual basis and recognized at the time the test results were delivered, compared to $49.5 million, or 72%, and $149.5 million, or 72%, of product revenues for the three and nine months ended September 30, 2014, respectively. For all periods, the balance of product revenues was recognized upon cash collection as payments were received. The timing of recognition of revenues related to third-party payments may cause fluctuations in product revenues from period to period.

Product revenues related to Medicare patients for the three and nine months ended September 30, 2015 were $15.1 million, or 20%, and $43.2 million, or 20%, of product revenues, respectively, compared to $13.8 million, or 20%, and $41.8 million, or 20%, of product revenues for the three and nine months ended September 30, 2014, respectively. There were no other third-party payors comprising product revenues of 10% or more for those periods. International product revenues decreased to $10.5 million, or 14%, of product revenues, for the three months ended September 30, 2015 from $11.3 million, or 16%, of product revenues, for the three months ended September 30, 2014 primarily due to foreign exchange rate differences. International product revenues decreased to $30.9 million, or 15%, of product revenues, for the nine months ended September 30, 2015, from $34.7 million, or 17%, of product revenues, for the nine months ended September 30, 2014 primarily due to foreign exchange rate differences which accounted for $2.5 million of the decrease, as well as the recognition in the same period in 2014 of revenue resulting from a temporary access program in the United Kingdom.

Cost of Product Revenues

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Tissue sample processing costs	$11,246	$9,478	$32,261	$28,676
Stock-based compensation	129	131	401	405
Total tissue sample processing costs	11,375	9,609	32,662	29,081
License fees	2,343	2,370	6,851	7,160
Total cost of product revenues	$13,718	$11,979	$39,513	$36,241
Period over period dollar increase in tissue sample processing costs	$1,768		$3,585
Period over period percentage increase in tissue sample processing costs	19%		13%

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

Tissue sample processing costs increased $1.8 million, or 19%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Tissue sample processing costs increased $3.6 million, or 13%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. These increases were driven primarily by increase in test volume of 17% and 12% for the three and nine months ended September 30, 2015, respectively. We expect the cost of product revenues to increase in future periods to the extent we process more tests.

Research and Development Expenses

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Personnel-related expenses	$7,598	$6,749	$22,744	$21,001
Stock-based compensation	996	1,024	3,149	3,131
Collaboration expenses	411	1,062	8,138	2,203
Reagents and laboratory supplies	981	195	2,071	1,831
Allocated information technology, facilities and other costs	1,953	2,286	6,136	6,823
Other costs	1,541	2,575	4,955	5,538
Total research and development expenses	$13,480	$13,891	$47,193	$40,527
Period over period dollar increase (decrease)	$(411)		$6,666
Period over period percentage increase (decrease)	(3)%		16%

Research and development expenses represent costs incurred to develop our technology, such as NGS, our proprietary liquid platform and continuous process improvement, and to carry out clinical studies. Research and development expenses include personnel-related expenses, reagents and supplies used in research and development laboratory work, infrastructure expenses, including allocated overhead, facility occupancy and information technology costs, contract services and other outside costs. Research and development expenses also include costs related to activities performed under contracts with biopharmaceutical and pharmaceutical companies.

The $411,000, or 3%, decrease in research and development expenses for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily due to a $651,000 decrease in collaboration expenses, a $333,000 decrease in allocated information technology, facilities and other costs and a $1.0 million decrease in other costs partially offset by a $849,000 increase in personnel-related expenses and a $786,000 increase in reagents and laboratory supplies.

 The $6.7 million, or 16%, increase in research and development expenses for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily due to a one-time $5.5 million expense for the wind-down of a license agreement and development program. Exclusive of this one-time expense, research and development expenses for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 increased by $1.2 million primarily due to a $1.7 million increase in personnel-related expenses and a $435,000 increase in a collaboration expenses partially offset by a $687,000 decrease in allocated information technology, facilities and other costs and a $583,000 decrease in other costs. The $1.7 million increase in personnel-related expenses was primarily attributable to a $2.0 million increase in salaries, benefits and related expenses due to increased headcount. The decrease in allocated information technology, facilities and other costs is primarily due to capitalization of certain costs of project work from our various information technology groups, allocated based on specific development projects for the nine months ended September 30, 2015.

We expect our research and development expenses, exclusive of the one-time expense described above, to increase in future periods due to increased investment in our new product pipeline for breast, colon, prostate and other cancers, along with increased investment in our proprietary liquid platforms.

Selling and Marketing Expenses

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Personnel-related expenses	$18,965	$19,090	$58,214	$55,623
Stock-based compensation	1,132	1,220	3,406	3,730
Promotional and marketing materials	4,005	3,790	13,397	14,240
Travel, meetings and seminars	3,770	3,414	12,111	10,975
Collaboration expenses	964	841	2,634	1,932
Allocated information technology, facilities and other costs	5,462	4,734	14,506	13,382
Other costs	1,071	970	3,696	2,820
Total selling and marketing expenses	$35,369	$34,059	$107,964	$102,702
Period over period dollar increase	$1,310		$5,262
Period over period percentage increase	4%		5%

Our selling and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses, market analysis and development expenses and infrastructure expenses, including allocated facility occupancy and information technology costs. These expenses include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding our genomic technologies, how our tests are developed and validated and the value of the quantitative information that our tests provide. Selling and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation and dissemination of scientific and economic publications related to our tests. Our sales force compensation includes annual salaries and eligibility for quarterly commissions based on the achievement of predetermined sales goals and other management objectives.

The $1.3 million, or 4%, increase in selling and marketing expenses for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily due to a $728,000 increase in allocated information technology, facilities and other costs, a $356,000 increase in travel, meetings and seminars and a $215,000 increase in promotional and marketing materials.

The $5.3 million, or 5%, increase in selling and marketing expenses for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily due to a $2.6 million increase in personnel-related expenses, a $1.1 million increase in travel, meetings and seminars, $1.1 million increase in allocated information technology, facilities and other costs and an $876,000 increase in other costs partially offset by an $843,000 decrease in promotional and marketing materials. The $2.6 million increase in personnel-related expenses was attributable to a $1.5 million increase in salaries, benefits and related expenses due primarily to increased headcount, including new hires related to our international growth, prostate expansion and annual salary increases and a $1.0 million increase in bonus.

We expect selling and marketing expenses will continue to increase in future periods due to our efforts to establish adoption of and reimbursement for our new products, continued investment in our global commercial infrastructure and increases in our sales force and incurring other expenses to support the growth of our business.

General and Administrative Expenses

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Personnel-related expenses	$11,015	$10,872	$33,257	$31,545
Stock-based compensation	1,671	1,611	5,099	5,330
Occupancy and equipment expenses	6,511	5,062	16,942	15,348
Billing and collection fees	2,448	2,273	7,745	7,081
Bad debt expense	2,056	1,671	4,727	4,821
Professional fees and other expenses	2,413	2,233	7,520	6,337
Information technology, facilities and other cost allocations	(9,689)	(8,715)	(26,696)	(25,712)
Total general and administrative expenses	$16,425	$15,007	$48,594	$44,750
Period over period dollar increase	$1,418		$3,844
Period over period percentage increase	9%		9%

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

The $1.4 million, or 9%, increase in general and administrative expenses for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily due to a $1.4 million increase in occupancy and equipment expenses, a $385,000 increase in bad debt expense, a $180,000 increase in professional fees and other expenses and a $175,000 increase in billing and collection fees partially offset by a $1.0 million increase in information technology, facilities and other costs allocated to other functional areas.

The $3.8 million, or 9%, increase in general and administrative expenses for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily due to a $1.7 million increase in personnel-related expenses, a $1.6 million increase in occupancy and equipment expense, a $1.2 million increase in professional fees and other expenses and a $664,000 increase in billing and collection fees partially offset by a $1.0 million increase in information technology, facilities and other costs allocated to other functional areas and a $231,000 decrease in stock-based compensation. Of the $1.7 million increase in personnel-related expenses, $2.8 million was attributable to higher contract labor and consulting expenses to support growth of our business and a $170,000 increase in bonus expense partially offset by a $1.2 million decrease in salaries and benefits expenses.

We expect general and administrative expenses to increase in future periods as we hire additional staff and incur other expenses to support the growth of our business, and to the extent we spend more on billing and collections fees and bad debt expense.

Interest Income

Interest income was $54,000 and $163,000 for the three and nine months ended September 30, 2015, respectively, compared to $47,000 and $144,000 for the three and nine months ended September 30, 2014, respectively. We expect our interest income will remain nominal if the current low interest rate environment continues.

Other Income (Expense), Net

Other expense, net was $158,000 and $207,000 for the three and nine months ended September 30, 2015, respectively, compared to $345,000 and $537,000 for the three and nine months ended September 30, 2014, respectively. Other expense, net for the three and nine months ended September 30, 2015 was primarily related to $197,000 and $259,000 of net foreign currency losses, respectively, resulting from valuation adjustments to our international accounts receivable balance. We expect other income (expense), net to continue to fluctuate based on fluctuations in exchange rates that impact our foreign currency transaction gains and losses.

Income Tax Expense (Benefit)

We recorded income tax expense of $6.3 million and an income tax benefit of $410,000 for the three and nine months ended September 30, 2015, respectively, which was computed using the “discrete” (or “cut-off”) method.  The income tax expense and benefit for the three and nine months ended September 30, 2015, respectively, is principally comprised of a deferred tax expense and a deferred tax benefit generated by the unrealized gain recognized during this period on available-for-sale marketable securities, which is included in other comprehensive income. The intraperiod tax allocation rules limit the amount of benefit recognized to the lesser of year-to-date pre-tax loss or year-to-date unrealized gain recognized on available-for-sale marketable securities included in other comprehensive income. Therefore, the tax benefit will change accordingly in subsequent periods. The deferred tax expense of $6.2 million recorded in the three months ended September 30, 2015 was increased by $96,000 of miscellaneous state income tax and foreign income tax expense. The deferred tax benefit of $765,000 recorded in the nine months ended September 30, 2015 was offset by $355,000 of miscellaneous state income tax and foreign income tax expenses. The income tax expense for the three and nine months ended September 30, 2014 was $129,000 and $292,000, respectively, which was computed using the same method and was principally comprised of state income taxes and foreign taxes.

Based on all available objective evidence, management believes that it is more likely than not that our net deferred tax assets will not be fully realized. Accordingly, we maintained a valuation allowance against all of our net deferred tax assets as of both September 30, 2015 and December 31, 2014. We will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of our deferred tax assets.

Liquidity and Capital Resources

As of September 30, 2015, we had an accumulated deficit of $225.4 million. We may incur net losses in the future, and we cannot provide assurance as to when, if ever, we will achieve sustained profitability. We expect that our research and development, selling and marketing and general and administrative expenses will increase in future periods and, as a result, we will need to continue to generate significant product revenues to achieve sustained profitability.

	2015	2014
	(In thousands)
As of September 30,
Cash, cash equivalents and marketable securities	$98,013	$104,690
Working capital	98,485	111,621
For the nine months ended September 30,
Cash provided by (used in):
Operating activities	(9,645)	2,605
Investing activities	3,886	(2,866)
Financing activities	4,043	4,220
Capital expenditures (included in investing activities above)	(16,056)	(5,588)

Sources of Liquidity

Historically we have financed our operations primarily through sales of our equity securities and cash received in payment for our tests. At September 30, 2015, we had cash, cash equivalents and short-term marketable securities of $98.0 million compared to $104.7 million at September 30, 2014. The $6.7 million decrease was attributable to investments in the growth of our business, including research and development, global expansion, and activities related to reimbursement coverage of our tests partially offset by a $15.9 million investment in Invitae Corporation, or Invitae, reclassified from non-marketable securities upon Invitae’s initial public offering, or IPO, in February 2015. As a newly issued public security, the market price of Invitae’s common stock may be subject to high volatility. For example, the price of Invitae’s common stock fluctuated between $6.58 per share and $22.35 per share since the IPO in February 2015 through October 2015. In accordance with our investment policy, available cash is invested in short-term and long-term, low-risk, investment-grade debt instruments. Other than our equity investment in Invitae, our cash and marketable securities are held in a variety of interest-bearing instruments including money market accounts and high-grade commercial paper and corporate bonds.

Accounts Receivable

At September 30, 2015 and December 31, 2014, $33.8 million, or 19%, and $34.9 million, or 19%, respectively, of our total assets consisted of accounts receivable. The $1.1 million decrease in accounts receivable from December 31, 2014 to September 30, 2015 was attributable to increased cash collections partially offset by increased revenues. Days sales outstanding, or DSO, is a measure of the average number of days it takes for us to collect our accounts receivable, calculated from the date that tests are billed. At both September 30, 2015 and December 31, 2014, our weighted average DSOs was 80 days. The timing of our billing and cash collections may also causes fluctuations in our monthly DSOs and accounts receivable. With a new unique CPT code in place, it was necessary for payors to update their billing systems to reflect this change, which resulted and may continue to result in payment delays and a related increase in accounts receivable balances.

The following tables summarize accounts receivable by payor mix at September 30, 2015 and December 31, 2014:

	September 30, 2015
		% of		31 - 60	61 - 90	91 - 120	121 to 180	Over 180
	Total	Total	Current	Days	Days	Days	Days	Days
	(In thousands)
Managed care and other	$31,907	85%	$11,624	$5,060	$3,454	$2,403	$2,767	$6,599
Medicare	5,773	15	4,467	136	138	117	176	739
Total	37,680	100%	$16,091	$5,196	$3,592	$2,520	$2,943	$7,338
Allowance for doubtful accounts	(3,926)
Net accounts receivable	$33,754

	December 31, 2014
		% of		31 - 60	61 - 90	91 - 120	121 to 180	Over 180
	Total	Total	Current	Days	Days	Days	Days	Days
	(In thousands)
Managed care and other	$28,303	73%	$11,469	$3,637	$2,649	$2,085	$2,485	$5,978
Medicare	10,241	27	5,187	3,621	469	190	231	543
Total	38,544	100%	$16,656	$7,258	$3,118	$2,275	$2,716	$6,521
Allowance for doubtful accounts	(3,628)
Net accounts receivable	$34,916

Cash Flows

Net cash used in operating activities was $9.6 million for the nine months ended September 30, 2015, compared to net cash provided by operating activities of $2.6 million for the nine months ended September 30, 2014. Net cash provided by (used in) operating activities includes net loss adjusted for certain non-cash items and changes in assets and liabilities. Net cash used in operating activities for the nine months ended September 30, 2015 reflect net loss of $30.6 million, adjusted for $17.1 million of stock-based compensation and depreciation and amortization expense, a $3.1 million increase in accrued compensation, a $1.9 million increase in accrued expenses and other liabilities, a $1.2 million decrease in accounts receivable and a $765,000 deferred tax benefit generated from unrealized gain recognized on available-for-sale marketable securities. Net cash provided by operating activities for the nine months ended September 30, 2014 reflected a net loss of $18.3 million, adjusted for $17.8 million of stock-based compensation and depreciation and amortization expense, a $3.0 million increase in accrued expenses and other liabilities, a $672,000 increase in accounts payable, a $650,000 increase in accrued compensation, a $414,000 impairment of assets held for sale and long-lived assets and a $242,000 decrease in prepaid expenses and other assets offset by a $1.5 million increase in accounts receivable and a $397,000 decrease in deferred revenues.

Net cash provided by investing activities was $3.9 million for the nine months ended September 30, 2015, compared to net cash used in investing activities of $2.9 million for the nine months ended September 30, 2014. Our investing activities have consisted predominately of purchases and maturities of marketable securities and capital expenditures. Net cash provided by investing activities for the nine months ended September 30, 2015 included $19.9 million in net maturities of marketable securities offset by $16.1 million in capital expenditures. Net cash used in investing activities of $2.9 million for the nine months ended September 30, 2014 included $5.6 million in capital expenditures and $2.0 million invested in a privately held company, partially offset by $4.6 million in net maturities of marketable securities.

Net cash provided by financing activities was $4.0 million for the nine months ended September 30, 2015, compared to $4.2 million for the nine months ended September 30, 2014. Our financing activities have historically included sales of our equity securities. Net cash provided by financing activities for the nine months ended September 30, 2015 included $7.8 million in proceeds from the issuance of our common stock upon the exercise of employee stock options partially offset by cash paid for tax withholdings of $3.7 million related to net share settlements of RSUs. Net cash provided by financing activities for the nine months ended September 30, 2014 included $7.7 million in proceeds from the issuance of our common stock upon the exercise of employee stock options and stock purchased pursuant to our ESPP, partially offset by cash paid for tax withholdings of $3.5 million related to net share settlements of RSUs.

Contractual Obligations

There were no material changes during the interim period in the contractual obligations presented in the latest annual report for the year ended December 31, 2014.

Operating Capital and Capital Expenditure Requirements

We currently anticipate that our cash, cash equivalents and short-term marketable securities, together with payments for our tests, will be sufficient to fund our operations and facilities expansion plans for at least the next 12 months, including the expansion of our research and development programs, our proprietary liquid platforms development efforts, our efforts to expand adoption of and reimbursement for our tests and our international expansion efforts. We expect to spend approximately $24 million over the next 12 months for planned laboratory equipment, information technology and facilities expansion. We may also use cash to acquire or invest in complementary businesses, technologies, services or products. We expect that our cash, cash equivalents and short term marketable securities will also be used to fund working capital and for other general corporate purposes, such as licensing technology rights, distribution arrangements for our tests both within and outside of the United States or expanding our direct sales capabilities worldwide.

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

We cannot be certain that our international expansion plans, efforts to expand adoption of and reimbursement for our tests or the development of future products will be successful or that we will be able to raise sufficient additional funds to see these activities through to a successful result. It may take years to move any one of a number of product candidates in research through development and validation to commercialization.

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

Off-Balance Sheet Arrangements

As of September 30, 2015, we had no material off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). This amendment provides guidance to help entities determine whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software or as a service contract. ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. Upon adoption, an entity has the option to apply the provisions of ASU 2015-05 either prospectively to all arrangements entered into or materially modified, or retrospectively. We do not expect the impact of the adoption of the ASU 2015-05 to have a material effect our consolidated financial statements.

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

At September 30, 2015, we had cash, cash equivalents and short-term marketable securities of $98.0 million. We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. The securities in our investment portfolio are classified as available for sale and are, due to their short-term nature, subject to minimal interest rate risk. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels at September 30, 2015, the impact on the fair value of these securities or our cash flows or income would not be material.

Foreign Currency Exchange Risk

Substantially all of our revenues are recognized in U.S. dollars, although a growing percentage is denominated in foreign currency as we expand into markets outside of the United States. Certain expenses related to our international activities are payable in foreign currencies. As a result, factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets will affect our financial results. We recognized net foreign currency losses of $197,000 and $259,000 for the three and nine months ended September 30, 2015, respectively, compared to net foreign exchange transaction losses of $345,000 and $562,000 for the three and nine months ended September 30, 2014, respectively. The functional currency of our wholly-owned subsidiaries is the U.S. dollar, so we are not currently subject to gains and losses from foreign currency translation of the subsidiary financial statements. We currently do not hedge foreign currency exchange rate exposure. Although the impact of currency fluctuations on our financial results has been immaterial in the past, there can be no guarantee that the impact of currency fluctuations related to our international activities will not be material in the future.

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

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the third quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS.

We have a history of net losses, we may incur net losses in the future, and we expect to continue to incur significant expenses to develop and market our tests, which may make it difficult for us to achieve sustained profitability.

We have historically incurred substantial net losses. From our inception in August 2000 through September 30, 2015, we had an accumulated deficit of $225.4 million. We expect to continue to invest in our product pipeline, including our current Oncotype DX tests and future products, and in our global commercial infrastructure, our laboratory operations and next generation sequencing and other technology, including liquid biopsy. For the three and nine months ended September 30, 2015, our research and development expenses were $13.5 million and $47.2 million, respectively, and our selling and marketing expenses were $35.4 million and $108.0 million, respectively. We expect our expense levels to continue to increase for the foreseeable future as we seek to globally expand the clinical utility of our Oncotype DX breast cancer test, drive adoption of and reimbursement for our Oncotype DX colon cancer and prostate cancer tests and develop and commercialize new tests. As a result, we will need to generate significant growth in revenues in order to achieve sustained profitability. Our failure to achieve sustained profitability in the future could cause the market price of our common stock to decline.

Continued weak general economic or business conditions could have a negative impact on our business.

Continuing concerns over entitlement and healthcare reform efforts, regulatory changes and taxation issues, and geopolitical issues have contributed to continued volatility and uncertain expectations for both the U.S. and global economies. These factors, combined with uncertainties in business and consumer confidence and continued concerns regarding the stability of some European Union member countries, have contributed to the expectations of slower domestic and global economic growth in the near term. These economic conditions continued to impact product payment cycles, growth in tests delivered and product revenues generated during three and nine months ended September 30, 2015. If the economic environment does not improve or deteriorates, our business, including our patient population, our suppliers and our third‑party payors, could be negatively affected, resulting in a negative impact on our product revenues.

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

State legislation on reimbursement applies to Medicaid reimbursement and Managed Medicaid reimbursement rates within that state. Some states have passed or proposed legislation that would revise reimbursement methodology for clinical laboratory payment rates under those Medicaid programs. In October 2011, CMS approved California’s plan to reduce certain Medi‑Cal payments by 10% retroactive to June 1, 2011. In February 2012, Medi‑Cal began the recoupment process by sporadically adjusting payments on new claims. According to the California Department of Health Care Services, the cut applies to various healthcare providers and outpatient services including laboratory services with certain exceptions. State legislation requires the Department of Health Care Services to develop a new rate-setting methodology for clinical laboratories and laboratory services that is based on the average of the lowest prices other third-party payors are paying for similar services, and to implement an additional 10% reduction to payments for clinical laboratory or laboratory services retroactive to July 1, 2012 with the legislation mandating that these reductions continue until the new rate methodology has been approved by CMS.  The Department of Health Care Services, or DHCS, has developed the new rate methodology, which involves the use of the range of rates that fell between zero and 80% of the calculated California Medicare rate and the calculation of a weighted average (based on units billed) of such rates. DHCS was targeting a July 1, 2015 effective date this new methodology, however, it has not yet been implemented.

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

We have obtained Medicare reimbursement coverage for our prostate cancer test for low and very-low risk patients effective October 13, 2015. However, we may not be able to obtain Medicare reimbursement coverage for our prostate cancer test for intermediate risk patients or obtain other third-party payor reimbursement for patients with colon or prostate cancer or with N+ and DCIS breast cancer patients that is similar to the coverage we have obtained for our invasive breast cancer test for N-, ER- patients. If we fail to establish broad adoption of and reimbursement for these tests and any future tests we may develop, our reputation could be harmed and our future prospects and our business could suffer.

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

The recently enacted Protecting Access to Medicare Act of 2014, or PAMA, includes a substantial new payment system for clinical laboratory tests under the Clinical Laboratory Fee Schedule, or CLFS.  Under PAMA, Medicare payment rates for tests will be equal to the volume-weighted median of the private payor payment rates for the test. The payment rates calculated under PAMA are expected to apply to our tests starting January 1, 2017, and will be reviewed annually for “advanced diagnostic laboratory tests” (and every three years for other tests), based on private payor payment rates and volumes for their tests.  Laboratories that fail to report or erroneously report the required payment information may be subject to substantial civil money penalties. Although CMS has not yet issued regulations to implement PAMA, we believe our Oncotype DX tests each would be considered an advanced diagnostic laboratory test. While we do not believe the new payment rate system under PAMA will have a negative effect on the current payment rates of our Medicare-covered tests beginning in 2017, regulations implementing PAMA have not yet been promulgated. As a result, there can be no assurance that adequate payment rates will continue to be assigned to our tests.

We have received a specific Current Procedural Terminology, or CPT, code for our Oncotype DX breast cancer test effective January 1, 2015. Medicare has established a national limitation amount for this code under the gapfill process that maintains the contractor amount currently in effect through 2016. New rates under PAMA are then expected to be adopted effective January 1, 2016.

On September 25, 2015, CMS published preliminary determinations for 2016 for payment for new and revised codes under the CLFS, including a new, specific code for our Oncotype DX colon test.  In this preliminary determination, CMS has proposed a reduction in payment of 79% from the rate currently in effect. The final determinations should be published in November or December 2015. We cannot be sure that the reductions proposed in the preliminary determination will not be maintained in the final determination.

Additionally, on a five year rotational basis, Medicare requests bids for its regional MAC services. In September 2013, the claims processing function for our jurisdiction transitioned from Palmetto GBA to Noridian Healthcare Solutions, although coverage and payment rate determinations for our tests remain with Palmetto GBA at this time through the MolDx Program. The change in the MAC processing the Medicare claims for our tests delayed reimbursement for a brief period of time. Future changes in the MAC may affect our ability to obtain Medicare coverage and reimbursement for products for which we have coverage, for which we do not yet have coverage or any products we may launch in the future or delay payments, including payments for our Oncotype DX prostate cancer test.

We recently obtained Medicare coverage for our Oncotype DX prostate cancer test. Under the terms of the coverage determination, reimbursement is limited to tests ordered by physicians who agree to participate in a Certification and Training Registry and to provide certain information about Medicare beneficiaries who receive our test.

Because of Medicare billing rules or changes in Medicare billing rules and processes, we may not receive reimbursement for all tests provided to Medicare patients or may experience delays of receiving payments.

Under current Medicare billing rules, payment for our Oncotype DX tests performed on Medicare beneficiaries who were hospital patients at the time the tumor tissue samples were obtained and whose tests were ordered less than 14 days from discharge must be bundled into the payment that the hospital receives for the inpatient services provided. Accordingly, we are required to bill individual hospitals for tests ordered for Medicare beneficiaries during these time frames. Because we generally do not have written agreements in place with these hospitals to pay for these tests, we may not be paid or may have to pursue payment from the hospital on a case‑by‑case basis. We cannot ensure that hospitals will pay us for Oncotype DX tests performed on patients falling under these rules.

Although we believe patients coming under these rules represent less than 1% of our total claims, these billing rules may lead to confusion regarding whether Medicare provides adequate reimbursement for our tests, and could discourage providers from ordering our tests for Medicare patients. In addition, compared to our breast cancer tests, a greater proportion of eligible patients for our colon and prostate tests are covered by Medicare. We cannot assure you that Medicare will continue these billing rules in their current form or if Medicare will seek to expand the scope of its payment bundling rules in the future. In addition, changes in Medicare billing rules and processes could result in delays in receiving payments and any such delays could affect our results of operations.

We depend on Medicare for a significant portion of our product revenues and if Medicare or other significant payors stop providing reimbursement or decrease the amount of reimbursement for our tests, our revenues could decline.

Reimbursement on behalf of patients covered by Medicare accounted for 20% of our product revenues for the three and nine months ended September 30, 2015 and 2014. Accounts receivable on behalf of patients directly covered by Medicare represented 15% and 27% of our net accounts receivable at September 30, 2015 and December 31, 2014, respectively. While there were no other third-party payors representing 10% or more of our product revenues for these periods, there have been in the past, and may be in the future, other payors accounting for 10% or more of our product revenues. Because the majority of stage II and stage III colon cancer patients and prostate cancer patients in the United States are age 65 and over, and thus eligible for Medicare, we may become more dependent on Medicare reimbursement in the future. It is possible that Medicare or other third-party payors that provide reimbursement for our tests may suspend, revoke or discontinue coverage at any time, may require co-payments from patients, or may reduce the reimbursement rates payable to us. Any such action could have a negative impact on our revenues.

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

Our business strategy incorporates international expansion, including increasing the size of and maintaining direct sales and physician outreach and education capabilities outside of the United States and expanding our relationships with international payors and distributors. Doing business internationally involves a number of risks, including:

•

multiple, conflicting and changing laws and regulations such as tax laws, export and import restrictions, employment laws, privacy laws and reliance on associated safe harbors, regulatory requirements and other governmental approvals, permits and licenses;

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

As of September 30, 2015, we have entered into exclusive distribution agreements for the sale of our tests with distributors covering more than 90 countries. We may enter into other similar arrangements to distribute our tests in other countries in the future. We intend to continue to grow our business internationally, and to do so we may need to attract additional distributors to expand the territories in which we sell our tests. Distributors may not commit the necessary resources to market and sell our tests to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to enter into arrangements with distributors to market our tests in particular geographic areas, we may not realize long‑term international revenue growth. In addition, our revenue from distributors could be negatively impacted as a result of changes in business cycles, business or economic conditions, changes in foreign currency exchange rates that make our tests more expensive in our distributors’ local currencies or other factors that could affect their ability to pay us for tests on a timely basis or at all. Regulatory requirements, costs of doing business outside of the United States and the reimbursement process in foreign markets may also impact our revenues from international sales or impact our ability to increase international sales in the future.

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

Our marketable securities are subject to risks that could adversely affect our financial results.

We invest our cash in accordance with an established internal policy in instruments which historically have been highly liquid and carried relatively low risk. However, similar types of investments have in the past and may in the future experience losses in value or liquidity issues which differ from historical patterns. In addition, in February 2015, a privately-held company in which we had invested completed its initial public offering and our investment is therefore recorded in short-term marketable securities at September 30, 2015. The fair value of this security was 23% of total short-term marketable securities as of September 30, 2015 and as a newly issued public security, it may be subject to volatility in its market value. For example, the price of this security fluctuated between $6.58 per share and $22.35 per share since the initial public offering in February 2015 through October 2015. Should a portion of our marketable securities lose value or have their liquidity impaired, it could negatively affect our financial results and our ability to fund our operations, and we may need to seek additional financing sooner than we might otherwise. Such financing, if available, may not be available on commercially reasonable terms.

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

We are currently in the process of transitioning to a new enterprise resource planning system, which we anticipate will become effective by end of 2015. The transition could result in delays in access to, or errors in, critical business and financial information. Any such errors or delays could harm our ability to operate certain aspects of our business or to file our period reports in a timely manner.

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

We receive a portion of our revenues and pay a portion of our expenses in currencies other than the U.S. dollar, such as the Euro, the Swiss franc, the British pound and the Canadian dollar. As a result, we are at risk from exchange rate fluctuations between such foreign currencies and the U.S. dollar, which could affect our results of operations. For the three and nine months ended September 30, 2015, approximately 10% of our total product revenues came from foreign denominated currencies. If the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in decreased revenues, operating expenses and net income. We may not be able to offset adverse foreign currency impact with increased revenues. We have not to date utilized hedging strategies to mitigate foreign currency risk and even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

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

GENOMIC HEALTH, INC.

Date: November 5, 2015	By:	/s/ Kimberly J. Popovits
Kimberly J. Popovits
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2015	By:	/s/ G. Bradley Cole
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