Form 10-Q/A
period 2015-09-30
GENOMIC HEALTH INC
filed 2015-11-09
CIK 1131324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Genomic Health, Inc. (“we”, “us” or the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 filed with the Securities and Exchange Commission on November 5, 2015 (the “Original Filing”) to include the correct Exhibit 31.2, which Exhibit was incorrect in the Original Filing.

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

GENOMIC HEALTH, INC.

Date: November 9, 2015	By:	/s/ Kimberly J. Popovits
Kimberly J. Popovits
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2015	By:	/s/ G. Bradley Cole
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