Form 10-K
period 2015-12-31
GENOMIC HEALTH INC
filed 2016-03-09
CIK 1131324

taxane

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2015
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 000‑51541

GENOMIC HEALTH, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)Onc	77‑0552594 (I.R.S. Employer Identification Number)
301 Penobscot Drive Redwood City, California (Address of principal executive offices)	94063 (Zip Code)

(650) 556‑9300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered:
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

As of June 30, 2015, the aggregate market value of voting and non‑voting common stock held by non‑affiliates of the registrant was approximately $503.0 million, based on the closing price of the common stock as reported on The NASDAQ Global Select Market for that date.

There were 32,980,933 shares of the registrant’s Common Stock outstanding on February 29, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2016 Annual Meeting of Stockholders to be held on June 9, 2016.

PART I

ITEM 1.  Business.

This report contains forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward‑looking statements. These are statements that relate to future periods and include statements about our expectation that, for the foreseeable future, a significant amount of our revenues will be derived from Oncotype DX for invasive breast cancer; the factors that may impact our financial results; our ability to achieve sustained profitability; our business strategy and our ability to achieve our strategic goals; our expectations regarding product revenues and the sources of those revenues; the amount of future revenues that we may derive from Medicare patients or categories of patients; our belief that we may become more dependent on Medicare reimbursement in the future; our plans to pursue reimbursement on a case‑by‑case basis; our ability, and expectations as to the amount of time it will take, to achieve reimbursement from third‑party payors and government insurance programs for new indications of tests, new tests or in new markets; the potential impact of changes in reimbursement levels for our tests; our expectations regarding our international expansion and opportunities; the potential effects of foreign currency exchange rate fluctuations; our beliefs with respect to the benefits and attributes of our tests or tests we may seek to develop in the future; the factors we believe drive demand for our tests and our ability to sustain or increase such demand; our success in increasing patient and physician demand as a result of our direct sales approach and our sales forces’ capacity to sell our tests; plans for, and the timeframe for the development or commercial launch of, future tests, or test enhancements or new technologies; the factors that we believe will drive reimbursement and the establishment of coverage policies; the capacity of our clinical reference laboratory to process tests and our expectations regarding capacity; our dependence on collaborative relationships to develop tests and the success of those relationships; whether any tests will result from our collaborations or license agreements; the applicability of clinical results to actual outcomes; our estimates and assumptions with respect to disease incidence and potential market opportunities; the occurrence, timing, outcome or success of clinical trials or studies; our expectations regarding timing of the announcement or publication of research results; the benefits of our technology platform; the economic benefits of our tests to the healthcare system; the ability of our tests to impact treatment decisions; our beliefs regarding our competitive position; our expectations regarding new and future technologies, including next generation sequencing and non‑invasive test technology, and their potential benefits; our belief that multi‑gene analysis provides better analytical information; our beliefs regarding the benefits of genomic analysis in various patient populations; our expectations regarding our research and development, general and administrative and sales and marketing expenses and our anticipated uses of those funds; our expectations regarding capital expenditures; our ability to comply with the requirements of being a public company; our expectations regarding future levels of bad debt expense and billing and collections fees; our ability to attract and retain experienced personnel; the adequacy of our product liability insurance; our anticipated cash needs and our estimates regarding our capital requirements; our expected future sources of cash; our compliance with federal, state and foreign regulatory requirements; the potential impact resulting from the regulation of our tests by the U.S. Food and Drug Administration, or FDA, and other similar non‑U.S. regulators; our belief that our tests are properly regulated under the Clinical Laboratory Improvement Amendments of 1988, or CLIA; the impact of new or changing policies, regulation or legislation, or of judicial decisions, on our business and reimbursement for our tests; the impact of seasonal fluctuations on our business; our belief that we have taken reasonable steps to protect our intellectual property; the impact of changing interest rates; our beliefs regarding our unrecognized tax benefits or our valuation allowance; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; the impact of the economy on our business, patients and payors; and anticipated trends and challenges in our business and the markets in which we operate.

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

This report contains statistical data attributable to both the Kantar Health, Inc.’s CancerMPact epidemiology database (December 2015) and the American Cancer Society, Global Cancer Facts and Figures, 3rd Edition, or data that we derived from these sources. These sources generally indicate that they believe their information is reliable but do not guarantee the accuracy and completeness of their information. Although we believe that the sources are reliable, we have not independently verified their data.

In this report, all references to “Genomic Health,” “we,” “us,” or “our” mean Genomic Health, Inc.

Genomic Health, the Genomic Health logo, Oncotype, Oncotype DX, Recurrence Score, DCIS Score, Oncotype SEQ Oncotype IQ and Genomic Intelligence Platform are trademarks or registered trademarks of Genomic Health, Inc. We also refer to trademarks of other corporations and organizations in this report.

Company Overview

Genomic Health is a global provider of genomic-based diagnostic tests that address both the overtreatment and optimal treatment of early stage cancer, one of the greatest issues in healthcare today. We are applying our world-class scientific and commercial expertise and infrastructure to lead the translation of massive amounts of genomic data into clinically-actionable results for treatment planning throughout the cancer patient's journey, from screening and surveillance, through diagnosis, treatment selection and monitoring, through our services and product portfolio that we collectively refer to as our Oncotype IQ Genomic Intelligence Platform.

All of our testing services are made available through our clinical reference laboratory located in Redwood City, California, which is accredited under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and certified by the College of American Pathologists, or CAP.

Common types of cancer include breast, prostate, lung and colon. Cancer treatment decisions may include whether or not to perform surgery, whether or not to administer chemotherapy or radiation therapy, and whether or not to utilize other targeted therapies. In 2015, approximately 1.7 million people in the United States and 15.1 million people worldwide were diagnosed with cancer.

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

We offer our Oncotype DX tests as a clinical laboratory service, where we analyze the expression levels of genes in tumor tissue samples and provide physicians with a gene expression profile expressed as a single quantitative score, which we call a Recurrence Score for invasive breast cancer and colon cancer, a DCIS Score for ductal carcinoma in situ, or DCIS and a Genomic Prostate Score, or GPS, for prostate cancer. Our Oncotype DX tests utilize quantitative genomic analysis known as reverse transcription polymerase chain reaction, or RT‑PCR, in standard tumor pathology specimens to provide tumor‑specific information, or the “oncotype” of a tumor. Our Oncotype DX cancer tests analyze the expression levels of multiple genes across multiple biological pathways to predict cancer aggressiveness.

The Oncotype DX breast cancer test has extensive clinical evidence validating its ability to predict the likelihood of breast cancer recurrence and the likelihood of chemotherapy benefit. Our Oncotype DX breast cancer test is also available for patients with DCIS, a pre‑invasive form of breast cancer. Our Oncotype DX colon cancer test is the first multigene expression test developed to assess the risk of recurrence in patients with stage II disease, and is also available for use in patients with stage III disease treated with oxaliplatin‑containing adjuvant therapy. Finally, our Oncotype DX prostate cancer test has demonstrated that the multi‑gene Oncotype DX GPS, assessed in prostate needle biopsy tumor tissue, is a predictor of adverse pathology for patients with early‑stage prostate cancer.

We have expanded in both the U.S. and international markets as we continue to publish new studies supporting the clinical validity, clinical utility and positive health economics of our Oncotype DX tests. As of January 2016, we have published more than 120 peer-reviewed papers and completed over 100 clinical studies involving more than 65,000 breast, colon and prostate cancer patients worldwide. In the United States, our Oncotype DX breast cancer test is the only test incorporated in published American Society of Clinical Oncologists, or ASCO, and National Comprehensive Cancer Network, or NCCN, breast cancer treatment guidelines for patients with node negative, or N-, breast cancer that is estrogen receptor positive, or ER+, and/or progesterone receptor positive, or PR+. The test is also recognized in international guidelines issued by the St. Gallen International Breast Cancer Expert Panel and European Society for Medical Oncology, or ESMO. In addition, the National Institute for Health and Care Excellence (NICE) in the United Kingdom recommends Oncotype DX as the only multi‑gene breast cancer test for use in clinical practice to guide chemotherapy treatment decisions for certain patients with early‑stage, N-, hormone receptor‑positive, human epidermal growth factor receptor 2, or HER2, negative, invasive breast cancer. Also, both of the Gynecologic Oncology Working Group (AGO) in Germany and the Japan Breast Cancer Society updated their guidelines to recommend Oncotype DX as the only breast cancer gene expression test to predict chemotherapy benefit in early-stage, hormone receptor-positive invasive breast cancer.

As of December 31, 2015, more than 19,000 physicians in over 70 countries had ordered more than 600,000 Oncotype DX tests. We have a direct commercial presence with employees and consultants in the United States and certain other countries, and our tests are also available outside of the United States through a network of distributors. See our consolidated financial statements and the related notes in Item 8 of this Annual Report for segment-related information.

Our research and development activities are focused on developing a pipeline of tests to optimize the treatment of various cancers including breast, colon, prostate and other cancers. In addition to our portfolio of Oncotype DX gene expression tests, we intend to expand our Oncotype IQ Genomic Intelligence Platform to include additional liquid-based tests as well as liquid-based tests for the management and monitoring of multiple cancer types.  These new gene sequencing tests, which we call Oncotype SEQ tests, include non-invasive liquid biopsy mutation panels that use next-generation sequencing, or NGS, to identify and select actionable genomic alterations to quantify the presence and burden of cancer, as well as help predict the sensitivity or resistance to specific drugs for patients with certain late-stage cancers, such as late stage lung, breast, colon, melanoma, ovarian or gastrointestinal cancer.  As a fit-for-purpose blood-based panel, Oncotype SEQ is intended to meet the needs of community oncologists by delivering actionable clinical information to more than 350,000 cancer patients who recur or present with late-stage disease each year in the United States, at a potentially lower cost to both patients and payors. Our Oncotype IQ Genomic Intelligence Platform product pipeline also includes products for tumor monitoring, which we call Oncotype TRACK, for multiple cancer types.

Scientific Background

Use of Genomics to Understand Cancer

Genetics and genomics are playing an increasingly critical role throughout all stages of cancer care. While genomics and genetics may sound similar and are related, each focuses on different information. Genetics involve the study of individual genes and how genes pass on hereditary traits from one generation to the next and how new traits may develop from genetic mutations or changes. Examples of traits include physical traits, predisposition to certain conditions or drug metabolism. Certain genes, which normally help control healthy cell growth, can pass on predispositions to certain types of diseases, including cancer.

Cancer can result from inheriting mutated genes or from developing mutations in otherwise normal cells. Such mutations can be the cause of cancer. For most solid tumors, there is great heterogeneity between patients in the tumor mutations that are observed. The ability to detect mutations and their functional results and to understand whether the mutation contributes to disease can be crucial to better diagnosis and ultimately more rational and effective treatment.

Genomics is the study of complex sets of genes, such as the entire set of genes of an organism, their germline and somatic genetics, their expression and their function in a particular organism or disease, such as cancer. Genomics can be used to understand diseases at the molecular level. Diseases can occur when mutated or defective genes inappropriately activate or block molecular pathways that are important for normal biological function.

The key to utilizing genomics in cancer is identifying specific sets of genes and gene interactions that are important for diagnosing different subsets of cancers. Using our RT‑PCR platform, we have performed studies which link the likelihood of recurrence or response to therapy to the pattern of gene expression in tumors. We used these results to develop our Oncotype

DX tests that quantify gene expression of an individual’s tumor, allowing physicians to better understand what treatments are most likely to work for an individual patient or how likely a cancer is to recur.

In our Oncotype DX tests we utilize existing technologies, such as RT‑PCR, in concert with information technologies to optimize and integrate them into new processes. With the incorporation of new technologies, such as next generation sequencing, or NGS, in our research and development laboratory, we expect to continue to extend the capabilities of various technologies into proprietary platforms to create new products.

Extract RNA from FPE‑Tumor Biopsies

Our product development process requires that we be able to quantify the relative amounts of ribonucleic acid, or RNA, in fixed paraffin-embedded, or FPE, tissue. We have developed proprietary technology, intellectual property and know‑how and are developing new and improved technologies for optimized and automated methods for extraction and analysis of RNA from FPE tissue.

Amplify and Detect Diminished Amounts of RNA Consistently

We currently use RT‑PCR as the basis for our Oncotype DX breast, colon and prostate cancer tests. This technology uses reverse transcription, or RT, coupled to a polymerase chain reaction, or PCR, along with fluorescent detection methods to quantify the relative amount of RNA in a biological specimen. We believe our technology platform has the following advantages:

•

Sensitivity.  We have developed protocols for extracting and quantifying RNA utilizing RT‑PCR. Our method for amplifying small fragmented RNA is designed to allow us in the future to conduct studies with hundreds to thousands of genes from 10 micron sections of FPE tissue for our breast and colon cancer tests and significantly smaller tissue samples from needle biopsies for our prostate cancer test. The ability to amplify RNA allows us to maintain a repository of RNA from limited tissue samples that can be used for later studies.

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

•

Precision and Reproducibility.  The reagents, materials, instruments and controls in our processes are used by trained personnel following validated standard operating procedures. Validation studies have shown that these standard operating procedures precisely quantify tested RNA with minimal variability in the assay system across days, instruments and operators. This enables our clinical reference laboratory to produce consistently precise and accurate gene expression results. Our quality control methods for our reagents and processes, along with our software for automation, sample tracking, data quality control and statistical analysis, add to the reproducibility and precision of our tests.

•

Dynamic Range.  Because our RT‑PCR platform can amplify small amounts of RNA in proportion to the amount present in the sample, we are able to measure RNA levels across as much as a hundred thousand-fold range of differing RNA expression. Having a broad range of high resolution testing capability increases the quality of our correlations with clinical outcomes and therefore the predictive power of our tests.

Analyze Thousands of Biomarkers from Small Amounts of Biological Material

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

Additionally, as described in more detail below, we have selected NGS to be our primary technology for future biomarker discovery and begun using NGS for future clinical development in tandem with our existing RT‑PCR based approach. NGS technologies parallelize the sequencing process, producing thousands or millions of sequences at once. These technologies are intended to provide nucleic acid sequence information at lower cost than standard methods. We have created proprietary methods for NGS of nucleic acids in FPE tissue and blood, created bioinformatics programs and infrastructure for data storage and analysis, and plan to rely on NGS as the basic source of new biomarker discovery in the future. The technology allows us to assay the entire transcriptome simultaneously to discover regions of the genome that are turned on or off in disease. From these changes, our researchers are focused on predicting disease outcomes using these comprehensive genomic data sets.

Our proprietary methods also include the extraction of DNA from FPE tissue and blood and subsequent complete and targeted genome analyses by NGS. We have explored the combination and superimposition of certain whole transcriptome derived RNA information (standardized expression; univariate biomarker direction of association) on genomic information to reveal the genomic landscapes of cancers. We have developed proprietary methods to detect breakpoints in whole transcriptome NGS and in genomic NGS data.

Employing NGS methods we have also demonstrated feasibility for fusion transcript and mutation detection in RNA from FPE tissue samples and copy number aberration and structural variation mutations in DNA from FPE samples.

Scientific Studies Confirming our Oncotype DX tests

Oncotype DX Breast Recurrence Score. To develop our Oncotype DX breast cancer test, we evaluated 250 genes in three independent clinical studies and identified a 21‑gene panel whose composite gene expression profile can be represented by a breast cancer Recurrence Score. Our clinical validation study with the National Surgical Adjuvant Breast and Bowel Project, or NSABP, B‑14 population, published by The New England Journal of Medicine in December 2004, demonstrated that the Recurrence Score correlated with an individual’s likelihood of distant recurrence within 10 years of invasive breast cancer diagnosis. The same study also demonstrated that the incremental survival benefit of chemotherapy in N−, ER+ patients also treated with tamoxifen is only 4%.  Moreover, our study with the NSABP B‑20 population, published in the Journal of Oncology in May 2006, demonstrated that the Recurrence Score also correlates with the likelihood of chemotherapy benefit for invasive breast cancer patients. Our test for invasive breast cancer is designed to help identify those patients with higher risk disease who are most likely to benefit from chemotherapy and to identify those patients with lower risk disease who may receive minimal clinical benefit from chemotherapy.

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

We have also conducted studies of our Oncotype DX breast cancer test with clinical samples from postmenopausal women with invasive breast cancer who were treated with aromatase inhibitors. Aromatase inhibitors and tamoxifen are both used as standard treatment for early stage ER+ breast cancer patients. In March 2010, the Journal of Clinical Oncology published results from a European study using our test to analyze tumor samples from over 1,200 patients in the ATAC (Arimedix, Tamoxifen, Alone or in Combination) trial, which established the wide use of aromatase inhibitors for adjuvant treatment of postmenopausal women with hormone receptor‑positive breast cancer. The study demonstrated that, along with other standard measures such as tumor size, our Oncotype DX breast cancer test contributes independently to provide a more complete picture of prognosis for N− and N+ patients treated with aromatase inhibitors.

Recently, the results of two large independent prospective studies were announced. In September 2015, initial results from the Trial Assigning Individual Options for Treatment (Rx), or TAILORx, a multi-center, prospectively conducted trial of more than 10,000 women with early stage breast cancer, were published in The New England Journal of Medicine. The trial demonstrated that a group of trial participants with an Oncotype DX breast cancer Recurrence Score of 10 or less who received hormonal therapy alone without chemotherapy had less than a 1% chance of recurrence at 5 years. In December 2015, we announced results from the Surveillance, Epidemiology and End Results (SEER) program of the National Cancer Institute, a large population-based observational study based on the SEER registry of more than 40,000 N- and 4,500 N+ patients, demonstrating breast cancer specific mortality at five years was less than half a percent in N- disease and one percent in N+ disease (up to three positive nodes) where the patient’s Oncotype DX breast cancer Recurrence Score result was less than 18.

Oncotype DX Breast DCIS Score. The launch of Oncotype DX for DCIS patients was based on positive results presented from a clinical validation study of the Oncotype DX breast cancer test in patients with DCIS. The study met its primary endpoint by demonstrating that a pre‑specified Oncotype DX DCIS Score derived from the Oncotype DX breast cancer test outperforms traditional clinical and pathologic measures to predict the risk of local recurrence, defined as either the development of a new invasive breast cancer or the recurrence of DCIS in the same breast. In May 2013, our Oncotype DX DCIS clinical validation study was published online in the Journal of the National Cancer Institute.

In June 2014, we announced positive top line results of an additional clinical validation study to confirm and extend the observations of the published DCIS clinical validation study, conducted in collaboration with the Ontario DCIS Study Group.

Oncotype DX Colon Recurrence Score. We collaborated with the NSABP, and the Cleveland Clinic on a total of four development studies in more than 1,800 patient samples to analyze patients with stage II colon cancer. The test was then independently evaluated in more than 1,400 stage II colon cancer patients in the QUASAR validation study which demonstrated that the Oncotype DX colon cancer test can independently predict individual recurrence risk in stage II colon cancer patients following surgery. The QUASAR study results were published in the Journal of Clinical Oncology in November 2011.

Oncotype DX Genomic Prostate Score (GPS). In September 2012, we announced positive topline results from a large clinical validation study of our biopsy‑based prostate cancer test. The study, performed in collaboration with leading prostate cancer researchers at the University of California, San Francisco, demonstrated that the multi‑gene Oncotype DX GPS, assessed in prostate needle biopsy tumor tissue, is a predictor of adverse pathology for patients with early‑stage prostate cancer. The study supported the results of six earlier feasibility and development studies performed in collaboration with the Cleveland Clinic.

Technology

Next Generation Technologies

When the presence of tumor-derived DNA in blood or urine is high and persists or increases over time, the cancer is likely growing and a new course of treatment may be appropriate. We plan on monitoring this tumor-derived DNA through a variety of technologies to expand our focus beyond early‑stage treatment decision support toward patients with later‑stage disease to help guide therapeutic choices, monitor progression and response to therapeutics, and monitor disease recurrence. Although the first product we plan to launch uses cell-free circulating tumor DNA in blood, we may pursue additional research and development opportunities using other analytes such as circulating tumor cells, RNA, and proteins.  Additionally, while we are aggressively expanding our use of NGS for future clinical development in tandem with our existing RT-PCR approach, we might also use a number of other technologies across our various development programs and to implement our products. We have begun to further advance our research and development pipeline with NGS to develop non‑invasive liquid biopsy tests that can be performed on blood or urine, such as our Oncotype SEQ liquid biopsy mutation panel. The positive results from our first two feasibility studies were presented in December 2014, demonstrating our ability to detect the presence of bladder cancer in urine and breast cancer in blood. Based on these positive initial results, we are working to develop non-invasive tests for real-time patient monitoring, such as Oncotype TRACK. While early‑stage cancer continues to represent a significant opportunity with near‑term revenue potential, we now have the opportunity to expand our business further along the patient’s cancer journey.

Next Generation Sequencing

We have selected NGS to be our primary technology for future biomarker discovery and have begun using NGS for future clinical development and product implementation in tandem with our existing RT‑PCR based approach. NGS technologies parallelize the sequencing process, producing thousands or millions of sequences at once, and are intended to provide nucleic acid sequence information at lower cost than standard methods. We have created proprietary methods for NGS of FPE, tissue nucleic acids, and created bioinformatics programs, and infrastructure for data storage and analysis. We have also explored the combination and superimposition of certain whole transcriptome derived RNA information (standardized expression; univariate biomarker direction of association) on genomic information to reveal the genomic landscapes of cancers. Employing NGS methods, we have also demonstrated feasibility for fusion transcript and mutation detection in RNA from FPE tissue samples and copy number aberration and structural variation mutations in DNA from FPE samples.

Advanced Information Technology

We have developed computer programs to automate our RT‑PCR and NGS assay processes. We have also developed and optimized laboratory information management systems to track our gene‑specific reagents, instruments, assay processes and the data generated. Similarly, we have automated data analysis, storage and process quality control. We use statistical methods to optimize and monitor assay performance and to analyze data from our development studies. We are investigating methods to further automate our workflow. In addition, we have begun investing in informatics infrastructure that incorporates a high performance computer cluster, both locally and cloud‑based, to analyze and store large NGS genomic data sets.

We are also working with a number of different technologies, such as digital PCR to expand our capabilities, and developing methods to enable genomic testing using a variety of biological materials such as blood and urine.

Oncotype DX Tests

Our Oncotype DX tests utilize our RT‑PCR approach to improve cancer treatment decisions. Our diagnostic approach correlates gene expression to clinical outcomes and provides an individualized analysis of each patient’s tumor. We have built a diagnostic infrastructure that allows us to move from research into development through to processing actual patient samples in our clinical reference laboratory. We have optimized this technology for quantitative gene expression on FPE tissue by developing methods and processes for screening hundreds of genes at a time using minimal amounts of tissue.

We believe that our multi‑gene analysis, as opposed to single‑gene analysis, provides a more powerful approach to distinguish tumors as being more or less likely to recur or progress. This information ultimately allows the physician and patient to choose a course of treatment that is individualized for each patient.

We offer Oncotype DX tests as clinical laboratory services, utilizing existing technologies such as RT‑PCR and information technologies and optimize and integrate them into new processes. We expect to continue to extend the capabilities of the various components of our process to develop effective products. Our technologies allow us to analyze tumor tissue samples in our clinical reference laboratory and provide physicians with genomic information specific to the patient’s tumor. We analyze tissues that are handled, processed and stored under routine clinical pathology laboratory practices.

We believe our tests provide information that has the following benefits:

•

Improved Quality of Treatment Decisions.  We believe our approach to genomic‑based cancer analysis improves the quality of cancer treatment decisions by providing an individualized analysis of each patient’s tumor that is correlated to clinical outcome, rather than solely using subjective, anatomic and qualitative factors to determine treatments. Oncotype DX has been shown, consistently in more than 30 breast cancer, colon cancer and prostate cancer clinical studies, to classify many patients into recurrence risk categories different from classifications based primarily on tumor pathology grade and stage, and to generally change treatment decisions in more than 30% of patients. Thus, our tests enable patients and physicians to make more informed decisions about treatment risk‑benefit considerations, and, consequently design an individualized treatment plan.

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

Oncotype DX Breast Cancer Test

In 2015, approximately 310,000 people in the United States and 1.8 million people worldwide were diagnosed with breast cancer, including both invasive and the pre‑invasive form, DCIS. Breast cancer tumors are classified as stage 0, I, II, III or IV. Stage 0, which includes DCIS, generally refers to a pre‑invasive tumor with reduced risk of recurrence. DCIS is typically not treated with chemotherapy but may be treated with lumpectomy or mastectomy, followed by radiation therapy and hormonal therapy. Stage 0, I and II are generally referred to as early stage breast cancer, and stage III and IV are generally referred to as late stage breast cancer.

Following diagnosis, a physician determines the stage of the breast cancer by examining the pathology of the tumor, the size of the tumor, nodal status, referred to as N+, where the tumor has spread to the lymph nodes, and N−, where the tumor has not spread to the lymph nodes, and the extent to which the cancer has spread to other parts of the body.

Prior to the inclusion of our Oncotype DX invasive breast cancer test in clinical guidelines, standard treatment guidelines weighed the stage of the cancer and additional factors to predict cancer recurrence and determine treatment protocol such as estrogen receptor status, referred to as ER+, where estrogen receptors are present, and ER−, where estrogen receptors are not present, the abundance of HER2, genes or protein in the tumor, the age of the patient, and the histological type and grading of the tumor as reported by the pathologist.

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

To develop our Oncotype DX breast cancer test, we evaluated 250 genes in three independent clinical studies which identified a 21‑gene panel whose composite gene expression profile can be represented by a breast cancer Recurrence Score. Our clinical validation study with the NSABP B‑14 population, published by The New England Journal of Medicine in December 2004, demonstrated that the Recurrence Score correlated with an individual’s likelihood of distant recurrence within 10 years of invasive breast cancer diagnosis. The NSABP B-14 study also demonstrated that the incremental survival benefit of chemotherapy in N−, ER+ patients also treated with tamoxifen is only 4%. Moreover, our study with the NSABP B‑20 population, published in the Journal of Oncology in May 2006, demonstrated that the Recurrence Score also correlates with the likelihood of chemotherapy benefit for invasive breast cancer patients.

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

In December 2011, we presented positive results from the ECOG E5194 DCIS clinical validation study at the San Antonio Breast Cancer Symposium, or SABCS. The study demonstrated that a pre‑specified Oncotype DX DCIS Score can predict the risk of local recurrence, defined as either the development of a new invasive breast cancer or the recurrence of DCIS in the same breast. The study further demonstrated that 75% of patients have a low DCIS Score and may be able to forego radiation therapy. Conversely, the study demonstrated that patients with a high DCIS Score had a 27% likelihood of local recurrence, of which approximately half were likely to develop a new invasive breast cancer. The DCIS Score also demonstrated consistent association with local recurrence across subgroups regardless of lesion size, grade, surgical margins, or menopausal status. This information can assist physicians and patients in deciding on the appropriate course of treatment based on a more complete understanding of the recurrence risk involved. In May 2013, the Oncotype DX DCIS ECOG E5194 clinical validation study was published online in the Journal of the National Cancer Institute.

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

In addition to clinical decision studies, we sponsor third‑party studies conducted by researchers affiliated with academic institutions to examine the health economic implications of our Oncotype DX breast cancer test. One such study, which was conducted in the United States and published in The American Journal of Managed Care in May 2005, demonstrated that our test provided a more accurate classification of risk than the NCCN guidelines in place at that time as measured by 10 year distant recurrence‑free survival. Based on these results, a model was designed to forecast quality‑adjusted survival and expected costs, or the net present value of all costs of treatment until death, if our Oncotype DX breast cancer test was used in patients classified as low risk or high risk by NCCN guidelines. The model, when applied to a hypothetical population of 100 patients with the demographic and disease characteristics of the patients entered in the NSABP B‑14 Study, demonstrated an increase to quality‑adjusted survival in this population of 8.6 years and a reduction in projected aggregate costs of approximately $200,000. Furthermore, the model showed that as the expected costs and anticipated toxicity of chemotherapy regimens increase, the use of the Recurrence Score result to identify which patients would benefit from chemotherapy should lead to larger reductions in projected overall costs. According to this model, if all early stage invasive breast cancer patients and their physicians used our test and acted on the information provided by the breast cancer Recurrence Score result, there would be significant economic benefit to the healthcare system.

Recently, the results of two large independent prospective studies were announced. In September 2015, initial results from the TAILORx trial demonstrated that a group of trial participants with an Oncotype DX breast cancer Recurrence Score of 10 or less who received hormonal therapy alone without chemotherapy had less than 1% chance of recurrence at 5 years. In December 2015, we announced results from the Surveillance, Epidemiology and End Results (SEER) program of the National Cancer Institute, a large population-based observational study based on the SEER registry of more than 40,000 node-negative and 4,500 node-positive patients, demonstrating breast cancer specific mortality at five years was less than half a percent in node-negative disease and one percent in node positive disease (up to three positive nodes) where the patient’s Oncotype DX breast cancer Recurrence Score result was less than 18.

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

Oncotype DX Colon Cancer Test

In 2015, approximately 100,000 people in the United States and one million people worldwide were diagnosed with colon cancer. Colon cancer tumors are classified as stage 0, I, II, III or IV. Stage 0 generally refers to a pre‑invasive tumor with reduced risk of recurrence that is typically not treated with chemotherapy but may be treated with surgery.

Following diagnosis, a physician determines the stage of the colon cancer by examining the following the pathology of the tumor, the size of the tumor, nodal status, referred to as node positive, or N+, where the tumor has spread to the lymph nodes, and node negative, or N−, where the tumor has not spread to the lymph nodes, and the extent to which the cancer has spread to other parts of the body.

Standard treatment guidelines weigh the stage of the cancer and additional factors to predict cancer recurrence and determine treatment protocol including the age of the patient, the histological type and grading of the tumor as reported by the pathologist, the level of mismatch repair, or MMR, also known as microsatellite instability, or MSI, and T‑stage, an index of tumor penetration through the bowel.

In 2015, stage II and stage III colon cancer affected approximately 25,000 and 24,000 people, respectively, in the United States, and the current treatment paradigm is unclear. The decision to treat patients with chemotherapy following surgery is based on an assessment of how likely their disease is to recur. However, accurately identifying those patients with high recurrence risk is a critical issue for physicians because the available markers to determine likelihood of disease recurrence are limited, resulting in both over‑treatment and under‑treatment of patients following surgery. Research indicates that the survival benefit of chemotherapy treatment is only 5% in stage II disease and 10% in stage III disease, however all chemotherapy‑treated colon cancer patients are at risk of significant drug‑related toxicity. While there are existing clinical markers associated generally with higher risk in colon cancer patients, there was no clinically validated genomic test available that predicted the likelihood of recurrence for individual patients prior to the availability of our test.

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

We selected a final set of 12 genes which were then independently evaluated in a validation study of over 1,400 stage II colon cancer patients. Gene expression was quantified by RT‑PCR from manually microdissected FPE primary colon cancer tissue, and recurrence‑free interval, disease‑free survival and overall survival were analyzed.

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

In November 2013, positive results from the Partnership for Health Analytic Research clinical utility analysis of the Oncotype DX colon cancer test were published, demonstrating that use of our test changed treatment recommendations in 29% of stage II colon cancer patients.

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

Oncotype DX Prostate Cancer Test

Approximately 1.2 million men worldwide were diagnosed with prostate cancer in 2015. Based upon the results of prostate‑specific antigen, or PSA, testing, biopsies were performed on over one million men in the United States in 2015, and more than 234,000 of these patients were diagnosed with prostate cancer. The vast majority of these patients receive aggressive treatment, including surgery and radiation therapy, and more than half of these patients suffer incontinence and/or impotence after surgery. Less than 10% of patients choose active surveillance even though, for most prostate cancer patients, their disease will not cause clinical symptoms or death.

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

In September 2012, we announced positive top line results from a clinical validation study of our biopsy‑based prostate cancer test. As a result of this clinical validation study meeting its primary end point, we launched our Oncotype DX prostate cancer test in May 2013, and made the test available worldwide. The test provides a GPS that predicts disease aggressiveness in men with low risk disease. This test may be used to improve treatment decisions for prostate cancer patients, in conjunction with the Gleason score, or tumor grading. In May 2014, the positive results from our two development studies, as well as our clinical validation study of diagnostic biopsies from 395 men who were candidates for active surveillance were published, demonstrating that the use of GPS can potentially increase the number of men who could confidently choose active surveillance by 20% to 30%.

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

In August 2014, we announced positive top line results of a second Oncotype DX prostate cancer clinical validation study, demonstrating the ability of our test’s GPS to predict multiple clinical endpoints related to disease aggressiveness among low/intermediate risk patients, as a predictor of biochemical recurrence. The study also confirmed the earlier validation study presented in 2013 and published in May 2014. The results from the clinical validation study were presented at ESMO in September 2014, and at the Society of Urologic Oncology meeting in December 2014.

In May 2015, the MolDX program of Palmetto, GBA, or Palmetto, released a draft local coverage determination, or LCD, supporting reimbursement for the Oncotype DX prostate cancer test for men with very low and low risk disease, as defined by NCCN guidelines, who are considering treatment. In August 2015, Palmetto issued its final LCD, approving nationwide coverage of our prostate cancer test for qualified Medicare patients throughout the United States and effective October 13, 2015, Palmetto initiated reimbursement of the Oncotype DX prostate cancer test.

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

In April 2015, Urology Practice published the positive results of our prostate cancer test’s decision impact study. This prospective study involving 158 newly diagnosed prostate cancer patients showed that incorporation of our test’s GPS changed modality and/or intensity of treatment recommendations in 26% of patients across multiple urology practice settings. Additionally, 85% of urologists were more confident in their treatment recommendation following review of the patient’s GPS.

In July 2015, a second utility study focused on the Oncotype DX prostate cancer test was published in Urology Practice. This study analyzed the medical charts from 211 men diagnosed with prostate cancer across 10 different sites and compared physician recommendations and the actual treatment received between patients who received the Oncotype DX prostate cancer test and those who did not. The observed net increase in physicians recommending active surveillance was consistent with the previously published prospective clinical study in Urology Practice. In addition, when actual treatment received was determined, patients who received an Oncotype DX GPS had an absolute increase of 24% and a relative increase of 56% in use of active surveillance when compared to patients in the same practices with similar traditional risk factors but without an Oncotype DX GPS.

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

•

Development phase.  In this phase, we establish a product definition and development plan and perform gene identification either by selecting candidate genes from the approximately 25,000 genes in the human genome or by applying NGS technology to explore both coding and non‑coding regions that could influence tumor biology. Typically, we secure access to archival tumor biopsy samples correlated with clinical data in order to identify genes that correlate with specific clinical outcomes. If early clinical development studies successfully identify genes, we may conduct additional clinical studies to refine the gene set in the specific patient population of interest. We typically select the final gene panel through statistical modeling of the gene expression and outcome data and considerations of analytical performance. Following establishment of a gene panel, we finalize the remaining assay parameters.

•

Validation phase.  Once the genomic panel, assay chemistry and processes, automation and analysis specifications are finalized, tested and analytically validated, we typically begin clinical validation. In this phase, we conduct one or more validation studies with prospectively designed endpoints to test our candidate gene panel and the corresponding quantitative expression score. We are often able to conduct large validation studies using archived samples with years of clinical outcomes, thus saving clinical development time.

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

Product Development Opportunities

In addition to developing products to address new cancer areas, we continually look to expand the clinical utility and addressable patient populations for our existing tests. These developments efforts may lead to a variety of possible new products covering various treatment decisions, including risk assessment, screening and prevention, early disease diagnosis, adjuvant and/or neoadjuvant disease treatment, metatastic disease treatment selection and patient monitoring.

Breast Cancer

We have continued to conduct and present a variety of development studies to expand the reach of our products for breast cancer. For example, we presented results from a clinical study summarizing the gene signatures of male patients for whom the Oncotype DX breast cancer test was used to guide chemotherapy treatment, indicating that breast cancer in men displays similar gene signatures to female breast cancer. We also presented a study demonstrating that there were significant differences in gene expression between hormone receptor negative, or triple negative, breast cancer compared with hormone receptor positive disease.

Other studies presented include results of our clinical outcomes study for biomarker discovery using NGS. In addition to re‑confirming the original 21 Oncotype DX breast cancer test genes originally identified by RT‑PCR, this study also revealed more than 1,800 new biological relationships associated with breast cancer recurrence. In addition, the results of a large study of early‑stage, node‑positive breast cancer patients treated with anthracycline‑containing chemotherapy as part of the NSABP B‑28 trial were also presented, supporting the Oncotype DX Recurrence Score as a robust predictor of distant recurrence, disease‑free survival and overall survival in this patient population.

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

Prostate Cancer

In August 2014, we announced positive top line results of a second clinical study, demonstrating the ability of our test’s GPS to predict multiple clinical endpoints related to disease aggressiveness among low/intermediate risk patients. The study also confirmed the earlier validation study published in May 2014. The results from the clinical validation study were presented at ESMO in September 2014, and at the Society of Urologic Oncology meeting in December 2014.

We plan to continue conducting development studies to provide information to support the relationship of our Oncotype DX prostate cancer test and its benefit with regard to predicting prostate cancer clinical recurrence and biochemical recurrence, as well as its ability to add value for following patients on active surveillance. Also, as with breast and colon cancer, we expect there to be an opportunity to expand the use of genomic testing in prostate cancer to address additional populations. These additional populations may include high-risk patients, based on clinical and pathologic features at the time of diagnosis, the large number of patients with negative biopsies, and patients who receive treatment with radical prostatectomy or radiation who may be considering additional adjuvant therapy with some of the new treatment modalities that are available for advanced disease.

Pipeline Products- Oncotype SEQ and Oncotype TRACK

Potential new products may address a variety of specific clinical needs by leveraging one or multiple technological capabilities including our NGS capabilities. Additionally, we believe potential new products, such as Oncotype SEQ, can be implemented in the form of non‑invasive tests performed on blood or urine.

Our research and development activities are currently focused on developing a pipeline of tests to optimize the treatment of various cancers including breast, colon, prostate and other cancers. We are currently in the development, phase for our first Oncotype SEQ product, for the management and monitoring of multiple cancer types. Oncotype SEQ tests are intended to be non-invasive liquid biopsy mutation panels that use next-generation sequencing to identify and select actionable genomic alterations to quantify the presence and burden of cancer, as well as help predict the sensitivity or resistance to specific drugs for patients with certain late-stage cancers, such as late stage lung, breast, colon, melanoma, ovarian or gastrointestinal cancer.  As a fit-for-purpose blood-based panel, Oncotype SEQ is designed to meet the needs of community oncologists by delivering actionable clinical information to more than 350,000 cancer patients who recur or present with late-stage disease each year in the United States, with potentially lower cost to both patients and payors.

As new clinical evidence continues to be introduced, we intend to accordingly introduce new versions of these tests, which could include additional genes or updated interpretations of genes already included in such tests.

We also have started the research and development phases on our first Oncotype TRACK products for non-invasive tumor monitoring. The positive results from our first two feasibility studies were presented in December 2014, demonstrating our ability to detect the presence of bladder cancer in urine and breast cancer in blood.  Tests such as Oncotype TRACK could leverage a variety of technologies such as digital PCR or NGS, to cover an increasing range of indications and cancer types.

Commercial Operations

United States

Our commercial infrastructure, including our sales force, managed care group, and patient support network, is critical to our future success. We are continuing to build a strong domestic sales, marketing and reimbursement effort by interacting directly with medical, radiation, and surgical oncologists, urologists, pathologists and payors. Because oncology and urology are distinct concentrated specialties, we believe that a focused marketing organization and specialized sales force with regional and local experience in the U.S. for each of oncology and urology is necessary in order to effectively serve both specialties. We believe our direct sales approach, targeting oncologists, cancer surgeons and urologists, and our medical education and scientific liaisons, targeting key opinion leaders, coupled with our plans to continue to conduct multiple clinical studies with the objective of having results published in peer‑reviewed journals, is the best approach to increase patient and physician demand and the number of favorable reimbursement coverage decisions by third‑party payors. Due to significant overlap between breast and colon oncologists and surgeons, we believe our current oncology sales force has sufficient capacity to market our Oncotype DX breast and colon cancer tests. In 2015, we continued to expand our urology sales team in the United States to market our prostate cancer test to urologists. Going forward, we intend to leverage our existing sales capabilities and channels to introduce and commercialize new products, such as Oncotype SEQ.

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

All Oncotype DX tests are processed in our clinical reference laboratory facility in Redwood City, California. Our current clinical reference laboratory processing capacity is approximately 120,000 tests annually, and has significant expansion capacity with incremental increases in laboratory personnel and equipment, including expansion capacity for laboratory facilities dedicated exclusively to blood-based research and development. The Oncotype DX breast, colon and prostate cancer tests analyze different genes. However, all of the tests are based on a similar Oncotype DX RT-PCR platform. We believe that we currently have sufficient capacity to process all of our tests. We may require additional facilities in the future as we expand our business and believe that additional space, when needed, will be available on commercially reasonable terms.

International

We have a direct commercial presence with employees in Canada, Japan and certain European countries. Additionally, we have exclusive distribution agreements for one or more of our Oncotype DX tests with distributors covering more than 90 countries outside of the United States.

We believe our future success is also dependent on our ability to continue to expand our international commercial presence and achieve adequate reimbursement for our tests. We plan to continue to use essentially the same business model internationally as we use in the United States, however, there are significant differences between countries that need to be considered. For example, regulatory or reimbursement requirements generally vary from country to country, and different countries may have a public healthcare system, a combination of public and private healthcare system or a cash‑based payment system. Treatment costs outside of the United States may be lower, which may impact the cost savings of our tests, and therefore impact the reimbursement amount we can achieve.

We expect that international sales of our Oncotype DX tests will be heavily dependent on the availability of reimbursement and sample access. In many countries, governments are primarily responsible for reimbursing diagnostic tests. Governments often have significant discretion in determining whether a test will be reimbursed at all, and if so, how much will be paid. In addition, certain countries such as China have prohibitions against exporting tissue samples which will limit our ability to offer our tests in those countries without local laboratories or a method of test delivery that does not require samples to be transported to our U.S. laboratory.

Coverage, Coding and Reimbursement

Coverage

Medicare coverage for our tests is currently subject to the discretion of the local Medicare Administrative Contractors, or MACs. Palmetto, the MAC that establishes the coverage, coding and reimbursement policies for the majority of our tests under Medicare, developed the Molecular Diagnostic Services Program, or MolDx, to identify and establish Medicare coverage for molecular diagnostic tests that fall within the scope of its Molecular Diagnostic Test local coverage determination, or LCD. To obtain coverage under the MolDx program, developers of molecular diagnostic tests must submit a detailed dossier of clinical data to substantiate that a test meets Medicare’s requirements for coverage. To date, Palmetto has determined that our breast and colon cancer tests will be covered, and that our prostate cancer test will be covered in certain limited circumstances. Coverage determinations for our tests made by Palmetto under the MolDx program have been adopted by Noridian Healthcare Solutions, the MAC that processes Medicare claims submitted by us.

On December 16, 2015, Palmetto informed us that they believe it is now appropriate to establish a unique identifier code and independent coverage for the Oncotype DX DCIS Score. We have obtained a unique identifier code for the DCIS Score, and we submitted to Palmetto additional validation and clinical utility data generated since its previous decision on May 8, 2013, to cover the DCIS Score for all qualified Medicare patients with DCIS breast cancer. During this interim review period, we are continuing to provide the DCIS Score to patients and physicians, holding claims for submission to Medicare following Palmetto's establishment of independent coverage for the DCIS Score.

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

Coding

We have specific Current Procedural Terminology, or CPT, codes for our Oncotype DX invasive breast and colon cancer tests. Our other tests, however, are currently billed with an unlisted procedure code. Providers use an unlisted procedure code to bill for a service when no existing specific code accurately describes the service.

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

We received a specific CPT code for our Oncotype DX invasive breast cancer test effective January 1, 2015. Medicare has established a national limitation amount for this code under the gapfill process that maintains the contractor amount currently in effect through 2016. New rates calculated using the methodology under PAMA are then expected to be adopted in 2017.

We have also received a specific CPT code for our Oncotype DX colon cancer test, effective January 1, 2016. For 2016, Medicare claims are paid at the rate established by the local MACs under the gapfill process. Our local MAC will continue to set the payment rate for claims submitted by us through 2016. New rates required under PAMA are expected to be adopted in 2017.

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

Under PAMA, laboratories that receive the majority of their Medicare revenues from payments made under the Clinical Laboratory Fee Schedule, or CLFS, or the Physician Fee Schedule will be required to report private payor payment rates and volumes for their tests. CMS will use the rates and volumes reported by laboratories to develop Medicare payment rates for the tests equal to the volume-weighted median of the private payor payment rates for the tests. Laboratories that fail to report the required payment information may be subject to substantial civil money penalties.  Rates for “advanced diagnostic laboratory tests” will be reported annually; rates for other diagnostic tests will be reported every three years. CMS must continue to use the methods for pricing of advanced diagnostic laboratory tests that were in effect prior to enactment of PAMA through December 31, 2016.

The payment rates calculated under PAMA are expected to apply to our tests beginning in 2017. However, CMS is delayed in issuing final rules to implement the new reporting requirements and payment methodology, so implementation may be delayed. Any reductions to payment rates (compared to rates currently paid under the CLFS) resulting from the new methodology are limited to 10% per test per year in each of the years 2017 through 2019 and to 15% per test per year in each of 2020 through 2022. Although CMS has not yet issued final regulations to implement PAMA, we believe our Oncotype DX tests each would be considered advanced diagnostic laboratory tests. The initial payment rate (for a period not to exceed nine months) for a new advanced diagnostic laboratory test will be set at the “actual list charge” for the test as reported by the laboratory. Insofar as the actual list charge substantially exceeds private payor rates (by more than 30%), CMS will have the ability to recoup excess payments made during the initial nine-month payment period. We may or may not seek to have our existing tests designated as advanced diagnostic laboratory tests.

While we do not believe the new payment rate system under PAMA will have a negative effect on the current payment rates of our Medicare-covered tests beginning in 2017, final regulations implementing PAMA have not yet been promulgated. As a result, there can be no assurance that adequate payment rates will continue to be assigned to our tests.

In 2014, CMS began to bundle payment for clinical laboratory tests together with other services performed during hospital outpatient visits under the Hospital Outpatient Prospective Payment System. While CMS exempted molecular diagnostic tests from this bundling provision, it is possible that CMS could propose to bundle payment for such tests in the future. Our tests are generally not paid in the hospital outpatient setting, and insofar as they are paid in that setting they likely would be considered molecular tests if billed under specific procedure codes, but it is possible that payment for our tests could be bundled if furnished in a hospital outpatient setting in the future.

In September 2015, CMS issued a proposed rule that outlines how the agency intends to implement the PAMA payment system. With respect to reporting, we believe the policy articulated in the proposed rule would require us to report information annually on rates paid by private payors for each of our Oncotype DX tests if we seek designation for our tests as advanced diagnostic laboratory tests. Under the criteria outlined in the proposed rule, we believe all of our Oncotype DX tests would be eligible for designation as advanced diagnostic laboratory tests. The proposed rule does not disclose the reporting format or plan at this time, instead indicating that guidance regarding the mechanism for reporting will be forthcoming. The proposed rule does, however, clarify that payment rates and the reporting period will coincide with the calendar year. CMS also proposes that the data collection period be immediately followed by a 90-day period during which we may verify and validate our private payor rate data before the data is due to CMS by the final day of the 90-day reporting period.

With respect to pricing of existing tests, CMS further defines the rate-setting methodology in the proposed rule by proposing to assess every payment rate, by payor, submitted by laboratories and to determine the median of the payment rates. CMS indicates that it intends to list each distinct private payor rate the same number of times in the array as its volume. CMS proposes that the PAMA rate-setting process follow the current timeline for CLFS rate-setting, which is publication of preliminary rates in September with final rates published in November to become effective the following January, and will update the payment rates every three years, or annually for advanced diagnostic laboratory tests. Any reductions to payment rates resulting from the new methodology are limited to 10% per test per year in each of the years 2017 through 2019 and to 15% per test per year in each of 2020 through 2022.

With respect to pricing of new advanced diagnostic laboratory tests, the initial payment rate, for a period not to exceed nine months, will be set at the “actual list charge” for the test as reported by the laboratory. CMS proposes that the “actual list charge” be the lowest publicly available price at which the test is available according to sources such as websites, tests registries or price listing for a patient. If the actual list charge substantially exceeds private payor rates by more than 30%, CMS will have the ability to recoup excess payments made during the initial nine-month payment period. CMS has not yet issued a final rule implementing the reporting and rate-setting requirements under PAMA.

On several occasions Congress has considered various cost reduction alternatives, including imposing a 20% co‑insurance amount on clinical laboratory services, which would require beneficiaries to pay a portion of the cost of their clinical laboratory testing. Although these changes have not been enacted at this time, Congress could decide to impose these or other fee reductions or taxes at some point in the future. If so, these additional coinsurance payments for our Oncotype DX tests could be difficult to collect and any new fee reductions or taxes would impact our revenues.

State Medicaid agencies will assign a reimbursement rate equal to or less than the prevailing Medicare rate, often times determined by state law as a percentage of the Medicare reimbursement rate.

The majority of our international Oncotype DX breast and colon cancer test revenues come from direct payor reimbursement, payments from our distributors, patient self‑pay, and clinical collaborations in various countries. We have obtained coverage for our breast cancer test outside of the United States, including coverage for certain patients in Canada, Israel, Saudi Arabia, and several European countries. We expect that it will take several years to establish broad coverage and reimbursement for our Oncotype DX breast, colon and prostate cancer tests with payors in countries outside of the United States.

Oncotype DX Breast Cancer Test

We expect to continue to focus substantial resources on pursuing global adoption of and reimbursement for our Oncotype DX breast cancer test. We believe increased demand for our Oncotype DX breast cancer test resulted from our ongoing commercial efforts, expanded utility for new breast cancer patient groups, continued publication of peer-reviewed articles on studies we sponsored, conducted or collaborated on that support the use of and reimbursement for the test, clinical presentations at major symposia, and the inclusion of our breast cancer test in clinical practice guidelines for N−, ER+ invasive disease. However, this increased demand is not necessarily indicative of future growth rates, and we cannot provide assurance that this level of increased demand can be sustained or that publication of articles, future appearances or presentations at medical conferences, increased commercial efforts or expansion of utility to new breast cancer patient groups will have a similar impact on demand for our breast cancer test in the future. Sequential quarterly demand for our breast cancer test may also be impacted by other factors, including the economic environment and seasonal variations that have historically impacted physician office visits, our shift in commercial focus to our Oncotype DX colon and prostate cancer tests or any future products we may develop, patient enrollment in Oncotype DX clinical studies and the number of clinical trials in process by cooperative groups or makers of other tests conducting experience studies.

Most national and regional third‑party payors in the United States, along with the designated regional Medicare contractor for our tests, have issued positive coverage determinations for our Oncotype DX breast cancer test for patients with N−, ER+ invasive disease through contracts, agreements or policy decisions. The local carrier with jurisdiction for claims submitted by us for Medicare patients also provides coverage for our invasive breast cancer test for ER+ patients with N+ disease (up to three positive lymph nodes) and invasive breast cancer patients where a lymph node status is unknown or not accessible due to a prior surgical procedure, or when the test is used to guide a neoadjuvant treatment decision. Additionally, some payors provide policy coverage for the use of our test in ER+ patients with N+ disease, including lymph node micro‑metastasis. In July 2011, the American Journal of Managed Care published results of an economic assessment suggesting use of Oncotype DX in breast cancer patients with 1-3 positive nodes may improve health outcomes without adding incremental cost. However, we may not be able to obtain reimbursement coverage from other payors for our test for breast cancer patients with N+, ER+ disease.

We have established limited reimbursement coverage for the use of our Oncotype DX test in DCIS for some private third‑party payors. In many instances our test is covered under existing breast cancer coverage policies with the addition of the indicated diagnosis code for DCIS. We intend to continue to devote resources to gaining Medicare and expanded private reimbursement for our test in this patient population. We believe it may take several years to achieve reimbursement with a majority of third‑party payors for the use of our test for DCIS patients. However, we cannot predict whether, or under what circumstances, payors will reimburse for this test.

We have established coverage for our Oncotype DX breast cancer test for invasive breast cancer in 28 state Medicaid programs for N− disease. In addition, the Veterans Administration and the Department of Defense hospitals have processes in place that provide coverage for our Oncotype DX test for invasive breast cancer.

Oncotype DX Colon Cancer Test

We expect to continue to pursue global adoption of and reimbursement for our Oncotype DX colon cancer test. We believe the key factors that will drive adoption of this test include results from studies we sponsor, conduct or collaborate on that support the use of and increased coverage and reimbursement for the test, clinical presentations at major symposia, publications, inclusion of the test in clinical guidelines and our ongoing commercial efforts.

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

Oncotype DX Prostate Cancer Test

We expect to continue to focus substantial resources on pursuing global adoption of and reimbursement for our Oncotype DX prostate cancer test. We believe the key factors that will drive adoption of this test include publication of the clinical validation study conducted in collaboration with the University of California, San Francisco and other studies we sponsored, conducted or collaborated on that support the use of and reimbursement for the test, clinical presentations at major symposia and our ongoing commercial efforts.

In August 2015, Palmetto issued its final LCD, approving nationwide coverage of our prostate cancer test for qualified male Medicare patients with low and very low risk disease, as defined by NCCN guidelines, throughout the United States. The LCD includes specific requirements for certification and training of physicians who order the test and requirements for collection and reporting of specific data elements related to the use of our test and patient outcomes. Effective October 2015, Palmetto initiated reimbursement of the Oncotype DX prostate cancer test. Other than Medicare coverage, we have obtained limited reimbursement coverage from third‑party payors for our Oncotype DX prostate cancer test. As a new test, our prostate cancer test may be considered investigational by payors and therefore may not be covered under their reimbursement policies. Consequently, we intend to pursue case‑by‑case reimbursement and expect that this test will continue to be reviewed on this basis until policy decisions have been made by individual payors. We plan to work with public and private payors and health plans to secure coverage for our Oncotype DX prostate cancer test based upon clinical evidence demonstrating the utility of the test. We believe it may take several years to achieve reimbursement with a majority of third‑party payors for our prostate cancer test. However, we cannot predict whether, or under what circumstances, payors will reimburse for this test. We plan to hire additional commercial, scientific, technical and other personnel to support this process.

Competition

We compete in a rapidly evolving and highly competitive industry, and there are a number of private and public companies that offer products or have conducted research to profile genes and gene expression in breast, colon and prostate cancer, including companies such as NanoString Technologies Inc., BioTheranostics, Sividon Diagnostics, Myriad Genetics

Inc., Clarient International Ltd. (a NeoGenomics Laboratories company), GenomeDx Biosciences Inc., Agendia Inc., Hologic Inc., Novartis AG and Qiagen N.V..  As we expand our research, development and commercialization efforts into the liquid biopsy and pan-cancer clinical diagnostics market, we face competition from companies such as Foundation Medicine, Guardant Health, Novartis AG, Grail, MDxHealth, Natera Inc. and Trovagene Inc. A number of other companies have announced their intention to enter the liquid biopsy market, and we currently believe that the barrier for entry into this business is low compared to profiling genes and gene expression in cancers, primarily due to wider adoption of NGS technologies. Historically, our principal competition for our Oncotype DX tests has also come from existing diagnostic methods used by pathologists and oncologists, and traditional diagnostic methods can be difficult to change or supplement.  In addition, we compete with companies offering capital equipment and kits or reagents to local pathology laboratories. These kits are used directly by the pathologist, which facilitates adoption more readily than tests like ours that are performed outside the pathology laboratory.

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

As more information regarding cancer genomics becomes available to the public, we anticipate that more products aimed at identifying targeted treatment options will be developed and that these products may compete with ours. In addition, competitors may develop their own versions of our tests in countries where we did not apply for patents, where our patents have not issued or where our intellectual property rights are not recognized and compete with us in those countries, including encouraging the use of their test by physicians or patients in other countries. Many of our present and potential competitors have widespread brand recognition and substantially greater financial and technical resources and development, production and marketing capabilities than we do. Others may develop lower‑priced, less complex tests that could be viewed by physicians and payors as functionally equivalent to our tests.

We believe that we compete primarily on the basis of the value of: the quantitative information our Oncotype DX tests provide; the clinical validation of the utility of our tests; the level of adoption and reimbursement coverage for our tests; the inclusion of our tests in clinical practice guidelines; our ability to commercialize products through our clinical development platform; our ability to expand our sales efforts into new areas of medical practice as we launch new products; our collaborations with clinical study groups; the quality of our clinical reference laboratory; and, the level of customer service we provide.

While we believe that we compete favorably with respect to these factors, in order to continue to do so we must: continue to innovate and adopt advanced technology; successfully market, sell and enhance our Oncotype DX tests for use in types of cancer other than breast, colon and prostate; obtain peer-reviewed publications of our clinical studies in a timely manner; continue to obtain positive reimbursement determinations; continue to expand in countries outside of the United States; continue to develop our technological and clinical operations; encourage physician participation in Medicare-required information collection efforts; and, successfully expand our reach into additional product markets.

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

U.S. Food and Drug Administration (FDA)

Diagnostic test kits that are sold and distributed through interstate commerce are regulated as medical devices by the FDA. Devices subject to FDA regulation must undergo pre‑market review prior to commercialization unless the device is exempt from such review. In addition, manufacturers of medical devices must comply with various regulatory requirements under the Federal Food, Drug and Cosmetic Act and regulations promulgated under that Act, including quality system regulations, unless exempt. Entities that fail to comply with FDA requirements can be liable for criminal or civil penalties, such as recalls, detentions, orders to cease manufacturing, and restrictions on labeling and promotion, among other potential sanctions.

Clinical laboratory tests like ours are regulated under CLIA, as administered by CMS, as well as by applicable state laws. Clinical laboratory tests that are developed and validated by a laboratory for its own use, which are referred to as laboratory developed tests, or LDTs, are generally not currently subject to FDA regulation, although reagents or software provided by third parties and used to perform LDTs may be subject to regulation. We believe that our Oncotype DX tests are not diagnostic kits and also believe that they are LDTs. As a result, we believe our tests should not be subject to regulation at this time under established FDA policies. The container we provide for collection and transport of tumor samples from a pathology laboratory to our clinical reference laboratory may be considered a medical device subject to regulation but is currently exempt from pre‑market review by the FDA.

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

While we qualify all materials used in our tests according to CLIA regulations, we cannot be certain that the FDA will not enact rules or guidance documents which could impact our ability to purchase certain materials necessary for the performance of our tests, such as products labeled for research use only. Should the availability of any of the reagents obtained by us from vendors and used in conducting our tests be affected by future regulatory actions, our business could be adversely affected by those actions, including increasing the cost of testing or delaying, limiting or prohibiting the purchase of reagents necessary to perform testing.

Health Insurance Portability and Accountability Act

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, required the Department of Health and Human Services, or HHS, to issue regulations to protect the privacy and security of protected health information. HIPAA’s privacy and security requirements are broad in scope and apply to “covered entities,” which include healthcare providers like us who transmit health information in connection with electronic healthcare transactions. In 2009, HIPAA was amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH. The implementing regulations of HIPAA, as amended by HITECH, were last modified in 2013 and resulted in significant changes to the privacy, security, breach notification, and enforcement requirements with which we must comply. Among these changes, covered entities are now vicariously liable for violations of HIPAA that result from acts or omissions of their business associates where the business associate is an agent of the covered entity and was acting within the scope of its agency, regardless of whether the covered entity and business associate entered into a business associate agreement in compliance with HIPAA. Penalties for violations of HIPAA include civil money and criminal penalties.

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

In addition to HIPAA, a number of state and international laws impose requirements regarding the protection of health or other personal information that are applicable to our operations. Many state laws are not preempted by HIPAA because they are more stringent or are broader in scope than HIPAA.  Further, we may be required to comply with international personal data transfer laws.  Under the European Union Data Protection Directive, personal information about E.U. citizens can only be transferred from the E.U. to countries with adequate data protection.  The European Commission has provided that this requirement can be met through a Safe Harbor Program, E.U. pre-approved model contract clauses or certain binding corporate rules. The Safe Harbor Program was negotiated between the European Commission and the U.S. Department of Commerce, had been in effect since 2000, and for many companies, including us, provided the basis for data transfers from the E.U. to the U.S.  In October 2015, the Court of Justice of the European Union declared that the U.S.-E.U. Safe Harbor is invalid.  In February 2016, the European Commission announced an agreement with the Department of Commerce to replace the invalidated Safe Harbor agreement on transatlantic data flows with a new E.U.-U.S. “Privacy Shield.”  Nevertheless, legal uncertainty remains concerning E.U.-to-US data transfers.  The Privacy Shield will not be effective until it is approved by the E.U.’s 28 member states.  Laws governing data privacy and security are constantly evolving. We have taken steps to comply with the health information privacy and security requirements to which we are subject. However, we can provide no assurance that we are or will remain in compliance with diverse privacy and security requirements in all of the jurisdictions in which we do business. Failure to comply with privacy and security requirements could result in civil or criminal penalties, which could have a material adverse effect on our business.

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

For example, under the personal services exception of both the Stark Law and California’s Physician Ownership and Referral Act, or PORA, billing for tests is permitted when the orders for such tests came from physicians whose compensation arrangement with us is for personal services and meets certain written contractual requirements. We have compensation arrangements with a number of physicians for personal services, such as speaking engagements and consulting services. We have structured these arrangements with terms intended to comply with the requirements of the personal services exception of Stark Law and PORA. However, we cannot be certain that regulators would find these arrangements to be in compliance with the exceptions of Stark, PORA or similar laws in other states. If the arrangements were found not to be in compliance with these exceptions and prohibited referrals were made, we would be required to refund any payments we received pursuant to a prohibited referral to the patient, the payor or the Medicare program, as applicable.

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

Although the Anti‑kickback Law applies only to federal health care programs, a number of states in which we operate have passed statutes substantially similar to the Anti‑kickback Law pursuant to which similar types of prohibitions are made applicable to all other health plans and third‑party payors. For example, both California’s general anti-kickback statute, Business and Professions Code Section 650, and its Medi‑Cal anti‑kickback statute, Welfare and Institutions Code Section 14107.2, have been interpreted by the California Attorney General and California courts in substantially the same way that HHS and the courts have interpreted the Anti‑kickback Law. A violation of Section 650 is punishable by imprisonment and fines of up to $50,000. A violation of Section 14107.2 is punishable by imprisonment and fines of up to $10,000.

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

Further, as stated above, the Federal False Claims Act prohibits a person from knowingly submitting a claim, making a false record or statement in order to secure payment or retaining an overpayment by the federal government. In addition to actions initiated by the government itself, the statute authorizes actions to be brought on behalf of the federal government by a private party having knowledge of the alleged fraud. These lawsuits are known as qui tam or whistle-blower lawsuits. Because complaints related to such actions are initially filed under seal, the action may be pending for some time before the defendant is even aware of the action. If the government is ultimately successful in obtaining redress in the matter or if the plaintiff succeeds in obtaining redress without the government’s involvement, then the whistle blower plaintiff will receive a percentage of the recovery.

Finally, the Social Security Act includes its own provisions that prohibit the filing of false claims or submitting false statements in order to obtain payment. Violation of these provisions may result in fines, imprisonment or both, and possible exclusion from Medicare or Medicaid programs. California has an analogous state false claims act applicable to all payors, as do many other states.

Laboratory Licensing

In addition to federal certification requirements for laboratories under CLIA, certain state laws, including those of California, New York, Maryland, Pennsylvania, Rhode Island and Florida, require us to maintain certain licenses to either operate in the state or accept specimens from the state. Such laws establish standards for the day‑to‑day operation of our clinical reference laboratory, including the training and skills required of personnel and quality control. In addition, California laws require us to participate in a state-approved proficiency testing program, which involves testing of known specimens to verify the accuracy and reliability of our laboratory’s tests. We maintain a license in good standing with the California Department of Public Health, a license in good standing with the New York State Department of Health, and licenses in good standing with relevant authorities in Florida, Maryland, Pennsylvania and Rhode Island.

If our clinical reference laboratory is out of compliance with California standards, the California Department of Public Health, or DPH, may suspend, restrict or revoke our license to operate our clinical reference laboratory, assess substantial civil money penalties, or impose specific corrective action plans, among other potential penalties. If our laboratory is out of compliance with New York statutory or regulatory standards, the New York State Department of Health, or DOH, may suspend, limit, revoke or annul the laboratory’s New York license, censure the holder of the license or assess civil money penalties, among other potential penalties.  If imposed, any such penalties could materially affect our business.

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

Patents and Proprietary Technology

We rely on a combination of patents, patent applications, copyrights and trademarks, as well as contracts, such as confidentiality, material data transfer, license and invention assignment agreements to protect our intellectual property rights. We also rely upon trade secret laws to protect unpatented know‑how and continuing technological innovation.

As of December 31, 2015, we had 40 issued patents in the United States and 94 issued patents outside of the United States covering genes and methods that are components of the Oncotype DX breast, colon and prostate cancer tests or research methods and platform technologies. For patents issued by the European Patent Office, we have validated each patent in key European Union countries. In addition, we have a number of pending patent applications in the United States and in other countries, including provisional and non‑provisional filings. Our issued U.S. patents expire at various times between 2023 and 2032. Some of these U.S. patent applications also have corresponding pending or granted applications under the Patent Cooperation Treaty in Canada, Europe, Japan, Australia and other jurisdictions. In these patent applications, we have either sole or joint ownership positions. In certain cases where joint ownership positions were created, we have negotiated contractual provisions providing us with the opportunity to acquire exclusive rights under the patent applications. Under some patent applications, we have elected to allow exclusive options to lapse without exercising the option. The joint ownership agreements generally are in the form of material data transfer agreements that were executed at the onset of our collaborations with third parties.

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

An adverse determination in litigation or interference proceedings to which we may become a party relating to any patents issued to us in the future, or any patents owned by third parties, could subject us to significant liabilities to third parties or require us to seek licenses from third parties. Furthermore, if we are found to willfully infringe these patents, we could, in addition to other penalties, be required to pay treble damages. If certain aspects of our Oncotype DX tests or other tests are found to infringe the intellectual property rights of others, we may not be able to redesign our Oncotype DX tests or other tests to avoid infringement, or such redesign may take considerable time, and force us to reassess our business plans or obtain a license in order to continue to utilize the Oncotype DX tests as is, which license may not be available on satisfactory or commercially feasible terms, if at all.

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

Research and Development Expenses

Research and development expenses were $59.8 million, $53.1 million and $64.2 million for the years ended December 31, 2015, 2014, and 2013, respectively. During 2013, we made a $9.0 million up‑front payment under an exclusive licensing agreement to technology and intellectual property to further develop, validate and subsequently commercialize a multi‑gene test to predict benefit from DNA damage‑based chemotherapy drugs in breast cancer. In 2015, we made a one-time $5.5 million payment to wind down this license agreement and development program. We also continued to conduct research and development studies in breast, colon, prostate and other cancers, including proprietary platforms that incorporate emerging molecular technologies to develop non‑invasive tests that can be performed on blood or urine.

Employees

As of December 31, 2015, we had 802 employees, including 150 in clinical reference laboratory operations, 130 in research and development, including bioinformatics, 332 in sales and marketing, 97 in information technology and systems and 93 in general and administrative functions. None of our employees are covered by collective bargaining arrangements, and our management considers its relationships with employees to be good.

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

ITEM 1A.  Risk Factors.

Risks Relating to our Business and Business Strategy

We have a history of net losses, we may incur net losses in the future, and we expect to continue to incur significant expenses to develop and market our tests, which may make it difficult for us to achieve sustained profitability.

We have historically incurred substantial net losses. From our inception in August 2000 through December 31, 2015, we had an accumulated deficit of $228.2 million. We expect to continue to invest in our product pipeline, including our current Oncotype DX tests and future Oncotype SEQ and TRACK products, and in our global commercial infrastructure, our laboratory operations and NGS and other technology. For the year ended December 31, 2015, our research and development expenses were $59.8 million and our selling and marketing expenses were $143.6 million. We expect our expense levels to continue to increase for the foreseeable future as we seek to globally expand the clinical utility of our Oncotype DX breast and prostate cancer tests, drive adoption of and reimbursement for our Oncotype DX colon cancer and prostate cancer tests and develop and commercialize new tests, including our Oncotype SEQ liquid biopsy mutation panel. As a result, we will need to generate significant growth in revenues in order to achieve sustained profitability. Our failure to achieve increased revenue or sustained profitability in the future could cause the market price of our common stock to decline.

If third‑party payors, including managed care organizations and Medicare, do not provide reimbursement, breach, rescind or modify their contracts or reimbursement policies or delay payments for our Oncotype DX tests, or we are unable to successfully renegotiate reimbursement contracts, our commercial success could be compromised.

Physicians and patients may not order our Oncotype DX tests unless third‑party payors, such as managed care organizations as well as government payors such as Medicare and Medicaid and governmental payors outside of the United States, pay a substantial portion of the test price. Reimbursement by a payor may depend on a number of factors, including a payor’s determination that tests using our technologies are not experimental or investigational, and that they are medically necessary, cost-effective, supported by peer-reviewed publications and included in clinical practice guidelines. There is uncertainty concerning third-party payor reimbursement of any test incorporating new technology, including tests developed using our Oncotype DX platform.

Our Oncotype DX breast cancer test has received certain negative assessments in the past relating to technology criteria for clinical effectiveness and appropriateness for use in patients with N+ disease, and our tests may receive similar negative assessments in the future.  Since each payor makes its own decision as to whether to establish a policy to reimburse our test, seeking these approvals is a time-consuming and costly process. To date, we have positive coverage determinations for our Oncotype DX breast cancer test for N‑, ER+ patients from most third‑party payors in the United States through contracts, agreements or policy decisions. We cannot be certain that coverage for this test will be provided in the future by additional third‑party payors or that existing contracts, agreements or policy decisions or reimbursement levels, including tests processed as out of network, will remain in place or be fulfilled within existing terms and provisions. From time to time payors change processes that may affect timely payment. These changes may result in uneven cash flow or impact the timing of revenue recognized with these payors.

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

We have obtained Medicare reimbursement coverage for our prostate cancer test for low and very-low risk patients effective October 13, 2015. However, we may not be able to obtain Medicare reimbursement coverage for our prostate cancer test for intermediate risk patients or obtain other third-party payor reimbursement for patients with colon or prostate cancer or with N+ and DCIS breast cancer patients that is similar to the coverage we have obtained for our invasive breast cancer test for N-, ER- patients. We believe that it may take several years to achieve reimbursement with a majority of third-party payors for our tests. If we fail to establish broad adoption of and reimbursement for all of our tests and any future tests we may develop, our reputation could be harmed and our future prospects and our business could suffer.

Under the terms of the coverage determination for our Oncotype DX prostate cancer test, coverage for the test is limited to tests ordered by physicians who agree to participate in a Certification and Training Registry, or CTR, and to provide certain information about Medicare beneficiaries who receive our test. If physicians do not timely submit necessary information as part of participating in the CTR, the timeframe in which we are reimbursed and recognize revenue for those tests may be accordingly delayed and negatively affect our results of operations.

Changes in payment rates may result in delays receiving payments and a related increase in accounts receivable balances as payors update their billing systems to reflect the changes. Additionally, on a five year rotational basis, Medicare requests bids for its regional MAC services. In September 2013, the claims processing function for our jurisdiction transitioned from Palmetto to Noridian Healthcare Solutions, although coverage and payment rate determinations for our tests remain with Palmetto at this time through the MolDx Program. Future changes in the MAC may affect our ability to obtain Medicare coverage and reimbursement for products for which we have coverage, for products for which we do not yet have coverage or for any products we may launch in the future or delay payments.

If we are unable to obtain or maintain reimbursement from both private and public payors for our existing tests or new tests or test enhancements we may develop in the future, our ability to generate revenues could be limited. We have in the past, and will likely in the future, experience delays and temporary interruptions in the receipt of payments from third-party payors due to modifications in existing contracts or arrangements, contract implementation matters, documentation requirements and other issues, which could cause our revenues to fluctuate from period to period.

Our financial results depend largely on the sales of one test, our Oncotype DX breast cancer test, and we will need to generate sufficient revenues from this and other tests to run our business and achieve profitability.

For the near future, we expect to continue to derive a substantial majority of our revenues from sales of one test, our Oncotype DX breast cancer test. While we launched our test for colon cancer in January 2010, we do not expect to recognize significant revenues from this test until increased levels of adoption and reimbursement for this test have been established. We have similar expectations for revenue related to our DCIS breast cancer test, which was launched in December 2011, and our prostate cancer test, which was launched in May 2013 and obtained Medicare reimbursement coverage in October 2015 for patients with very low- and low-risk disease. We are in various stages of research and development for other tests that we may offer as well as for enhancements to our existing tests, including our Oncotype SEQ liquid biopsy mutation panel. We may not be able to successfully commercialize tests for other cancers or diseases. If we are unable to increase sales of our Oncotype DX breast cancer test, establish adoption of and reimbursement for our colon or prostate cancer or DCIS tests, or successfully develop and commercialize new products such as our Oncotype SEQ liquid biopsy mutation panel or enhancements to currently commercialized tests, our revenues and our ability to achieve sustained profitability would be impaired.

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

The Protecting Access to Medicare Act of 2014, or PAMA, includes a substantial new payment system for clinical laboratory tests under the Clinical Laboratory Fee Schedule, or CLFS.  Under PAMA, Medicare payment rates for tests will be equal to the volume-weighted median of the private payor payment rates for the test. The payment rates calculated under PAMA are expected to apply to our tests starting January 1, 2017, and will be reviewed annually for “advanced diagnostic laboratory tests” (and every three years for other tests), based on private payor payment rates and volumes for their tests.  Laboratories that fail to report or erroneously report the required payment information may be subject to substantial civil money penalties. Although CMS has not yet issued regulations to implement PAMA, we believe our Oncotype DX tests each would be considered an advanced diagnostic laboratory test. We may or may not seek designation as an advanced diagnostic laboratory test for any of our established tests. While we do not believe the new payment rate system under PAMA will have a negative effect on the current payment rates of our Medicare-covered tests beginning in 2017, regulations implementing PAMA have not yet been promulgated. As a result, there can be no assurance that adequate Medicare payment rates will continue to be assigned to our tests.

If we are unable to obtain or maintain adequate reimbursement for our tests outside of the United States, our ability to expand internationally will be compromised.

The majority of our international Oncotype DX breast and colon cancer test revenues come from direct payor reimbursement, payments from our distributors, patient self‑pay, and clinical collaborations in various countries. In many countries outside of the United States, various coverage, pricing and reimbursement approvals are required. We expect that it will take several years to establish broad coverage and reimbursement for our tests with payors in countries outside of the United States, and our efforts may not be successful. Even if public or private reimbursement is obtained, it may cover competing tests, the reimbursement may be conditioned upon local performance of the tests or other requirements we may have difficulty satisfying. Reimbursement levels outside of the United States may vary considerably from the domestic reimbursement amounts we receive. In addition, because we rely on distributors to obtain reimbursement for our tests, to the extent we do not have direct reimbursement arrangements with payors, we may not be able to retain reimbursement coverage in certain countries with a particular payor if our agreement with a distributor is terminated or expires or a distributor fails to pay us for other reasons. We may also be negatively affected by the financial instability of, and austerity measures implemented by, several countries in the European Union and elsewhere.

We depend on Medicare for a significant portion of our product revenues and if Medicare or other significant payors stop providing reimbursement or decrease the amount of reimbursement for our tests, our revenues could decline.

Reimbursement on behalf of patients covered by Medicare accounted for 20%, 20% and 21% of our product revenues for the years ended December 31, 2015, 2014 and 2013, respectively. Accounts receivable on behalf of patients directly covered by Medicare represented 14%, 27% and 28% of our total accounts receivable at December 31, 2015, 2014 and 2013, respectively. While there were no other third-party payors representing 10% or more of our product revenues for these periods, there have been in the past, and may be in the future, other payors accounting for 10% or more of our product revenues. Because the majority of stage II and stage III colon cancer patients and prostate cancer patients in the United States are age 65 and over, and thus eligible for Medicare, we may become more dependent on Medicare reimbursement in the future. It is possible that Medicare or other third-party payors that provide reimbursement for our tests may suspend, revoke or discontinue coverage at any time, may require co-payments from patients, or may reduce the reimbursement rates payable to us. Any such action could have a negative impact on our revenues.

Because of Medicare billing rules or changes in Medicare billing rules and processes, we may not receive reimbursement for all tests provided to Medicare patients or may experience delays of receiving payments.

Under current Medicare billing rules, payment for our Oncotype DX tests performed on Medicare beneficiaries who were hospital patients at the time the tumor tissue samples were obtained and whose tests were ordered less than 14 days from discharge must be bundled into the payment that the hospital receives for the services provided. Accordingly, we are required to bill individual hospitals for tests ordered for Medicare beneficiaries during these time frames. Because we generally do not have written agreements in place with these hospitals to pay for these tests, we may not be paid or may have to pursue payment from the hospital on a case‑by‑case basis. We cannot ensure that hospitals will pay us for Oncotype DX tests performed on patients falling under these rules.

Although we believe patients coming under these rules represent less than 1% of our total claims for our breast cancer test, these billing rules may lead to confusion regarding whether Medicare provides adequate reimbursement for our tests, and could discourage providers from ordering our tests for Medicare patients. In addition, compared to our breast cancer tests, a greater proportion of eligible patients for our colon and prostate tests are covered by Medicare. We cannot assure you that Medicare will continue these billing rules in their current form or if Medicare will seek to expand the scope of its payment bundling rules in the future. In addition, changes in Medicare billing rules and processes could result in delays in receiving payments and any such delays could affect our results of operations.

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

International expansion of our business exposes us to business, regulatory, political, operational, financial, compliance and economic risks associated with doing business outside of the United States.

Our business strategy incorporates international expansion, including increasing the size of and maintaining direct sales and physician outreach and education capabilities outside of the United States and expanding our relationships with international payors and distributors. Doing business internationally involves a number of risks, including:

•

difficulties in complying with multiple, conflicting and changing laws and regulations such as tax laws, export and import restrictions, employment laws, privacy laws, regulatory requirements and other governmental approvals, permits and licenses;

•	significant competition from local and regional product offerings;
•	difficulties in complying with unclear product regulations in various jurisdictions;
•	difficulties in staffing and managing foreign operations;
•	complexities associated with managing multiple payor reimbursement regimes, government payors or patient self‑pay systems;
•	logistics and regulations associated with shipping tissue samples, including infrastructure conditions and transportation delays;
•	limits in our ability to penetrate international markets if we are not able to process tests locally;
•	lack of intellectual property protection in certain markets;
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

We receive a portion of our revenues and pay a portion of our expenses in currencies other than the U.S. dollar, such as the Euro, the Swiss franc, the British pound and the Canadian dollar. As a result, we are at risk from exchange rate fluctuations between such foreign currencies and the U.S. dollar, which could affect our results of operations. For the year ended December 31, 2015, approximately 10% of our product revenues came from foreign denominated currencies. If the U.S. dollar strengthens against foreign currencies, as it had during 2015, the translation of these foreign currency denominated transactions will result in decreased revenues and operating expenses and increased net losses. We may not be able to offset adverse foreign currency impact with increased revenues. We have not to date utilized hedging strategies to mitigate foreign currency risk and even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

Our marketable securities are subject to risks that could adversely affect our financial results.

We invest our cash in accordance with an established internal policy in instruments which historically have been highly liquid and carried relatively low risk. However, similar types of investments have in the past and may in the future experience losses in value or liquidity issues which differ from historical patterns. In addition, in February 2015, a privately-held company in which we had invested completed its initial public offering and our investment is therefore recorded in short-term marketable securities at December 31, 2015. The fair value of this security was 29% of total short-term marketable securities as of December 31, 2015 and as a publicly-traded security, it may be subject to volatility in its market value. For example, the price of this security fluctuated between $5.66 per share and $22.35 per share since the initial public offering in February 2015 through February 2016. Should a portion of our marketable securities lose value or have their liquidity impaired, it could negatively affect our financial results and our ability to fund our operations, and we may need to seek additional financing sooner than we might otherwise. Such financing, if available, may not be available on commercially reasonable terms.

If it became necessary and we were unable to raise additional capital on acceptable terms in the future, it may limit our ability to develop and commercialize new tests and technologies and expand our operations.

We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, commercial operations and research and development activities. Specifically, we may need to raise capital to, among other things, expand and fund the commercialization of our products, increase our selling and marketing efforts, further expand our clinical laboratory operations, technologies and research and development activities, invest in complementary businesses or assets or finance capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including establishing and maintaining reimbursement arrangements with third-party payors, costs associated with expanding our commercial and laboratory operations, spending on research and development activities, costs associated with acquiring, licensing or investing in new technologies or complementary businesses, costs associated with protecting our intellectual property rights, costs associated with international expansion, and the costs and potential delays involved with regulatory clearances and approvals.

We cannot assure you that we would be able to obtain additional funds on acceptable terms, or at all. If we raise funds by issuing equity securities, dilution to our stockholders could result. Any equity or debt securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock and could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives.  Any or all of these factors could harm our business, operating results and financial condition.

We may be unable to manage our future growth and operational expansion effectively, which could make it difficult to execute our business strategy.

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

We have recently implemented a new enterprise resource planning system to streamline a broad range of business processes and functional areas including order fulfillment, sample processing, customer service, supply chain management, and others. The implementation and transition of these new systems has, in some cases, resulted in delays in access to, or could result in errors in, critical business and financial information.  The time and resources required to complete the implementation of these new systems is uncertain, and failure to complete this implementation in a timely and efficient manner could adversely affect our operations. Unexpected errors or delays could also harm our ability to operate certain aspects of our business or to file our periodic reports in a timely manner.

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

In addition, the interpretation and application of consumer, health‑related and data protection laws in the U.S., Europe and elsewhere are often uncertain, contradictory and in flux. For example, in October 2015, the European Court of Justice invalidated the U.S./E.U. Safe Harbor Framework regarding the overseas transfer of E.U. residents’ personal data, under which we held certification. Companies, such as us, who relied upon the invalid Safe Harbor Framework may face enforcement from the E.U. data protection authorities without the protection of the Safe Harbor Framework.  Further, the newly agreed-upon U.S-E.U. Privacy Shield will not be effective to replace the invalid Safe Harbor Framework until it is approved by the E.U.’s 28 member states, and we cannot be certain if or when such approval may occur. It is possible that each of these privacy laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government imposed fines or orders requiring that we change our practices, which could adversely affect our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business.

If we were sued for product liability or professional liability, we could face substantial liabilities that exceed our resources.

The marketing, sale and use of our tests could lead to the filing of product liability claims if someone were to allege that our tests failed to perform as designed. We may also be subject to liability for errors in the test results we provide to physicians or for a misunderstanding of, or inappropriate reliance upon, the information we provide. For example, physicians sometimes order our Oncotype DX breast cancer test for patients who do not have the same specific clinical attributes indicated on the report form as those for which the test provides clinical experience information from validation studies. It is our practice to offer medical consultation to physicians ordering our test for such patients, including patients with ER‑ breast cancers. A product liability or professional liability claim could result in substantial damages and be costly and time consuming for us to defend. Although we maintain product and professional liability insurance, we cannot assure you that our insurance would fully protect us from the financial impact of defending against product liability or professional liability claims or any judgments, fines or settlement costs arising out of any such claims. Any product liability or professional liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any product liability lawsuit could cause injury to our reputation, result in the recall of our products, or cause current clinical partners to terminate existing agreements and potential clinical partners to seek other partners, any of which could impact our results of operations.

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

We incur increased costs as a result of operating as a public company, and must continually implement additional and expensive business systems, procedures and controls to satisfy public company reporting requirements.

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission.  Compliance with Section 404 of the Sarbanes-Oxley Act and other requirements has increased our costs and required additional management resources.  We will need to continue to implement additional finance, accounting, and business operating systems, procedures, and controls as we grow our business and organization and to satisfy existing reporting requirements.  If we fail to maintain or implement adequate controls, if we are unable to complete the required Section 404 assessment as to the adequacy of our internal control over financial reporting in future Form 10-K filings, or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting in future Form 10-K filings, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC, NASDAQ or other regulatory authorities which could require additional financial and management resources.

Risks Related to Governmental Regulation

Healthcare policy changes, including recently enacted legislation reforming the U.S. healthcare system, may have a material adverse effect on our financial condition and results of operations.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the Affordable Care Act, or ACA, enacted in March 2010, makes changes that are expected to significantly impact the pharmaceutical and medical device industries and clinical laboratories. For example, beginning in 2013 through December 31, 2015, each medical device manufacturer was required to pay sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices that are listed with the FDA. The medical device tax has been suspended for 2016 and 2017, but is scheduled to return beginning in 2018. Although the FDA has issued draft guidance that, if finalized, would regulate certain LDTs as medical devices, none of our LDTs, such as our Oncotype DX breast, colon and prostate cancer tests, are currently listed with the FDA. We cannot assure you that the tax will not apply to services such as ours in the future.

Other significant measures contained in the ACA include, for example, coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. The ACA also includes significant new fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. In addition, the ACA establishes an Independent Payment Advisory Board, or IPAB, to reduce the per capita rate of growth in Medicare spending if expenditures exceed certain targets. At this point, the triggers for IPAB proposals have not been met; it is unclear when such triggers may be met in the future and when any IPAB-proposed reductions to payments could take effect. In addition to the ACA, various healthcare reform proposals have also emerged from federal and state governments. We are monitoring the impact of the ACA and these healthcare reform proposals in order to enable us to determine the trends and changes that may potentially impact our business over time.

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

State legislation on reimbursement applies to Medicaid reimbursement and Managed Medicaid reimbursement rates within that state. Some states have passed or proposed legislation that would revise reimbursement methodology for clinical laboratory payment rates under those Medicaid programs. In October 2011, CMS approved California’s plan to reduce certain Medi‑Cal payments by 10% retroactive to June 1, 2011. In February 2012, Medi‑Cal began the recoupment process by sporadically adjusting payments on new claims. According to the California Department of Health Care Services, or DHCS, the cut applies to various healthcare providers and outpatient services including laboratory services with certain exceptions. Moreover, state legislation required DHCS to develop a new rate-setting methodology for clinical laboratories and laboratory services that is based on the average of the lowest prices other third-party payors are paying for similar services, and to implement an additional 10% reduction, effective July 1, 2012 through June 30, 2015, to payments for clinical laboratory and laboratory services. DHCS has developed and CMS has approved the new rate methodology, which involves the use of the range of rates that fell between zero and 80% of the calculated California Medicare rate and the calculation of a weighted average (based on units billed) of such rates. Effective July 1, 2015, this new methodology was implemented by DHCS.

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

Legislative proposals addressing oversight of genetic testing and LDTs have been introduced in previous Congresses and this Congress, and we expect that new legislative proposals will be introduced from time to time in the future. We cannot provide any assurance that FDA regulation, including pre-market review, will not be required in the future for our tests, whether through finalization of guidance issued by the FDA, new enforcement policies adopted by the FDA or new legislation enacted by Congress. It is possible that legislation will be enacted into law or guidance could be issued by the FDA which may result in increased regulatory burdens for us to continue to offer our tests or to develop and introduce new tests.

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

We are subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA regulations mandate specific standards in the areas of personnel qualifications, facilities administration, quality systems, inspections, and proficiency testing. We have a current certificate of accreditation under CLIA to perform testing through our accreditation by the College of American Pathologists, or CAP. To renew this certificate, we are subject to survey and inspection every two years. Inspectors may also make random inspections of our clinical reference laboratory.

Although we are required to hold a certificate of accreditation or compliance under CLIA to perform high complexity testing, we are not required to hold a certificate of accreditation through CAP. We could alternatively maintain a certificate of accreditation from another accrediting organization or a certificate of compliance through inspection by surveyors acting on behalf of the CLIA program. If our accreditation under CAP were to terminate, either voluntarily or involuntarily, we would need to convert our certification under CLIA to a certificate of compliance (or to a certificate of accreditation with another accreditation organization) in order to maintain our ability to perform our clinical tests and to continue commercial operations. Whether we would be able to successfully maintain operations through either of these alternatives would depend upon the facts and circumstances surrounding the termination of our CAP accreditation, such as whether any deficiencies were identified by CAP as the basis for termination and, if so, whether these deficiencies were addressed to the satisfaction of the surveyors for the CLIA program (or another accrediting organization).

We are also required to maintain a California clinical laboratory license to conduct testing in California. California laws establish standards for day‑to‑day operation of our clinical reference laboratory, including the training and skills required of personnel and quality control. In addition, our clinical reference laboratory is required to be licensed on a test‑specific basis by New York State. New York law also mandates proficiency testing for laboratories licensed under New York state law, regardless of whether or not such laboratories are located in New York. Moreover, several other states, such as Pennsylvania, Maryland and Rhode Island, require that we hold licenses to test specimens from patients in those states or states such as Florida, receive specimens from clinical laboratories in those states. Other states may have similar requirements or may adopt similar requirements in the future. Finally, we may be subject to regulation in foreign jurisdictions as we seek to expand international distribution of our tests, which may require review of our tests in order to offer our services or may have other limitations such as prohibitions on the export of tissue necessary for us to perform our tests that may limit our ability to distribute outside of the United States.

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

As our business grows, we are required to comply with increasingly complex taxation rules and practices. We are subject to tax in multiple U.S. tax jurisdictions and in foreign tax jurisdictions as we expand internationally. The development of our tax strategies requires additional expertise and may impact how we conduct our business. Our future effective tax rates could be unfavorably affected by changes in, or interpretations of, tax rules and regulations in the jurisdictions in which we do business or by changes in the valuation of our deferred tax assets and liabilities. Furthermore, we provide for certain tax liabilities that involve significant judgment. We are subject to the examination of our tax returns by federal, state and foreign tax authorities, which could focus on our intercompany transfer pricing methodology as well as other matters. If our tax strategies are ineffective or we are not in compliance with domestic and international tax laws, our financial position, operating results and cash flows could be adversely affected.

Risks Relating to Product Development, Commercialization and Sales of our Products

New test development involves a lengthy and complex process, and we may be unable to commercialize on a timely basis, or at all, any new tests we may develop.

We have multiple tests in development and devote considerable resources to research and development. There can be no assurance that our Oncotype DX tests will be capable of reliably predicting the recurrence of cancers other than breast, colon and prostate cancer with the sensitivity and specificity necessary to be clinically useful and commercially viable. We also cannot be certain that the Oncotype SEQ liquid biopsy mutation panel we plan to launch will attain widespread use among its intended target of community oncologists.    In addition, before we can develop diagnostic tests for new cancers or other diseases and commercialize any new products, we will need to:

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

If we are unable to support demand for our tests, including successfully managing the evolution of our technology and business systems, our business could suffer.

As our test volume grows, we will need to continue to ramp up our testing capacity, implement increases in scale and related processing, customer service, billing and systems process improvements, and expand our internal quality assurance program, technology and manufacturing platforms to support testing on a larger scale. We will also need additional certified laboratory scientists and other scientific and technical personnel to process higher volumes of our tests. We cannot assure you that any increases in scale, related improvements and quality assurance will be successfully implemented or that appropriate personnel will be available. As additional products are commercialized, such as our Oncotype SEQ liquid biopsy mutation panel, we will need to bring new equipment on‑line, implement new systems, technology, controls and procedures and hire personnel with different qualifications. We cannot assure you that any such efforts will not result in delays. Failure to implement necessary procedures, transition to new equipment or processes or to hire the necessary personnel could result in higher cost of processing or an inability to meet market demand. There can be no assurance that we will be able to perform tests on a timely basis at a level consistent with demand, that our efforts to scale our commercial operations will not negatively affect the quality of test results, or that we will be successful in responding to the growing complexity of our testing operations. If we encounter difficulty meeting market demand or quality standards for our tests, our reputation could be harmed and our future prospects and our business could suffer.

We may experience limits on our revenues if physicians or patients decide not to order our tests.

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

We will need to continue to educate physicians, patients and payors about the benefits and cost‑effectiveness of our tests and to establish reimbursement arrangements for these tests with payors. We have and expect to continue to hire additional commercial, sales, scientific, technical and other personnel to support this process. If our marketing and educational efforts do not result in sufficient physician or patient demand, we may not be able to obtain adequate reimbursement for our tests. If we fail to successfully establish adoption of and additional reimbursement beyond Medicare for our colon and prostate cancer tests, our reputation could be harmed and our business could suffer.

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

As of December 31, 2015, we have entered into exclusive distribution agreements for the sale of our tests with distributors covering more than 90 countries. We may enter into other similar arrangements to distribute our tests in other countries in the future. We intend to continue to grow our business internationally, and to do so we may need to attract additional distributors to expand the territories in which we sell our tests. Distributors may not commit the necessary resources to market and sell our tests to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to enter into arrangements with distributors to market our tests in particular geographic areas, we may not realize long‑term international revenue growth. In addition, our revenue from distributors could be negatively impacted as a result of changes in business cycles, business or economic conditions, reimbursement rates, changes in foreign currency exchange rates that make our tests more expensive in our distributors’ local currencies or other factors that could affect their ability to pay us for tests on a timely basis or at all.

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

In recent years, there have been numerous advances in technologies relating to the diagnosis and treatment of cancer. For example, technologies in addition to ours now permit measurement of gene expression in fixed paraffin‑embedded tissue specimens or blood or urine. There have also been advances in methods used to analyze very large amounts of genomic information, specifically next generation sequencing, or NGS. These advances require us to continuously develop our technology, develop new products and enhance existing products to keep pace with evolving standards of care. Our tests could become obsolete unless we continually innovate and expand our products to demonstrate recurrence and treatment benefit in patients treated with new therapies. New treatment therapies typically have only a few years of clinical data associated with them, which limits our ability to perform clinical studies and correlate sets of genes to a new treatment’s effectiveness. Additionally, as new products are developed, evolving industry standards and metrics may slow the widespread adoption of any new products we may introduce.  If we are unable to demonstrate the applicability of our tests to new treatments or to keep pace with new industry standards, sales of our test could decline, which would harm our revenues.

If we are unable to compete successfully, we may be unable to increase or sustain our revenues or achieve sustained profitability.

We compete in a rapidly evolving and highly competitive industry, and there are a number of private and public companies that offer products or have conducted research to profile genes and gene expression in breast, colon and prostate cancer, including companies such as NanoString Technologies Inc., BioTheranostics, Sividon Diagnostics, Myriad Genetics Inc., Clarient International Ltd. (a NeoGenomics Technologies company), GenomeDx Biosciences Inc., Agendia Inc., Hologic Inc., Novartis AG and Qiagen N.V..  As we expand our research, development and commercialization efforts into the liquid biopsy and pan-cancer clinical diagnostics market, we face competition from companies such as Foundation Medicine, Grail, MDxHealth, Natera Inc. and Trovagene Inc. A number of other companies have announced their intention to enter the liquid biopsy market, and we currently believe that the barrier for entry into this business is low compared to profiling genes and gene expression in cancers, primarily due to wider adoption of NGS technologies. Historically, our principal competition for our Oncotype DX tests has also come from existing diagnostic methods used by pathologists and oncologists, and traditional diagnostic methods can be difficult to change or supplement.  We also face competition from commercial laboratories with strong distribution networks for diagnostic tests, such as Laboratory Corporation of America Holdings and Quest Diagnostics Incorporated.  Other potential competitors include companies that develop diagnostic tests such as Roche Diagnostics, a division of Roche Holding, Ltd, Siemens AG and Veridex LLC, a Johnson & Johnson company, as well as other companies and academic and research institutions.

In our newly established prostate cancer market, we face comparatively greater competition than in our breast cancer market, including competition from products which were on the market prior to our product launch and which are supported by clinical studies and published data. This existing direct and indirect competition for tests and procedures may make it difficult to gain market share, impact our ability to obtain reimbursement or result in a substantial increase in resources necessary for us to successfully continue to commercialize our Oncotype DX prostate cancer test.

As more information regarding cancer genomics becomes available to the public, we anticipate that more products aimed at identifying targeted treatment options will be developed and that these products may compete with ours. In addition, competitors may develop their own versions of our tests in countries where we did not apply for patents, where our patents have not issued or where our intellectual property rights are not recognized and compete with us in those countries, including encouraging the use of their test by physicians or patients in other countries. We have changed the list price of our tests in the past and we expect to change prices for our tests in the future. Any increase or decrease in pricing could impact reimbursement of and demand for our tests. Many of our present and potential competitors have widespread brand recognition and substantially greater financial and technical resources and development, production and marketing capabilities than we do. Others may develop lower‑priced tests that could be viewed by physicians and payors as functionally equivalent to our tests, or offer tests at prices designed to promote market penetration, which could force us to lower the list prices of our tests and impact our operating margins and our ability to achieve sustained profitability. Some competitors have developed tests cleared for marketing by the FDA. There may be a marketing differentiation or perception that an FDA‑cleared test is more desirable than Oncotype DX tests, and that may discourage adoption of and reimbursement for our tests. Further, companies may bring to market liquid biopsy tests that cover significantly more genes than liquid biopsy tests we may bring to market, and there could exist a perception or marketing differentiation that a higher number of genes tested via liquid biopsy is more desirable, which could discourage adoption of and reimbursement for those tests. If we are unable to compete successfully against current or future competitors, we may be unable to increase market acceptance for and sales of our tests, which could prevent us from increasing or sustaining our revenues or achieving sustained profitability and could cause the market price of our common stock to decline.

Our research and development efforts will be hindered if we are not able to contract with third parties for access to tissue or complete timely enrollment in future clinical trials.

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

The loss of key members of our senior management team or our inability to attract and retain highly skilled scientists, software engineers, clinicians and salespeople could adversely affect our business.

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

Our research and development programs, commercial laboratory operations and information technology infrastructure depend on our ability to attract and retain highly skilled scientists, technicians and engineers, including licensed laboratory technicians, chemists, biostatisticians and software engineers. We may not be able to attract or retain qualified scientists, technicians and software engineers in the future due to the competition for qualified personnel among life science and technology businesses, particularly in the San Francisco Bay Area. We also face competition from universities and public and private research institutions in recruiting and retaining highly qualified scientific personnel. In addition, our success depends on our ability to attract and retain salespeople with extensive experience in oncology and urology and close relationships with medical oncologists, urologists, surgeons, pathologists and other hospital personnel. All of our employees in the United States are at will, which means that either we or the employee may terminate their employment at any time. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, our business and operating results could be harmed.

We rely on a limited number of suppliers or, in many cases, a sole supplier, for some of our laboratory instruments and materials and may not be able to find replacement suppliers or immediately transition to alternative suppliers.

We rely on many sole suppliers to supply and service some of the laboratory equipment on which we perform our tests. We believe that there are relatively few equipment manufacturers that are currently capable of supplying and servicing the equipment necessary for our tests. Although we have identified alternative suppliers, transition to a new supplier would be time consuming and expensive, and there can be no assurance that we would be able to secure alternative equipment and bring that equipment on line without experiencing interruptions in testing. If we should encounter delays or difficulties in securing the quality and quantity of equipment we require for our tests, we may need to reconfigure our test processes, which could result in an interruption in sales. If any of these events occur, our business and operating results could be harmed.

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

Risks Related to Our Intellectual Property

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

From time to time, the U.S. Supreme Court, other federal courts, the U.S. Congress or the USPTO may change the standards of patentability and validity of patents within the genomic diagnostic space, and any such changes could have a negative impact on our business. In addition, competitors may develop their own versions of our test in countries where we did not apply for patents or where our patents have not issued and compete with us in those countries, including encouraging the use of their test by physicians or patients in other countries.

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

Additional substantive changes to patent law, whether new or associated with the America Invents Act, may affect our ability to obtain, enforce or defend our patents. Accordingly, it is not clear what, if any, impact the new law will ultimately have on the cost of prosecuting our patent applications, our ability to obtain patents based on our discoveries and our ability to enforce or defend our issued patents, all of which could have a material adverse effect on our business.

We may face intellectual property infringement claims that could be time‑consuming and costly to defend, and could result in our loss of significant rights and the assessment of treble damages.

We have in the past, and may in the future, receive notices of claims of infringement and misappropriation or misuse of other parties’ proprietary rights and may from time to time receive additional notices. Some of these claims may lead to litigation. We cannot assure you that we will prevail in such actions, or that other actions alleging misappropriation or misuse by us of third‑party trade secrets, alleging infringement by us of third‑party patents and trademarks or challenging the validity of our patents, will not be asserted or prosecuted against us. If there is a successful claim of infringement against us, we may be required to pay substantial damages (including treble damages if that infringement were found to be willful) to the party claiming infringement, develop non‑infringing technology, stop selling our tests or using technology that contains the allegedly infringing intellectual property or enter into royalty or license agreements that may not be available on acceptable or commercially practical terms, if at all. Our failure to develop non‑infringing technologies or license the proprietary rights on a timely basis could harm our business.

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

ITEM 1B.  Unresolved Staff Comments.

None.

ITEM 2.  Properties.

At December 31, 2015, we leased approximately 180,700 square feet of laboratory and office space in Redwood City, California under operating leases that expire between March 2021 and March 2023, with options for us to extend the term of each lease for an additional five years. In November 2015, we entered into a lease agreement for approximately 31,200 square feet of laboratory and office space in a nearby location. We do not currently occupy this property, however, we have included the square footage in the total leased space in Redwood City stated above. We also leased approximately 7,500 square feet of office space in Geneva, Switzerland under an operating lease that expires in May 2016. Additionally, we have offices in France, Germany, Ireland, Italy, Japan and the United Kingdom with short‑term rental agreements. We may need additional facilities in the future as we expand our business and believe that additional space, when needed, will be available on commercially reasonable terms.

ITEM 3.  Legal Proceedings.

We were not a party to any material legal proceedings at December 31, 2015, or at the date of this report. We may from time to time become involved in various legal proceedings arising in the ordinary course of business.

ITEM 4.  Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant

The names of our executive officers and their ages as of March 1, 2016, are as follows:

Name	Age	Position
Kimberly J. Popovits	57	President and Chief Executive Officer
G. Bradley Cole	60	Chief Operating Officer and Chief Financial Officer
Phillip Febbo, M.D.	49	Chief Medical Officer
Laura Leber Kammeyer	53	Chief Communications Officer
Kim McEachron	60	Chief People Officer
Frederic Pla, Ph.D.	57	Chief Business and Product Development Officer
Jason W. Radford	34	Chief Legal Officer and Secretary
Steven Shak, M.D.	65	Chief Scientific Officer
James Vaughn	53	Chief Commercial Officer

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

Phillip Febbo, M.D., has served as our Chief Medical Officer since August 2013. From July 2010 to August 2013, Dr. Febbo served as Director of Applied Genomics at the University of California, San Francisco. While at UCSF, Dr. Febbo was the Co-Leader of the Prostate Cancer Program at the UCSF Helen Diller Family Comprehensive Cancer Center and the Program Principal Investigator of the Translational Research Program for the Alliance for Clinical Trials in Oncology. From September 2004 to June 2010, Dr. Febbo served as Associate Professor of Medicine and Molecular Genetics and Microbiology at Duke University Medical Center’s Institute of Genome Sciences and Policy. Dr. Febbo holds a B.A. in Biology from Dartmouth College and an M.D. from the University of California, San Francisco, and completed his internal medicine residency at the Brigham and Women’s Hospital.

Laura Leber Kammeyer has served as our Chief Communications Officer since December 2014. Prior to that, Ms. Kammeyer served as our Senior Vice President, Communications since November 2002. From 1992 to 2001, Ms. Kammeyer served in various roles at Genentech, Inc., a biotechnology company, most recently as Vice President, Corporate Communications. Ms. Kammeyer holds a Bachelor of Journalism from the University of Missouri, Columbia.

Kim McEachron has served as our Chief People Officer since December 2014. Prior to that, Ms. McEachron served as our Senior Vice President, Human Resources from March 2012 to November 2014. From November 2010 to January 2012, Ms. McEachron served as the Vice President of Human Resources, Engagement and Inclusion for Medtronic, a medical technology company, for their Cardiac and Vascular division. Ms. McEachron holds a B.A. in Sociology and Anthropology from Carleton College and a Master’s degree in Industrial Relations from the University of Minnesota.

Frederic Pla, Ph.D., has served as our Chief Business and Product Development Officer since January 2015. From July 2005 to February 2014, Dr. Pla served in various roles at Life Technologies Corporation (now part of Thermo Fisher Scientific), a global life sciences company, most recently serving as Vice President, Corporate Business Development from July 2008 to February 2014, and as Vice President and General Manager of the Diagnostics Business from July 2005 to July 2008. Prior to joining Life Technologies, Dr. Pla served in various roles at GE Healthcare, most recently serving as General Manager for the Enterprise IT and Cardiology IT businesses. Dr. Pla holds an Engineering degree from the University of Technology of Compiegne, France, a Master’s degree from The University of Southampton, United Kingdom and a Ph.D. in Acoustics from the Pennsylvania State University.

Jason W. Radford has served as our Chief Legal Officer since May 2015. From May 2014 to May 2015, Mr. Radford served as Executive Vice President and General Counsel at Accumen Inc. Prior to joining Accumen, he served in various roles in the legal department at Life Technologies Corporation (now part of Thermo Fisher Scientific), a global life sciences company, from March 2010 to March 2014 including Division Lead Counsel for the Genetic and Medical Sciences business. Before joining Life Technologies, Mr. Radford was an attorney in the Corporate and Securities Group of DLA Piper LLP, where he served as outside counsel to public and private companies in a variety of commercial transactions. Mr. Radford holds a B.A. in Political Science from the University of California, Los Angeles, a J.D. from Boston College Law School and an M.B.A. from the Wallace E. Carroll Graduate School of Management at Boston College.

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

James Vaughn has served as our Chief Commercial Officer since December 2014. Prior to that, Mr. Vaughn served as our Senior Vice President, Worldwide Commercial from August 2011 to December 2014, and as our Vice President, International, from November 2008 to August 2011. From July 2004 to November 2008, Mr. Vaughn served as our Managed Care and Western U.S. Sales Director. Mr. Vaughn holds a B.S. in Pharmacy from Creighton University and an M.B.A. from Northwestern University, Kellogg School of Business.

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock, par value $0.0001 per share, is traded on The NASDAQ Global Select Market under the symbol “GHDX.” The following table sets forth the range of high and low sales prices for our common stock for the periods indicated:

	2015
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Stock price—high	$33.82	$31.33	$27.90	$35.25
Stock price—low	$29.66	$25.76	$21.16	$20.55

	2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Stock price—high	$33.00	$28.55	$30.21	$36.40
Stock price—low	$25.95	$24.68	$25.26	$28.54

According to the records of our transfer agent, we had 53 stockholders of record as of February 29, 2016.

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

Set forth below is a line graph showing the cumulative total stockholder return (change in stock price plus reinvested dividends) assuming the investment of $100 on December 31, 2010 in each of our common stock, the NASDAQ Market Index and the NASDAQ Biotechnology Index for the period commencing on December 31, 2010 and ending on December 31, 2015. The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN

AMONG GENOMIC HEALTH, INC.,

NASDAQ MARKET INDEX AND NASDAQ BIOTECHNOLOGY INDEX

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2010	2011	2012	2013	2014	2015
Genomic Health, Inc.	$100.00	$118.70	$127.35	$136.84	$149.46	$164.56
NASDAQ Market Index	$100.00	$100.62	$116.97	$166.27	$188.90	$200.15
NASDAQ Biotechnology Index	$100.00	$113.92	$153.97	$263.29	$348.49	$369.05

ITEM 6.  Selected Financial Data.

The following selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. The selected consolidated balance sheet data at December 31, 2015 and 2014 and the selected consolidated statements of operations data for each year ended December 31, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements that are included elsewhere in this report. The selected consolidated balance sheet data at December 31, 2013, 2012 and 2011 and the selected consolidated statements of operations data for the years ended December 31, 2012 and 2011 have been derived from our audited consolidated financial statements not included in this report. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Product revenues	$287,458	$275,706	$259,192	$233,457	$204,766
Contract revenues	—	—	2,403	1,716	1,345
Total revenues	287,458	275,706	261,595	235,173	206,111
Operating expenses(1):
Cost of product revenues	53,782	48,742	42,100	37,018	33,832
Research and development	59,798	53,076	64,177	47,307	38,433
Selling and marketing	143,557	137,846	112,758	95,350	85,044
General and administrative	64,348	59,669	54,392	47,064	40,543
Total operating expenses	321,485	299,333	273,427	226,739	197,852
Income (loss) from operations	(34,027)	(23,627)	(11,832)	8,434	8,259
Impairment on investments	—	—	(643)	—	—
Interest income, net	221	192	222	295	221
Other income (expense), net	(498)	(764)	(158)	(58)	(205)
Income (loss) before income taxes	(34,304)	(24,199)	(12,411)	8,671	8,275
Income tax expense (benefit)	(996)	393	346	422	429
Net income (loss)	$(33,308)	$(24,592)	$(12,757)	$8,249	$7,846
Basic net income (loss) per share	$(1.03)	$(0.78)	$(0.42)	$0.27	$0.27
Diluted net income (loss) per share	$(1.03)	$(0.78)	$(0.42)	$0.26	$0.26
Weighted-average shares used in computing basic net income (loss) per share	32,382	31,453	30,512	30,326	29,395
Weighted-average shares used in computing diluted net income (loss) per share	32,382	31,453	30,512	32,152	30,754

(1)	Includes non‑cash charges for employee stock‑based compensation expense as follows:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Cost of product revenues	$525	$497	$483	$441	$335
Research and development	4,228	4,143	4,486	3,632	2,803
Selling and marketing	4,526	4,822	4,756	4,551	3,408
General and administrative	6,726	7,076	7,732	6,480	5,189
Total	$16,005	$16,538	$17,457	$15,104	$11,735

	At December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$94,943	$103,660	$105,350	$99,065	$100,474
Working capital	100,278	110,182	115,160	104,869	102,856
Total assets	184,617	185,921	177,034	153,734	142,998
Accumulated deficit	(228,169)	(194,861)	(170,269)	(157,512)	(165,761)
Total stockholders’ equity	139,535	145,513	144,981	126,326	115,359

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included in Item 8 of this report. Historical results are not necessarily indicative of future results.

Business Overview

We are a global healthcare company that provides clinically-actionable genomic information to personalize cancer treatment. We develop and globally commercialize genomic-based clinical laboratory services that analyze the underlying biology of cancer, allowing physicians and patients to make individualized treatment decisions. We are translating significant amounts of genomic data that will be useful for treatment planning throughout the cancer patient’s journey, from diagnosis to treatment selection and monitoring. We offer our Oncotype DX tests as a clinical laboratory service, where we analyze the expression levels of genes in tumor tissue samples and provide physicians with a quantitative gene expression profile expressed as a single quantitative score, which we call a Recurrence Score for invasive breast cancer and colon cancer, a DCIS Score for ductal carcinoma in situ, or DCIS, and a Genomic Prostate Score, or GPS, for prostate cancer

In January 2004, we launched our first Oncotype DX test, which is used to predict the likelihood of cancer recurrence and the likelihood of chemotherapy benefit in early stage invasive breast cancer patients. In January 2010, we launched our second Oncotype DX test, the first multigene expression test developed to assess risk of recurrence in stage II colon cancer patients. In late December 2011, we made Oncotype DX available for patients with DCIS, a pre-invasive form of breast cancer. In June 2012, we extended our offering of the Oncotype DX colon cancer test to patients with stage III disease treated with oxaliplatin-containing adjuvant therapy. In May 2013, we launched our Oncotype DX prostate cancer test, which is used to predict disease aggressiveness in men with low risk disease.As of February 29, 2016, the list price of our Oncotype DX breast cancer tests in the United States was $4,620, the list price of our Oncotype DX colon cancer test was $4,420 and the list price of our Oncotype DX prostate cancer test was $4,520. The substantial majority of our historical revenues have been derived from the sale of Oncotype DX breast cancer tests ordered by physicians in the United States.

For the year ended December 31, 2015, more than 107,030 Oncotype DX test reports were delivered for use in treatment planning, compared to more than 95,630 and 85,510 test reports delivered for the years ended December 31, 2014 and 2013, respectively. All of our tests are conducted at our clinical reference laboratory in Redwood City, California. Our clinical reference laboratory processing capacity is currently approximately 120,000 tests annually, and has significant expansion capacity with incremental increases in laboratory personnel and equipment. The Oncotype DX breast, colon, and prostate cancer tests analyze different genes. However, all of the tests are based on a similar Oncotype DX reverse transcription polymerase chain reaction, or RT-PCR platform. We believe that we currently have sufficient capacity to process current demand for our tests.

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

We have continued to expand our business, both in the United States and internationally. We currently plan to continue to use substantially the same business model internationally as we use in the United States, however, there are significant differences between countries that need to be considered. For example, operational requirements generally vary from country to country, and different countries may have a public healthcare system, a combination of public and private healthcare system or a cash-based payment system. We have a direct commercial presence with employees in Canada, Japan and certain European counties, including our European headquarters in Geneva, Switzerland. Additionally, we have exclusive distribution agreements for the sale of our breast and colon cancer tests with distributors covering more than 90 countries outside of the United States.

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

We expect that international sales of our Oncotype DX tests will be heavily dependent on the availability of reimbursement and sample access. In many countries, governments are primarily responsible for reimbursing diagnostic tests. Governments often have significant discretion in determining whether a test will be reimbursed at all, and if so, on what conditions, for which other competing products, and how much will be paid. In addition, certain countries, such as China, have prohibitions against exporting tissue samples which will limit our ability to offer our tests in those countries without local laboratories or a method of test delivery which does not require samples to be transported to our U.S. laboratory.

The majority of our international Oncotype DX breast and colon cancer test revenues come from direct payor reimbursement, payments from our distributors, patient self-pay, and clinical collaborations in various countries. We have obtained some coverage, which varies substantially from country to country, for our breast cancer test outside of the United States, including in Argentina, Canada, the Czech Republic, Germany, Greece, Hungary, Ireland, Israel, Saudi Arabia, Spain, Switzerland and the United Kingdom. In September 2013, we announced that the National Institute for Health and Care Excellence, or NICE, in the United Kingdom issued its final guidance recommending Oncotype DX as the only multi-gene breast cancer test for use in clinical practice to guide chemotherapy treatment decisions for certain patients. We have established reimbursement with NHS England following NICE’s recommendation for our breast cancer test, similar to our contracting process with U.S. insurers, and in April 2015, we began experiencing an increase in test orders from the United Kingdom. We are in the process of completing contractual arrangements with more than 100 NHS England trusts, which is necessary to begin to receive payment from each trust and recognize revenue on these tests. During the quarter ended September 30, 2015, we began to receive payments from NHS England trusts with whom we have completed contractual arrangements. In April 2014, we announced that the Gynecologic Oncology Working Group (AGO) in Germany updated their guidelines to recommend Oncotype DX as the only breast cancer gene expression test to predict chemotherapy benefit in early-stage, hormone receptor-positive invasive breast cancer. We expect that it will take several years to establish broad coverage and reimbursement for our Oncotype DX breast, colon and prostate cancer tests with payors in countries outside of the United States and there can be no assurance that our efforts will be successful.

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

As of the date of this report, we have not experienced a loss of principal on any of our short-term marketable securities, and we expect that we will continue to be able to access or liquidate these investments as needed to support our business activities. We periodically monitor the financial position of our significant third-party payors, which include Medicare and managed care companies. As of the date of this report, we do not expect the current economic environment to have a material negative impact on our ability to collect payments from third-party payors in the foreseeable future. We believe the economic environment and changes in the healthcare system continued to impact product payment cycles, growth in tests delivered and product revenue generated during the year ended December 31, 2015. We intend to continue to assess the impact of the economic environment on our business activities. If the economic environment does not improve or deteriorates, our business including our patient population, government and third-party payors and our distributors and suppliers could be negatively affected, resulting in a negative impact on our product revenues.

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

Sales of our tests in the United States and other countries are dependent upon the coverage decisions and reimbursement policies established by government healthcare programs and private health insurers. Market acceptance of our tests has and will continue to depend upon the ability to obtain an appropriate level of coverage for, and reimbursement from, third-party payors for our tests. We have had Medicare coverage for our Oncotype DX invasive breast cancer test since 2006 and for our Oncotype DX colon cancer test since 2011.  In October 2015, we obtained Medicare coverage for our Oncotype DX prostate cancer test for patients with low and very-low risk.  Under the terms of the coverage determination for our prostate cancer test, reimbursement is limited to tests ordered by physicians who agree to participate in a Certification Training Registry and to provide certain information about Medicare beneficiaries who receive our test.

The healthcare industry has undergone significant change driven by various efforts to reduce costs. The effect of the implementation of the ACA on our business is uncertain. Among other things, the law requires medical device manufacturers to pay a 2.3% excise tax on U.S. sales of certain medical devices that are listed with the FDA starting in January 2013; this tax has been suspended for 2016 and 2017, but is scheduled for re-imposition in 2018. Although the FDA has issued draft guidance that, if finalized, would regulate certain clinical laboratory tests that are developed and validated by a laboratory for its own use, referred to as LDTs, as medical devices, none of our LDTs, such as our Oncotype DX breast, colon and prostate cancer tests, are currently listed with the FDA. We cannot assure you that the tax will not apply to services such as ours in the future.

In addition, the Protecting Access to Medicare Act of 2014, or PAMA includes a substantial new payment system for certain clinical laboratory tests that is scheduled to be effective starting in 2017. Under PAMA, laboratories that receive the majority of their Medicare revenues from payments made under the CLFS or the Physician Fee Schedule will be required to report every three years (or annually for “advanced diagnostic laboratory tests”), private payor payment rates and volumes for their tests. CMS will use the rates and volumes reported by laboratories to develop Medicare payment rates for the tests equal to the volume-weighted median of the private payor payment rates for the tests.

There have also been recent and substantial changes to the payment structure for physicians, including those passed as part of the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, which was signed into law on April 16, 2015.  MACRA created the Merit-Based Incentive Payment System which, beginning in 2019, more closely aligns physician payments with composite performance the Physician Quality Reporting System, the Value-based modifier program and the Electronic Health Record Meaningful Use program, and incentivizes physicians to enroll in alternative payment methods. At this time, we do not know whether these changes to the physician payment systems will have any impact on orders or payments for our tests.

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

We enter into exclusive distribution agreements for the sale of one or more of our Oncotype DX tests with distributors outside of the United States. In these countries, the distributor generally provides us with certain marketing and administrative services within its territory. As a condition of these agreements, the distributor generally pays us an agreed upon fee per test and we process the tests. The same revenue recognition criteria described above generally apply to tests delivered through distributors. To the extent all criteria set forth above are not met when test results are delivered, product revenues are generally recognized when cash is received from the distributor.

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

As of December 31, 2015, amounts outstanding for tests delivered, net of write-downs and adjustments, which were not recognized as revenue upon delivery because our accrual revenue recognition criteria were not met and which had not been collected totaled approximately $73.7 million. We cannot provide any assurance as to when, if ever, and to what extent these amounts will be collected.

From time to time, we receive requests for refunds of payments, generally due to overpayments made by third‑party payors. Upon becoming aware of a refund request, we establish an accrued liability for tests covered by the refund request until such time as we determine whether or not a refund is due. If we determine that a refund is due, we credit cash and reduce the accrued liability. Accrued refunds were $609,000 and $944,000 at December 31, 2015 and 2014, respectively.

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

Allowance for Doubtful Accounts

We accrue an allowance for doubtful accounts against our accounts receivable based on estimates consistent with historical payment experience. Our allowance for doubtful accounts is evaluated quarterly and adjusted when trends or significant events indicate that a change in estimate is appropriate. Historically, the amounts of uncollectible accounts receivable that have been written off have been consistent with management’s expectations. We cannot assure you that we will not experience higher than expected write-offs in the future. As of December 31, 2015 and 2014, our allowance for doubtful accounts was $4.0 million and $3.6 million, respectively. See “Liquidity and Capital Resources” for additional information, including a summary of accounts receivable aging by payor mix.

Results of Operations

Comparison of Years Ended December 31, 2015, 2014 and 2013

We recorded a net loss of $33.3 million for the year ended December 31, 2015, compared to net losses of $24.6 million and $12.8 million for the years ended December 31, 2014 and 2013, respectively. On a basic and diluted per share basis, net loss per share was $1.03, $0.78 and $0.42 for the years ended December 31, 2015, 2014 and 2013, respectively. We may incur net losses in future periods due to future spending and fluctuations in our business, and we may not achieve or maintain sustained profitability in the future.

Revenues

We derive our revenues primarily from product sales and, to a lesser extent, from contract research arrangements. We operate in one industry segment. As of December 31, 2015, the substantial majority of our product revenues have been derived from the sale of our Oncotype DX breast cancer test. Payors are billed upon generation and delivery of test results to the physician. Product revenues are recorded on a cash basis unless a contract or arrangement to pay is in place with the payor at the time of billing and collectability is reasonably assured. Contract revenues are derived from studies conducted with biopharmaceutical and pharmaceutical companies and are recorded as contractual obligations are completed.

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Product revenues	$287,458	$275,706	$259,192
Contract revenues	—	—	2,403
Total revenues	$287,458	$275,706	$261,595
Period over period dollar increase in product revenues	$11,752	$16,514
Period over period percentage increase in product revenues	4%	6%

The year over year increases in product revenues resulted, in part, from increased adoption. Test volume increased by 12% for the year ended December 31, 2015 compared to the year ended December 31, 2014. Of the growth in test volume, approximately 4% was from prostate cancer tests delivered and 8% was from breast cancer tests delivered worldwide. Test volume increased by 12% for the year ended December 31, 2014 compared to the year ended December 31, 2013. Test volume increases exceeded revenue increases primarily due to our Oncotype DX prostate cancer test, which had not yet have established reimbursement until October 2015, and tests from certain international markets where we have not yet established reimbursement. In addition, the stronger U.S. dollar in 2015 resulted in a negative impact on product revenues as described below.

International product revenues decreased to $41.4 million or by 8% for the year ended December 31, 2015 compared to the year ended December 31, 2014 due to foreign exchange rate differences which accounted for $3.1 million of the decrease, as well as the recognition in 2014 of revenue resulting from a temporary access program in the United Kingdom. International product revenues increased to $45.0 million or by 19% for the year ended December 31, 2014 compared to the year ended December 31, 2013.

Approximately $211.7 million, or 74%, of product revenues for the year ended December 31, 2015, was recorded on an accrual basis and recognized at the time the test results were delivered, compared to $199.9 million, or 73%, and $185.7 million, or 72%, of product revenues for the years ended December 31, 2014 and 2013, respectively. For all periods, the balance of product revenues was recognized upon cash collection as payments were received. The timing of recognition of revenues related to third-party payors may cause fluctuations in product revenues from period to period.

Product revenues related to Medicare patients for the year ended December 31, 2015 were $58.9 million, or 20%, of product revenues, compared to $55.9 million, or 20%, and $54.4 million, or 21%, of product revenues for the years ended December 31, 2014 and 2013, respectively. No other third‑party payors comprised product revenues of 10% or more for those years.

There were no contract revenues for the years ended December 31, 2015 and 2014. Contract revenues were $2.4 million for the year ended December 31, 2013 and represented studies assessing our gene expression technology or collaborative work in gene selection and protocol design with our pharmaceutical partners. The decrease in contract revenues for 2015 and 2014 compared to 2013 was due to a decrease in activities with collaboration partners. The contract revenues for 2013 included $1.5 million of contract revenue recognized in the fourth quarter upon completion of clinical validation work for Pfizer Inc. We expect that our contract revenues will continue to fluctuate based on the number and timing of studies being conducted.

Cost of Product Revenues

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Tissue sample processing costs	$44,022	$38,712	$32,679
Stock-based compensation	525	497	483
Total tissue sample processing costs	44,547	39,209	33,162
License fees	9,235	9,533	8,938
Total cost of product revenues	$53,782	$48,742	$42,100
Period over period dollar increase in tissue sample processing costs	$5,310	$6,033
Period over period percentage increase in tissue sample processing costs	14%	18%

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

Tissue sample processing costs increased $5.3 million, or 14%, in 2015 compared to 2014, and $6.0 million, or 18%, in 2014 compared to 2013, driven primarily by increases in test volume of 12% in both 2015 and 2014. The increase in 2015 was also due to higher costs per test related to our prostate cancer test.

We expect the cost of product revenues to increase in future periods as we process more tests.

Research and Development Expenses

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Personnel-related expenses	$30,077	$27,411	$25,177
Stock-based compensation	4,228	4,143	4,486
Collaboration expenses	8,088	3,478	11,151
Reagents and laboratory supplies	2,861	2,430	3,112
Allocated information technology, facilities and other costs	8,009	8,325	15,831
Other costs	6,535	7,289	4,420
Total research and development expenses	$59,798	$53,076	$64,177
Period over period dollar increase (decrease)	$6,722	$(11,101)
Period over period percentage increase (decrease)	13%	(17)%

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

The $6.7 million, or 13%, increase in research and development expenses for 2015 compared to 2014 was primarily due to a one-time $5.5 million expense for the wind-down of a license agreement and development program. Exclusive of this one-time expense, research and development expenses for 2015 compared to 2014 increased by $1.2 million primarily due to a $2.7 million increase in personnel-related expense, a $431,000 increase in reagents and laboratory supplies and an $85,000 increase stock-based compensation partially offset by an $890,000 decrease in collaboration expenses, a $754,000 decrease in other costs and a $316,000 decrease in allocated information technology, facilities and other costs.

The $11.1 million, or 17%, decrease in research and development expenses for 2014 compared to 2013 included a $7.7 million decrease in collaboration expense, a $7.5 million decrease in allocated information technology, facilities and other costs, a $682,000 decrease in reagents and laboratory supplies and a $343,000 decrease in stock‑based compensation partially offset by a $2.9 million increase in other costs and a $2.2 million increase in personnel-related expenses. The $7.7 million decrease in collaboration and licensing expenses was primarily due to a $9.0 million up-front payment in 2013 under a licensing agreement.

The increase in personnel-related expenses for 2015 and 2014 was primarily attributable to increases in salaries and benefits due to increased headcount to support the launch of our prostate cancer test, as well as projects related to our product pipeline and ongoing work in NGS and our proprietary platform for liquid biopsy tests. The decrease in allocated information technology, facilities and other costs is primarily due to preparing for our prostate cancer product launch in 2013, which included project work from our various information technology groups, allocated based on specific development projects, as well as capitalization of certain costs of project work from our various information technology groups, allocated based on specific development projects in 2015.

We expect our research and development expenses to increase in future periods due to increased investment in our new product pipeline for breast, colon, prostate and other cancers, along with increased investment in NGS and our proprietary liquid platform.

Selling and Marketing Expenses

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Personnel-related expenses	$77,570	$74,265	$60,280
Stock-based compensation	4,526	4,822	4,756
Promotional and marketing materials	17,492	18,883	17,663
Travel, meetings and seminars	15,715	14,803	13,843
Collaboration expenses	3,030	2,948	1,486
Allocated information technology, facilities and other costs	20,612	18,382	11,375
Other costs	4,612	3,743	3,355
Total selling and marketing expenses	$143,557	$137,846	$112,758
Period over period dollar increase	$5,711	$25,088
Period over period percentage increase	4%	22%

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

The $5.7 million, or 4% increase in selling and marketing expenses for 2015 compared to 2014 was primarily due to U.S. and international sales and operations support and included a $3.3 million increase in personnel‑related expenses, a $2.2 million increase in allocated information technology, facilities and other costs, a $912,000 increase in travel, meetings and seminars and an $869,000 increase in other costs partially offset by a $1.4 million decrease in promotional and marketing materials and a $296,000 decrease in stock-based compensation. Of the $3.3 million increase in personnel‑related expenses, $1.6 million was attributable to increases in salaries, benefits and related expenses due primarily to increased headcount, including new hires related to the launch of our prostate cancer test in May 2013 and annual salary increases, $1.6 million was attributable to higher commission and bonus payments and $112,000 was attributable to increased consulting expenses. The increase in allocated information technology, facilities and other costs is primarily due to increased selling activities related to our newly established prostate sales and marketing programs and information technology allocations for various projects related to scaling our commercial systems worldwide, as well as an increase in research and development support allocated from other functional areas for the year ended December 31, 2015.

The $25.1 million, or 22%, increase in selling and marketing expenses for 2014 compared to 2013 was primarily due to U.S. and international sales and operations support and included a $14.0 million increase in personnel‑related expenses, a $7.0 million increase in allocated information technology, facilities and other costs, a $1.5 million increase in collaboration expenses, a $1.2 million increase in promotional and marketing materials and a $960,000 increase in travel, meetings and seminars expenses. Of the $14.0 million increase in personnel‑related expenses, $11.3 million was attributable to increases in salaries, benefits and related expenses due primarily to increased headcount, including new hires related to the launch of our prostate cancer test in May 2013 and annual salary increases, $1.4 million was attributable to increased consulting expenses and $1.3 million was attributable to higher commission and bonus payments. The increase in allocated information technology, facilities and other costs is primarily due to increased selling activities related to our newly established prostate sales and marketing programs and information technology allocations for various projects related to scaling our commercial systems worldwide, as well as an increase in research and development support allocated from other functional areas for the year ended December 31, 2014.

We expect selling and marketing expenses will continue to increase in future periods due to our efforts to establish adoption of and reimbursement for our new products, continued investment in our global commercial infrastructure and increases in our sales force.

General and Administrative Expenses

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Personnel-related expenses	$45,645	$41,328	$37,697
Stock-based compensation	6,726	7,076	7,732
Occupancy and equipment expenses	23,156	20,671	18,305
Billing and collection fees	9,949	9,348	8,898
Bad debt expense	5,971	6,697	6,169
Professional fees and other expenses	9,922	8,456	8,016
Information technology, facilities and other cost allocations	(37,021)	(33,907)	(32,425)
Total general and administrative expenses	$64,348	$59,669	$54,392
Period over period dollar increase	$4,679	$5,277
Period over period percentage increase	8%	10%

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

The $4.7 million, or 8%, increase in general and administrative expenses for 2015 compared to 2014 included a $4.3 million increase in personnel‑related expenses, a $2.5 million increase in occupancy and equipment expenses, a $1.5 million increase in professional fees and other expenses and a $601,000 increase in billing and collections fees partially offset by a $3.1 million increase in information technology, facilities and other costs allocated to other functional areas, a $726,000 decrease in bad debt expense and a $350,000 decrease in stock-based compensation. Of the $4.3 million increase in personnel-

related expenses, $4.0 million was attributable to higher contract labor and consulting expenses to support growth of our business, $233,000 was attributable to an increase in bonus expense and $74,000 was attributable to an increase in salaries and benefits expenses.

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

Impairment of Investments in Privately Held Companies

Each of our equity investments is reviewed at least annually for impairment or whenever events or changes in circumstances indicate that the carrying value of the investment might not be recoverable. At December 31, 2013, we concluded that the indicators of impairment of our investment in a privately held company were other than temporary, and therefore wrote off the remaining asset balance of $643,000. There was no additional impairment recognized for the years ended December 31, 2015, 2014 and 2013.

Interest Income

Interest income was $221,000 for the year ended December 31, 2015, compared to $192,000 and $222,000 for years ended December 31, 2014 and 2013, respectively. We expect our interest income will remain nominal if the current low interest rate environment continues.

Other Income (Expense), Net

Other expense, net was $498,000 for the year ended December 31, 2015, compared to other expense, net of $764,000 and $158,000 for the years ended December 30, 2014 and 2013, respectively. Other expense, net for the years ended December 31, 2015, 2014 and 2013 was primarily related to $551,000, $790,000 and $158,000 of net foreign currency transaction losses, respectively, resulting from valuation adjustments to our international accounts receivable balance. We expect other income (expense), net to continue to fluctuate based on fluctuations in exchange rates that impact our foreign exchange transaction gains and losses.

Income Tax Expense (Benefit)

For the years ended December 31, 2015, 2014, and 2013, we recorded an income tax benefit of $996,000 and income tax expense of $393,000 and $346,000, respectively. The 2015 benefit is principally comprised of a federal deferred tax benefit generated by the unrealized gain recognized in other comprehensive income during the year on available-for-sales securities reduced by income tax expense in our foreign jurisdictions. The 2014 and 2013 tax expense is principally comprised of foreign income tax and miscellaneous state income tax.

As a result of historical losses and based on all current available evidence, we believe that it is more likely than not that our recorded net deferred tax assets will not be realized. Accordingly, we recorded a full valuation allowance on our net deferred tax assets for the years ended December 31, 2015, 2014 and 2013, respectively. We will continue to maintain a full valuation allowance on our net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.

Liquidity and Capital Resources

As of December 31, 2015, we had an accumulated deficit of $228.2 million. We may incur net losses in the future, and we cannot provide assurance as to when, if ever, we will achieve sustained profitability. We expect that our research and development expenses, selling and marketing and general and administrative expenses will increase in future periods and, as a result, we will need to continue to generate significant product revenues to achieve sustained profitability.

Sources (Uses) of Liquidity

At December 31, 2015, we had cash, cash equivalents and short‑term investments of $94.9 million compared to $103.7 million at December 31, 2014. The $8.8 million decrease was attributable to investments in the growth of our business, including research and development, global expansion, and activities related to reimbursement coverage of our tests partially offset by an $18.1 million investment in Invitae Corporation, or Invitae, reclassified from non-marketable securities upon Invitae’s initial public offering, or IPO, in February 2015. As a publicly traded security, the market price of Invitae’s common stock may be subject to volatility. For example, the price of Invitae’s common stock fluctuated between $5.66 per share and $22.35 per share since the IPO in February 2015 through February 2016. In accordance with our investment policy, available cash is invested in short-term and long-term, low-risk, investment-grade debt instruments. Other than our equity investment in Invitae, our cash and marketable securities are held in a variety of interest-bearing instruments including money market accounts and high-grade commercial paper and corporate bonds.

Historically we have financed our operations primarily through sales of our equity securities and cash received in payment for our tests. Certain purchases of equipment and leasehold improvements have been partially financed through capital equipment financing arrangements.

Accounts Receivable

At December 31, 2015 and 2014, $37.2 million, or 20%, and $34.9 million, or 19%, respectively, of our total assets consisted of accounts receivable. The $2.3 million year over year increase in accounts receivable was primarily attributable to increased revenues and additional payors moving from cash basis to accrual basis during 2015, partially offset by a decrease in Medicare accounts receivable. Days sales outstanding, or DSOs, is a measure of the average number of days it takes for us to collect our accounts receivable, calculated from the date that tests are billed. At December 31, 2015 and 2014, our weighted average DSOs were 75 days and 78 days, respectively. The timing of our billing and cash collections may also causes fluctuations in our monthly DSOs and accounts receivable. With new unique CPT codes in place, it was necessary for payors to update their billing systems to reflect these changes, which resulted and may continue to result in payment delays and a related increase in accounts receivable balances.

The following tables summarize accounts receivable by payor mix at December 31, 2015 and 2014:

	December 31, 2015
		% of		31 - 60	61 - 90	91 - 120	121 to 180	Over 180
	Total	Total	Current	Days	Days	Days	Days	Days
	(In thousands)
Managed care and other	$35,488	86%	$8,284	$9,768	$3,412	$3,356	$4,319	$6,349
Medicare	5,664	14	1,936	2,626	177	81	116	728
Total	41,152	100%	$10,220	$12,394	$3,589	$3,437	$4,435	$7,077
Allowance for doubtful accounts	(3,988)
Net accounts receivable	$37,164

	December 31, 2014
		% of		31 - 60	61 - 90	91 - 120	121 to 180	Over 180
	Total	Total	Current	Days	Days	Days	Days	Days
	(In thousands)
Managed care and other	$28,303	73%	$11,469	$3,637	$2,649	$2,085	$2,485	$5,978
Medicare	10,241	27	5,187	3,621	469	190	231	543
Total	38,544	100%	$16,656	$7,258	$3,118	$2,275	$2,716	$6,521
Allowance for doubtful accounts	(3,628)
Net accounts receivable	$34,916

Cash Flows

	2015	2014	2013
	(In thousands)
As of December 31,
Cash, cash equivalents and short-term investments	$94,943	$103,660	$105,350
Working capital	100,278	110,182	115,160
For the year ended December 31:
Cash provided by (used in):
Operating activities	(11,831)	2,287	8,552
Investing activities	6,283	(14,223)	(7,006)
Financing activities	8,355	8,383	13,728
Capital expenditures (included in investing activities above)	(23,483)	(10,455)	(11,008)

Net cash used in operating activities for the year ended December 31, 2015 was $11.8 million, compared to net cash provided by operating activities of $2.3 million and $8.6 million for the years ended December 31, 2014 and 2013, respectively. Net cash provided by operating activities includes net loss adjusted for certain non‑cash items and changes in assets and liabilities. Net cash used in operating activities of $11.8 million for the year ended December 31, 2015 reflected a net loss of $33.3 million, adjusted for $23.1 million of depreciation and stock‑based compensation expense and a $4.5 million increase in accrued compensation expense and employee benefits partially offset by a $3.0 million decrease in accrued expenses and other liabilities, a $2.2 million increase in accounts receivable, a $1.5 million deferred tax benefit generated from unrealized gain recognized on available-for-sale marketable securities and a $1.3 million increase in prepaid expenses and other assets.

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

Net cash provided by in investing activities was $6.3 million for the year ended December 31, 2015, compared to $14.2 million and $7.0 million for the years ended December 31, 2014 and 2013, respectively. Our investing activities have consisted predominantly of purchases and maturities of marketable securities and capital expenditures. Net cash provided by investing activities of $6.3 million for the year ended December 31, 2015 included $29.7 million in net maturity of marketable securities and $23.5 million in capital expenditures. Cash capital expenditures primarily reflects additional investments in a new enterprise resource planning system. Capital expenditures included $15.1 million of internal-use software development in the year ended December 31, 2015. Net cash used in investing activities of $14.2 million for the year ended December 31, 2014 included $10.5 million of capital expenditures, a $2.0 million investment in privately held companies and $1.9 million in net purchase of marketable securities. Net cash used in investing activities of $7.0 million for the year ended December 31, 2013 included $11.0 million in capital expenditures and $5.0 million investment in privately held companies, partially offset by $9.0 million in net maturities of marketable securities.

Net cash provided by financing activities was $8.4 million for the year ended December 31, 2015, compared to net cash provided by financing activities of $8.4 million and $13.7 million for the years ended December 31, 2014 and 2013, respectively. Our financing activities included sales of our equity securities and repurchases of our common stock. Net cash provided by financing activities for the year ended December 31, 2015 comprises $12.2 million in proceeds from the issuance of our common stock upon the exercise of employee stock options and stock purchased pursuant to our ESPP, partially offset by cash paid for tax withholdings in the amount of $3.8 million related to net share settlements of restricted stock units and awards. Net cash provided by financing activities for the year ended December 31, 2014 comprises $12.0 million in proceeds from the issuance of our common stock upon the exercise of employee stock options and stock purchased pursuant to our ESPP, partially offset by cash paid for tax withholdings in the amount of $3.6 million related to net share settlements of restricted stock units and awards. Net cash provided by financing activities for the year ended December 31, 2013 included $16.6 million in proceeds from the issuance of our common stock upon the exercise of employee stock options and stock purchased pursuant to our ESPP, partially offset by cash paid for tax withholdings in the amount of $2.8 million related to net share settlements of restricted stock units and awards.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2015 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(In thousands)
Non-cancelable operating lease obligations	$38,087	$4,391	$10,615	$13,259	$9,822

Our non‑cancelable operating lease obligations are for laboratory and office space. We lease various facilities in Redwood City, California, totaling 180,700 square feet. The lease terms expire between March 2021 and March 2023, each with an option for us to extend the terms of the lease for an additional five years. In November 2015, we entered into a lease agreement for approximately 31,200 square feet of laboratory and office space in a nearby location. We do not currently occupy this property, however, we have included the square footage in the total leased space in Redwood City stated above. We also lease 7,500 square feet of space in Geneva, Switzerland. This lease expires in May 2021.

We are required to make a series of fixed annual payments under a collaboration agreement beginning with a one year anniversary of achieving a key milestone for our DCIS clinical study in June 2014. As of December 31, 2015, future annual payments include payments of $604,000, and $504,000 due in 2016, and 2017, respectively.

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

Off‑Balance Sheet Activities

As of December 31, 2015, we had no material off‑balance sheet arrangements.

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

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-2, Leases (“ASU 2016-2”). ASU 2016-2 is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-2 is effective for our interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2016-2 will have on our consolidated financial statements and related disclosures.

In November 2015, the FASB  issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for us in its first quarter of fiscal 2017, with early application permitted and, upon adoption, may be applied either prospectively or retrospectively. We early adopted this ASU 2015-17 on a prospective basis in the fourth quarter of fiscal 2015.

 In April 2015, the FASB issued Accounting Standards Update No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). This amendment provides guidance to help entities determine whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software or as a service contract. ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. Upon adoption, an entity has the option to apply the provisions of ASU 2015-05 either prospectively to all arrangements entered into or materially modified, or retrospectively. We do not expect the impact of the adoption of ASU 2015-05 to be material to our consolidated financial statements.

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

At December 31, 2015, we had cash, cash equivalents and short-term marketable securities of $94.9 million. We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. The securities in our investment portfolio are classified as available for sale and are, due to their short-term nature, subject to minimal interest rate risk. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels at December 31, 2015, the impact on the fair value of these securities or our cash flows or income would not be material.

Foreign Currency Exchange Risk

Substantially all of our revenues are recognized in U.S. dollars, although a growing percentage is denominated in foreign currency as we expand into markets outside of the United States. Certain expenses related to our international activities are payable in foreign currencies. As a result, factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets will affect our financial results. We recognized net foreign exchange transaction losses of $551,000, $790,000 and $158,000 for the years ended December 31, 2015, 2014 and 2013, respectively. The functional currency of our wholly-owned subsidiaries is the U.S. dollar, so we are not currently subject to gains and losses from foreign currency translation of the subsidiary financial statements. We currently do not hedge foreign currency exchange rate exposure. Although the impact of currency fluctuations on our financial results has been immaterial in the past, there can be no guarantee that the impact of currency fluctuations related to our international activities will not be material in the future.

ITEM 8.  Financial Statements and Supplementary Data.

Genomic Health, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Genomic Health, Inc.

We have audited the accompanying consolidated balance sheets of Genomic Health, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genomic Health, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Genomic Health, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 9, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

March 9, 2016

GENOMIC HEALTH, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$32,533	$29,726
Short-term marketable securities	62,410	73,934
Accounts receivable (net of allowance for doubtful accounts; 2015—$3,988, 2014—$3,628)	37,164	34,916
Prepaid expenses and other current assets	10,843	9,944
Total current assets	142,950	148,520
Property and equipment, net	39,746	21,860
Other assets	1,921	15,541
Total assets	$184,617	$185,921
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,585	$6,987
Accrued compensation and employee benefits	22,239	17,708
Accrued license fees	2,287	2,656
Accrued expenses and other current liabilities	8,922	10,444
Deferred revenues	431	335
Other current liabilities	208	208
Total current liabilities	42,672	38,338

Other liabilities	2,410	2,070
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 33,861,759 and 32,969,232 shares issued and 32,800,428 and 31,911,901 shares outstanding at December 31, 2015 and 2014, respectively	3	3
Additional paid-in capital	395,059	370,496
Accumulated other comprehensive income (loss), net	2,752	(15)
Accumulated deficit	(228,169)	(194,861)
Treasury stock, at cost, 1,061,331 shares at December 31, 2015 and 2014	(30,110)	(30,110)
Total stockholders’ equity	139,535	145,513
Total liabilities and stockholders’ equity	$184,617	$185,921

See accompanying notes.

GENOMIC HEALTH, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	December 31,
	2015	2014	2013
Revenues:
Product revenues	$287,458	$275,706	$259,192
Contract revenues	—	—	2,403
Total revenues	287,458	275,706	261,595
Operating expenses:
Cost of product revenues	53,782	48,742	42,100
Research and development	59,798	53,076	64,177
Selling and marketing	143,557	137,846	112,758
General and administrative	64,348	59,669	54,392
Total operating expenses	321,485	299,333	273,427
Loss from operations	(34,027)	(23,627)	(11,832)
Impairment of investments	—	—	(643)
Interest income	221	192	222
Other income (expense), net	(498)	(764)	(158)
Loss before income taxes	(34,304)	(24,199)	(12,411)
Income tax (benefit) expense	(996)	393	346
Net loss	$(33,308)	$(24,592)	$(12,757)
Basic and diluted net loss per share	$(1.03)	$(0.78)	$(0.42)
Shares used in computing basic and diluted net loss per share	32,382	31,453	30,512

See accompanying notes.

GENOMIC HEALTH, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(33,308)	$(24,592)	$(12,757)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale marketable securities, net of tax of $1,548, $0 and $0 for the years ended December 31, 2015, 2014 and 2013, respectively	2,767	(27)	(3)
Comprehensive loss	$(30,541)	$(24,619)	$(12,760)

See accompanying notes.

GENOMIC HEALTH, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands)

				Accumulated
			Additional	Other		Treasury	Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stock	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	at Cost	Equity
Balance at December 31, 2012	29,954	$3	$313,915	$15	$(157,512)	$(30,095)	$126,326
Issuance of common stock upon exercise of stock options for cash and vesting of restricted stock units	926	—	9,725	—	—	—	9,725
Issuance of common stock upon settlement of employee stock purchase plan	153	—	4,018	—	—	—	4,018
Issuance of restricted stock to directors in lieu of fees	8	—	230	—	—	—	230
Stock-based compensation expense related to employee stock options, restricted stock units and employee stock purchase plan	—	—	17,457	—	—	—	17,457
Repurchase of common stock	(77)	—	—	—	—	(15)	(15)
Net loss	—	—	—	—	(12,757)	—	(12,757)
Unrealized loss on investments, net of tax	—	—	—	(3)	—	—	(3)
Balance at December 31, 2013	30,964	3	345,345	12	(170,269)	(30,110)	144,981
Issuance of common stock upon exercise of stock options for cash and vesting of restricted stock units	748	—	4,156	—	—	—	4,156
Issuance of common stock upon settlement of employee stock purchase plan	191	—	4,227	—	—	—	4,227
Issuance of restricted stock to directors in lieu of fees	8	—	230	—	—	—	230
Stock-based compensation expense related to employee stock options, restricted stock units and employee stock purchase plan	—	—	16,410	—	—	—	16,410
Stock-based compensation expense related to consultant restricted stock units	—	—	128	—	—	—	128
Net loss	—	—	—	—	(24,592)	—	(24,592)
Unrealized loss on investments, net of tax	—	—	—	(27)	—	—	(27)
Balance at December 31, 2014	31,911	3	370,496	(15)	(194,861)	(30,110)	145,513
Issuance of common stock upon exercise of stock options for cash and vesting of restricted stock units	678	—	3,664	—	—	—	3,664
Issuance of common stock upon settlement of employee stock purchase plan	204	—	4,694	—	—	—	4,694
Issuance of restricted stock to directors in lieu of fees	7	—	200	—	—	—	200
Stock-based compensation expense related to employee stock options, restricted stock units and employee stock purchase plan	—	—	16,005	—	—	—	16,005
Net loss	—	—	—	—	(33,308)	—	(33,308)
Unrealized gain on investments, net of tax	—	—	—	2,767	—	—	2,767
Balance at December 31, 2015	32,800	$3	$395,059	$2,752	$(228,169)	$(30,110)	$139,535

See accompanying notes.

GENOMIC HEALTH, INC.

Consolidated Statements of Cash Flows

(In thousands)

	December 31,
	2015	2014	2013
Operating activities
Net loss	$(33,308)	$(24,592)	$(12,757)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	7,069	6,870	6,324
Employee stock-based compensation	16,005	16,538	17,457
Write-off of previously capitalized software costs	635	—	663
Impairment of assets held for sale and long-lived assets	123	375	—
Outside director restricted stock awarded in lieu of fees	200	230	230
Gain on disposal of property and equipment	(80)	(51)	—
Deferred tax benefit from unrealized gain on available-for-sale marketable securities	(1,548)	—	—
Impairment of investments	—	—	643
Changes in assets and liabilities:
Accounts receivable	(2,248)	(5,470)	(7,193)
Prepaid expenses and other assets	(1,292)	741	(1,448)
Accounts payable	949	985	1,238
Accrued compensation and employee benefits	4,531	3,824	1,886
Accrued expenses and other liabilities	(2,963)	3,088	1,297
Deferred revenues	96	(251)	212
Net cash (used in) provided by operating activities	(11,831)	2,287	8,552
Investing activities
Purchases of property and equipment	(23,483)	(10,455)	(11,008)
Proceeds from sale of property and equipment	70	122	16
Purchases of marketable securities	(76,743)	(96,800)	(107,183)
Maturities of marketable securities	106,439	94,910	116,169
Purchase of other investments	—	(2,000)	(5,000)
Net cash provided by (used in) investing activities	6,283	(14,223)	(7,006)
Financing activities
Net proceeds from issuance of common stock under stock plans	12,197	12,030	16,588
Withholding taxes related to restricted stock units net share settlement	(3,842)	(3,647)	(2,845)
Repurchase of common stock	—	—	(15)
Net cash provided by financing activities	8,355	8,383	13,728
Net increase (decrease) in cash and cash equivalents	2,807	(3,553)	15,274
Cash and cash equivalents at the beginning of period	29,726	33,279	18,005
Cash and cash equivalents at the end of period	$32,533	$29,726	$33,279
Supplemental disclosure of cash flow information
Cash paid for income taxes	$459	$432	$336
Non-cash investing and financing activities
Accrued purchase of property and equipment	$3,847	$1,809	$1,138
Change in fair value of equity investment	$4,269	$—	$—

See accompanying notes.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

Principles of Consolidation

These consolidated financial statements include all the accounts of the Company and its wholly‑owned subsidiaries. The Company had two wholly-owned subsidiaries at December 31, 2015: Genomic Health International Holdings, LLC, which was established in Delaware in 2010 and supports the Company’s international sales and marketing efforts; and Oncotype Laboratories, Inc., which was established in 2012, and is inactive. Genomic Health International Holdings, LLC has 10 wholly-owned subsidiaries. The functional currency for the Company’s wholly-owned subsidiaries incorporated outside the United States is the U.S. dollar. All significant intercompany balances and transactions have been eliminated.

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

Certain reclassifications have been made to prior period amounts to conform to the current year presentation. For the years ended December 31, 2014 and 2013, a reclassification of certain expenses from research and development to selling and marketing was made in the accompanying consolidated statements of operations to conform to the current-year presentation.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Marketable Securities

The Company invests in marketable securities, primarily money market funds, obligations of U.S. Government agencies and government‑sponsored entities, corporate bonds and commercial paper. The Company considers all investments with a maturity date of less than one year as of the balance sheet date to be short‑term investments. Those investments with a maturity date greater than one year as of the balance sheet date are considered to be long‑term investments. As of December 31,

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

2015 and 2014, respectively, all investments in marketable securities were classified as available for sale. The Company does not intend to sell these securities and management believes it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost basis. These securities are carried at estimated fair value with unrealized gains and losses included in stockholders’ equity.

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

Investments in Equity Securities

Beginning in 2011, the Company made investments in various tranches of the preferred stock of Invitae Corporation (“Invitae”), which at the time was a privately-held company, such that the carrying value of this investment was $13.9 million at December 31, 2014. On February 18, 2015, Invitae completed an initial public offering of its common stock and the Company’s preferred stock investment automatically converted into 2,207,793 shares of Invitae common stock. This investment is accounted for as an available-for-sale marketable security and valued at $18.1 million at December 31, 2015. Unrealized gains or losses resulting from changes in the fair value of this investment will be recorded in other comprehensive income until the securities are sold. These securities were subject to a lock-up agreement that expired in August 2015 and continue to be subject to the resale limitations of Rule 144 under the Securities Act of 1933.

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

Concentration of Risk

Cash equivalents, marketable securities and trade accounts receivable are financial instruments which potentially subject the Company to concentrations of credit risk. Through December 31, 2015, no material losses had been incurred.

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

The Company is also subject to credit risk from its accounts receivable related to its product sales. The Company performs evaluations of customers’ financial condition and generally does not require collateral. The majority of the Company’s accounts receivable arises from product sales in the United States. As of December 31, 2015, the substantial majority of the Company’s product revenues have been derived from sales of one product, the Oncotype DX breast cancer test. The majority of the Company’s tests to date have been delivered to physicians in the United States. All Oncotype DX tests are processed in the Company’s clinical reference laboratory facility in Redwood City, California. Medicare accounted for 20%, 20% and 21%

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

of the Company’s product revenues for the years ended December 31, 2015, 2014 and 2013, respectively, and represented 14% and 27% of the Company’s total accounts receivable balance as of December 31, 2015 and 2014, respectively. No other third‑party payor represented more than 10% of the Company’s product revenues or accounts receivable balances for these periods.

Allowance for Doubtful Accounts

The Company accrues an allowance for doubtful accounts against its accounts receivable based on estimates consistent with historical payment experience. Bad debt expense is included in general and administrative expense on the Company’s consolidated statements of operations. Accounts receivable are written off against the allowance when the appeals process is exhausted, when an unfavorable coverage decision is received or when there is other substantive evidence that the account will not be paid. The Company’s allowance for doubtful accounts as of December 31, 2015 and 2014 was $4.0 million and $3.6 million, respectively. Write‑offs for doubtful accounts of $5.2 million and $5.4 million were recorded against the allowance during the years ended December 31, 2015 and 2014, respectively. Bad debt expense was $6.0 million, $6.7 million, and $6.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Internal-use Software

Costs incurred to develop software for internal use are capitalized and amortized over the estimated useful life of the software. Costs related to maintenance of internal-use software are expensed as incurred. For the years ended December 31, 2015 and 2014, the Company capitalized $15.1 million (including $5.9 million of personnel-related expenses) and $2.9 million (including $1.0 million of personnel-related expenses), respectively, of costs associated with internal-use software development. No internal-use software development costs were capitalized for the year ended December 31, 2013. Amortization of previously capitalized amounts was $380,000, $0, and $0 for the years ended December 31, 2015, 2014, and 2013, respectively.

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

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

In December 2010, the Company invested $500,000 in the preferred stock of a private company representing 21% of the entity’s outstanding voting shares. The Company determined that is was not the primary beneficiary of this VIE and, accordingly, applied the equity method of accounting. In June 2012, the Company invested an additional $400,000 in the preferred stock of this company as part of a new equity financing, reducing the Company’s holdings to approximately 16%. As of June 30, 2012, as a result of the Company’s ownership falling below 20% and not having the ability to exercise influence over the investee entity, the Company changed its method of accounting for this investment to the cost method. Each of the Company’s equity investments is reviewed at least annually for impairment or whenever events or changes in circumstances indicate that the carrying value of the investment might not be recoverable. At December 31, 2013, the Company concluded that the indicators of impairment of its investment in this privately held company were other than temporary and wrote off the remaining asset balance of $643,000. Therefore, the net carrying value of this investment was $0 at December 31, 2015 and 2014.

The Company’s investments in privately held companies were $0 and $13.9 million at December 31, 2015 and 2014, respectively, and were included in other assets on the Company’s consolidated balance sheets. The investments in privately held companies at December 31, 2014 include the Company’s investment in Invitae, which was reclassified from other assets to short-term marketable securities on the Company’s consolidated balance sheets upon completion of Invitae’s initial public offering in early 2015.

Impairment of Long‑lived Assets

The Company reviews long‑lived assets, which include property and equipment, intangible assets and investments in privately held companies, for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. For property and equipment and intangible assets, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using undiscounted cash flows. For investments in non‑marketable equity securities, evidence of impairment might include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. The Company’s assessment as to whether any impairment is other than temporary is based on its ability and intent to hold the investment and whether evidence indicating the carrying value of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If the fair value of the investment is determined to be less than the carrying value and the decline in value is considered to be other than temporary, the asset is written down to its fair value. The Company wrote off $635,000 of previously capitalized software costs and recorded impairment losses of $123,000 for equipment classified as held for sale for the year ended December 31, 2015.  The Company recorded impairment losses of $265,000 for equipment classified as held for sale and $110,000 for equipment disposed prior to placing it in service for the year ended December 31, 2014. For the year ended December 31, 2013, the Company recorded impairment losses of $663,000 related to a write off of previously capitalized software costs in addition to a $643,000 write off of an investment in a privately held company, as discussed above.

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

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

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

The Company’s product revenues for tests performed are recognized when the following revenue recognition criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Criterion (1) is satisfied when the Company has an arrangement to pay or a contract with the payor in place addressing reimbursement for the Oncotype DX test. In the absence of such arrangements, the Company considers that criterion (1) is satisfied when a third‑party payor pays the Company for the test performed. Criterion (2) is satisfied when the Company performs the test and generates and delivers to the physician, or makes available on its web portal, a patient report. When evaluating whether the fee is fixed or determinable and collectible, the Company considers whether it has sufficient history to reliably estimate the total fee that will be received from a payor and a payor’s individual payment patterns.  Determination of criteria (3) and (4) are based on management’s judgments regarding whether the fee charged for products or services delivered is fixed or determinable, and the collectability of those fees under any contract or arrangement. Based upon at least several months of payment history, the Company reviews the number of tests paid against the number of tests billed and the payor’s outstanding balance for unpaid tests to determine whether payments are being made at a consistently high percentage of tests billed and at appropriate amounts given the arrangement or contracted payment amount. The estimated accrual amounts per test, recorded upon delivery of a patient report, are calculated for each accrual payor and are based on the arrangement or contracted price adjusted for individual payment patterns resulting from co-payment amounts and excluded services in healthcare plans. The Company also reduces revenue for an estimate of amounts that qualify as patient assistance and related deductions that do not qualify for revenue recognition. When a payment received for an individual test is higher or lower than the estimated accrual amount, the Company recognizes the difference as either cash revenue, in the case of higher payments, or in the case of lower payments, a charge against either the patient assistance program and related deductions reserve or the allowance for doubtful accounts, as applicable.

To the extent all criteria set forth above are not met when test results are delivered, product revenues are recognized when cash is received from the payor.

The Company has exclusive distribution agreements for one or more of its Oncotype DX tests with distributors covering more than 90 countries outside of the United States. The distributor generally provides certain marketing and administrative services to the Company within its territory. As a condition of these agreements, the distributor generally pays the Company an agreed upon fee per test and the Company processes the tests. The same revenue recognition criteria described above generally apply to tests received through distributors. To the extent all criteria set forth above are not met when test results are delivered, product revenues are generally recognized when cash is received from the distributor.

From time to time, the Company receives requests for refunds of payments, generally due to overpayments made by third party‑payors. Upon becoming aware of a refund request, the Company establishes an accrued liability for tests covered by the refund request until such time as the Company determines whether or not a refund is due. Accrued refunds were $609,000 and $944,000 at December 31, 2015 and 2014, respectively.

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

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

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

401(k) Plan

Substantially all of the Company’s employees are eligible to participate in its defined contribution plan qualified under Section 401(k) of the Internal Revenue Code. The Company contributed dollar for dollar matching of employee contributions up to a maximum of $3,000, $2,000, and $1,000 for the years ended December 31, 2015, 2014 and 2013, respectively, for each employee per year based on a full calendar year of service. The match is funded concurrently with a participant’s semi‑monthly contributions to the 401(k) Plan. The Company recorded expense for its contributions under the 401(k) Plan of $2.8 million, $1.9 million and $718,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

Foreign Currency Transactions

Net foreign currency transaction gains or losses are included in other income (expense), net on the Company’s consolidated statement of operations. Net foreign currency transaction losses totaled $551,000, $790,000 and $158,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2015 and 2014.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-2, Leases (“ASU 2016-2”). ASU 2016-2 is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-2 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-2 will have on its consolidated financial statements and related disclosures.

In November 2015, the FASB  issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for the Company in its first quarter of fiscal 2017, with early application permitted and, upon adoption, may be applied either prospectively or retrospectively. The Company early adopted ASU 2015-17 on a prospective basis in the fourth quarter of fiscal 2015.

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). This amendment provides guidance to help entities determine whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software or as a service contract. ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. Upon adoption, an entity has the option to apply the provisions of ASU 2015-05 either prospectively to all arrangements entered into or materially modified, or retrospectively. The Company does not expect the impact of the adoption of ASU 2015-05 to be material to its consolidated financial statements.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

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

Options to purchase 811,000 shares of the Company’s common stock and 134,000 RSUs were outstanding at December 31, 2015, but were not included in the computation of diluted net loss per share because their effect is anti‑dilutive. Options to purchase 1.1 million shares of the Company’s common stock and 150,000 RSUs were outstanding at December 31, 2014, but were not included in the computation of diluted net loss per share because their effect is anti‑dilutive. Options to purchase 1.5 million shares of the Company’s common stock and 156,000 RSUs were outstanding at December 31, 2013, but were not included in the computation of diluted net loss per share because their effect is anti‑dilutive.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company did not have any non‑financial assets or liabilities that were measured or disclosed at fair value on a recurring basis

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

at December 31, 2015 and 2014, respectively. The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis at December 31, 2015 and 2014 by level within the fair value hierarchy:

	Actively Quoted	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance at
	Assets	Inputs	Inputs	December 31,
	Level 1	Level 2	Level 3	2015
	(In thousands)
As of December 31, 2015:
Assets
Money market deposits	$13,928	$—	$—	$13,928
Commercial paper	—	29,224	—	29,224
Corporate debt securities	—	22,359	—	22,359
Corporate equity securities	—	18,126	—	18,126
Total	$13,928	$69,709	$—	$83,637

	Actively Quoted	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance at
	Assets	Inputs	Inputs	December 31,
	Level 1	Level 2	Level 3	2014
	(In thousands)
As of December 31, 2014:
Assets
Money market deposits	$12,397	$—	$—	$12,397
Commercial paper	—	29,749	—	29,749
Corporate debt securities	—	46,435	—	46,435
Total	$12,397	$76,184	$—	$88,581

The Company’s commercial paper and corporate bonds are classified as Level 2 as they are valued using multi-dimensional relational pricing models that use observable market inputs, including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data. Not all inputs listed are available for use in the evaluation process on any given day for each security evaluation. In addition, market indicators and industry and economic events are monitored and may serve as a trigger to acquire further corroborating market data. The Company’s corporate equity securities are classified as Level 2 while subject to certain restrictions on sale. The Company’s corporate equity securities at December 31, 2015 were previously recorded as investments in a privately held company and included in other assets as of December 31, 2014. There were no transfers between Level 1 and Level 2 categories during the years ended December 31, 2015 and 2014, respectively.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

All of the Company’s marketable securities are classified as available-for-sale. The following tables summarize the Company’s available‑for‑sale marketable securities as of the dates indicated:

	December 31, 2015
	Cost or	Gross	Gross	Total
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Commercial paper	$23,684	$41	$—	$23,725
Corporate debt securities	20,569	—	(10)	20,559
Corporate equity securities	13,857	4,269	—	18,126
Total	$58,110	$4,310	$(10)	$62,410

	December 31, 2014
	Cost or	Gross	Gross	Total
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Commercial paper	$29,730	$19	$—	$29,749
Corporate debt securities	44,219	—	(34)	44,185
Total	$73,949	$19	$(34)	$73,934

The Company had no realized gains or losses on its available‑for‑sale marketable securities for the years ended December 31, 2015, 2014 and 2013, respectively.

The following table provides the breakdown of the available‑for‑sale marketable securities with unrealized losses as of the date indicated:

	In a Loss Position for
	Less Than 12 Months
	Gross
	Unrealized	Estimated
As of December 31, 2015:	Losses	Fair Value
	(In thousands)
Corporate debt securities	$(10)	$20,559
Total	$(10)	$20,559

All of the Company’s available‑for‑sale marketable securities had contractual maturities of one year or less as of December 31, 2015 and 2014.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

Note 4. Property and Equipment

The following table summarizes the Company’s property and equipment as of the dates indicated:

	December 31,
	2015	2014
	(In thousands)
Laboratory equipment	$27,955	$24,685
Computer equipment	10,142	9,198
Computer software—internal use	22,289	5,075
Furniture and fixtures	3,983	3,607
Leasehold improvements	20,673	17,902
Work in progress	6,239	7,307
	91,281	67,774
Less accumulated depreciation and amortization	(51,535)	(45,914)
Total	$39,746	$21,860

For the years ended December 31, 2015, 2014 and 2013, the Company recognized property and equipment depreciation and amortization expense of $6.9 million, $6.7 million and $6.1 million, respectively.

Note 5. Accrued Expenses and Other Current Liabilities

The following table summarizes the Company’s accrued expenses and other current liabilities as of the dates indicated:

	December 31,
	2015	2014
	(In thousands)
Accrued expenses	$2,503	$4,003
Accrued professional and other service fees	1,633	1,784
Accrued refunds	609	944
Accrued rebate	690	647
Accrued collaboration expense	2,873	2,862
Accrued taxes payable	372	194
Other current liabilities	242	10
Total	$8,922	$10,444

Accrued professional and other service fees include third‑party billing and collections costs, legal expenses,   accounting and audit fees and investor relations expenses. Accrued refunds include overpayments due to third‑party payors.

Note 6. Collaboration and Commercial Technology Licensing Agreements

The Company has entered into a variety of collaboration and specimen transfer agreements relating to its development efforts. The Company recorded collaboration expenses of $11.1 million, $6.4 million and $12.6 million for the years ended December 31, 2015, 2014 and 2013, respectively, relating to services provided by the collaborators in connection with these agreements. In addition to these expenses, some of these agreements contain provisions for royalties from inventions resulting from these collaborations. The Company has specified options and rights relating to joint inventions arising out of these collaborations.

In August 2013, the Company entered into a collaboration agreement to conduct a clinical study to validate the relationship between the Oncotype DX DCIS score and the likelihood of local recurrence in patients with DCIS. The agreement includes a study fee and milestone payments dependent on the completion of certain key milestones. As a result of the primary

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

objective of the study being met, the Company is required to make a series of fixed future annual payments under the collaboration agreement. As of December 31, 2015, future annual payments include payments of $604,000 and $504,000 in 2016 and 2017, respectively.

In January 2014, the Company entered into a collaboration agreement to conduct a prostate study with a goal to determine the association between the Genomic Prostate Score, or GPS, provided by the assay and the likelihood of experiencing disease progression while on active surveillance. In July 2014, the Company entered into a collaboration agreement to conduct a prostate observational study in men who choose active surveillance at one and two years after receiving the Oncotype DX prostate cancer GPS. In August 2014, the Company entered into an agreement to provide support to conduct the main phase of a prospective study dealing with individualization of adjuvant decision-making in early-stage breast cancer.  As of December 31, 2015, the estimated total remaining obligations for these agreements, including certain milestone payments, is approximately $3.0 million.  All future milestone payments are contingent on certain accomplishments, and therefore the timing for any related payments cannot be estimated.

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

The Company is a party to various agreements under which it licenses technology on a non‑exclusive basis in the field of human diagnostics. Access to these licenses enables the Company to process its Oncotype DX tests. While certain agreements contain provisions for fixed annual payments, license fees are generally calculated as a percentage of product revenues, with rates that vary by agreement and may be tiered, and payments that may be capped at annual minimum or maximum amounts. The Company recognized costs recorded under these agreements totaling $9.2 million, $9.5 million and $8.9 million for the years ended December 31, 2015, 2014 and 2013, respectively, which were included in cost of product revenues.

Contract Research Arrangements

In November 2007, the Company entered into a Collaborative Diagnostic Development Agreement with Pfizer Inc. to provide research and development services for the development of a diagnostic product for renal cell cancer. The Company received an initial payment of $1.5 million and was initially eligible to receive a payment of $2.2 million upon joint agreement on a gene identification plan, $5.0 million in additional payments upon the earlier of Pfizer’s election to initiate the next phase of development or a specified number of months from the date the Company received the sample set and related clinical data necessary to conduct the first phase of development, and a final payment of $1.5 million upon completion of clinical validation. Completion of clinical validation represents a substantive milestone and the Company recognized the $1.5 million payment upon completion in December 2013. All other payments were not considered substantive milestones as they are not based solely on the Company’s past performance. Such payments were recognized using a performance‑based model and revenue is recognized following delivery of effort as compared to an estimate of total expected effort. The Company did not recognize any revenue related to substantive milestones under this arrangement during the years ended December 31, 2015, 2014 or 2013.

Note 7. Commitments and Contingencies

Lease Obligations

In September 2005, the Company entered into a non‑cancelable lease for 47,900 square feet of laboratory and office space that the Company currently occupies in Redwood City, California. In November 2015, the Company executed an amendment to extend the term of the lease through March 2023, with an option to extend the term of the lease for an additional

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

five years thereafter. The amendment provides for an allowance of $479,000 for certain tenant improvements, which, to the extent utilized by November 2018, will offset base rent expense on a straight‑line basis over the life of the lease.

In January 2007, the Company entered into a non‑cancelable lease for an additional 47,200 square feet of laboratory and office space in a nearby location. In November 2015, the Company executed an amendment to extend the term of the lease through March 2021, with an option to extend the lease for an additional five years thereafter. The amendment provides for an allowance of $472,000 for certain tenant improvements, which, to the extent utilized by November 2018, will offset base rent expense on a straight‑line basis over the life of the lease.

In October 2009, the Company entered into a non‑cancelable agreement to lease an additional 30,500 square feet of office space near the locations the Company occupied. The agreement includes lease incentive obligations of $307,000 that are being amortized on a straight‑line basis over the life of the lease. In November 2015, the Company executed an amendment to extend the term of the lease through March 2021, with an option to extend the term of the lease for an additional five years thereafter. The amendment provides for an allowance of $305,000 for certain tenant improvements, which, to the extent utilized by November 2018, will offset base rent expense on a straight‑line basis over the life of the lease.

In August 2013, the Company entered into a non‑cancelable agreement to lease an additional 18,400 square feet of laboratory and office space near the locations the Company currently occupies. In July 2014, the Company leased an additional 5,500 square feet in the same location on the same terms. The agreements included an allowance of $358,000 for certain tenant improvements which are being amortized on a straight line basis over the life of the lease. In November 2015, the Company executed an amendment to extend the term of the lease through March 2023, with an option to extend the term of the lease for an additional five years thereafter. The amendment provides for an allowance of $239,000 for certain tenant improvements, which, to the extent utilized by November 2018, will offset base rent expense on a straight‑line basis over the life of the lease.

In November 2015, the Company entered into a non‑cancelable agreement to lease an additional 31,200 square feet of laboratory and office space near the locations the Company currently occupies commencing on July 2016 when the Company will take possession of the facility. The lease expires in March 2023, with an option to extend the term of the lease for an additional five years thereafter. The agreement provides for an allowance of $157,000 for certain tenant improvements, which, to the extent utilized by June 2017, will offset base rent expense on a straight‑line basis over the life of the lease.

In May 2010, the Company’s European subsidiary entered into a non‑cancelable lease for approximately 2,500 square feet of office space in Geneva, Switzerland. In May 2014, the Company executed an amendment to extend the terms of the lease and executed a new lease for approximately 5,000 square feet of additional space in the same location. Both lease agreements expire in May 2021.

Rent expense under operating leases amounted to $4.1 million, $3.7 million and $3.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. Future non‑cancelable commitments under these operating leases at December 31, 2015 were as follows:

Annual
Payments
(In thousands)
Years Ending December 31,
2016	$4,391
2017	4,938
2018	5,677
2019	6,465
2020	6,794
2021 and thereafter	9,822
Total minimum payments	$38,087

Contingencies

From time to time, the Company may be subject to various legal proceedings and claims arising in the ordinary course of business. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

accrual in its consolidated financial statements. An estimated loss contingency is accrued in the consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

Note 8. Capital Stock

Common Stock

As of December 31, 2015, the Company had 32,800,428 shares of common stock outstanding. Shares of common stock reserved for future issuance as of December 31, 2015 were as follows:

Number of
Shares
(In thousands)
Shares to be issued upon exercise of outstanding stock options and vesting of RSUs	4,318
Shares available for future stock option and RSU grants, settlement of employee stock purchase plan (ESPP) and restricted stock to be issued to outside directors in lieu of director fees	2,556
Shares of common stock reserved for future issuance	6,874

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

Note 9. Stock‑based Compensation

2005 Stock Incentive Plan

On September 8, 2005, the Board of Directors approved the 2005 Stock Incentive Plan (the “2005 Plan”), which was later approved by the Company’s stockholders. Pursuant to the 2005 Plan, stock options, restricted shares, stock units, including RSUs, and stock appreciation rights may be granted to employees, consultants, and outside directors of the Company. Options granted may be either incentive stock options or nonstatutory stock options. The Company initially reserved 5,000,000 shares of the Company’s common stock for issuance under the 2005 Plan, effective upon the closing of the Company’s initial public offering on October 4, 2005. On June 8, 2009, the Company’s stockholders approved an amendment to the 2005 Plan to increase the shares reserved for issuance under the 2005 Plan by 3,980,000 shares. The amended and restated plan also extends the term under which awards may be granted under the 2005 Plan until January 27, 2019. On June 11, 2015, the Company’s stockholders approved an amendment to the amended and restated 2005 Plan to increase the shares reserved for issuance under the 2005 Plan by 1,500,000 shares. As of December 31, 2015, options to purchase 2,000,000 shares of common stock were available for future grant under the 2005 Plan.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

Stock Option Activity

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

The following table summarizes option activity for the year ended December 31, 2015:

			Weighted-Average
	Outstanding Options		Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic
	Shares	Exercise Price	Life	Value
	(In thousands)	(In years)		(In thousands)
Balance at December 31, 2014	3,777	$22.10
Options granted	450	$30.38
Options exercised	(489)	$15.34
Options forfeited	(47)	$29.96
Options expired	(61)	$29.73
Balance at December 31, 2015	3,630	$23.80	5.1	$41,402
Exercisable at December 31, 2015	2,872	$22.06	4.1	$37,776
Vested and expected to vest at December 31, 2015	3,572	$23.69	5.0	$41,144

The total intrinsic value of stock options exercised during the years ended December 31, 2015, 2014 and 2013 was $6.6 million, $8.2 million and $13.5 million, respectively. The total fair value of stock options vested during the years ended December 31, 2015, 2014 and 2013 was $4.2 million, $6.0 million and $7.3 million, respectively.

Performance-Based Vesting Stock Options

In February 2015, the Company granted performance-based vesting stock options (“PV stock options”) to purchase 148,100 shares of common stock with weighted-average exercise price of $31.12. There were no PV stock options granted prior to 2015. The number of shares potentially issuable under PV stock options were subject to the attainment of pre-established, objective performance goals over a specified period. In addition, the awards had a service vesting criteria following the achievement of performance criteria through February 2019. As of December 31, 2015, the achievement of the performance criteria was estimated to be remote and all the PV stock options were cancelled.

The Company recognizes the fair value of these awards to the extent the achievement of the related performance criteria is estimated to be probable. If a performance criterion is subsequently determined to not be probable of achievement,

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

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

Restricted Stock Unit Activity

In 2011, the Compensation Committee of the Board of Directors revised the Company’s equity incentive guidelines. Under the revised guidelines, most employees receive grants of RSUs in lieu of stock options. Employees with titles of vice president and above are eligible to receive stock options and RSUs. The target percentages of equity grant value for employees with titles of vice president and above other than executive officers are 50% stock options and 50% RSUs, and the target percentages for executive officers are 75% stock options and 25% RSUs. The RSUs generally vest in three equal annual installments. As of April 2011, outside directors were given the option to elect to receive some or all of their retainers (other than retainers for serving as committee chair) in the form of fully‑vested restricted stock. Restricted shares, stock units and stock appreciation rights granted under the 2005 Plan are governed by agreements between the Company and recipients of the awards. Terms of the agreements are determined by the Compensation Committee.

A following table summarizes RSU activity for the year ended December 31, 2015:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
	(In thousands)
Balance at December 31, 2014	630	$29.65
RSUs granted	443	$30.65
RSUs vested	(308)	$29.78
RSUs cancelled	(83)	$30.17
Balance at December 31, 2015	682	$30.18

The weighted-average per share grant date fair values of RSUs granted were $30.65, $29.05 and $30.56 during the years ended December 31, 2015, 2014 and 2013, respectively.  The fair value of RSUs vested were $9.4 million, $9.1 million $6.9 million for the year ended December 31, 2015, 2014 and 2013, respectively.

Performance-Based Restricted Stock Unit Activity

Under the 2005 Plan, the Company grants performance-based restricted stock units (“PVRSUs”) which vest upon achievement of specified performance goals. The fair value of each PVRSU is estimated at the date of grant or when performance objectives are defined for the grants.

In March 2014, the Company approved awards of PVRSUs for certain senior officers under the 2005 Plan, as amended and restated by the Board of Directors on March 24, 2014. The awards were subject to approval of the amended and restated plan by the Company’s stockholders, which was approved at the June 2014 Annual Meeting. In order for the senior officers to be eligible to earn any of the PVRSUs, the Company must achieve certain corporate-level objectives. The amount potentially available under a PVRSU was subject to the attainment of pre-established, objective performance goals over a specified period. The PVRSUs vest based on achievement of three performance milestones, not to exceed 100% in the aggregate: a revenue milestone, weighted from 0% to 100%; a tests delivered milestone, weighted from 0% to 100%; and a reimbursement-related milestone, weighted from 0% to 33 1/3%. In addition, the awards also have a service vesting criteria following the achievement of performance criteria through February 2016. As of December 31, 2014, there were 13,533 PVRSUs outstanding with a grant date fair value of $368,000.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

In February 2015, the Company awarded 22,980 PVRSUs with a grant-date fair value of $715,000, or $31.12 per share. The amount potentially available under the PVRSU was subject to the attainment of a pre-established, objective performance goal over a specified period. In addition, the award had a service vesting criteria following the achievement of performance criteria through February 2018. As of December 31, 2015, the achievement of the performance criteria was estimated to be remote and the award was cancelled.

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

A following table summarizes PVRSU activity for the year ended December 31, 2015:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
	(In thousands)
Balance at December 31, 2014	14	$27.21
PVRSUs granted	23	$31.12
PVRSUs vested	(7)	$27.21
PVRSUs cancelled	(24)	$31.02
Balance at December 31, 2015	6	$27.21

The weighted-average per share grant date fair values of PVRSUs granted were $31.12 and $27.21 during the years ended December 31, 2015 and 2014, respectively.  The fair value of PVRSUs vested was $211,000 for the year ended December 31, 2015. There were no PVRSUs vested during 2014 and no PVRSUs granted prior to 2014.

Restricted Stock in Lieu of Directors’ Fees

Outside members of the Company’s Board of Directors may elect to receive fully‑vested restricted stock in lieu of cash compensation for services as a director. During the years ended December 31, 2015, 2014 and 2013, the Company issued 7,365, 8,209, and 7,769 shares of restricted stock, respectively, to outside directors, with vesting date fair values of $200,000, $230,000, and $230,000, respectively, and a weighted‑average grant date fair value of $27.10, $27.97, and $29.54 per share, respectively.

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

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

the last trading day preceding the offering date or the purchase date, whichever is less. The length of the purchase period applicable to U.S. employees and the purchase price may not be changed without the approval of the independent members of the Company’s Board of Directors.

A total of 1,250,000 shares of common stock have been reserved for issuance under the ESPP, of which 555,896 shares were available for issuance as of December 31, 2015. During 2015, 2014 and 2013, 203,842, 191,318 and 152,881 shares were issued under the ESPP, respectively.

As of December 31, 2015, there was $736,000 of unrecognized compensation expense related to the ESPP, which is expected to be recognized over a period of five months.

Employee Stock‑Based Compensation Expense

Stock-based compensation is recognized as expense over the requisite service periods in the consolidated statements of operations using the straight-line expense attribution approach for stock options and RSUs, and using a graded vesting expense attribution approach for PV stock options and PVRSUs. The Company recognized employee stock‑based compensation expense of $16.0 million, $16.5 million and $17.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. Employee stock‑based compensation expense was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Employee stock‑based compensation expense includes expense related to stock options granted to outside directors of the Company as well as stock purchased under the ESPP. The following table presents the impact of employee stock‑based compensation expense on selected statement of operations line items for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Cost of product revenues	$525	$497	$483
Research and development	4,228	4,143	4,486
Selling and marketing	4,526	4,822	4,756
General and administrative	6,726	7,076	7,732
Total	$16,005	$16,538	$17,457

As of December 31, 2015, unrecognized compensation expense related to unvested stock options, RSUs and PVRSUs, net of estimated forfeitures, were $6.7 million, $12.3 million and $12,000, respectively. The Company expects to recognize these expenses over a weighted‑average period of 2.4 years, 1.9 years, and 0.1 year, respectively. There was no unrecognized compensation expense related to unvested PV stock options.

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

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

zero as it has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future. The weighted‑average fair values and assumptions used in calculating such values during each fiscal year are as follows:

	Year Ended December 31,
	2015	2014	2013
Expected volatility:
Stock options	44%	44%	46%
ESPP	35%	37%	39%
Risk-free interest rate:
Stock options	1.66%	1.97%	1.40%
ESPP	0.10%	0.08%	0.11%
Expected life in years:
Stock options	5.94	6.61	6.64
ESPP	0.50	0.50	0.50
Weighted-average fair value:
Stock options	$13.37	$14.13	$14.11
ESPP	$6.99	$7.24	$7.82

Note 10. Segment Information

The Company operates in one business segment, which primarily focuses on the development and global commercialization of genomic‑based clinical laboratory services that analyze the underlying biology of cancer, allowing physicians and patients to make individualized treatment decisions. The Company’s Oncotype DX breast, colon and prostate cancer tests have similar economic and other characteristics, including the nature of the products and production processes, type of customers, distribution methods and regulatory environment. As of December 31, 2015, the majority of the Company’s product revenues have been derived from sales of one product, the Oncotype DX breast cancer test.

As of December 31, 2015, the majority of the Company’s tests have been delivered to physicians in the United States. All Oncotype DX tests are processed in the Company’s clinical reference laboratory facility in Redwood City, California. The following table summarizes total revenues from customers, payors and collaboration partners by geographic region (in thousands). Product revenues are attributed to countries based on ship‑to location. Contract revenues are attributed to countries based on the location of the collaboration partner.

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
United States	$246,008	$230,657	$223,662
Outside of the United States	41,450	45,049	37,933
Total revenues	$287,458	$275,706	$261,595

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

Note 11. Income Taxes

The components of the Company’s loss before income taxes were as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Domestic	$(34,276)	$(25,337)	$(13,294)
Foreign	(28)	1,138	883
Total loss before income taxes	$(34,304)	$(24,199)	$(12,411)

The components of the Company’s income tax expense (benefit) were as follows:

	Year Ended
	December 31,
	2015	2014	2013
	(In thousands)
Current expense (benefit):
Federal	$—	$—	$(22)
State	(15)	40	57
Foreign	566	353	311

Deferred tax expense (benefit):
Federal	(1,494)	—	—
State	(53)	—	—
Foreign	—	—	—
Total income tax expense (benefit)	$(996)	$393	$346

The income tax expense (benefit) differs from the amount computed by applying the statutory federal income tax rate as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Federal tax at statutory rate	$(12,006)	$(8,470)	$(4,344)
Stock-based compensation	782	789	1,149
Non-deductible meals and entertainment	558	531	507
Net operating losses not used	10,499	7,478	2,999
Tax benefit on available-for-sale securities	(1,494)	—	—
State tax, net of federal benefit	(63)	26	37
Other	728	39	(2)
Total income tax expense (benefit)	$(996)	$393	$346

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2015	2014
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$43,870	$35,060
Stock-based compensation	10,850	10,210
Research tax credits	15,220	12,500
Fixed assets	3,440	3,520
Capitalized costs	420	3,590
Other	8,080	6,890
Total deferred tax assets	81,880	71,770
Valuation allowance	(81,880)	(71,770)
Net deferred tax assets	$—	$—

Based on all available objective evidence, the Company believes that it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company recorded a valuation allowance against all of its net deferred tax assets for the years ended December 31, 2015 and 2014, respectively. The Company will continue to maintain a full valuation allowance on its net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. The net valuation allowance increased by $10.1 million, $9.9 million and $7.2 million during the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, the Company had federal and state net operating loss carryforwards of approximately $148.5 million and $127.2 million, respectively, and federal and state research and development tax credit carryforwards of approximately $10.7 million and $9.0 million, respectively. The federal net operating loss and federal tax credit carryforwards will expire at various dates beginning in 2022. The state net operating loss carryforwards begin to expire in 2016 if not utilized. The state tax credit carryforwards have no expiration date. None of the net operating loss and tax credit carryforwards are subject to the limitations imposed by Sections 382 and 383 of the Internal Revenue Code.

The Company tracks a portion of its deferred tax assets attributable to stock option benefits in a separate memorandum account. Therefore, these amounts are not included in the Company’s gross or net deferred tax assets. The benefit of these stock options will not be recorded in equity unless it reduces taxes payable. As of December 31, 2015, the portion of the federal and state net operating losses related to stock option benefits was approximately $30.7 million.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

The Company had $2.8 million, $1.6 million and $2.2 million of unrecognized tax benefits as of December 31, 2015, 2014 and 2013, respectively. The unrecognized tax benefits are primarily research tax credits for all years. The following table summarizes the activity related to unrecognized tax benefits:

	Year Ended
	December 31,
	2015	2014	2013
	(In thousands)
Balance at January 1	$1,600	$2,160	$875
Increase (decrease) related to prior year tax positions	927	(907)	74
Increase related to current year tax positions	320	347	1,211
Balance at December 31	$2,847	$1,600	$2,160

Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business. The Company does not anticipate a material change to its unrecognized tax benefits over the next twelve months that would affect the Company’s effective tax rate.

Accrued interest and penalties related to unrecognized tax benefits are recognized as part of the Company’s income tax provision in its consolidated statements of operations. For the year ended December 31, 2015, 2014 and 2013, the Company recognized $7,200, $6,400 and $5,700 in interest and penalties, respectively, related to unrecognized tax benefits.

The Company files federal, state and foreign income tax returns in many jurisdictions in the United States and abroad. The statute of limitations remain open for fiscal 2001 through 2015 in U.S. federal and state jurisdictions, and for fiscal 2010 through 2015 in foreign jurisdictions. Fiscal years outside the normal statute of limitations remain open to audit by tax authorities due to tax attributes generated in early years which have been carried forward and may be audited in subsequent years when utilized.

Note 12. Selected Quarterly Financial Data (Unaudited)

The following table contains selected unaudited consolidated statement of operations information for each of the fiscal quarters in 2015 and 2014. The Company believes that the following information reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Quarter Ended	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share data)
2015:
Total revenues	$68,152	$70,619	$73,554	$75,133
Product revenues	68,152	70,619	73,554	75,133
Cost of product revenues	12,762	13,033	13,718	14,269
Net loss	(9,493)	(9,237)	(11,843)	(2,735)
Basic and diluted net loss per common share	$(0.30)	$(0.29)	$(0.36)	$(0.08)
2014:
Total revenues	$67,002	$70,477	$69,101	$69,126
Product revenues	67,002	70,477	69,101	69,126
Cost of product revenues	12,055	12,207	11,979	12,501
Net income (loss)	(7,445)	(4,618)	(6,262)	(6,267)
Basic and diluted net loss per common share	$(0.24)	$(0.15)	$(0.20)	$(0.20)

The quarterly increases in product revenues during 2015 and 2014 were primarily attributable to increased adoption of the Oncotype DX breast and colon cancer tests by physicians, international expansion, increased revenues recorded on an accrual basis, and increased reimbursement for these tests by third‑party payors. The increase in cost of product revenues during

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2015

2015 and 2014 was primarily due to incremental costs related to test processing associated with the Oncotype DX prostate cancer test.  Per share amounts for the quarters and full year have been calculated separately. Accordingly, quarterly amounts may not add up to the annual amount because of differences in the weighted‑average common shares outstanding during each period, due primarily to the effect of the Company’s issuing shares of its common stock during the year.

For all of the quarters presented, basic and diluted net loss per common share were identical as potential common shares were excluded from the calculation because their effects were anti‑dilutive.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining internal control over our financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013 Framework). Based on the assessment using those criteria, our management concluded that, as of December 31, 2015, our internal control over financial reporting was effective. Our independent registered public accounting firm, Ernst & Young LLP, audited the effectiveness of our internal control over financial reporting. Their report appears below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Genomic Health, Inc.

We have audited Genomic Health, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Genomic Health, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Genomic Health, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Genomic Health, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 9, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

March 9, 2016

ITEM 9B.  Other Information.

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item with respect to directors is incorporated by reference from the information under the caption “Election of Directors” contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2016 Annual Meeting of Stockholders to be held on June 9, 2016, or Proxy Statement. Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

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

The following schedule is filed as part of this Form 10‑K:

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2015, 2014, and 2013.

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

3	(ii)	Amended and Restated Bylaws of the Company, as amended January 27, 2015 (incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8‑K filed on January 30, 2015).
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

Amended and Restated Genomic Health, Inc. 2005 Stock Incentive Plan (incorporated by reference to exhibit 10.1 filed with the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended June 30, 2015).

10.3.2	#

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

Exhibit No.		Description of Document

10.3.4	#

Form of Non U.S. Employee/Consultant Stock Option Agreement under the Company’s 2005 Stock Incentive Plan (incorporated by reference to exhibit 10.1 filed with the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended September 30, 2008).

10.4	#	Genomic Health, Inc. Employee Stock Purchase Plan (incorporated by reference to exhibit 10.1 filed with the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended June 30, 2011).
10.5	#	Genomic Health, Inc. Executive Cash Bonus Plan (incorporated by reference to exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014).
10.6	#

Genomic Health, Inc. Severance Plan For Executive Management (incorporated by reference to exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015)

10.7.1	†

PCR Patent License Agreement dated February 21, 2005 between the Company and Roche Molecular Systems, Inc. (incorporated by reference to exhibit 10.8 filed with Registration Statement on Form S‑1 (File No. 333‑126626), as amended, declared effective on September 28, 2005).

10.7.2	†

Amendment to PCR Patent License Agreement dated October 21, 2011 between the Company and Roche Molecular Systems, Inc. (incorporated by reference to exhibit 10.17 filed with the Company’s Annual Report on Form 10‑K for the year ended December 31, 2012).

10.8

Lease dated September 23, 2005 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.10 filed with Registration Statement on Form S‑1 (File No. 333‑126626), as amended, declared effective on September 28, 2005).

10.8.1

Second Amendment to Lease dated September 23, 2005 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.14 filed with the Company’s Annual Report on Form 10‑K for the year ended December 31, 2010).

10.8.2	*	Third Amendment to Lease dated September 23, 2005 between the Company and Metropolitan Life Insurance Company.
10.9

Lease dated January 4, 2007 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.8 filed with the Company’s Annual Report on Form 10‑K for the year ended December 31, 2006).

10.9.1

First Amendment to Lease dated January 4, 2007 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.13 filed with the Company’s Annual Report on Form 10‑K for the year ended December 31, 2010).

10.9.2	*	Second Amendment to Lease dated January 4, 2007 between the Company and Metropolitan Life Insurance Company.
10.10

Lease dated October 1, 2009 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.1 filed with the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended September 30, 2009).

10.10.1	*	First Amendment to Lease dated October 1, 2009 between the Company and Metropolitan Life Insurance Company.
10.11

Lease dated August 30, 2013 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.1 filed with the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended September 30, 2013).

10.11.1

First Amendment to Lease dated August 30, 2013 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.1 filed with the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended September 30, 2014).

10.11.2	*	Second Amendment to Lease dated August 30, 2013 between the Company and Metropolitan Life Insurance Company.
10.12	*	Lease dated November 11, 2015 between the Company and Metropolitan Life Insurance Company.
21.1	*	List of Subsidiaries.

Exhibit No.		Description of Document

23.1	*	Consent of Independent Registered Public Accounting Firm.
24.1	*	Power of Attorney (see page 102 of this Form 10‑K).
31.1	*	Rule 13a‑14(a) Certification of Chief Executive Officer.
31.2	*	Rule 13a‑14(a) Certification of the Chief Financial Officer.
32.1	**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes‑Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes‑Oxley Act of 2002 (18 U.S.C. Section 1350).
101

The following materials from Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL), includes: (i) Consolidated Balance Sheets at December 31, 2015 and 2014, (ii) Consolidated Statements of Income for the three years ended December 31, 2015, (iii) Consolidated Statements of Comprehensive Income for the three years ended December 31, 2015, (iv) Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2015, (v) Consolidated Statements of Cash Flows for the three years ended December 31, 2015, and (vi) Notes to Consolidated Financial Statements.

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

SCHEDULE II

GENOMIC HEALTH, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2015, 2014 and 2013

	Balance at			Balance at
	Beginning of			End of
	Period	Expenses	Deductions	Period
	(In thousands)
Allowance for Doubtful Accounts:
Year ended December 31, 2015	$3,628	$5,542	$5,182	$3,988
Year ended December 31, 2014	$1,907	$7,104	$5,383	$3,628
Year ended December 31, 2013	$1,133	$6,169	$5,395	$1,907

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENOMIC HEALTH, INC.

By:	/s/ Kimberly J. Popovits Kimberly J. Popovits President and Chief Executive Officer (Principal Executive Officer)

Date: March 9, 2016

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

Signature	Title	Date

/s/ Kimberly J. Popovits Kimberly J. Popovits	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 9, 2016

/s/ G. Bradley Cole G. Bradley Cole	Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2016

/s/ Felix J. Baker Felix J. Baker	Director	March 9, 2016

/s/ Julian C. Baker Julian C. Baker	Director	March 9, 2016

/s/ Fred E. Cohen, M.D., D. Phil. Fred E. Cohen, M.D., D. Phil.	Director	March 9, 2016

/s/ Henry J. Fuchs, M.D. Henry J. Fuchs, M.D.	Director	March 9, 2016

/s/ Ginger L. Graham Ginger L. Graham	Director	March 9, 2016

/s/ Randall S. Livingston Randall S. Livingston	Director	March 9, 2016

EXHIBIT INDEX

Exhibit No.		Description of Document

3	(i)

Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit 3.3 filed with Registration Statement on Form S‑1 (File No. 333‑126626), as amended, declared effective on September 28, 2005).

3	(ii)	Amended and Restated Bylaws of the Company, as amended January 27, 2015 (incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8‑K filed on January 30, 2015).
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

Amended and Restated Genomic Health, Inc. 2005 Stock Incentive Plan (incorporated by reference to exhibit 10.1 filed with the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended June 30, 2015).

10.3.2	#

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

10.4	#	Genomic Health, Inc. Employee Stock Purchase Plan (incorporated by reference to exhibit 10.1 filed with the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended June 30, 2011).
10.5	#	Genomic Health, Inc. Executive Cash Bonus Plan (incorporated by reference to exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014).
10.6	#

Genomic Health, Inc. Severance Plan For Executive Management (incorporated by reference to exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015)

10.7.1	†

PCR Patent License Agreement dated February 21, 2005 between the Company and Roche Molecular Systems, Inc. (incorporated by reference to exhibit 10.8 filed with Registration Statement on Form S‑1 (File No. 333‑126626), as amended, declared effective on September 28, 2005).

10.7.2	†

Amendment to PCR Patent License Agreement dated October 21, 2011 between the Company and Roche Molecular Systems, Inc. (incorporated by reference to exhibit 10.17 filed with the Company’s Annual Report on Form 10‑K for the year ended December 31, 2012).

10.8

Lease dated September 23, 2005 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.10 filed with Registration Statement on Form S‑1 (File No. 333‑126626), as amended, declared effective on September 28, 2005).

10.8.1

Second Amendment to Lease dated September 23, 2005 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.14 filed with the Company’s Annual Report on Form 10‑K for the year ended December 31, 2010).

10.8.2	*	Third Amendment to Lease dated September 23, 2005 between the Company and Metropolitan Life Insurance Company.

Exhibit No.		Description of Document

10.9

Lease dated January 4, 2007 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.8 filed with the Company’s Annual Report on Form 10‑K for the year ended December 31, 2006).

10.9.1

First Amendment to Lease dated January 4, 2007 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.13 filed with the Company’s Annual Report on Form 10‑K for the year ended December 31, 2010).

10.9.2	*	Second Amendment to Lease dated January 4, 2007 between the Company and Metropolitan Life Insurance Company.
10.10

Lease dated October 1, 2009 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.1 filed with the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended September 30, 2009).

10.10.1	*	First Amendment to Lease dated October 1, 2009 between the Company and Metropolitan Life Insurance Company.
10.11

Lease dated August 30, 2013 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.1 filed with the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended September 30, 2013).

10.11.1

First Amendment to Lease dated August 30, 2013 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.1 filed with the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended September 30, 2014).

10.11.2	*	Second Amendment to Lease dated August 30, 2013 between the Company and Metropolitan Life Insurance Company.
10.12	*	Lease dated November 11, 2015 between the Company and Metropolitan Life Insurance Company.
21.1	*	List of Subsidiaries.
23.1	*	Consent of Independent Registered Public Accounting firm.
24.1	*	Power of Attorney (see page 102 of this Form 10‑K).
31.1	*	Rule 13a‑14(a) Certification of Chief Executive Officer.
31.2	*	Rule 13a‑14(a) Certification of the Chief Financial Officer.
32.1	**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes‑Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes‑Oxley Act of 2002 (18 U.S.C. Section 1350).
101

The following materials from Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL), includes: (i) Consolidated Balance Sheets at December 31, 2015 and 2014, (ii) Consolidated Statements of Income for the three years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2015, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the three years ended December 31, 2015, 2014, and 2013, and (vi) Notes to Consolidated Financial Statements.

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