Form 10-Q
period 2016-03-31
GENOMIC HEALTH INC
filed 2016-05-09
CIK 1131324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 33,015,163 as of April 30, 2016.

GENOMIC HEALTH, INC.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

GENOMIC HEALTH, INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$30,705	$32,533
Short-term marketable securities	55,671	62,410
Accounts receivable (net of allowance for doubtful accounts; 2016—$3,996, 2015—$3,988)	38,829	37,164
Prepaid expenses and other current assets	11,352	10,843
Total current assets	136,557	142,950
Property and equipment, net	39,311	39,746
Other assets	1,853	1,921
Total assets	$177,721	$184,617
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,702	$8,585
Accrued compensation and employee benefits	20,058	22,239
Accrued license fees	2,495	2,287
Accrued expenses and other current liabilities	9,599	8,922
Deferred revenues	374	431
Other current liabilities	208	208
Total current liabilities	37,436	42,672

Other liabilities	2,874	2,410
Commitments and contingencies
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	397,337	395,059
Accumulated other comprehensive income	4,701	2,752
Accumulated deficit	(234,520)	(228,169)
Treasury stock, at cost	(30,110)	(30,110)
Total stockholders’ equity	137,411	139,535
Total liabilities and stockholders’ equity	$177,721	$184,617

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Product revenues	$80,894	$68,152
Operating expenses:
Cost of product revenues	15,800	12,762
Research and development	15,963	19,118
Selling and marketing	39,500	35,352
General and administrative	18,438	15,589
Total operating expenses	89,701	82,821
Loss from operations	(8,807)	(14,669)
Interest income	78	54
Gain on sale of equity securities	1,333	—
Other income (expense), net	87	(374)
Loss before income taxes	(7,309)	(14,989)
Income tax benefit	(958)	(5,496)
Net loss	$(6,351)	$(9,493)
Basic and diluted net loss per share	$(0.19)	$(0.30)
Shares used in computing basic and diluted net loss per share	32,900	32,055

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net loss	$(6,351)	$(9,493)
Other comprehensive income (loss):
Unrealized gain on available-for-sale marketable securities, net of tax of $1,358 and $5,626, respectively	2,391	17,530
Reclassification adjustment for net gain on sale of equity securities included in net loss	(442)	—
Comprehensive income (loss)	$(4,402)	$8,037

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Operating activities
Net loss	$(6,351)	$(9,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,179	1,728
Employee stock-based compensation	4,542	4,176
Write-off of previously capitalized software costs	—	87
Impairment of assets held for sale and long-lived assets	56	—
Gain on disposal of property and equipment	—	(19)
Outside director restricted stock awarded in lieu of fees	50	50
Gain on sale of equity securities	(1,333)	—
Deferred tax benefit from unrealized gain on available-for-sale marketable securities	(1,358)	(5,626)
Changes in assets and liabilities:
Accounts receivable	(1,665)	(63)
Prepaid expenses and other assets	(480)	(2,252)
Accounts payable	(2,441)	239
Accrued compensation and employee benefits	(2,181)	(1,320)
Accrued expenses and other liabilities	3,690	5,283
Deferred revenues	(57)	(67)
Net cash used in operating activities	(5,349)	(7,277)
Investing activities
Purchases of property and equipment	(5,311)	(4,369)
Purchases of marketable securities	(12,207)	(31,274)
Maturities of marketable securities	19,757	37,180
Proceeds from sales of marketable securities	3,579	—
Net cash provided by investing activities	5,818	1,537
Financing activities
Net proceeds from issuance of common stock under stock plans	632	2,379
Withholding taxes related to restricted stock units net share settlement	(2,929)	(3,427)
Net cash used in financing activities	(2,297)	(1,048)
Net decrease in cash and cash equivalents	(1,828)	(6,788)
Cash and cash equivalents at the beginning of period	32,533	29,726
Cash and cash equivalents at the end of period	$30,705	$22,938
Non-cash investing and financing activities
Accrued purchase of property and equipment	$291	$2,501
Change in fair value of equity investment	$3,787	$23,145

See accompanying notes.

GENOMIC HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. The Company had two wholly-owned subsidiaries at March 31, 2016: Genomic Health International Holdings, LLC, which was established in Delaware in 2010 and supports the Company’s international sales and marketing efforts; and Oncotype Laboratories, Inc., which was established in 2012, and is inactive. Genomic Health International Holdings, LLC has 10 wholly-owned subsidiaries. The functional currency for the Company’s wholly-owned subsidiaries incorporated outside the United States is the U.S. dollar. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation and Use of Estimates

The accompanying interim period condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated balance sheet as of March 31, 2016, condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2016 and 2015, and condensed consolidated statements of cash flows for the three months ended March 31, 2016 and 2015 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2015 has been derived from audited financial statements, but it does not include certain information and notes required by GAAP for complete consolidated financial statements.

The preparation of financial statements in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures in the Company’s condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

The accompanying interim period condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

From time to time, the Company receives requests for refunds of payments, generally due to overpayments made by third-party payors. Upon becoming aware of a refund request, the Company establishes an accrued liability for tests covered by the refund request until such time as the Company determines whether or not a refund is due. Accrued refunds were $501,000 and $609,000 at March 31, 2016 and December 31, 2015, respectively, and are included in accrued expenses and other current liabilities.

Advance payments received in excess of revenues recognized are classified as deferred revenue until such time as the revenue recognition criteria have been met.

Allowance for Doubtful Accounts

The Company accrues an allowance for doubtful accounts against its accounts receivable based on estimates consistent with historical payment experience. Bad debt expense is included in general and administrative expense on the Company’s condensed consolidated statements of operations. Accounts receivable are written off against the allowance when the appeals process is exhausted, when an unfavorable coverage decision is received or when there is other substantive evidence that the account will not be paid. The Company’s allowance for doubtful accounts as of both March 31, 2016 and December 31, 2015 was $4.0 million. Write-offs for doubtful accounts of $2.4 million and $1.0 million were recorded against the allowance during the three months ended March 31, 2016 and 2015, respectively. Bad debt expense was $2.3 million and $1.0 million for the three months ended March 31, 2016 and 2015, respectively.

Marketable Securities

The Company invests in marketable securities, primarily money market funds, obligations of U.S. Government agencies and government sponsored entities, corporate bonds, commercial paper and equity securities. The Company considers all investments with a maturity date of less than one year as of the balance sheet date to be short term investments. Those investments with a maturity date greater than one year as of the balance sheet date are considered to be long term investments.

During the three months ended March 31, 2016, the Company sold 357,883 shares of the common stock of Invitae Corporation for net proceeds of $3.6 million at a cost of $6.28 per share, resulting in a realized gain of $1.3 million. The carrying value of the remaining investment was $11.6 million at March 31, 2016. This investment, which is accounted for under the cost method, is valued at $18.9 million at March 31, 2016. Unrealized gains or losses resulting from changes in the fair value of this investment will be recorded in other comprehensive income until the securities are sold. During the three months ended March 31, 2016, $442,000 of unrealized gain, net of tax of $251,000, related to the shares sold was reclassified out of accumulated other comprehensive income into earnings. These securities are subject to the resale limitations of Rule 144 under the Securities Act of 1933.

As of March 31, 2016 and December 31, 2015, respectively, all investments in marketable securities were classified as available for sale. The Company does not intend to sell these securities and management believes it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost basis. These securities are carried at estimated fair value with unrealized gains and losses included in stockholders’ equity.

Realized gains and losses and declines in value, if any, judged to be other than temporary on available for sale securities are reported in other income or expense. When securities are sold, any associated unrealized gain or loss initially recorded as a separate component of stockholders’ equity is reclassified out of accumulated other comprehensive income on a specific identification basis and recorded in earnings for the period. The cost of securities sold is determined using specific identification.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” to provide guidance on revenue recognition. This ASU requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. In March and April 2016, the FASB issued final amendments to clarify the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting for licenses of intellectual property. The Company is continuing to evaluate its method of adoption and the impact this ASU will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-2, “Leases.” This ASU is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. This ASU is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees' maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. The Company is currently assessing how the adoption of this standard will impact its consolidated financial statements and related disclosures.

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

Options to purchase 659,000 shares of the Company’s common stock and 141,000 RSUs were outstanding during the three months ended March 31, 2016, but were not included in the computation of diluted net loss per share because their effect is anti-dilutive.  Options to purchase 1.1 million shares of the Company’s common and 172,000 RSUs were outstanding during the three months ended March 31, 2015, but were not included in the computation of diluted net loss per share because their effect is anti-dilutive.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis at either March 31, 2016 or December 31, 2015. The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015 by level within the fair value hierarchy:

	Actively Quoted	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance at
	Assets	Inputs	Inputs	March 31,
	Level 1	Level 2	Level 3	2016
	(In thousands)
As of March 31, 2016:
Assets
Money market deposits	$10,445	$—	$—	$10,445
Commercial paper	—	29,724	—	29,724
Corporate debt securities	—	7,022	—	7,022
Corporate equity securities	—	18,925	—	18,925
Total	$10,445	$55,671	$—	$66,116

	Actively Quoted	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance at
	Assets	Inputs	Inputs	December 31,
	Level 1	Level 2	Level 3	2015
	(In thousands)
As of December 31, 2015:
Assets
Money market deposits	$13,928	$—	$—	$13,928
Commercial paper	—	29,224	—	29,224
Corporate debt securities	—	22,359	—	22,359
Corporate equity securities	—	18,126	—	18,126
Total	$13,928	$69,709	$—	$83,637

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

All of the Company’s marketable securities are classified as available-for-sale. The following tables illustrate the Company’s available-for-sale marketable securities as of the dates indicated:

	March 31, 2016
	Cost or	Gross	Gross	Total
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Commercial paper	$29,683	$41	$—	$29,724
Corporate debt securities	7,021	1	—	7,022
Corporate equity securities	11,611	7,314	—	18,925
Total	$48,315	$7,356	$—	$55,671

	December 31, 2015
	Cost or	Gross	Gross	Total
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Commercial paper	$23,684	$41	$—	$23,725
Corporate debt securities	20,569	—	(10)	20,559
Corporate equity securities	13,857	4,269	—	18,126
Total	$58,110	$4,310	$(10)	$62,410

The Company had realized gains of $1.3 million on available-for-sale marketable securities for the three months ended March 31, 2016.  The Company had no realized gains or losses on available-for-sale marketable securities for the three months ended March 31, 2015.

All of the Company’s available-for-sale marketable securities had contractual maturities of one year or less as of March 31, 2016 and December 31, 2015.

Note 4. Collaboration and Commercial Technology Licensing Agreements

The Company has entered into a variety of collaboration and specimen transfer agreements relating to its development efforts. The Company recorded collaboration expenses of $938,000 and $7.1 million for the three months ended March 31, 2016 and 2015, respectively, relating to services provided in connection with these agreements. In addition to these expenses, some of the agreements contain provisions for royalties from inventions resulting from the collaborations. The $7.1 million of collaboration expense of the three months ended March 31, 2015 includes a one-time $5.5 million expense for the wind-down of a license agreement and development program as described below. The Company has specified options and rights relating to joint inventions arising out of the collaborations.

The Company is a party to various agreements under which it licenses technology on a non-exclusive basis in the field of human diagnostics. Access to these licenses enables the Company to process its Oncotype DX tests. While certain agreements contain provisions for fixed annual payments, license fees are generally calculated as a percentage of product revenues, with rates that vary by agreement and may be tiered, and payments that may be capped at annual minimum or maximum amounts. The Company recognized costs recorded under these agreements totaling $2.5 million and $2.2 million for the three months ended March 31, 2016 and 2015, respectively.

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

The Company is required to make a series of fixed annual payments under a collaboration agreement beginning with the one year anniversary of achieving a key milestone for the Company’s DCIS clinical study in June 2014. As of March 31, 2016, future annual payments include payments of $604,000, and $504,000 in 2016 and 2017, respectively.

Note 5. Commitments and Contingencies

Lease Obligations

The Company has entered into non-cancellable operating leases for laboratory and office facilities. Rental expense under operating lease agreements was $1.3 million and $956,000 for the three months ended March 31, 2016 and 2015, respectively.

Future non‑cancelable commitments under these operating leases at March 31, 2016 were as follows:

Annual
Payments
(In thousands)
Years Ending December 31,
2016 (remainder of year)	$3,560
2017	5,221
2018	5,960
2019	6,748
2020	7,077
2021 and thereafter	9,940
Total minimum payments	$38,506

Contingencies

From time to time, the Company may be subject to various legal proceedings and claims arising in the ordinary course of business. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its consolidated financial statements. An estimated loss contingency is accrued in the consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

Note 6. Stock-Based Compensation

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

Stock Options

A summary of the stock option activity under the Company’s 2005 Plan for the three months ended March 31, 2016 is as follows:

	Outstanding Options
	Number of	Weighted-Average
	Shares	Exercise Price
	(In thousands)
Balance at December 31, 2015	3,630	$23.80
Options granted	583	$27.00
Options exercised	(36)	$17.72
Options forfeited	(11)	$29.94
Options expired	(3)	$20.64
Balance at March 31, 2016	4,163	$24.29
Exercisable at March 31, 2016	3,023	$22.66
Vested and expected to vest at March 31, 2016	4,033	$24.16

Restricted Stock Units

A summary of the RSU activity under the Company’s 2005 Plan for the three months ended March 31, 2016 is as follows:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
	(In thousands)
Balance at December 31, 2015	682	$30.18
RSUs granted	526	$27.55
RSUs vested	(266)	$30.31
RSUs cancelled	(17)	$30.18
Balance at March 31, 2016	925	$28.65

Performance-Based Vesting Restricted Stock Units

A summary of the performance-based restricted stock unit (“PVRSU”) activity under the Company’s 2005 Plan for the three months ended March 31, 2016 is as follows:

Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
(In thousands)
Balance at December 31, 2015	6	$27.21
PVRSUs granted	—	$—
PVRSUs vested	(6)	$27.21
PVRSUs cancelled	—	$—
Balance at March 31, 2016	—	$—

Restricted Stock in Lieu of Directors’ Fees

Outside members of the Company’s Board of Directors may elect to receive fully-vested restricted stock in lieu of cash compensation for services as a director. During the three months ended March 31, 2016, the Company issued 1,420 shares of restricted stock to outside directors, with a grant date fair value of $50,000 and a weighted-average grant date fair value of $35.20 per share.

Employee Stock Purchase Plan

A total of 1,250,000 shares of common stock have been reserved for issuance under the Employee Stock Purchase Plan (“ESPP”), of which 555,896 shares were available for issuance as of March 31, 2016. Shares are issued twice yearly at the end of each offering period. There were no shares issued during the three months ended March 31, 2016 or 2015. As of March 31, 2016, there was $294,000 of unrecognized compensation expense related to the ESPP, which is expected to be recognized over a period of two months.

Employee Stock-Based Compensation Expense

Share-based compensation expense recognized and included in the condensed consolidated statements of operations and comprehensive income (loss) was allocated as follows:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Cost of product revenues	$160	$135
Research and development	1,253	1,041
Selling and marketing	1,438	1,081
General and administrative	1,691	1,919
Total	$4,542	$4,176

Note 7. Segment Information

The Company operates in one business segment, which primarily focuses on the development and global commercialization of genomic based clinical laboratory services that analyze the underlying biology of cancer, allowing physicians and patients to make individualized treatment decisions. As of March 31, 2016, the majority of the Company’s product revenues have been derived from sales of one product, the Oncotype DX breast cancer test.

The following table summarizes total revenue from customers by geographic region. Product revenues are attributed to countries based on ship-to location.

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
United States	$70,495	$57,717
Outside of the United States	10,399	10,435
Total revenues	$80,894	$68,152

Note 8. Income Taxes

The Company recognized income tax benefit of $1.0 million and $5.5 million for the three months ended March 31, 2016 and 2015, respectively, which was computed using the “discrete” (or “cut-off”) method. The income tax benefit for the three months ended March 31, 2016 and March 31, 2015 is principally comprised of a deferred tax benefit generated by the unrealized gain recognized during the quarter on available-for-sale marketable securities, which are included in other comprehensive income. The intraperiod tax allocation rules limit the amount of benefit recognized to the lesser of year-to-date pre-tax loss or year-to-date unrealized gain recognized on available-for-sale marketable securities included in other comprehensive income. Therefore, the tax benefit will change accordingly in subsequent periods.

For the three months ended March 31, 2016, the deferred tax benefit of $1.0 million is comprised of a $1.3 million deferred tax benefit for unrealized gains for securities that have not been sold net of a pro-rata reversal of a deferred tax benefit of $251,000 recorded in the prior year from the partial sale of these securities during the current period.  The deferred tax benefit in the period was further reduced by $149,000 of miscellaneous state income tax and foreign income tax expense as determined for the three month period. The deferred tax benefit of $5.6 million recorded in the three months ended March 31, 2015 was offset by $130,000 of miscellaneous state income tax and foreign income tax expenses.

Based on all available objective evidence, the Company believes that it is still more likely than not that its net deferred tax assets will not be fully realized. Accordingly, the Company maintains a valuation allowance against all of its net deferred tax assets as of each of March 31, 2016 and December 31, 2015. The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

The Company had $2.9 million and $2.8 million of unrecognized tax benefits at March 31, 2016 and December 31, 2015, respectively. The Company does not anticipate a material change to its unrecognized tax benefits over the next 12 months that would affect its effective tax rate. Unrecognized tax benefits may change during the next 12 months for items that arise in the ordinary course of business.

Accrued interest and penalties related to unrecognized tax benefits are recognized as part of the Company’s income tax provision in its condensed consolidated statements of operations. The statute of limitations remain open for the years 2001 through 2016 in U.S. federal and state jurisdictions, and for the years 2010 through 2016 in foreign jurisdictions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about the factors that may impact our financial results; our ability to achieve sustained profitability; our business strategy and our ability to achieve our strategic goals; our expectations regarding product revenues and the sources of those revenues; the amount of future revenues that we may derive from Medicare patients or categories of patients; our belief that we may become more dependent on Medicare reimbursement in the future; our plans to pursue reimbursement on a case-by-case basis; our ability, and expectations as to the amount of time it will take, to achieve reimbursement from third-party payors and government insurance programs for new indications of tests, new tests or in new markets; the potential impact of changes in reimbursement levels for our tests; our expectations regarding our international expansion and opportunities; our expectations for reimbursement in international markets; the potential effects of foreign currency exchange rate fluctuations; our beliefs with respect to the benefits and attributes of our tests or tests we may seek to develop in the future; the factors we believe drive demand for our tests and our ability to sustain or increase such demand; plans for, and the timeframe for the development or commercial launch of, future tests or enhancements to address different patient populations of breast, colon or prostate cancer, other types of cancer or specific cancer treatments; our ability to compete with new or existing market participants; the factors that we believe will drive reimbursement and the establishment of coverage policies; the capacity of our clinical reference laboratory to process tests and our expectations regarding capacity; our dependence on collaborative relationships to develop tests and the success of those relationships; whether any tests will result from our collaborations or license agreements; the applicability of clinical results to actual outcomes; our estimates and assumptions with respect to disease incidence and potential market opportunities; the occurrence, timing, outcome or success of clinical trials or studies; our expectations regarding timing of the announcement or publication of research results; the benefits of our technology platform; the economic benefits of our tests to the healthcare system; the ability of our tests to impact treatment decisions; our beliefs regarding our competitive position; our expectations regarding new and future technologies, including non-invasive test technology, and their potential benefits; our beliefs regarding the benefits of genomic analysis in various patient populations; our expectations regarding clinical development processes future tests may follow; our expectation regarding out future research and development, general and administrative and sales and marketing expenses and our anticipated uses of those funds; our expectations regarding capital expenditures; our ability to comply with the requirements of being a public company; our expectations regarding future levels of bad debt expense and billing and collections fees; our ability to attract and retain experienced personnel; the adequacy of our product liability insurance; our anticipated cash needs and our estimates regarding our capital requirements; our need for additional financing; our expected future sources of cash; our compliance with federal, state and foreign regulatory requirements; the potential impact resulting from the regulation of our tests by the U.S. Food and Drug Administration, or FDA, and other similar non-U.S. regulators; our belief that our tests are properly regulated under the Clinical Laboratory Improvement Amendments of 1988, or CLIA; the impact of new or changing policies, regulation or legislation, or of judicial decisions, on our business and reimbursement for our tests; the impact of seasonal fluctuations and economic conditions on our business; our belief that we have taken reasonable steps to protect our intellectual property; the impact of changing interest rates; our beliefs regarding our unrecognized tax benefits or our valuation allowance; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; the impact of the economy on our business, patients and payors; and anticipated trends and challenges in our business and the markets in which we operate.

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

In this report, all references to “Genomic Health,” “we,” “us,” or “our” mean Genomic Health, Inc.

Genomic Health, the Genomic Health logo, Oncotype, Oncotype DX, Recurrence Score, DCIS Score, Oncotype SEQ, Oncotype IQ, Oncotype TRACK and Genomic Intelligence Platform are trademarks or registered trademarks of Genomic Health, Inc. We also refer to trademarks of other corporations and organizations in this report.

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

In January 2004, we launched our first Oncotype DX test, which is used to predict the likelihood of cancer recurrence and the likelihood of chemotherapy benefit in early stage invasive breast cancer patients. In January 2010, we launched our second Oncotype DX test, the first multigene expression test developed to assess risk of recurrence in stage II colon cancer patients. In late December 2011, we made Oncotype DX available for patients with DCIS, a pre-invasive form of breast cancer. In June 2012, we extended our offering of the Oncotype DX colon cancer test to patients with stage III disease treated with oxaliplatin-containing adjuvant therapy. In May 2013, we launched our Oncotype DX prostate cancer test, which is used to predict disease aggressiveness in men with low risk disease. As of April 30, 2016, the list price of our Oncotype DX breast cancer tests in the United States was $4,620, the list price of our Oncotype DX colon cancer test was $4,420 and the list price of our Oncotype DX prostate cancer test was $4,520. The substantial majority of our historical revenues have been derived from the sale of Oncotype DX breast cancer tests ordered by physicians in the United States.

For the three months ended March 31, 2016, more than 29,510 Oncotype DX test reports were delivered for use in treatment planning, compared to more than 25,430 test reports delivered for the same period in 2015. All of our tests are conducted at our clinical reference laboratory in Redwood City, California. Our clinical reference laboratory processing capacity is currently approximately 120,000 tests annually, and has significant expansion capacity with incremental increases in laboratory personnel and equipment. The Oncotype DX breast, colon, and prostate cancer tests analyze different genes. However, all of the tests are based on a similar Oncotype DX reverse transcription polymerase chain reaction, or RT-PCR platform. We believe that we currently have sufficient capacity to process current demand for our tests.

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

The majority of our international Oncotype DX breast and colon cancer test revenues come from direct payor reimbursement, payments from our distributors, patient self-pay, and clinical collaborations in various countries. We have obtained some coverage, which varies substantially from country to country, for our breast cancer test outside of the United States, including in Argentina, Canada, the Czech Republic, Germany, Greece, Hungary, Ireland, Israel, Saudi Arabia, Spain, Switzerland and the United Kingdom. In September 2013, we announced that the National Institute for Health and Care Excellence, or NICE, in the United Kingdom issued its final guidance recommending Oncotype DX as the only multi-gene breast cancer test for use in clinical practice to guide chemotherapy treatment decisions for certain patients. We have established reimbursement with NHS England following NICE’s recommendation for our breast cancer test, similar to our contracting process with U.S. insurers, and in April 2015, we began experiencing an increase in test orders from the United Kingdom. We are in the process of completing contractual arrangements with more than 100 NHS England trusts, which is necessary to receive payment from a trust and recognize revenue on our test. We began to receive payments from NHS England trusts with whom we have completed contractual arrangements. In April 2014, we announced that the Gynecologic Oncology Working Group (AGO) in Germany updated their guidelines to recommend Oncotype DX as the only multi-gene breast cancer test with the highest 1A level of evidence.  The AGO guidelines also reconfirmed Oncotype DX as the only multi-gene expression test validated to provide predictive information on the likelihood of chemotherapy benefit in early-stage, hormone receptor-positive invasive breast cancer. We expect that it will take several years to establish broad coverage and reimbursement for our Oncotype DX breast, colon and prostate cancer tests with payors in countries outside of the United States and there can be no assurance that our efforts will be successful.

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

In August 2015, Palmetto issued its final local coverage determination, or LCD, approving nationwide coverage of our prostate cancer test for qualified male Medicare patients with low and very low risk disease, as defined by the  National Comprehensive Cancer Network guidelines, throughout the United States. The LCD includes specific requirements for certification and training of physicians who order the test and requirements for collection and reporting of specific data elements related to the use of our test and patient outcomes. Effective October 2015, Palmetto initiated reimbursement of the Oncotype DX prostate cancer test. Other than Medicare coverage, we have obtained limited reimbursement coverage from third‑party payors for our Oncotype DX prostate cancer test. As a new test, our prostate cancer test may be considered investigational by payors and therefore may not be covered under their reimbursement policies. Consequently, we intend to pursue case‑by‑case reimbursement and expect that this test will continue to be reviewed on this basis until policy decisions have been made by individual payors. We plan to work with public and private payors and health plans to secure coverage for our Oncotype DX prostate cancer test based upon clinical evidence demonstrating the utility of the test. We believe it may take several years to achieve reimbursement with a majority of third‑party payors for our prostate cancer test. However, we cannot predict whether, or under what circumstances, payors will reimburse for this test. We plan to hire additional commercial, scientific, technical and other personnel to support this process.

Product Development Opportunities

In addition to developing products to address new cancer areas, we continually look to expand the clinical utility and addressable patient populations for our existing tests. These developments efforts may lead to a variety of possible new products covering various treatment decisions, including risk assessment, screening and prevention, early disease diagnosis, adjuvant and/or neoadjuvant disease treatment, metastatic disease treatment selection and patient monitoring.

Pipeline Products- Oncotype SEQ and Oncotype TRACK

Potential new products may address a variety of specific clinical needs by leveraging one or multiple technological capabilities including our next-generation sequencing, or NGS, capabilities. Additionally, we believe potential new products, such as Oncotype SEQ, can be implemented in the form of non‑invasive tests performed on blood or urine.

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

As of the date of this report, we have not experienced a loss of principal on any of our short-term marketable securities, and we expect that we will continue to be able to access or liquidate these investments as needed to support our business activities. We periodically monitor the financial position of our significant third-party payors, which include Medicare and managed care companies. As of the date of this report, we do not expect the current economic environment to have a material negative impact on our ability to collect payments from third-party payors in the foreseeable future. We believe the economic environment and changes in the healthcare system continued to impact product payment cycles, growth in tests delivered and product revenue generated during the three months ended March 31, 2016. We intend to continue to assess the impact of the economic environment on our business activities. If the economic environment does not improve or deteriorates, our business including our patient population, government and third-party payors and our distributors and suppliers could be negatively affected, resulting in a negative impact on our product revenues.

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

In addition, the Protecting Access to Medicare Act of 2014, or PAMA includes a substantial new payment system for certain clinical laboratory tests that is scheduled to be effective starting in 2017. Under PAMA, laboratories that receive the majority of their Medicare revenues from payments made under the Clinical Laboratory Fee Schedule, or CLFS, or the Physician Fee Schedule will be required to report their private payor payment rates and volumes annually for their advanced diagnostic laboratory tests. The Centers for Medicare and Medicaid Services, or CMS, will use the rates and volumes reported by laboratories to develop Medicare payment rates for the tests equal to the volume-weighted median of the private payor payment rates for the tests.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, management evaluates its significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates. Estimates are assessed each period and updated to reflect current information. A summary of our critical accounting policies is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our critical accounting policies during the quarter ended March 31, 2016.

Results of Operations

Three months Ended March 31, 2016 and 2015

We recognized a net loss of $6.4 million for the three months ended March 31, 2016 compared to a net loss of $9.5 million for the three months ended March 31, 2015. On a basic and diluted per share basis, net loss per share was $0.19 for the three months ended March 31, 2016 compared to net loss per share of $0.30 for the three months ended March 31, 2015. We may incur net losses in future periods due to future spending and fluctuations in our business, and we may not achieve or maintain sustained profitability in the future.

Revenues

We derive our revenues primarily from product sales and, in some periods, from contract research arrangements. We operate in one industry segment. As of March 31, 2016, the substantial majority of our product revenues have been derived from the sale of our Oncotype DX breast cancer test. Payors are billed upon generation and delivery of test results to the physician. Product revenues are recorded on a cash basis unless a contract or arrangement to pay is in place with the payor at the time of billing and collectability is reasonably assured.

	For the Three Months Ended
	March 31,
	2016	2015
Product revenues	$80,894	$68,152
Period over period dollar increase in product revenues	$12,742
Period over period percentage increase in product revenues	19%

The period over period increase in product revenues resulted, in part, from increased adoption. Test volume increased by 16% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Of the growth in test volume, approximately 15% was from breast cancer tests delivered worldwide. The revenue increase exceeded the increase in test volume primarily due to a 27% increase in cash revenue for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

International product revenues were $10.4 million or 13% and $10.4 million or 15% of product revenues for the three months ended March 31, 2016 and 2015, respectively.

Approximately $59.3 million, or 73%, of product revenues for the three months ended March 31, 2016 were recorded on an accrual basis and recognized at the time the test results were delivered, compared to $51.1 million, or 75%, of product revenues for the three months ended March 31, 2015. For both periods, the balance of product revenues was recognized upon cash collection as payments were received. The timing of recognition of revenues related to third-party payments may cause fluctuations in product revenues from period to period.

Product revenues related to Medicare patients for the three months ended March 31, 2016 were $18.4 million, or 23%, of product revenues compared to $14.1 million, or 21%, of product revenues for the three months ended March 31, 2015. There were no other third-party payors comprising product revenues of 10% or more for those periods.

Cost of Product Revenues

	For the Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Tissue sample processing costs	$13,099	$10,399
Stock-based compensation	160	135
Total tissue sample processing costs	13,259	10,534
License fees	2,541	2,228
Total cost of product revenues	$15,800	$12,762
Period over period dollar increase in tissue sample processing costs	$2,700
Period over period percentage increase in tissue sample processing costs	26%

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

Tissue sample processing costs increased $2.7 million, or 26%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, driven primarily by the increase in test volume of 16% and an increase in information technology cost allocation associated with the implementation of new systems. We expect the cost of product revenues to increase in future periods to the extent we process more tests.

Research and Development Expenses

	For the Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Personnel-related expenses	$9,744	$7,690
Stock-based compensation	1,253	1,041
Collaboration expenses	704	6,258
Reagents and laboratory supplies	639	495
Allocated information technology, facilities and other costs	1,993	1,992
Other costs	1,630	1,642
Total research and development expenses	$15,963	$19,118
Period over period dollar decrease	$(3,155)
Period over period percentage decrease	(17)%

Research and development expenses represent costs incurred to develop our technology, our proprietary liquid platform and continuous process improvement, and carry out clinical studies, primarily related to our ongoing work in breast, colon and prostate cancer. Research and development expenses include personnel related expenses, reagents and supplies used in research and development laboratory work, collaboration expenses, infrastructure expenses, including allocated overhead and facility occupancy costs, contract services and other outside costs.

The $3.2 million, or 17%, decrease in research and development expenses for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to a $5.6 million decrease in collaboration expenses partially offset by a $2.1 million increase in personnel-related expenses. The $6.3 million of collaboration expenses for the three months ended March 31, 2015 includes a one-time $5.5 million expense for the wind-down of a license agreement and development program. Exclusive of this one-time expense, research and development expenses for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 increased by $2.3 million primarily due to a $2.1 million increase in personnel-related expenses and a $212,000 increase in a collaboration expenses. The $2.1 million increase in personnel-related expenses was primarily attributable to a $1.3 million increase in salaries, benefits and related expenses due to increased headcount and higher benefits costs, and a $446,000 increase in contract labor and consulting expenses.

We expect our research and development expenses, exclusive of the one-time expense described above, to increase in future periods due to increased investment in our new product pipeline for breast, colon, prostate and other cancers, along with increased investment in our proprietary liquid platforms.

Selling and Marketing Expenses

	For the Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Personnel-related expenses	$21,374	$19,270
Stock-based compensation	1,438	1,081
Promotional and marketing materials	3,665	4,296
Travel, meetings and seminars	4,697	4,335
Collaboration expenses	233	868
Allocated information technology, facilities and other costs	7,084	3,991
Other costs	1,009	1,511
Total selling and marketing expenses	$39,500	$35,352
Period over period dollar increase	$4,148
Period over period percentage increase	12%

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

The $4.1 million, or 12%, increase in selling and marketing expenses for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to a $3.1 million increase in allocated information technology, facilities and other costs primarily associated with the implementation of new systems, a $2.1 million increase in personnel-related expenses and a $362,000 increase in travel, meetings and seminars, partially offset by a $635,000 decrease in collaboration expenses, a $631,000 decrease in promotional and marketing materials and a $502,000 decrease in other costs. The $2.1 million increase in personnel-related expenses was primarily attributable to a $1.6 million increase in salaries, benefits and related expenses due primarily to increased headcount, including new hires related to our international growth, prostate expansion, annual salary increases and higher benefits costs and a $698,000 increase in bonuses.

We expect selling and marketing expenses will continue to increase in future periods due to our efforts to establish adoption of and reimbursement for our new products, continued investment in our global commercial infrastructure and increases in our sales force and incurring other expenses to support the growth of our business.

General and Administrative Expenses

	For the Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Personnel-related expenses	$14,199	$10,955
Stock-based compensation	1,691	1,919
Occupancy and equipment expenses	7,054	4,736
Billing and collection fees	3,007	2,171
Bad debt expense	2,279	1,021
Professional fees and other expenses	2,482	2,601
Information technology, facilities and other cost allocations	(12,274)	(7,814)
Total general and administrative expenses	$18,438	$15,589
Period over period dollar increase	$2,849
Period over period percentage increase	18%

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

The $2.8 million, or 18%, increase in general and administrative expenses for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to a $3.2 million increase in personnel expenses, a $2.3 million increase in occupancy and equipment expenses, a $1.3 million increase in bad debt expense and an $836,000 increase in billing and collection fees partially offset by a $4.5 million increase in information technology, facilities and other costs allocated to other functional areas. Of the $3.2 million increase in personnel-related expenses, $2.1 million was attributable to increase in salaries and benefits expenses and $1.1 million was attributable to higher contract labor and consulting expenses to support growth of our business.

We expect general and administrative expenses to increase in future periods as we hire additional staff and incur other expenses to support the growth of our business, and to the extent we spend more on billing and collections fees and bad debt expense.

Interest Income

Interest income was $78,000 for the three months ended March 31, 2016 compared to $54,000 for the three months ended March 31, 2015. We expect our interest income will remain nominal if the current low interest rate environment continues.

Gain on sale of equity securities

For the three months ended March 31, 2016 we realized gain on sale of equity securities of $1.3 million in connection with the sale of a portion of our common stock of Invitae Corporation, or Invitae. There were no sales of equity securities during the three months ended March 31, 2015.

Other Income (Expense), Net

Other income, net was $87,000 for the three months ended March 31, 2016 compared to other expense, net of $374,000 for the three months ended March 31, 2015. Other income (expense), net for the three months ended March 31, 2016 and 2015 was primarily related to $75,000 of net foreign currency gains and $386,000 of net foreign currency losses, respectively, resulting from valuation adjustments to our international accounts receivable balance. We expect other income (expense), net to continue to fluctuate based on fluctuations in exchange rates that impact our foreign currency transaction gains and losses.

Income Tax Expense (Benefit)

We recorded income tax benefit of $1.0 million and $5.5 million for the three months ended March 31, 2016 and 2015, respectively, which was computed using the “discrete” (or “cut-off”) method.  The income tax benefit for the three months ended March 31, 2016 and March 31, 2015 is principally comprised of a deferred tax benefit generated by the unrealized gain recognized during the quarter on available-for-sale marketable securities, which are included in other comprehensive income. The intraperiod tax allocation rules limit the amount of benefit recognized to the lesser of year-to-date pre-tax loss or year-to-date unrealized gain recognized on available-for-sale marketable securities included in other comprehensive income. Therefore, the tax benefit will change accordingly in subsequent periods.

For the three months ended March 31, 2016, the deferred income tax benefit of $1.0 million is comprised of a $1.3 million deferred tax benefit for unrealized gains for securities that have not been sold net of a pro-rata reversal of a deferred tax benefit of $251,000 recorded in the prior year from the partial sale of these securities in the current period.  The deferred tax benefit in the period was further reduced by $149,000 of miscellaneous state income tax and foreign income tax expense as determined for the three months ended March 31, 2016. The deferred tax benefit of $5.6 million recorded in the three months ended March 31, 2015 was offset by $130,000 of miscellaneous state income tax and foreign income tax expenses.

Based on all available objective evidence, management believes that it is still more likely than not that our net deferred tax assets will not be fully realized. Accordingly, we maintains a valuation allowance against all of our net deferred tax assets as of both March 31, 2016 and December 31, 2015. We will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of our deferred tax assets.

Liquidity and Capital Resources

As of March 31, 2016, we had an accumulated deficit of $234.5 million. We may incur net losses in the future, and we cannot provide assurance as to when, if ever, we will achieve sustained profitability. We expect that our research and development, selling and marketing and general and administrative expenses will increase in future periods and, as a result, we will need to continue to generate significant product revenues to achieve sustained profitability.

	March 31,	December 31,
	2016	2015
	(in thousands)
Cash, cash equivalents and marketable securities	$86,376	$94,943
Working capital	99,121	100,278

Sources (Uses) of Liquidity

Historically we have financed our operations primarily through sales of our equity securities and cash received in payment for our tests. At March 31, 2016, we had cash, cash equivalents and short-term marketable securities of $86.4 million compared to $94.9 million at December 31, 2015. The $8.5 million decrease was attributable to investments in the growth of our business, including research and development, global expansion, and activities related to reimbursement coverage of our tests, partially offset by the sale of equity securities.  Of the total cash, cash equivalents and marketable securities, $18.9 million is in an investment in Invitae. As a publicly traded security, the market price of Invitae’s common stock may be subject to volatility. For example, the price of Invitae’s common stock over the 52-weeks ending April 30, 2016 has fluctuated between $5.66 per share and $16.39 per share. In accordance with our investment policy, available cash is invested in short-term and long-term, low-risk, investment-grade debt instruments. Other than our equity investment in Invitae, our cash and marketable securities are held in a variety of interest-bearing instruments including money market accounts and high-grade commercial paper and corporate bonds.

Accounts Receivable

At March 31, 2016 and December 31, 2015, $38.8 million, or 22%, and $37.2 million, or 20%, respectively, of our total assets consisted of accounts receivable. The $1.6 million increase in accounts receivable from December 31, 2015 to March 31, 2016 was primarily attributable to increased revenues. Days sales outstanding, or DSO, is a measure of the average number of days it takes for us to collect our accounts receivable, calculated from the date that tests are billed. At March 31, 2016 and December 31, 2015, our weighted average DSOs were 78 days and 75 days, respectively. The timing of our billing and cash collections may also causes fluctuations in our monthly DSOs and accounts receivable.

The following tables summarize accounts receivable by payor mix at March 31, 2016 and December 31, 2015:

	March 31, 2016
		% of		31 - 60	61 - 90	91 - 120	121 to 180	Over 180
	Total	Total	Current	Days	Days	Days	Days	Days
	(In thousands)
Managed care and other	$35,892	84%	$11,569	$6,918	$4,041	$3,544	$3,206	$6,614
Medicare	6,933	16	4,729	765	664	299	185	291
Total	42,825	100%	$16,298	$7,683	$4,705	$3,843	$3,391	$6,905
Allowance for doubtful accounts	(3,996)
Net accounts receivable	$38,829

	December 31, 2015
		% of		31 - 60	61 - 90	91 - 120	121 to 180	Over 180
	Total	Total	Current	Days	Days	Days	Days	Days
	(In thousands)
Managed care and other	$35,488	86%	$8,284	$9,768	$3,412	$3,356	$4,319	$6,349
Medicare	5,664	14	1,936	2,626	177	81	116	728
Total	41,152	100%	$10,220	$12,394	$3,589	$3,437	$4,435	$7,077
Allowance for doubtful accounts	(3,988)
Net accounts receivable	$37,164

Cash Flows

The following table summarizes our cash flow activities:

	2016	2015
	(In thousands)
For the three months ended March 31,
Cash provided by (used in):
Operating activities	$(5,349)	$(7,277)
Investing activities	5,818	1,537
Financing activities	(2,297)	(1,048)
Capital expenditures (included in investing activities above)	$(5,311)	$(4,369)

Cash Used in Operating Activities

Cash used in operating activities was $5.3 million for the three months ended March 31, 2016 and consisted primarily of net loss of $6.4 million, adjusted for non-cash items of $4.1 million and $3.1 million related to changes in operating assets and liabilities.

Cash used in operating activities was $7.3 million for the three months ended March 31, 2015 and consisted primarily of net loss of $9.5 million, adjusted for non-cash items of $396,000 and $1.8 million related to changes in operating assets and liabilities.

Cash Provided by Investing Activities

Cash provided by investing activities for the three months ended March 31, 2016 was $5.8 million, consisting of $7.6 million in net maturities of marketable securities and $3.6 million in sales of marketable securities offset by $5.3 million in capital expenditures related to the expansion of our business.

Cash provided by investing activities for the three months ended March 31, 2015 was $1.5 million, consisting of $5.9 million in net maturities of marketable securities offset by $4.4 million in capital expenditures related to the expansion of our business.

Cash Used in Financing Activities

Cash used in financing activities for the three months ended March 31, 2016 was $2.3 million, consisting primarily of $2.9 million of cash paid for tax withholdings related to net share settlements of RSUs offset by $632,000 of proceeds from the issuance of our common stock upon the exercise of stock options.

Cash used in financing activities for the three months ended March 31, 2015 was $1.0 million, consisting primarily of $3.4 million of cash paid for tax withholdings related to net share settlements of RSUs offset by $2.4 million of proceeds from the issuance of our common stock upon the exercise of stock options.

Contractual Obligations

There were no material changes during the interim period in the contractual obligations presented in the latest annual report for the year ended December 31, 2015.

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

Our future funding requirements will depend on many factors, including the following:

•	the rate of progress in establishing and maintaining reimbursement arrangements with domestic and international third-party payors;
•	costs associated with expanding our commercial and laboratory operations, including our selling and marketing efforts;
•	the rate of progress and cost of research and development activities associated with expansion of our current tests and the development of new tests;
•	the rate of progress and cost of selling and marketing activities associated with expanding adoption of our Oncotype DX colon and prostate cancer and DCIS tests;
•	the rate of progress and cost of research and development activities associated with next generation sequencing, or NGS and our proprietary liquid platform;
•	costs associated with acquiring, licensing or investing in technologies, including NGS and our proprietary liquid platform;
•	costs associated with acquiring or investing in complementary businesses or assets;
•	costs related to future product launches;
•	costs related to acquiring or achieving access to tissue samples and technologies;

•	costs related to filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the effect of competing technological and market developments;
•	costs related to international expansion;
•	costs and delays in product development as a result of any changes in regulatory oversight applicable to our products or operations;
•	the impact of changes in Federal, state and international taxation; and
•	the economic and other terms and timing of any collaborations, licensing or other arrangements into which we may enter or investments or acquisitions we might seek to effect.

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

Off-Balance Sheet Arrangements

As of March 31, 2016, we had no material off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” to provide guidance on revenue recognition. This ASU requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. In March and April 2016, the FASB issued final amendments to clarify the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting for licenses of intellectual property. We are continuing to evaluate our method of adoption and the impact this ASU will have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-2, “Leases.”  This ASU is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. This

ASU is effective for our interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. Early adoption is permitted. We are currently evaluating the impact that the adoption of this ASU will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees' maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted.  We are currently assessing how the adoption of this standard will impact our Consolidated Financial Statements.

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

At March 31, 2016, we had cash, cash equivalents and short-term marketable securities of $86.4 million. We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. The securities in our investment portfolio are classified as available for sale and are, due to their short-term nature, subject to minimal interest rate risk. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels at March 31, 2016, the impact on the fair value of these securities or our cash flows or income would not be material.

Foreign Currency Exchange Risk

Substantially all of our revenues are recognized in U.S. dollars, although a growing percentage is denominated in foreign currency as we expand into markets outside of the United States. Certain expenses related to our international activities are payable in foreign currencies. As a result, factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets will affect our financial results. We recognized net foreign currency gains of $75,000 for the three months ended March 31, 2016 compared to net foreign exchange transaction losses of $386,000 for the three months ended March 31, 2015. The functional currency of our wholly-owned subsidiaries is the U.S. dollar, so we are not currently subject to gains and losses from foreign currency translation of the subsidiary financial statements. We currently do not hedge foreign currency exchange rate exposure. Although the impact of currency fluctuations on our financial results has been immaterial in the past, there can be no guarantee that the impact of currency fluctuations related to our international activities will not be material in the future.

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

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS.

Risks Relating to our Business and Business Strategy

We have a history of net losses, we may incur net losses in the future, and we expect to continue to incur significant expenses to develop and market our tests, which may make it difficult for us to achieve sustained profitability.

We have historically incurred substantial net losses. From our inception in August 2000 through March 31, 2016, we had an accumulated deficit of $234.5 million. We expect to continue to invest in our product pipeline, including our current Oncotype DX tests and future Oncotype SEQ and TRACK products, and in our global commercial infrastructure, our laboratory operations and NGS and other technology. For the three months ended March 31, 2016, our research and development expenses were $16.0 million and our selling and marketing expenses were $39.5 million. We expect our expense levels to continue to increase for the foreseeable future as we seek to globally expand the clinical utility of our Oncotype DX breast and prostate cancer tests, drive adoption of and reimbursement for our Oncotype DX colon and prostate cancer tests and develop and commercialize new tests, including our Oncotype SEQ liquid biopsy mutation panel. As a result, we will need to generate significant growth in revenues in order to achieve sustained profitability. Our failure to achieve increased revenue or sustained profitability in the future could cause the market price of our common stock to decline.

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

Reimbursement on behalf of patients covered by Medicare accounted for 23% and 21% of our product revenues for the three months ended March 31, 2016 and 2015, respectively. Accounts receivable on behalf of patients directly covered by Medicare represented 16% and 14% of our total accounts receivable at March 31, 2016 and December 31, 2015, respectively. While there were no other third-party payors representing 10% or more of our product revenues for these periods, there have been in the past, and may be in the future, other payors accounting for 10% or more of our product revenues. Because the majority of stage II and stage III colon cancer patients and prostate cancer patients in the United States are age 65 and over, and thus eligible for Medicare, we may become more dependent on Medicare reimbursement in the future. It is possible that Medicare or other third-party payors that provide reimbursement for our tests may suspend, revoke or discontinue coverage at any time, may require co-payments from patients, or may reduce the reimbursement rates payable to us. Any such action could have a negative impact on our revenues.

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

We receive a portion of our revenues and pay a portion of our expenses in currencies other than the U.S. dollar, such as the Euro, the Swiss franc, the British pound and the Canadian dollar. As a result, we are at risk from exchange rate fluctuations between such foreign currencies and the U.S. dollar, which could affect our results of operations. For the three months ended March 31, 2016, approximately 10% of our product revenues came from foreign denominated currencies. If the U.S. dollar strengthens against foreign currencies, as it had during 2015, the translation of these foreign currency denominated transactions will result in decreased revenues and operating expenses and increased net losses. We may not be able to offset adverse foreign currency impact with increased revenues. We have not to date utilized hedging strategies to mitigate foreign currency risk and even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

Our marketable securities are subject to risks that could adversely affect our financial results.

We invest our cash in accordance with an established internal policy in instruments which historically have been highly liquid and carried relatively low risk. However, similar types of investments have in the past and may in the future experience losses in value or liquidity issues which differ from historical patterns. In addition, in February 2015, a privately-held company in which we had invested completed its initial public offering and our investment is therefore recorded in short-term marketable securities at March 31, 2016. The fair value of this security was 34% of total short-term marketable securities as of March 31, 2016 and as a publicly-traded security, it may be subject to volatility in its market value. For example, the price of Invitae’s common stock over the 52-weeks ending April 30, 2016 has fluctuated between $5.66 per share and $16.39 per share. Should a portion of our marketable securities lose value or have their liquidity impaired, it could negatively affect our financial results and our ability to fund our operations, and we may need to seek additional financing sooner than we might otherwise. Such financing, if available, may not be available on commercially reasonable terms.

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

As of March 31, 2016, we have entered into exclusive distribution agreements for the sale of our tests with distributors covering more than 90 countries. We may enter into other similar arrangements to distribute our tests in other countries in the future. We intend to continue to grow our business internationally, and to do so we may need to attract additional distributors to expand the territories in which we sell our tests. Distributors may not commit the necessary resources to market and sell our tests to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to enter into arrangements with distributors to market our tests in particular geographic areas, we may not realize long‑term international revenue growth. In addition, our revenue from distributors could be negatively impacted as a result of changes in business cycles, business or economic conditions, reimbursement rates, changes in foreign currency exchange rates that make our tests more expensive in our distributors’ local currencies or other factors that could affect their ability to pay us for tests on a timely basis or at all.

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

We compete in a rapidly evolving and highly competitive industry, and there are a number of private and public companies that offer products or have conducted research to profile genes and gene expression in breast, colon and prostate cancer, including companies such as NanoString Technologies Inc., BioTheranostics, Sividon Diagnostics, Myriad Genetics Inc., Clarient International Ltd. (a NeoGenomics Technologies company), GenomeDx Biosciences Inc., Agendia Inc., Hologic Inc., Novartis AG and Qiagen N.V. As we expand our research, development and commercialization efforts into the liquid biopsy and pan-cancer clinical diagnostics market, we face competition from companies such as Foundation Medicine, Grail, MDxHealth, Natera Inc. and Trovagene Inc. A number of other companies have announced their intention to enter the liquid biopsy market, and we currently believe that the barrier for entry into this business is low compared to profiling genes and gene expression in cancers, primarily due to wider adoption of NGS technologies. Historically, our principal competition for our Oncotype DX tests has also come from existing diagnostic methods used by pathologists and oncologists, and traditional diagnostic methods can be difficult to change or supplement.  We also face competition from commercial laboratories with strong distribution networks for diagnostic tests, such as Laboratory Corporation of America Holdings and Quest Diagnostics Incorporated.  Other potential competitors include companies that develop diagnostic tests such as Roche Diagnostics, a division of Roche Holding, Ltd, Siemens AG and Veridex LLC, a Johnson & Johnson company, as well as other companies and academic and research institutions.

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

GENOMIC HEALTH, INC.

Date: May 9, 2016	By:	/s/ Kimberly J. Popovits
Kimberly J. Popovits
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2016	By:	/s/ G. Bradley Cole
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