Form 10-Q
period 2016-06-30
GENOMIC HEALTH INC
filed 2016-08-09
CIK 1131324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 33,346,969 as of July 31, 2016.

GENOMIC HEALTH, INC.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

GENOMIC HEALTH, INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$40,660	$32,533
Short-term marketable securities	52,894	62,410
Accounts receivable (net of allowance for doubtful accounts; 2016—$4,113, 2015—$3,988)	33,611	37,164
Prepaid expenses and other current assets	11,852	10,843
Total current assets	139,017	142,950
Property and equipment, net	39,052	39,746
Other assets	2,020	1,921
Total assets	$180,089	$184,617
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,796	$8,585
Accrued compensation and employee benefits	20,514	22,239
Accrued license fees	2,334	2,287
Accrued expenses and other current liabilities	11,140	8,922
Deferred revenues	235	431
Other current liabilities	208	208
Total current liabilities	39,227	42,672

Other liabilities	2,306	2,410
Commitments and contingencies
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	408,516	395,059
Accumulated other comprehensive income	767	2,752
Accumulated deficit	(240,620)	(228,169)
Treasury stock, at cost	(30,110)	(30,110)
Total stockholders’ equity	138,556	139,535
Total liabilities and stockholders’ equity	$180,089	$184,617

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Product revenues	$81,886	$70,619	$162,780	$138,771
Contract revenues	88	—	88	—
Total revenues	81,974	70,619	162,868	138,771
Operating expenses:
Cost of product revenues	15,221	13,033	31,021	25,795
Research and development	15,325	14,595	31,288	33,713
Selling and marketing	37,989	37,243	77,489	72,595
General and administrative	18,537	16,580	36,975	32,169
Total operating expenses	87,072	81,451	176,773	164,272
Loss from operations	(5,098)	(10,832)	(13,905)	(25,501)
Interest income	87	55	165	109
Gain on sale of equity securities	676	—	2,009	—
Other income (expense), net	(150)	325	(63)	(49)
Loss before income taxes	(4,485)	(10,452)	(11,794)	(25,441)
Income tax expense (benefit)	1,615	(1,215)	657	(6,711)
Net loss	$(6,100)	$(9,237)	$(12,451)	$(18,730)
Basic and diluted net loss per share	$(0.18)	$(0.29)	$(0.38)	$(0.58)
Shares used in computing basic and diluted net loss per share	33,130	32,324	33,015	32,191

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(6,100)	$(9,237)	$(12,451)	$(18,730)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale marketable securities, net of tax expense (benefit) of $1,257 and $0 for the three and six months ended June 30, 2016, respectively, and $(1,344) and $(6,970) for the three and six months ended June 30, 2015, respectively	(3,589)	(5,487)	(1,198)	12,043
Reclassification adjustment for net gain on sale of equity securities included in net loss	(345)	—	(787)	—
Comprehensive loss	$(10,034)	$(14,724)	$(14,436)	$(6,687)

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Operating activities
Net loss	$(12,451)	$(18,730)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,365	3,402
Employee stock-based compensation	9,389	8,127
Write-off of previously capitalized software costs	—	577
Impairment of assets held for sale and long-lived assets	56	—
Gain on disposal of property and equipment	—	(19)
Outside director restricted stock awarded in lieu of fees	100	100
Gain on sale of equity securities	(2,009)	—
Deferred tax benefit from unrealized gain on available-for-sale marketable securities	—	(6,970)
Changes in assets and liabilities:
Accounts receivable	3,553	2,016
Prepaid expenses and other assets	(1,186)	148
Accounts payable	(2,368)	(730)
Accrued compensation and employee benefits	(1,725)	290
Accrued expenses and other liabilities	4,318	919
Deferred revenues	(197)	189
Net cash provided by (used in) operating activities	1,845	(10,681)
Investing activities
Purchases of property and equipment	(6,879)	(9,508)
Purchases of marketable securities	(35,932)	(43,348)
Maturities of marketable securities	40,007	54,240
Proceeds from sales of marketable securities	5,117	—
Net cash provided by investing activities	2,313	1,384
Financing activities
Net proceeds from issuance of common stock under stock plans	7,072	6,894
Withholding taxes related to restricted stock units net share settlement	(3,103)	(3,572)
Net cash provided by financing activities	3,969	3,322
Net increase (decrease) in cash and cash equivalents	8,127	(5,975)
Cash and cash equivalents at the beginning of period	32,533	29,726
Cash and cash equivalents at the end of period	$40,660	$23,751
Non-cash investing and financing activities
Accrued purchase of property and equipment	$605	$2,870
Change in fair value of equity investment	$(1,404)	$18,995

See accompanying notes.

GENOMIC HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

The Company

Genomic Health, Inc. (the “Company”) is a global healthcare company that provides clinically-actionable genomic information to personalize cancer treatment. The Company develops and globally commercializes genomic‑based clinical laboratory services that analyze the underlying biology of cancer, allowing physicians and patients to make individualized treatment decisions. The Company is translating significant amounts of genomic data that will be useful for treatment planning throughout the cancer patient’s journey, from diagnosis to treatment selection and monitoring. The Company was incorporated in Delaware in August 2000. The Company’s first product, the Oncotype DX invasive breast cancer test, was launched in 2004 and is used for early stage invasive breast cancer patients to predict the likelihood of breast cancer recurrence and the likelihood of chemotherapy benefit. In January 2010, the Company launched its second product, the Oncotype DX colon cancer test, which is used to predict the likelihood of colon cancer recurrence in patients with stage II disease. In December 2011, the Company made Oncotype DX available for patients with ductal carcinoma in situ (“DCIS”), a pre‑invasive form of breast cancer. This test provides a DCIS score that is used to predict the likelihood of local recurrence. In June 2012, the Company began offering the Oncotype DX colon cancer test for use in patients with stage III disease treated with oxaliplatin‑containing adjuvant therapy. In May 2013, the Company launched the Oncotype DX prostate cancer test. The test provides a Genomic Prostate Score, or GPS, to predict disease aggressiveness in men with low risk disease. This test is used to improve treatment decisions for prostate cancer patients, in conjunction with the Gleason score, or tumor grading. In June 2016, the Company announced the commercial launch of Oncotype SEQ Liquid Select, our first Oncotype SEQ product, for the management and monitoring of multiple cancer types.

Principles of Consolidation

The accompanying condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. The Company had two wholly-owned subsidiaries at June 30, 2016: Genomic Health International Holdings, LLC, which was established in Delaware in 2010 and supports the Company’s international sales and marketing efforts; and Oncotype Laboratories, Inc., which was established in 2012, and is inactive. Genomic Health International Holdings, LLC has 10 wholly-owned subsidiaries. The functional currency for the Company’s wholly-owned subsidiaries incorporated outside the United States is the U.S. dollar. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation and Use of Estimates

The accompanying interim period condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated balance sheet as of June 30, 2016, condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015, and condensed consolidated statements of cash flows for the six months ended June 30, 2016 and 2015 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2015 has been derived from audited financial statements, but it does not include certain information and notes required by GAAP for complete consolidated financial statements.

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

From time to time, the Company receives requests for refunds of payments, generally due to overpayments made by third-party payors. Upon becoming aware of a refund request, the Company establishes an accrued liability for tests covered by the refund request until such time as the Company determines whether or not a refund is due. Accrued refunds were $447,000 and $609,000 at June 30, 2016 and December 31, 2015, respectively, and are included in accrued expenses and other current liabilities.

Contract revenues are generally derived from studies conducted with biopharmaceutical and pharmaceutical companies. The specific methodology for revenue recognition is determined on a case by case basis according to the facts and circumstances applicable to a given contract. Under certain contracts, the Company’s input, measured in terms of full time equivalent level of effort or running a set of assays through its clinical reference laboratory under a contractual protocol, triggers payment obligations, and revenues are recognized as costs are incurred or assays are processed. Certain contracts have payments that are triggered as milestones are completed, such as completion of a successful set of experiments. Milestones are assessed on an individual basis and revenue is recognized when these milestones are achieved, as evidenced by acknowledgment from collaborators, provided that (1) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (2) the milestone payment is non refundable. Where separate milestones do not meet these criteria, the Company typically defaults to a performance based model, such as revenue recognition following delivery of effort as compared to an estimate of total expected effort.

Advance payments received in excess of revenues recognized are classified as deferred revenue until such time as the revenue recognition criteria have been met.

Allowance for Doubtful Accounts

The Company accrues an allowance for doubtful accounts against its accounts receivable based on estimates consistent with historical payment experience. Bad debt expense is included in general and administrative expense on the Company’s condensed consolidated statements of operations. Accounts receivable are written off against the allowance when the appeals process is exhausted, when an unfavorable coverage decision is received or when there is other substantive evidence that the account will not be paid. The Company’s allowance for doubtful accounts as of June 30, 2016 and December 31, 2015 was $4.1 million and $4.0 million, respectively. Write-offs for doubtful accounts of $1.8 million and $4.2 million were recorded against the allowance during the three and six months ended June 30, 2016 and write-offs of $1.3 million and $2.3 million were recorded against the allowance during the three and six months ended June 30, 2015, respectively. Bad debt expense was $2.2 million and $4.5 million for the three and six months ended June 30, 2016, respectively, and $1.6 million and $2.7 million for the three and six months ended June 30, 2015, respectively.

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

During the six months ended June 30, 2016, the Company sold 495,188 shares of the common stock of Invitae Corporation for net proceeds of $5.1 million based on a cost of $6.28 per share, resulting in a realized gain of $2.0 million. The fair value of the remaining investment was $12.7 million at June 30, 2016. This investment, which is accounted for under the cost method, was valued at $10.7 million at June 30, 2016. Unrealized gains or losses resulting from changes in the fair value of this investment will be recorded in other comprehensive income until the securities are sold. During the six months ended June 30, 2016, $787,000 of unrealized gain, net of tax of $448,000, related to the shares sold was reclassified out of accumulated other comprehensive income into earnings. These securities are subject to the resale limitations of Rule 144 under the Securities Act of 1933.

As of June 30, 2016 and December 31, 2015, respectively, all investments in marketable securities were classified as available for sale. These securities are carried at estimated fair value with unrealized gains and losses included in stockholders’ equity.

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

In January 2016, the FASB issued ASU No. 2016-01,"Recognition and Measurement of Financial Assets and Financial Liabilities." This ASU changes accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, it clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The guidance will become effective for the Company beginning in the first quarter of 2018. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements and related disclosures.

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

Options to purchase 597,000 and 627,000 shares of the Company’s common stock were outstanding during the three and six months ended June 30, 2016, respectively, and 81,000 and 110,000 RSUs were outstanding during the three and six months ended June 30, 2016, respectively, but were not included in the computation of diluted net loss per share because their effect is anti-dilutive.  Options to purchase 832,000 and 962,000 shares of the Company’s common stock were outstanding during the three and six months ended June 30, 2015, respectively, and 67,000 and 121,000 RSUs were outstanding during the three and six months ended June 30, 2015, respectively, but were not included in the computation of diluted net loss per share because their effect is anti-dilutive.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis at either June 30, 2016 or December 31, 2015. The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015 by level within the fair value hierarchy:

	Actively Quoted	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance at
	Assets	Inputs	Inputs	June 30,
	Level 1	Level 2	Level 3	2016
	(In thousands)
As of June 30, 2016:
Assets
Money market deposits	$14,017	$—	$—	$14,017
Commercial paper	—	27,224	—	27,224
Corporate debt securities	—	13,014	—	13,014
Corporate equity securities	—	12,656	—	12,656
Total	$14,017	$52,894	$—	$66,911

	Actively Quoted	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance at
	Assets	Inputs	Inputs	December 31,
	Level 1	Level 2	Level 3	2015
	(In thousands)
As of December 31, 2015:
Assets
Money market deposits	$13,928	$—	$—	$13,928
Commercial paper	—	29,224	—	29,224
Corporate debt securities	—	22,359	—	22,359
Corporate equity securities	—	18,126	—	18,126
Total	$13,928	$69,709	$—	$83,637

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

All of the Company’s marketable securities are classified as available-for-sale. The following tables illustrate the Company’s available-for-sale marketable securities as of the dates indicated:

	June 30, 2016
	Cost or	Gross	Gross	Total
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Commercial paper	$27,164	$60	$—	$27,224
Corporate debt securities	13,014	3	(3)	13,014
Corporate equity securities	10,749	1,907	—	12,656
Total	$50,927	$1,970	$(3)	$52,894

	December 31, 2015
	Cost or	Gross	Gross	Total
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Commercial paper	$23,684	$41	$—	$23,725
Corporate debt securities	20,569	—	(10)	20,559
Corporate equity securities	13,857	4,269	—	18,126
Total	$58,110	$4,310	$(10)	$62,410

The Company realized gains of $676,000 and $2.0 million on available-for-sale marketable securities for the three and six months ended June 30, 2016, respectively.  The Company had no realized gains or losses on available-for-sale marketable securities for the three and six months ended June 30, 2015, respectively.

All of the Company’s available-for-sale marketable securities had contractual maturities of one year or less as of June 30, 2016 and December 31, 2015.

Note 4. Collaboration and Commercial Technology Licensing Agreements

The Company has entered into a variety of collaboration and specimen transfer agreements relating to its development efforts. The Company recorded collaboration expenses of $1.6 million and $2.5 million for the three and six months ended June 30, 2016, respectively, and $2.3 million and $9.4 million for the three and six months ended June 30, 2015, respectively, relating to services provided in connection with these agreements. In addition to these expenses, some of the agreements contain provisions for royalties from inventions resulting from the collaborations. The $9.4 million of collaboration expense for the six months ended June 30, 2015 includes a one-time $5.5 million expense for the wind-down of a license agreement and development program as described below. The Company has specified options and rights relating to joint inventions arising out of the collaborations.

The Company is a party to various agreements under which it licenses technology on a non-exclusive basis in the field of human diagnostics. Access to these licenses enables the Company to process its Oncotype DX tests. While certain agreements contain provisions for fixed annual payments, license fees are generally calculated as a percentage of product revenues, with rates that vary by agreement and may be tiered, and payments that may have annual minimum or maximum amounts. The Company recognized costs recorded under these agreements totaling $2.5 million and $5.1 million for the three and six months ended June 30, 2016, respectively, and $2.3 million and $4.5 million for the three and six months ended June 30, 2015, respectively, which were included in cost of product revenues.

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

In June 2016, the Company entered into a collaboration agreement with Epic Sciences, Inc. (“Epic”), under which the Company has been granted exclusive distribution rights to commercialize Epic’s AR-V7 liquid biopsy test in the United States. The Company has primary responsibility for marketing and promoting the test, order fulfillment, billing and collections of receivables, customer support, and providing order management systems for the test. Epic is responsible for performing analysis for all tests, performing studies including analytic and clinical validation studies, and seeking Medicare coverage and a Medicare payment rate from the Centers for Medicare and Medicaid Services (“CMS”) for the test. Future revenues generated from the test will be shared by the Company and Epic in accordance with the terms of the agreement.  Additional terms of the agreement include the Company’s obligation to pay Epic $4.0 million upon achievement of certain milestones. Also, the Company has agreed, subject to certain conditions, to invest up to an aggregate amount of $7.5 million in subordinated convertible promissory notes of Epic that will convert into preferred stock of Epic upon the satisfaction of certain conditions and, upon achievement of one of the milestones, to invest an additional $2.5 million in Epic preferred stock. The agreement has a term of 10 years, unless terminated earlier under certain circumstances.

The Company is required to make a series of fixed annual payments under a collaboration agreement beginning with the one year anniversary of achieving a key milestone for the Company’s DCIS clinical study in June 2014. As of June 30, 2016, future annual payments include payments of $604,000, and $504,000 in 2016 and 2017, respectively.

Note 5. Commitments and Contingencies

Lease Obligations

The Company has entered into non-cancellable operating leases for laboratory and office facilities. Rental expense under operating lease agreements was $1.3 million and $2.5 million for the three and six months ended June 30, 2016, respectively, and $949,000 and $1.9 million for the three and six months ended June 30, 2015, respectively.

Future non‑cancelable commitments under these operating leases at June 30, 2016 were as follows:

Annual
Payments
(In thousands)
Years Ending December 31,
2016 (remainder of year)	$2,546
2017	5,221
2018	5,960
2019	6,748
2020	7,077
2021 and thereafter	9,940
Total minimum payments	$37,492

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

Note 6. Stock-Based Compensation

On September 8, 2005, the Board of Directors approved the 2005 Stock Incentive Plan (the “2005 Plan”), which was later approved by the Company’s stockholders. Pursuant to the 2005 Plan, stock options, restricted shares, stock units, including RSUs, and stock appreciation rights may be granted to employees, consultants, and outside directors of the Company. Options granted may be either incentive stock options or nonstatutory stock options. The Company initially reserved 5,000,000 shares of the Company’s common stock for issuance under the 2005 Plan, effective upon the closing of the Company’s initial public offering on October 4, 2005. On June 8, 2009, the Company’s stockholders approved an amendment to the 2005 Plan to increase the shares reserved for issuance under the 2005 Plan by 3,980,000 shares. The amended and restated plan also extends the term under which awards may be granted under the 2005 Plan until January 27, 2019. On June 11, 2015, the Company’s stockholders approved an amendment to the amended and restated 2005 Plan to increase the shares reserved for issuance under the 2005 Plan by 1,500,000 shares. On June 9, 2016, the Company’s stockholders approved an amendment to the amended and restated 2005 Plan to increase the shares reserved for issuance under the 2005 Plan by 1,500,000 shares.

Stock Options

A summary of the stock option activity under the 2005 Plan for the six months ended June 30, 2016 is as follows:

	Outstanding Options
	Number of	Weighted-Average
	Shares	Exercise Price
	(In thousands)
Balance at December 31, 2015	3,630	$23.80
Options granted	675	$26.91
Options exercised	(235)	$18.52
Options forfeited	(11)	$29.94
Options expired	(41)	$28.70
Balance at June 30, 2016	4,018	$24.57
Exercisable at June 30, 2016	2,868	$22.98
Vested and expected to vest at June 30, 2016	3,909	$24.47

Performance-Based Vesting Stock Options

In April 2016, the Company granted performance-based vesting stock options (“PV stock options”) to purchase 75,531 shares of common stock with an exercise price of $31.12. The number of shares potentially issuable under PV stock options are subject to the attainment of pre-established, objective performance goals over a specified period. In addition, the awards have a service vesting criteria following the achievement of performance criteria through February 2019.

A summary of the PV stock option activity under the 2005 Plan for the six months ended June 30, 2016 is as follows:

Outstanding PV Stock Options
	Number of	Weighted-Average
	Shares	Exercise Price
(In thousands)
Balance at December 31, 2015	—	$—
PV stock options granted	76	$31.12
PV stock options exercised	—	$—
PV stock options forfeited	—	$—
PV stock options expired	—	$—
Balance at June 30, 2016	76	$31.12
Exercisable at June 30, 2016	—	$—
Vested and expected to vest at June 30, 2016	71	$31.12

Restricted Stock Units

A summary of the RSU activity under the 2005 Plan for the six months ended June 30, 2016 is as follows:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
	(In thousands)
Balance at December 31, 2015	682	$30.18
RSUs granted	555	$27.46
RSUs vested	(283)	$30.24
RSUs cancelled	(40)	$29.52
Balance at June 30, 2016	914	$28.54

Performance-Based Vesting Restricted Stock Units

In April 2016, the Company awarded 11,720 performance-based restricted stock units (“PVRSU”) with a grant-date fair value of $329,000, or $28.09 per share. The amount potentially available under the PVRSU is subject to the attainment of a pre-established, objective performance goal over a specified period. In addition, the awards have a service vesting criteria following the achievement of performance criteria through February 2018.

A summary of the PVRSU activity under the 2005 Plan for the six months ended June 30, 2016 is as follows:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
	(In thousands)
Balance at December 31, 2015	6	$27.21
PVRSUs granted	12	$28.09
PVRSUs vested	(6)	$27.21
PVRSUs cancelled	—	$—
Balance at June 30, 2016	12	$28.09

Restricted Stock in Lieu of Directors’ Fees

Outside members of the Company’s Board of Directors may elect to receive fully-vested restricted stock in lieu of cash compensation for services as a director. During the six months ended June 30, 2016, the Company issued 3,380 shares of restricted stock to outside directors, with a grant date fair value of $100,000 and a weighted-average grant date fair value of $29.56 per share.

Employee Stock Purchase Plan

A total of 1,250,000 shares of common stock have been reserved for issuance under the Employee Stock Purchase Plan (“ESPP”), of which 436,624 shares were available for issuance as of June 30, 2016. Shares are issued twice yearly at the end of each offering period. During the six months ended June 30, 2016, 119,272 shares of common stock were issued under the ESPP. As of June 30, 2016, there was $660,000 of unrecognized compensation expense related to the ESPP, which is expected to be recognized over a period of five months.

Employee Stock-Based Compensation Expense

Share-based compensation expense recognized and included in the condensed consolidated statements of operations and comprehensive income (loss) was allocated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Cost of product revenues	$152	$137	$312	$272
Research and development	1,269	1,113	2,522	2,153
Selling and marketing	1,437	1,192	2,875	2,274
General and administrative	1,989	1,509	3,680	3,428
Total	$4,847	$3,951	$9,389	$8,127

Note 7. Segment Information

The Company operates in one business segment, which primarily focuses on the development and global commercialization of genomic based clinical laboratory services that analyze the underlying biology of cancer, allowing physicians and patients to make individualized treatment decisions. As of June 30, 2016, the majority of the Company’s product revenues have been derived from sales of one product, the Oncotype DX breast cancer test.

The following table summarizes total revenue from customers by geographic region. Product revenues are attributed to countries based on ship-to location.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
United States	$69,644	$60,692	$140,139	$118,409
Outside of the United States	12,330	9,927	22,729	20,362
Total revenues	$81,974	$70,619	$162,868	$138,771

Note 8. Income Taxes

The Company recognized income tax expense of $1.6 million and $657,000 for the three and six months ended June 30, 2016, respectively, which was computed using the “discrete” (or “cut-off”) method. The income tax expense for the three months ended June 30, 2016 is principally comprised of deferred tax expense generated by the unrealized losses recognized during the quarter on available-for-sale marketable securities and foreign income tax expense.  The income tax expense for the six months ended June 30, 2016 is principally comprised of deferred tax expense on the sale of available-for-sale marketable securities and foreign income tax expense.  The intraperiod tax allocation rules limit the amount of benefit recognized to the lesser of year-to-date pre-tax loss or year-to-date unrealized gain recognized on available-for-sale marketable securities included in other comprehensive income. Therefore, the tax benefit or expense will change accordingly in subsequent periods.

Income tax benefit for the three and six months ended June 30, 2015 was $1.2 million and $6.7 million, respectively, which was computed using the same method and was principally comprised of a deferred tax benefit generated by the unrealized gain recognized during the period on available-for-sale marketable securities, which is included in other comprehensive income. The deferred tax benefit for the three and six months ended June 30, 2015 was partially offset by miscellaneous state income tax and foreign tax expense on earnings of the Company’s foreign subsidiaries.

Based on all available objective evidence, the Company believes that it is still more likely than not that its net deferred tax assets will not be fully realized. Accordingly, the Company maintains a valuation allowance against all of its net deferred tax assets as of both June 30, 2016 and December 31, 2015. The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

The Company had $3.0 million and $2.8 million of unrecognized tax benefits at June 30, 2016 and December 31, 2015, respectively. The Company does not anticipate a material change to its unrecognized tax benefits over the next 12 months that would affect its effective tax rate. Unrecognized tax benefits may change during the next 12 months for items that arise in the ordinary course of business.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about the factors that may impact our financial results; our ability to achieve sustained profitability; our business strategy and our ability to achieve our strategic goals; our expectations regarding product revenues and the sources of those revenues; the amount of future revenues that we may derive from Medicare patients or categories of patients; our belief that we may become more dependent on Medicare reimbursement in the future; our plans to pursue reimbursement on a case-by-case basis; our ability, and expectations as to the amount of time it will take, to achieve reimbursement from third-party payors and government insurance programs for new indications of tests, new tests or in new markets; the potential impact of changes in reimbursement levels for our tests; our expectations regarding our international expansion and opportunities; our expectations for reimbursement in international markets; the potential effects of foreign currency exchange rate fluctuations; our beliefs with respect to the benefits and attributes of our tests or tests we may seek to develop in the future; the factors we believe drive demand for our tests and our ability to sustain or increase such demand; plans for, and the timeframe for the development or commercial launch of, future tests or enhancements to address different patient populations of breast, colon or prostate cancer, other types of cancer or specific cancer treatments; our ability to compete with new or existing market participants; the factors that we believe will drive reimbursement and the establishment of coverage policies; the capacity of our clinical reference laboratory to process tests and our expectations regarding capacity; our dependence on collaborative relationships to develop tests and the success of those relationships; our beliefs with respect to our collaboration with Epic Sciences; whether any tests will result from our collaborations or license agreements; the applicability of clinical results to actual outcomes; our estimates and assumptions with respect to disease incidence and potential market opportunities; the occurrence, timing, outcome or success of clinical trials or studies; our expectations regarding timing of the announcement or publication of research results; the benefits of our technology platform; the economic benefits of our tests to the healthcare system; the ability of our tests to impact treatment decisions; our beliefs regarding our competitive position; our expectations regarding new and future technologies, including non-invasive test technology, and their potential benefits; our beliefs regarding the benefits of genomic analysis in various patient populations; our expectations regarding clinical development processes future tests may follow; our expectation regarding out future research and development, general and administrative and sales and marketing expenses and our anticipated uses of those funds; our expectations regarding capital expenditures; our ability to comply with the requirements of being a public company; our expectations regarding future levels of bad debt expense and billing and collections fees; our ability to attract and retain experienced personnel; the adequacy of our product liability insurance; our anticipated cash needs and our estimates regarding our capital requirements; our need for additional financing; our expected future sources of cash; our compliance with federal, state and foreign regulatory requirements; the potential impact resulting from the regulation of our tests by the U.S. Food and Drug Administration, or FDA, and other similar non-U.S. regulators; our belief that our tests are properly regulated under the Clinical Laboratory Improvement Amendments of 1988, or CLIA; the impact of new or changing policies, regulation or legislation, or of judicial decisions, on our business and reimbursement for our tests; the impact of seasonal fluctuations and economic conditions on our business; our belief that we have taken reasonable steps to protect our intellectual property; the impact of changing interest rates; our beliefs regarding our unrecognized tax benefits or our valuation allowance; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; the impact of the economy on our business, patients and payors; and anticipated trends and challenges in our business and the markets in which we operate.

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

In January 2004, we launched our first Oncotype DX test, which is used to predict the likelihood of cancer recurrence and the likelihood of chemotherapy benefit in early stage invasive breast cancer patients. In January 2010, we launched our second Oncotype DX test, the first multigene expression test developed to assess risk of recurrence in stage II colon cancer patients. In late December 2011, we made Oncotype DX available for patients with DCIS, a pre-invasive form of breast cancer. In June 2012, we extended our offering of the Oncotype DX colon cancer test to patients with stage III disease treated with oxaliplatin-containing adjuvant therapy. In May 2013, we launched our Oncotype DX prostate cancer test, which is used to predict disease aggressiveness in men with low risk disease. In June 2016, we launched Oncotype SEQ Liquid Select, our first Oncotype SEQ product, for the management and monitoring of multiple cancer types. As of July 31, 2016, the list price of our Oncotype DX breast cancer tests in the United States was $4,620, the list price of our Oncotype DX colon cancer test was $4,420 and the list price of our Oncotype DX prostate cancer test was $4,520. The substantial majority of our historical revenues have been derived from the sale of Oncotype DX breast cancer tests ordered by physicians in the United States.

For the three and six months ended June 30, 2016, more than 29,060 and  58,570 Oncotype DX test reports were delivered for use in treatment planning, compared to more than 26,060 and 51,510 test reports delivered for the same periods in 2015. All of our tests are conducted at our clinical reference laboratory in Redwood City, California. Our clinical reference laboratory processing capacity is currently approximately 140,000 tests annually, and has significant expansion capacity with incremental increases in laboratory personnel and equipment. The Oncotype DX breast, colon, and prostate cancer tests analyze different genes. However, all of the tests are based on a similar Oncotype DX reverse transcription polymerase chain reaction, or RT-PCR platform. We believe that we currently have sufficient capacity to process current demand for our tests.

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

The majority of our international Oncotype DX breast and colon cancer test revenues come from direct payor reimbursement, payments from our distributors, patient self-pay, and clinical collaborations in various countries. We have obtained some coverage, which varies substantially from country to country, for our breast cancer test outside of the United States, including in Argentina, Canada, the Czech Republic, Germany, Greece, Hungary, Ireland, Israel, Saudi Arabia, Spain, Switzerland and the United Kingdom. In September 2013, we announced that the National Institute for Health and Care Excellence, or NICE, in the United Kingdom issued its final guidance recommending Oncotype DX as the only multi-gene breast cancer test for use in clinical practice to guide chemotherapy treatment decisions for certain patients. We have established reimbursement with NHS England following NICE’s recommendation for our breast cancer test, similar to our contracting process with U.S. insurers, and in April 2015, we began experiencing an increase in test orders from the United Kingdom. We have entered into contracts with a majority of the more than 100 NHS England trusts, which is necessary to receive payment from a trust and recognize revenue on our test. We are receiving payments from those NHS England trusts with whom we have completed contractual arrangements. In April 2014, we announced that the Gynecologic Oncology Working Group (AGO) in Germany updated their guidelines to recommend Oncotype DX as the only multi-gene breast cancer test with the highest 1A level of evidence.  The AGO guidelines also reconfirmed Oncotype DX as the only multi-gene expression test validated to provide predictive information on the likelihood of chemotherapy benefit in early-stage, hormone receptor-positive invasive breast cancer. We expect that it will take several years to establish broad coverage and reimbursement for our Oncotype DX breast, colon and prostate cancer tests with payors in countries outside of the United States and there can be no assurance that our efforts will be successful.

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

We have established limited reimbursement coverage for the use of our Oncotype DX test in DCIS for some private third‑party payors. In many instances our test is covered under existing breast cancer coverage policies with the addition of the indicated diagnosis code for DCIS. We intend to continue to devote resources to gaining expanded reimbursement for our test in this patient population. We believe it may take several years to achieve reimbursement with a majority of third‑party payors for the use of our test for DCIS patients. However, we cannot predict whether, or under what circumstances, payors will reimburse for this test.

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

Oncotype DX Prostate Cancer Test

We expect to continue to focus substantial resources on pursuing global adoption of and reimbursement for our Oncotype DX prostate cancer test. We believe the key factors that will drive adoption of this test include published data from our extensive clinical study program, including two validation studies from independent collaborations with the

University of California, San Francisco and the Center for Prostate Disease Research, or CPDR. In both validation studies Oncotype DX GPS was confirmed as a strong independent predictor of adverse pathology. In the CPDR study the test was validated as an independent predictor of biochemical recurrence in men diagnosed with clinically low-risk prostate cancer. Additionally, we believe the ongoing  studies we sponsor, conduct or collaborate on, as well as clinical presentations at major symposia and our ongoing commercial efforts, will support the use of and reimbursement for our test when determining initial treatment decisions for men diagnosed with clinically low and very-low risk prostate cancer.

In August 2015, Palmetto issued its final local coverage determination, or LCD, approving nationwide coverage of our prostate cancer test for qualified male Medicare patients with low and very low risk disease, as defined by the  National Comprehensive Cancer Network guidelines, throughout the United States. The LCD includes specific requirements for certification and training of physicians who order the test and requirements for collection and reporting of specific data elements related to the use of our test and patient outcomes. Effective October 2015, Palmetto initiated reimbursement of the Oncotype DX prostate cancer test for qualified Medicare patients with very-low and low risk disease. Other than Medicare coverage, we have obtained limited reimbursement coverage from third‑party payors for our Oncotype DX prostate cancer test. As a new test, our prostate cancer test may be considered investigational by payors and therefore may not be covered under their reimbursement policies. Consequently, we intend to pursue case‑by‑case reimbursement and expect that this test will continue to be reviewed on this basis until policy decisions have been made by third-party payors. We plan to work with public and private payors and health plans to secure coverage for our Oncotype DX prostate cancer test based upon clinical evidence demonstrating the utility of the test. We believe it may take several years to achieve reimbursement with a majority of third‑party payors for our prostate cancer test. However, we cannot predict whether, or under what circumstances, payors will reimburse for this test. We plan to hire additional commercial, scientific, technical and other personnel to support this process.

Oncotype SEQ

In June 2016, we announced the commercial launch of Oncotype SEQ Liquid Select, our first Oncotype SEQ product, for the management and monitoring of multiple cancer types. The initial phase of the targeted launch for Oncotype SEQ Liquid Select is focused on select clinics for the treatment of stage IV lung cancer patients. Oncotype SEQ tests are non-invasive liquid biopsy mutation panels that use next-generation sequencing to identify and select actionable genomic alterations to quantify the presence and burden of cancer, as well as help predict the sensitivity or resistance to specific drugs for patients with certain late-stage cancers, such as late stage lung, breast, colon, melanoma, ovarian or gastrointestinal cancer.  As a targeted blood-based panel, Oncotype SEQ Liquid Select is designed to meet the needs of community oncologists by delivering actionable clinical information to more than 350,000 cancer patients who recur or present with late-stage disease each year in the United States, with potentially lower cost to both patients and payors.

As new clinical evidence continues to be introduced, we intend to accordingly introduce new versions of the Oncotype SEQ test, which could include additional genes or updated interpretations of genes already included in such tests.

Product Development Opportunities

In addition to developing products to address new cancer areas, we continually look to expand the clinical utility and addressable patient populations for our existing tests. These development efforts may lead to a variety of possible new products covering various treatment decisions, including risk assessment, screening and prevention, early disease diagnosis, adjuvant and/or neoadjuvant disease treatment, metastatic disease treatment selection and patient monitoring.

Potential new products may address a variety of specific clinical needs by leveraging one or multiple technological capabilities including our next-generation sequencing, or NGS, capabilities. Additionally, we believe potential new products can be implemented in the form of non‑invasive tests performed on blood or urine, similar to our Oncotype SEQ product.

We have started the research and development phases on our first Oncotype TRACK products for non-invasive tumor monitoring. The positive results from our first two feasibility studies were presented in December 2014, demonstrating our ability to detect the presence of bladder cancer in urine and breast cancer in blood.  Tests such as Oncotype TRACK could leverage a variety of technologies such as digital PCR or NGS, to cover an increasing range of indications and cancer types.

Commercial Collaborations

In June 2016, we entered into a collaboration agreement with Epic Sciences, Inc., or Epic, under which we have been granted exclusive distribution rights to commercialize Epic's AR-V7 liquid biopsy test in the United States.  The AR-V7 test will be performed by Epic Sciences in its centralized, CLIA-certified laboratory in San Diego, California. The blood-based test detects the V7 variant of the androgen receptor, or AR, protein in the nucleus of circulating tumor cells, and provides information to help guide treatment selection in patients with metastatic castration-resistant prostate cancer.  We believe that this collaboration is complementary to our product development efforts for Oncotype SEQ and allows us to leverage our commercial channel in a way that we believe may generate growth across our business in the United States. We may also pursue additional collaboration opportunities that are intended to complement our expanding product portfolio.

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

Next Generation Sequencing

We have selected NGS to be our primary technology for future biomarker discovery and have begun using NGS for future clinical development and product implementation in tandem with our existing RT‑PCR based approach. NGS technologies parallelize the sequencing process, producing thousands or millions of sequences at once, and are intended to provide nucleic acid sequence information at lower cost than standard methods. We have created proprietary methods for NGS of formalin-fixed, paraffin-embedded, or FPE, tissue, tissue nucleic acids, and created bioinformatics programs, and infrastructure for data storage and analysis. We have also explored the combination and superimposition of certain whole transcriptome derived RNA information (standardized expression; univariate biomarker direction of association) on genomic information to reveal the genomic landscapes of cancers. Employing NGS methods, we have also demonstrated feasibility for fusion transcript and mutation detection in RNA from FPE tissue samples and copy number aberration and structural variation mutations in DNA from FPE tissue samples.

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

As of the date of this report, we have not experienced a loss of principal on any of our short-term marketable securities, and we expect that we will continue to be able to access or liquidate these investments as needed to support our business activities. We periodically monitor the financial position of our significant third-party payors, which include Medicare and managed care companies. As of the date of this report, we do not expect the current economic environment to have a material negative impact on our ability to collect payments from third-party payors in the foreseeable future. We believe the economic environment and changes in the healthcare system continued to impact product payment cycles, growth in tests delivered and product revenue generated during the three and six months ended June 30, 2016. We intend to continue to assess the impact of the economic environment on our business activities. If the economic environment does not improve or deteriorates, our business including our patient population, government and third-party payors and our distributors and suppliers could be negatively affected, resulting in a negative impact on our product revenues.

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

Sales of our tests in the United States and other countries are dependent upon the coverage decisions and reimbursement policies established by government healthcare programs and private health insurers. Market acceptance of our tests has and will continue to depend upon the ability to obtain an appropriate level of coverage for, and reimbursement from, third-party payors for our tests. We have had Medicare coverage for our Oncotype DX invasive breast cancer test since 2006 and for our Oncotype DX colon cancer test since 2011. In October 2015, we obtained Medicare coverage for our Oncotype DX prostate cancer test for patients with very-low and low risk prostate cancer. Under the terms of the coverage determination for our prostate cancer test, reimbursement is limited to tests ordered by physicians who agree to participate in a Certification Training Registry and to provide certain information about Medicare beneficiaries who receive our test.

The healthcare industry has undergone significant change driven by various efforts to reduce costs. The effect of the implementation of the ACA on our business is uncertain. Among other things, the law requires medical device manufacturers to pay a 2.3% excise tax on U.S. sales of certain medical devices that are listed with the FDA starting in January 2013; this tax has been suspended for 2016 and 2017, but is scheduled for re-imposition in 2018. Although the FDA has issued draft guidance that, if finalized, would regulate certain clinical laboratory tests that are developed and validated by a laboratory for its own use, referred to as LDTs, as medical devices, none of our LDTs, such as our Oncotype DX breast, colon and prostate cancer tests, are currently listed with the FDA. We cannot assure you that the tax will not apply to services such as ours in the future or as to the effect of any FDA regulation on our product revenues, cost of product revenues and operating expenses.

In addition, the Protecting Access to Medicare Act of 2014, or PAMA includes a substantial new payment system for certain clinical laboratory tests that is anticipated to be effective starting in 2018. Under PAMA, laboratories that receive the majority of their Medicare revenues from payments made under the Clinical Laboratory Fee Schedule, or CLFS, or the Physician Fee Schedule will be required to report their private payor payment rates and volumes annually for their advanced diagnostic laboratory tests. The Centers for Medicare and Medicaid Services, or CMS, will use the rates and volumes reported by laboratories to develop Medicare payment rates for the tests equal to the volume-weighted median of the private payor payment rates for the tests.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, management evaluates its significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates. Estimates are assessed each period and updated to reflect current information. A summary of our critical accounting policies is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our critical accounting policies during the quarter ended June 30, 2016.

Results of Operations

Three and Six Months Ended June 30, 2016 and 2015

We recognized a net loss of $6.1 million and $12.5 million for the three and six months ended June 30, 2016 compared to a net loss of $9.2 million and $18.7 million for the three and six months ended June 30, 2015. On a basic and diluted per share basis, net loss per share was $0.18 and $0.38 for the three and six months ended June 30, 2016 compared to net loss per share of $0.29 and $0.58 for the three and six months ended June 30, 2015. We may incur net losses in future periods due to future spending and fluctuations in our business, and we may not achieve or maintain sustained profitability in the future.

Revenues

We derive our revenues primarily from product sales and, in some periods, from contract research arrangements. We operate in one industry segment. As of June 30, 2016, the substantial majority of our product revenues have been derived from the sale of our Oncotype DX breast cancer test. Payors are billed upon generation and delivery of test results to the physician. Product revenues are recorded on a cash basis unless a contract or arrangement to pay is in place with the payor at the time of billing and collectability is reasonably assured.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Product revenues	$81,886	$70,619	$162,780	$138,771
Contract revenues	88	—	88	—
Total revenues	$81,974	$70,619	$162,868	$138,771
Period over period dollar increase in product revenues	$11,267		$24,009
Period over period percentage increase in product revenues	16%		17%

The period over period increase in product revenues resulted, in part, from increased adoption. Test volume increased by 12% and 14% for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015, respectively. Of the growth in test volume, approximately 11% and 13%, respectively, was from breast cancer tests delivered worldwide. The revenue increase exceeded the increase in test volume primarily due to 31% and 29% increase in cash revenue for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015.

International product revenues were $12.3 million or 15% and $22.7 million or 14% of product revenues for the three and six months ended June 30, 2016, respectively, compared to $9.9 million, or 14% and $20.4 million, or 15%, or product revenues, for the three and six months ended June 30, 2015, respectively.

Approximately $56.6 million, or 69%, and $115.9 million, or 71%, of product revenues for the three and six months ended June 30, 2016 were recorded on an accrual basis and recognized at the time the test results were delivered, compared to $51.3 million, or 73%, and $102.4 million, or 74%, of product revenues for the three and six months ended June 30, 2015. For all periods, the balance of product revenues was recognized upon cash collection as payments were received. The timing of recognition of revenues related to third-party payments may cause fluctuations in product revenues from period to period.

Product revenues related to Medicare patients for the three and six months ended June 30, 2016 were $17.7 million, or 22%, and $36.0 million, or 22%, of product revenues, respectively, compared to $14.1 million, or 20%, and $28.2 million, or 20%, of product revenues for the three and six months ended June 30, 2015, respectively. There were no other third-party payors comprising product revenues of 10% or more for those periods.

Cost of Product Revenues

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Tissue sample processing costs	$12,541	$10,615	$25,641	$21,014
Stock-based compensation	152	137	312	272
Total tissue sample processing costs	12,693	10,752	25,953	21,286
License fees	2,528	2,281	5,068	4,509
Total cost of product revenues	$15,221	$13,033	$31,021	$25,795
Period over period dollar increase in tissue sample processing costs	$1,926		$4,627
Period over period percentage increase in tissue sample processing costs	18%		22%

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

Tissue sample processing costs increased $1.9 million, or 18%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Tissue sample processing costs increased $4.6 million, or 22%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. These increases were driven primarily by the increase in test volume of 12% and 14%, respectively, for the three and six months ended June 30, 2016 compared to the same periods in 2015, as well as an increase in information technology cost allocation associated with the implementation of new systems. We expect the cost of product revenues to increase in future periods to the extent we process more tests.

Research and Development Expenses

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Personnel-related expenses	$8,138	$7,457	$17,882	$15,147
Stock-based compensation	1,269	1,113	2,522	2,153
Collaboration expenses	1,171	1,469	1,876	7,727
Reagents and laboratory supplies	310	594	949	1,090
Allocated information technology, facilities and other costs	2,363	2,191	4,356	4,183
Other costs	2,074	1,771	3,703	3,413
Total research and development expenses	$15,325	$14,595	$31,288	$33,713
Period over period dollar increase (decrease)	$730		$(2,425)
Period over period percentage increase (decrease)	5%		(7)%

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

The $730,000, or 5%, increase in research and development expenses for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily due to a $681,000 increase in personnel-related expenses, a $475,000 increase in allocated information technology, facilities and other costs partially offset by a $298,000 decrease in collaboration expenses and a $284,000 decrease in reagents and laboratory supplies. The increase in personnel-related expenses was primarily attributable to a $378,000 increase in bonuses and a $235,000 increase in contract labor and consulting expenses.

The $2.4 million, or 7%, decrease in research and development expenses for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to the $5.9 million decrease in collaboration expenses partially offset by a $2.7 million increase in personnel-related expenses. The $7.7 million of collaboration expenses for the six months ended June 30, 2015 includes a one-time $5.5 million expense for the wind-down of a license agreement and development program. Exclusive of this one-time expense, research and development expenses for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 increased by $3.1 million, or 11%, primarily due to a $2.7 million increase in personnel-related expenses, a $463,000 increase in allocated information technology, facilities and other costs and a $369,000 increase in stock-based compensation expense partially offset by a $351,000 decrease in collaboration expenses and a $141,000 decrease in reagents and laboratory supplies. The increase in personnel-related expenses was primarily attributable to a $1.4 million increase in salaries, benefits and related expenses due to increased headcount and higher benefits costs, a $681,000 increase in contract labor and consulting expenses and a $662,000 increase in bonuses.

We expect our research and development expenses, exclusive of the one-time expense described above, to increase in future periods due to increased investment in our new product pipeline for breast, colon, prostate and other cancers, along with increased investment in our proprietary liquid platforms.

Selling and Marketing Expenses

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Personnel-related expenses	$19,603	$19,980	$40,977	$39,250
Stock-based compensation	1,437	1,192	2,875	2,274
Promotional and marketing materials	4,452	5,096	8,117	9,392
Travel, meetings and seminars	3,917	4,005	8,615	8,340
Collaboration expenses	399	801	633	1,669
Allocated information technology, facilities and other costs	7,125	5,054	14,208	9,045
Other costs	1,056	1,115	2,064	2,625
Total selling and marketing expenses	$37,989	$37,243	$77,489	$72,595
Period over period dollar increase	$746		$4,894
Period over period percentage increase	2%		7%

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

The $746,000, or 2%, increase in selling and marketing expenses for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily due to a $2.1 million increase in allocated information technology, facilities and other costs primarily associated with the implementation of new systems and a $245,000 increase in stock-based compensation expense, partially offset by a $644,000 decrease in promotional and marketing materials, a $402,000 decrease in collaboration expenses, a $377,000 decrease in personnel-related expenses, an $88,000 decrease in travel, meetings and seminars, and a $59,000 decrease in other costs. The $377,000 decrease in personnel-related expenses was primarily attributable to a $1.1 million decrease in contract labor and consulting expenses and a $206,000 decrease in bonuses, partially offset by a $932,000 increase in salaries, benefits and related expenses due primarily to increased headcount, including new hires related to our international growth, expansion of our prostate business, annual salary increases and higher benefits costs.

The $4.9 million or 7%, increase in selling and marketing expenses for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to a $5.2 million increase in allocated information technology, facilities and other costs primarily associated with the implementation of new systems, a $1.7 million increase in personnel-related expenses, a $601,000 increase in stock-based compensation and a $275,000 increase in travel, meetings and seminars, partially offset by a $1.3 million decrease in promotional and marketing materials, a $1.0 million decrease in collaboration expenses and a $561,000 decrease in other costs. The $1.7 million increase in personnel-related expenses was primarily attributable to a $2.5 million increase in salaries, benefits and related expenses due primarily to increased headcount, including new hires related to our international growth, expansion of our prostate business, annual salary increases and higher benefits costs and a $492,000 increase in bonuses partially offset by a $1.3 million decrease in contract labor and consulting expenses.

We expect selling and marketing expenses will continue to increase in future periods due to our efforts to establish adoption of and reimbursement for our new products, continued investment in our global commercial infrastructure and increases in our sales force and incurring other expenses to support the growth of our business.

General and Administrative Expenses

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Personnel-related expenses	$13,779	$11,286	$27,978	$22,241
Stock-based compensation	1,989	1,509	3,680	3,428
Occupancy and equipment expenses	7,192	5,694	14,246	10,430
Billing and collection fees	3,023	3,125	6,030	5,297
Bad debt expense	2,220	1,650	4,499	2,671
Professional fees and other expenses	2,459	2,507	4,941	5,107
Information technology, facilities and other cost allocations	(12,125)	(9,191)	(24,399)	(17,005)
Total general and administrative expenses	$18,537	$16,580	$36,975	$32,169
Period over period dollar increase	$1,957		$4,806
Period over period percentage increase	12%		15%

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

The $2.0 million, or 12%, increase in general and administrative expenses for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily due to a $2.5 million increase in personnel expenses, a $1.5 million increase in occupancy and equipment expenses resulting from increased software license expenses and depreciation expense related to our new enterprise resource planning system and a $570,000 increase in bad debt expense partially offset by a $2.9 million increase in information technology, facilities and other costs allocated to other functional areas. Of the $2.5 million increase in personnel-related expenses, $2.0 million was attributable to an increase in salaries and benefits expenses due to increased headcount and $494,000 was attributable to an increase in bonuses.

The $4.8 million, or 15%, increase in general and administrative expenses for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to a $5.7 million increase in personnel expenses, a $3.8 million increase in occupancy and equipment expenses driven by increased software license expenses and increased depreciation expense related to our new enterprise resource planning system, a $1.8 million increase in bad debt expense and a $733,000 increase in billing and collection fees partially offset by a $7.4 million increase in information technology, facilities and other costs allocated to other functional areas. Of the $5.7 million increase in personnel-related expenses, $4.1 million was attributable to increase in salaries and benefits expenses due to increased headcount and higher benefits costs, $1.1 million was attributable to higher contract labor and consulting expenses to support growth of our business and $533,000 was attributable to an increase in bonuses.

We expect general and administrative expenses to increase in future periods as we hire additional staff and incur other expenses to support the growth of our business, and to the extent we spend more on billing and collections fees and bad debt expense.

Interest Income

Interest income was $87,000 and $165,000 for the three and six months ended June 30, 2016, respectively, compared to $55,000 and $109,000 for the three and six months ended June 30, 2015, respectively. We expect our interest income will remain nominal if the current low interest rate environment continues.

Gain on sale of equity securities

For the three and six months ended June 30, 2016 we realized gain on sale of equity securities of $676,000 and $2.0 million, respectively, in connection with the sale of a portion of our common stock of Invitae Corporation, or Invitae. There were no sales of equity securities during the three months and six months ended June 30, 2015.

Other Income (Expense), Net

Other expense, net was $150,000 and $63,000 for the three and six months ended June 30, 2016, respectively, compared to other income (expense), net of $325,000 and $(49,000) for the three and six months ended June 30, 2015, respectively. Other expense, net for the three and six months ended June 30, 2016 was primarily related to $157,000 and $83,000 of net foreign currency loses, respectively, resulting from valuation adjustments to our international accounts receivable balance. We expect other income (expense), net to continue to fluctuate based on fluctuations in exchange rates that impact our foreign currency transaction gains and losses.

Income Tax Expense (Benefit)

We recorded income tax expense of $1.6 million and $657,000 for the three and six months ended June 30, 2016, respectively, which was computed using the “discrete” (or “cut-off”) method.  The income tax expense for the three months ended June 30, 2016 is principally comprised of a deferred tax expense generated by the unrealized loss recognized during the quarter on available-for-sale marketable securities and foreign income tax expense. The income tax expense for the six months ended June 30, 2016 is principally comprised of a deferred tax expense on the sale of available-for-sale marketable securities and foreign income tax expense.  The intraperiod tax allocation rules limit the amount of benefit recognized to the lesser of year-to-date pre-tax loss or year-to-date unrealized gain recognized on available-for-sale marketable securities included in other comprehensive income. Therefore, the tax benefit will change accordingly in subsequent periods.

The income tax benefit of $1.2 million and $6.7 million for the three and six months ended 2015, respectively, was computed using the same method and was also principally comprised of a deferred tax benefit generated by the unrealized gain recognized during these periods on available-for-sale marketable securities, which is included in other comprehensive income. The deferred tax benefit for the three and six months ended June 30, 2015 was partially offset by miscellaneous state income tax and foreign tax expense on earnings of our foreign subsidiaries.

Based on all available objective evidence, management believes that it is still more likely than not that our net deferred tax assets will not be fully realized. Accordingly, we maintain a valuation allowance against all of our net deferred tax assets as of both June 30, 2016 and December 31, 2015. We will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of our deferred tax assets.

Liquidity and Capital Resources

As of June 30, 2016, we had an accumulated deficit of $240.6 million. We may incur net losses in the future, and we cannot provide assurance as to when, if ever, we will achieve sustained profitability. We expect that our research and development, selling and marketing and general and administrative expenses will increase in future periods and, as a result, we will need to continue to generate significant product revenues to achieve sustained profitability.

	June 30,	December 31,
	2016	2015
	(in thousands)
Cash, cash equivalents and marketable securities	$93,554	$94,943
Working capital	99,790	100,278

Sources (Uses) of Liquidity

Historically we have financed our operations primarily through sales of our equity securities and cash received in payment for our tests. At June 30, 2016, we had cash, cash equivalents and short-term marketable securities of $93.6 million compared to $94.9 million at December 31, 2015. The $1.3 million decrease was attributable to investments in the growth of our business, including research and development, global expansion, and activities related to reimbursement coverage of our tests, which were partially offset by the sale of equity securities.  Of the total cash, cash equivalents and marketable securities, $12.7 million relates to our investment in Invitae. As a publicly traded security, the market price of Invitae’s common stock may be subject to volatility. For example, the price of Invitae’s common stock over the 52-weeks ended July 31, 2016 has fluctuated between $5.66 per share and $11.85 per share. In accordance with our investment policy, available cash is invested in short-term and long-term, low-risk, investment-grade debt instruments. Other than our equity investment in Invitae, our cash and marketable securities are held in a variety of interest-bearing instruments including money market accounts and high-grade commercial paper and corporate bonds.

Accounts Receivable

At June 30, 2016 and December 31, 2015, $33.6 million, or 19%, and $37.2 million, or 20%, respectively, of our total assets consisted of accounts receivable. The $3.6 million decrease in accounts receivable from December 31, 2015 to June 30, 2016 was primarily attributable to increased cash collections. Days sales outstanding, or DSO, is a measure of the average number of days it takes for us to collect our accounts receivable, calculated from the date that tests are billed. At June 30, 2016 and December 31, 2015, our weighted average DSOs were 75 days. The timing of our billing and cash collections may also cause fluctuations in our monthly DSOs and accounts receivable.

The following tables summarize accounts receivable by payor mix at June 30, 2016 and December 31, 2015:

	June 30, 2016
		% of		31 - 60	61 - 90	91 - 120	121 to 180	Over 180
	Total	Total	Current	Days	Days	Days	Days	Days
	(In thousands)
Managed care and other	$31,609	84%	$10,843	$5,079	$3,119	$2,279	$4,108	$6,181
Medicare	6,115	16	4,027	369	262	340	666	451
Total	37,724	100%	$14,870	$5,448	$3,381	$2,619	$4,774	$6,632
Allowance for doubtful accounts	(4,113)
Net accounts receivable	$33,611

	December 31, 2015
		% of		31 - 60	61 - 90	91 - 120	121 to 180	Over 180
	Total	Total	Current	Days	Days	Days	Days	Days
	(In thousands)
Managed care and other	$35,488	86%	$8,284	$9,768	$3,412	$3,356	$4,319	$6,349
Medicare	5,664	14	1,936	2,626	177	81	116	728
Total	41,152	100%	$10,220	$12,394	$3,589	$3,437	$4,435	$7,077
Allowance for doubtful accounts	(3,988)
Net accounts receivable	$37,164

Cash Flows

The following table summarizes our cash flow activities:

	2016	2015
	(In thousands)
For the six months ended June 30,
Cash provided by (used in):
Operating activities	$1,845	$(10,681)
Investing activities	2,313	1,384
Financing activities	3,969	3,322
Capital expenditures (included in investing activities above)	$(6,879)	$(9,508)

Cash Provided by (Used in) Operating Activities

Cash provided by operating activities was $1.8 million for the six months ended June 30, 2016 and consisted primarily of net loss of $12.5 million, adjusted for non-cash items of $13.9 million, gain on sale of equity securities of $2.0 million and $2.4 million related to changes in operating assets and liabilities.

Cash used in operating activities was $10.7 million for the six months ended June 30, 2015 and consisted primarily of net loss of $18.7 million, adjusted for non-cash items of $5.2 million and $2.8 million related to changes in operating assets and liabilities.

Cash Provided by Investing Activities

Cash provided by investing activities for the six months ended June 30, 2016 was $2.3 million, consisting of $4.1 million in net maturities of marketable securities and $5.1 million in sales of marketable securities offset by $6.9 million in capital expenditures related to the expansion of our business.

Cash provided by investing activities for the six months ended June 30, 2015 was $1.4 million, consisting of $10.9 million in net maturities of marketable securities offset by $9.5 million in capital expenditures related to the expansion of our business.

Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2016 was $4.0 million, consisting primarily of $7.1 million of proceeds from the issuance of our common stock upon the exercise of stock options offset by $3.1 million of cash paid for tax withholdings related to net share settlements of RSUs.

Cash provided by financing activities for the six months ended June 30, 2015 was $3.3 million, consisting primarily of $6.9 million of proceeds from the issuance of our common stock upon the exercise of stock options offset by $3.6 million of cash paid for tax withholdings related to net share settlements of RSUs.

Contractual Obligations

There were no material changes during the interim period in the contractual obligations presented in the latest annual report for the year ended December 31, 2015.

Operating Capital and Capital Expenditure Requirements

We currently anticipate that our cash, cash equivalents and short-term marketable securities, together with payments for our tests, will be sufficient to fund our operations and facilities expansion plans for at least the next 12 months, including the expansion of our research and development programs, our proprietary liquid platforms development efforts, our efforts to expand adoption of and reimbursement for our tests and our international expansion efforts. We expect to spend approximately $26 million over the next 12 months for planned laboratory equipment, information technology and facilities expansion. We expect that our cash, cash equivalents and short term marketable securities will also be used to fund working capital and for other general corporate purposes, such as licensing technology rights, distribution arrangements for our tests both within and outside of the United States or expanding our direct sales capabilities worldwide.

We may also use cash to acquire or invest in complementary businesses, technologies, services or products. For example, under our collaboration agreement with Epic, we have agreed, subject to certain conditions, to invest up to an aggregate amount of $7.5 million in subordinated convertible promissory notes of Epic that will convert into Epic preferred stock upon the satisfaction of certain conditions.  In addition, we have agreed to pay to Epic up to $4.0 million upon achievement of specified milestones and, upon achievement of one of the milestones, to invest an additional $2.5 million in Epic preferred stock.

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

Our future funding requirements will depend on many factors, including the following:

•	the rate of progress in establishing and maintaining reimbursement arrangements with domestic and international third-party payors;
•	costs associated with expanding our commercial and laboratory operations, including our selling and marketing efforts;
•	the rate of progress and cost of research and development activities associated with expansion of our current tests and the development of new tests;
•	the rate of progress and cost of selling and marketing activities associated with expanding adoption of our Oncotype DX colon and prostate cancer and DCIS tests;
•	the rate of progress and cost of research and development activities associated with next generation sequencing, or NGS and our proprietary liquid platform;
•	costs associated with acquiring, licensing or investing in technologies, including NGS and our proprietary liquid platform;
•	costs associated with acquiring or investing in complementary businesses or assets;
•	expenditures in connection with strategic relationships and license agreements, including our agreement with Epic;
•	costs related to future product launches;
•	costs related to acquiring or achieving access to tissue samples and technologies;
•	costs related to filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the effect of competing technological and market developments;

•	costs related to international expansion;
•	costs and delays in product development as a result of any changes in regulatory oversight applicable to our products or operations;
•	the impact of changes in Federal, state and international taxation; and
•	the economic and other terms and timing of any collaborations, licensing or other arrangements into which we may enter or investments or acquisitions we might seek to effect.

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

Off-Balance Sheet Arrangements

As of June 30, 2016, we had no material off-balance sheet arrangements.

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

In January 2016, the FASB issued ASU No. 2016-01,"Recognition and Measurement of Financial Assets and Financial Liabilities." This ASU changes accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, it clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The guidance will become effective for us beginning in the first quarter of 2018. Early adoption is permitted. We are currently evaluating the impact that the adoption of this ASU will have on our consolidated financial statements and related disclosures.

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

At June 30, 2016, we had cash, cash equivalents and short-term marketable securities of $93.6 million. We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. The securities in our investment portfolio are classified as available for sale and are, due to their short-term nature, subject to minimal interest rate risk. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels at June 30, 2016, the impact on the fair value of these securities or our cash flows or income would not be material.

Foreign Currency Exchange Risk

Substantially all of our revenues are recognized in U.S. dollars, although a growing percentage is denominated in foreign currency as we expand into markets outside of the United States. Certain expenses related to our international activities are payable in foreign currencies. As a result, factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets will affect our financial results. We recognized net foreign currency losses of $157,000 and $83,000 for the three and six months ended June 30, 2016, respectively, compared to net foreign exchange transaction gains (losses) of $324,000 and $(62,000) for the three and six months ended June 30, 2015, respectively. The functional currency of our wholly-owned subsidiaries is the U.S. dollar, so we are not currently subject to gains and losses from foreign currency translation of the subsidiary financial statements. We currently do not hedge foreign currency exchange rate exposure. Although the impact of currency fluctuations on our financial results has been immaterial in the past, there can be no guarantee that the impact of currency fluctuations related to our international activities will not be material in the future.

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

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the second quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 ITEM 5.  OTHER INFORMATION.

On August 8, 2016, we entered into a registration rights agreement (the “Registration Rights Agreement”) with Baker Bros. Investments, L.P., Baker Bros. Investments II, L.P., 667, L.P., Baker Brothers Life Sciences, L.P., 14159, L.P. and Baker/Tisch Investments, L.P. (the “Baker Entities”), all of which are existing stockholders of our company and are affiliated with two of our directors, Felix J. Baker and Julian C. Baker. Under the Registration Rights Agreement, we agreed that, if requested by the Baker Entities, we would register their shares of our common stock for resale under the Securities Act of 1933. Our registration obligations under the Registration Rights Agreement cover all shares of our common stock now held or later acquired by the Baker Entities, will continue in effect for up to 10 years, and include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future.  The Registration Rights Agreement is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and the description of the terms of the Registration Rights Agreement is qualified in its entirety by reference to such exhibit.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS.

Risks Relating to our Business and Business Strategy

We have a history of net losses, we may incur net losses in the future, and we expect to continue to incur significant expenses to develop and market our tests, which may make it difficult for us to achieve sustained profitability.

We have historically incurred substantial net losses. From our inception in through June 30, 2016, we had an accumulated deficit of $240.6 million. We expect to continue to invest in our product pipeline, including our current Oncotype DX tests and future Oncotype SEQ and TRACK products, and in our global commercial infrastructure, our laboratory operations and next generation sequencing, or NGS, and other technology. For the three and six months ended June 30, 2016, our research and development expenses were $15.3 million and $31.3 million, respectively, and our selling and marketing expenses were $38.0 million and $77.5 million, respectively. We expect our expense levels to continue to increase for the foreseeable future as we seek to globally expand the clinical utility of our Oncotype DX breast and prostate cancer tests, drive adoption of and reimbursement for our Oncotype DX colon and prostate cancer tests and develop and commercialize new tests, including our Oncotype SEQ liquid biopsy mutation panel. As a result, we will need to generate significant growth in revenues in order to achieve sustained profitability. Our failure to achieve increased revenue or sustained profitability in the future could cause the market price of our common stock to decline.

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

The Protecting Access to Medicare Act of 2014, or PAMA, includes a substantial new payment system for clinical laboratory tests under the Clinical Laboratory Fee Schedule, or CLFS.  Under PAMA, Medicare payment rates for tests will be equal to the volume-weighted median of the private payor payment rates for the test. The payment rates calculated under PAMA are expected to apply to our tests starting January 1, 2018, and will be reviewed annually for “advanced diagnostic laboratory tests” (and every three years for other tests), based on private payor payment rates and volumes for their tests.  Laboratories that fail to report or erroneously report the required payment information may be subject to substantial civil money penalties. We believe our Oncotype DX tests each could be considered an advanced diagnostic laboratory test. We may or may not, however, seek designation as an advanced diagnostic laboratory test for any of our established tests. There can be no assurance that under PAMA adequate Medicare payment rates will continue to be assigned to our tests.

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

Reimbursement on behalf of patients covered by Medicare accounted for 22% and 20% of our product revenues for the three and six months ended June 30, 2016 and 2015, respectively. Accounts receivable on behalf of patients directly covered by Medicare represented 16% and 14% of our total accounts receivable at June 30, 2016 and December 31, 2015, respectively. While there were no other third-party payors representing 10% or more of our product revenues for these periods, there have been in the past, and may be in the future, other payors accounting for 10% or more of our product revenues. Because the majority of stage II and stage III colon cancer patients and prostate cancer patients in the United States are age 65 and over, and thus eligible for Medicare, we may become more dependent on Medicare reimbursement in the future. It is possible that Medicare or other third-party payors that provide reimbursement for our tests may suspend, revoke or discontinue coverage at any time, may require co-payments from patients, or may reduce the reimbursement rates payable to us. Any such action could have a negative impact on our revenues.

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

As part of our business strategy, we may pursue acquisitions of complementary businesses and assets, as well as technology licensing arrangements. We also may pursue strategic alliances and collaborations that leverage our core technology and industry experience to expand our product offerings or distribution, or make investments in other companies. We have recently experienced and may in the future experience losses related to the recognition of our portion of the net losses of equity method investees, and we may in the future experience impairment losses related to our investments in companies if we determine that the value of an investment is impaired. Losses related to our investments in other companies could have a material negative effect on our results of operations. We have no experience with respect to acquiring other companies and limited experience with respect to the formation of strategic alliances, collaborations and joint ventures. To the extent we enter into strategic alliances, collaborations or joint ventures, we may not have final decision making authority on the technical aspects of the products subject to such an arrangement, and we may be dependent on the ability of our collaborators to perform their obligations under our agreements with them or otherwise support any products under such arrangements. Any failure of our collaborators to so perform their obligations could negatively impact the development of our product candidates, lead to our loss of potential product revenues and otherwise diminish our expected benefits from the arrangement. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any future acquisitions by us also could result in significant write‑offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. Integration of an acquired company also may require management resources that otherwise would be available for ongoing development of our existing business. We may not identify or complete these transactions in a timely manner, on a cost‑effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance, joint venture or investment.

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

We receive a portion of our revenues and pay a portion of our expenses in currencies other than the U.S. dollar, such as the Euro, the Swiss franc, the British pound and the Canadian dollar. As a result, we are at risk from exchange rate fluctuations between such foreign currencies and the U.S. dollar, which could affect our results of operations. For the three and six months ended June 30, 2016, approximately 10% of our product revenues came from foreign denominated currencies. If the U.S. dollar strengthens against foreign currencies, as it had during 2015, the translation of these foreign currency denominated transactions will result in decreased revenues and operating expenses and increased net losses. We may not be able to offset adverse foreign currency impact with increased revenues. We have not to date utilized hedging strategies to mitigate foreign currency risk and even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

Our marketable securities are subject to risks that could adversely affect our financial results.

We invest our cash in accordance with an established internal policy in instruments which historically have been highly liquid and carried relatively low risk. However, similar types of investments have in the past and may in the future experience losses in value or liquidity issues which differ from historical patterns. In addition, in February 2015, a privately-held company in which we had invested completed its initial public offering and our investment is therefore recorded in short-term marketable securities at June 30, 2016. The fair value of this security was 24% of total short-term marketable securities as of June 30, 2016 and as a publicly-traded security, it may be subject to volatility in its market value. For example, the price of Invitae’s common stock over the 52-weeks ended July 31, 2016 has fluctuated between $5.66 per share and $11.85 per share. Should our marketable securities lose value or have their liquidity impaired, it could negatively affect our financial results and our ability to fund our operations, and we may need to seek additional financing sooner than we might otherwise. Such financing, if available, may not be available on commercially reasonable terms.

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

Some patients may decide not to use our Oncotype DX tests due to their price, all or part of which may be payable directly by the patient if the applicable payor denies reimbursement in full or in part. Even if medical practitioners recommend that their patients use our tests, patients may still decide not to use our tests, either because they do not want to be made aware of the likelihood of recurrence for the breast and colon cancer tests and likelihood of adverse pathology for the prostate cancer test or they wish to pursue a particular course of therapy regardless of test results. Additionally, the current economic environment in the United States and abroad could continue to negatively impact patients, resulting in higher co‑payments and insurance premiums or the loss of healthcare coverage, which may result in delayed medical checkups or an inability to pay for our tests. If only a small portion of the patient population decides to use our tests, we will experience limits on our revenues and our ability to achieve sustained profitability.

Our dependence on distributors for sales of our Oncotype DX tests outside of the U.S. could limit or prevent us from selling our test in foreign markets and impact our revenue.

As of June 30, 2016, we have entered into exclusive distribution agreements for the sale of our tests with distributors covering more than 90 countries. We may enter into other similar arrangements to distribute our tests in other countries in the future. We intend to continue to grow our business internationally, and to do so we may need to attract additional distributors to expand the territories in which we sell our tests. Distributors may not commit the necessary resources to market and sell our tests to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to enter into arrangements with distributors to market our tests in particular geographic areas, we may not realize long‑term international revenue growth. In addition, our revenue from distributors could be negatively impacted as a result of changes in business cycles, business or economic conditions, reimbursement rates, changes in foreign currency exchange rates that make our tests more expensive in our distributors’ local currencies or other factors that could affect their ability to pay us for tests on a timely basis or at all.

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

We compete in a rapidly evolving and highly competitive industry, and there are a number of private and public companies that offer products or have conducted research to profile genes and gene expression in breast, colon and prostate cancer, including companies such as Agendia Inc., BioTheranostics, Clarient International Ltd. (a NeoGenomics Technologies company), GenomeDx Biosciences Inc., Hologic Inc., Myriad Genetics Inc., NanoString Technologies Inc., Novartis AG, Qiagen N.V. and Sividon Diagnostics. As we expand our research, development and commercialization efforts into the liquid biopsy and pan-cancer clinical diagnostics market, we face competition from companies such as Foundation Medicine, Grail, MDxHealth, Natera Inc. and Trovagene Inc. A number of other companies have announced their intention to enter the liquid biopsy market, and we currently believe that the barrier for entry into this business is low compared to profiling genes and gene expression in cancers, primarily due to wider adoption of NGS technologies. Historically, our principal competition for our Oncotype DX tests has also come from existing diagnostic methods used by pathologists, oncologists, and urologists, and traditional diagnostic methods can be difficult to change or supplement.  We also face competition from commercial laboratories with strong distribution networks for diagnostic tests, such as Laboratory Corporation of America Holdings and Quest Diagnostics Incorporated.  Other potential competitors include companies that develop diagnostic tests such as Roche Diagnostics, a division of Roche Holding, Ltd, Siemens AG and Veridex LLC, a Johnson & Johnson company, as well as other companies and academic and research institutions.

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

As more information regarding cancer genomics becomes available to the public, we anticipate that more products aimed at identifying targeted treatment options will be developed and that these products may compete with ours. In addition, competitors may develop their own versions of our tests in countries where we did not apply for patents, where our patents have not issued or where our intellectual property rights are not recognized and compete with us in those countries, including encouraging the use of their test by physicians or patients in other countries. We have changed the list price of our tests in the past and we expect to change prices for our tests in the future. Any increase or decrease in pricing could impact reimbursement of and demand for our tests. Many of our present and potential competitors have widespread brand recognition and substantially greater financial and technical resources and development, production and marketing capabilities than we do. Others may develop lower‑priced tests that could be viewed by physicians and payors as functionally equivalent to our tests, or offer tests at prices designed to promote market penetration, which could force us to lower the list prices of our tests and impact our operating margins and our ability to achieve sustained profitability. Some competitors have developed tests cleared for marketing by the FDA. There may be a marketing differentiation or perception that an FDA‑cleared test is more desirable than tests cleared through CLIA such as our Oncotype DX tests, and that may discourage adoption of and reimbursement for our tests. Further, companies may bring to market liquid biopsy tests that cover significantly more genes than the liquid biopsy tests we may bring to market, and there could exist a perception or marketing differentiation that a higher number of genes tested via liquid biopsy is more desirable, which could discourage adoption of and reimbursement for those tests. If we are unable to compete successfully against current or future competitors, we may be unable to increase market acceptance for and sales of our tests, which could prevent us from increasing or sustaining our revenues or achieving sustained profitability and could cause the market price of our common stock to decline.

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

We may also initiate claims to defend our intellectual property or to seek relief on allegations that we use, sell, or offer to sell technology that incorporates third party intellectual property. Intellectual property litigation, regardless of outcome, is expensive and time‑consuming, could divert management’s attention from our business and have a material negative effect on our business, operating results or financial condition. In addition, revising our tests to include the non‑infringing technologies would require us to re‑validate our tests, which would be costly and time consuming. Also, we may be unaware of pending third-party patent applications that relate to our tests. Parties making infringement claims on future issued patents may be able to obtain an injunction that could prevent us from selling our tests or using technology that contains the allegedly infringing intellectual property, which could harm our business.

It is possible that a third party or patent office might take the position that one or more patents or patent applications constitute prior art in the field of genomic-based diagnostics. In such a case, we might be required to pay royalties, damages and costs to firms who own the rights to these patents, or we might be restricted from using any of the inventions claimed in those patents.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1*	Genomic Health, Inc. Amended and Restated 2005 Stock Incentive Plan, as amended.
10.2

Registration Rights Agreement dated as of August  8, 2016, between the Company and Baker Bros. Investments, L.P., Baker Bros. Investments II, L.P., 667, L.P., Baker Brothers Life Sciences, L.P., 14159, L.P. and Baker/Tisch Investments, L.P.

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

*Indicates management contract or compensatory plan or arrangement.

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

GENOMIC HEALTH, INC.

Date: August 9, 2016	By:	/s/ Kimberly J. Popovits
Kimberly J. Popovits
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2016	By:	/s/ G. Bradley Cole
G. Bradley Cole
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

GENOMIC HEALTH, INC.

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Genomic Health, Inc. Amended and Restated 2005 Stock Incentive Plan, as amended.
10.2

Registration Rights Agreement dated as of August  8, 2016, between the Company and Baker Bros. Investments, L.P., Baker Bros. Investments II, L.P., 667, L.P., Baker Brothers Life Sciences, L.P., 14159, L.P. and Baker/Tisch Investments, L.P.

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

*Indicates management contract or compensatory plan or arrangement.

#In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act.