Form 10-Q
period 2016-09-30
GENOMIC HEALTH INC
filed 2016-11-04
CIK 1131324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 33,479,260 as of October 31, 2016.

GENOMIC HEALTH, INC.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

GENOMIC HEALTH, INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$33,999	$32,533
Short-term marketable securities	64,602	62,410
Accounts receivable (net of allowance for doubtful accounts; 2016—$4,260, 2015—$3,988)	33,682	37,164
Prepaid expenses and other current assets	12,066	10,843
Total current assets	144,349	142,950
Property and equipment, net	39,465	39,746
Other assets	8,137	1,921
Total assets	$191,951	$184,617
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,411	$8,585
Accrued compensation and employee benefits	24,675	22,239
Accrued license fees	—	2,287
Accrued expenses and other current liabilities	13,599	8,922
Deferred revenues	28	431
Other current liabilities	231	208
Total current liabilities	43,944	42,672

Other liabilities	3,606	2,410
Commitments and contingencies
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	415,144	395,059
Accumulated other comprehensive income	2,804	2,752
Accumulated deficit	(243,440)	(228,169)
Treasury stock, at cost	(30,110)	(30,110)
Total stockholders’ equity	144,401	139,535
Total liabilities and stockholders’ equity	$191,951	$184,617

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Product revenues	$82,136	$73,554	$244,916	$212,325
Contract revenues	122	—	210	—
Total revenues	82,258	73,554	245,126	212,325
Operating expenses:
Cost of product revenues	13,062	13,718	44,083	39,513
Research and development	15,109	13,480	46,397	47,193
Selling and marketing	38,838	35,369	116,327	107,964
General and administrative	18,268	16,425	55,243	48,594
Total operating expenses	85,277	78,992	262,050	243,264
Loss from operations	(3,019)	(5,438)	(16,924)	(30,939)
Interest income	117	54	282	163
Gain on sale of equity securities	—	—	2,009	—
Other income (expense), net	(111)	(158)	(174)	(207)
Loss before income taxes	(3,013)	(5,542)	(14,807)	(30,983)
Income tax expense (benefit)	(193)	6,301	464	(410)
Net loss	$(2,820)	$(11,843)	$(15,271)	$(30,573)
Basic and diluted net loss per share	$(0.08)	$(0.36)	$(0.46)	$(0.95)
Shares used in computing basic and diluted net loss per share	33,391	32,498	33,141	32,294

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss	$(2,820)	$(11,843)	$(15,271)	$(30,573)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale marketable securities, net of tax expense (benefit) of $(349) for each of the three and nine months ended September 30, 2016 and $6,206 and $(765) for the three and nine months ended September 30, 2015, respectively	2,037	(10,696)	839	1,347
Reclassification adjustment for net gain on sale of equity securities included in net loss	—	—	(787)	—
Comprehensive loss	$(783)	$(22,539)	$(15,219)	$(29,226)

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Operating activities
Net loss	$(15,271)	$(30,573)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,654	5,076
Employee stock-based compensation	14,102	12,055
Write-off of previously capitalized software costs	2,600	635
Impairment of assets held for sale	56	—
Gain on disposal of property and equipment	(158)	(61)
Outside director restricted stock awarded in lieu of fees	150	150
Gain on sale of equity securities	(2,009)	—
Deferred tax benefit from unrealized gain on available-for-sale marketable securities	(349)	(765)
Changes in assets and liabilities:
Accounts receivable	3,482	1,162
Prepaid expenses and other assets	(1,456)	(383)
Accounts payable	(1,970)	(1,816)
Accrued compensation and employee benefits	2,436	3,096
Accrued expenses and other liabilities	2,777	1,863
Deferred revenues	(403)	(84)
Net cash provided by (used in) operating activities	10,641	(9,645)
Investing activities
Purchases of property and equipment	(8,788)	(16,056)
Proceeds from sale of property and equipment	8	42
Purchases of marketable securities	(56,504)	(54,605)
Maturities of marketable securities	51,257	74,505
Proceeds from sales of marketable securities	5,117	—
Other investments	(6,100)	—
Net cash (used in) provided by investing activities	(15,010)	3,886
Financing activities
Net proceeds from issuance of common stock under stock plans	9,105	7,766
Withholding taxes related to restricted stock units net share settlement	(3,270)	(3,723)
Net cash provided by financing activities	5,835	4,043
Net increase (decrease) in cash and cash equivalents	1,466	(1,716)
Cash and cash equivalents at the beginning of period	32,533	29,726
Cash and cash equivalents at the end of period	$33,999	$28,010
Non-cash investing and financing activities
Accrued purchase of property and equipment	$3,802	$4,128
Change in fair value of equity investment	$942	$2,083

See accompanying notes.

GENOMIC HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

The Company

Genomic Health, Inc. (the “Company”) is a global healthcare company that provides clinically-actionable genomic information to personalize cancer treatment. The Company develops and globally commercializes genomic‑based clinical laboratory services that analyze the underlying biology of cancer, allowing physicians and patients to make individualized treatment decisions. The Company is translating significant amounts of genomic data that will be useful for treatment planning throughout the cancer patient’s journey, from diagnosis to treatment selection and monitoring. The Company was incorporated in Delaware in August 2000. The Company’s first product, the Oncotype DX invasive breast cancer test, was launched in 2004 and is used for early stage invasive breast cancer patients to predict the likelihood of breast cancer recurrence and the likelihood of chemotherapy benefit. In January 2010, the Company launched its second product, the Oncotype DX colon cancer test, which is used to predict the likelihood of colon cancer recurrence in patients with stage II disease. In December 2011, the Company made Oncotype DX available for patients with ductal carcinoma in situ (“DCIS”), a pre‑invasive form of breast cancer. This test provides a DCIS score that is used to predict the likelihood of local recurrence. In June 2012, the Company began offering the Oncotype DX colon cancer test for use in patients with stage III disease treated with oxaliplatin‑containing adjuvant therapy. In May 2013, the Company launched the Oncotype DX prostate cancer test. The test provides a Genomic Prostate Score (“GPS”), to predict disease aggressiveness in men with low risk disease. This test is used to improve treatment decisions for prostate cancer patients, in conjunction with the Gleason score, or tumor grading. In June 2016, the Company announced the commercial launch of Oncotype SEQ Liquid Select, its first Oncotype SEQ product, for the management and monitoring of multiple cancer types.

Principles of Consolidation

The accompanying condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. The Company had two wholly-owned subsidiaries at September 30, 2016: Genomic Health International Holdings, LLC, which was established in Delaware in 2010 and supports the Company’s international sales and marketing efforts; and Oncotype Laboratories, Inc., which was established in 2012, and is inactive. Genomic Health International Holdings, LLC has 10 wholly-owned subsidiaries. The functional currency for the Company’s wholly-owned subsidiaries incorporated outside the United States is the U.S. dollar. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation and Use of Estimates

The accompanying interim period condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated balance sheet as of September 30, 2016, condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015, and condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2015 has been derived from audited financial statements, but it does not include certain information and notes required by GAAP for complete consolidated financial statements.

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

Revenue Recognition

The Company derives its revenues from product sales and contract research arrangements. The majority of the Company’s historical product revenues have been derived from the sale of the Oncotype DX breast cancer test. The Company generally bills third‑party payors upon generation and delivery of a patient report to the ordering physician. As such, the Company takes assignment of benefits and the risk of collection with the third‑party payor. The Company generally bills the patient directly for amounts owed after multiple requests for payment have been denied or only partially paid by the insurance carrier. The Company pursues case‑by‑case reimbursement where medical policies are not in place or payment history has not been established.

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

From time to time, the Company receives requests for refunds of payments, generally due to overpayments made by third-party payors. Upon becoming aware of a refund request, the Company establishes an accrued liability for tests covered by the refund request until such time as the Company determines whether or not a refund is due. Accrued refunds were $397,000 and $609,000 at September 30, 2016 and December 31, 2015, respectively, and are included in accrued expenses and other current liabilities.

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

Allowance for Doubtful Accounts

The Company accrues an allowance for doubtful accounts against its accounts receivable based on estimates consistent with historical payment experience. Bad debt expense is included in general and administrative expense on the Company’s condensed consolidated statements of operations. Accounts receivable are written off against the allowance when the appeals process is exhausted, when an unfavorable coverage decision is received or when there is other substantive evidence that the account will not be paid. The Company’s allowance for doubtful accounts as of September 30, 2016 and December 31, 2015 was $4.3 million and $4.0 million, respectively. Write-offs for doubtful accounts of $1.5 million and $5.7 million were recorded against the allowance during the three and nine months ended September 30, 2016 and write-offs of $1.7 million and $4.0 million were recorded against the allowance during the three and nine months ended September 30, 2015, respectively. Bad debt expense was $1.6 million and $6.1 million for the three and nine months ended September 30, 2016, respectively, and $2.1 million and $4.7 million for the three and nine months ended September 30, 2015, respectively.

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

During the nine months ended September 30, 2016, the Company sold a portion of its shares of the common stock of Invitae Corporation for net proceeds of $5.1 million based on a cost of $6.28 per share, resulting in a realized gain of $2.0 million. There were no shares sold during the three months ended September 30, 2016. The fair value of the remaining investment was $15.0 million at September 30, 2016. This investment, which is accounted for under the cost method, was valued at $10.7 million at September 30, 2016. Unrealized gains or losses resulting from changes in the fair value of this investment will be recorded in other comprehensive income until the securities are sold. During the nine months ended September 30, 2016, $787,000 of unrealized gain, net of tax of $448,000, related to the shares sold was reclassified out of accumulated other comprehensive income into earnings. There was no unrealized gain reclassified out of accumulated other comprehensive income into earnings during the three months ended September 30, 2016. These securities are subject to the resale limitations of Rule 144 under the Securities Act of 1933.

As of September 30, 2016 and December 31, 2015, respectively, all investments in marketable securities were classified as available for sale. These securities are carried at estimated fair value with unrealized gains and losses included in stockholders’ equity.

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

Investments in Privately Held Companies

The Company determines whether its investments in privately held companies are debt or equity based on their characteristics, in accordance with the applicable accounting guidance for such investments. The Company also evaluates the investee to determine if the entity is a variable interest entity (“VIE”) and, if so, whether the Company is the primary beneficiary of the VIE, in order to determine whether consolidation of the VIE is required in accordance with accounting guidance for consolidations. If consolidation is not required and the Company owns less than 50.1% of the voting interest of the entity, the investment is evaluated to determine if the equity method of accounting should be applied. The equity method applies to investments in common stock or in-substance common stock where the Company exercises significant influence over the investee, typically represented by ownership of 20% or more of the voting interests of an entity. If the equity method does not apply, investments in privately held companies determined to be equity securities are accounted for using the cost method. Investments in privately held companies determined to be debt securities are accounted for as available-for-sale or held-to-maturity securities, in accordance with the applicable accounting guidance for such investments.

In July 2016, the Company invested $6.1 million in subordinated convertible promissory notes of a private company.  The subordinated convertible promissory notes represent a variable interest in the investee. The Company has concluded it is not the primary beneficiary and thus has not consolidated the investee pursuant to the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810. However, the Company will continue to assess its investment and future commitments to the investee and to the extent its relationship with the investee changes, may be required to consolidate the investee in future periods. The Company determined that the investment was an available-for-sale debt security. As of September 30, 2016, the Company estimated the fair value of the subordinated convertible promissory notes to be approximately $5.8 million, which is recorded in other assets.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” to provide guidance on revenue recognition. This ASU requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. In March and April 2016, the FASB issued final amendments to clarify the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting for licenses of intellectual property. The Company is continuing to evaluate its method of adoption and the impact this ASU will have on its consolidated financial statements and related disclosures.

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

Options to purchase 602,000 and 616,000 shares of the Company’s common stock were outstanding during the three and nine months ended September 30, 2016, respectively, and 189,000 and 135,000 RSUs were outstanding during the three and nine months ended September 30, 2016, respectively, but were not included in the computation of diluted net loss per share because their effect is anti-dilutive.  Options to purchase 671,000 and 853,000 shares of the Company’s common stock were outstanding during the three and nine months ended September 30, 2015, respectively, and 106,000 and 116,000 RSUs were outstanding during the three and nine months ended September 30, 2015, respectively, but were not included in the computation of diluted net loss per share because their effect is anti-dilutive.

Note 3.  Fair Value Measurements

Fair Value Hierarchy

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis at either September 30, 2016 or December 31, 2015. The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015 by level within the fair value hierarchy:

	Actively Quoted	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance at
	Assets	Inputs	Inputs	September 30,
	Level 1	Level 2	Level 3	2016
	(In thousands)
As of September 30, 2016:
Assets
Money market deposits	$10,809	$—	$—	$10,809
Commercial paper	—	34,717	—	34,717
Corporate debt securities	—	14,883	—	14,883
Corporate equity securities	—	15,002	—	15,002
Total	$10,809	$64,602	$—	$75,411

	Actively Quoted	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance at
	Assets	Inputs	Inputs	December 31,
	Level 1	Level 2	Level 3	2015
	(In thousands)
As of December 31, 2015:
Assets
Money market deposits	$13,928	$—	$—	$13,928
Commercial paper	—	29,224	—	29,224
Corporate debt securities	—	22,359	—	22,359
Corporate equity securities	—	18,126	—	18,126
Total	$13,928	$69,709	$—	$83,637

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

In July 2016, the Company invested $6.1 million in subordinated convertible promissory notes of a private company.  As of September 30, 2016, the Company estimated the fair value of the subordinated convertible promissory notes to be approximately $5.8 million, which is not included in the table above and recorded in other assets. The subordinated convertible promissory notes are classified as Level 3 as they are valued using unobservable inputs that are primarily based on the Company’s estimate of the fair value of the underlying preferred stock into which the notes are convertible.

All of the Company’s marketable securities are classified as available-for-sale. The following tables illustrate the Company’s available-for-sale marketable securities as of the dates indicated:

	September 30, 2016
	Cost or	Gross	Gross	Total
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Commercial paper	$34,615	$102	$—	$34,717
Corporate debt securities	14,885	3	(5)	14,883
Corporate equity securities	10,749	4,253	—	15,002
Total	$60,249	$4,358	$(5)	$64,602

	December 31, 2015
	Cost or	Gross	Gross	Total
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Commercial paper	$23,684	$41	$—	$23,725
Corporate debt securities	20,569	—	(10)	20,559
Corporate equity securities	13,857	4,269	—	18,126
Total	$58,110	$4,310	$(10)	$62,410

The Company realized gains of $0 and $2.0 million on available-for-sale marketable securities for the three and nine months ended September 30, 2016, respectively.  The Company had no realized gains or losses on available-for-sale marketable securities for the three and nine months ended September 30, 2015, respectively.

All of the Company’s available-for-sale marketable securities had contractual maturities of one year or less as of September 30, 2016 and December 31, 2015.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company reviews the fair value of long-lived assets, which include property and equipment, intangible assets and investments in privately held companies, for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. During the three and nine months ended September 30, 2016, the Company wrote off $2.6 million of previously capitalized software development costs related to a project for enhanced report delivery due to delay and scope change. The impairment charge related the write off is included in the selling and marketing expenses.

Note 4. Collaboration and Commercial Technology Licensing Agreements

The Company has entered into a variety of collaboration and specimen transfer agreements relating to its development efforts. The Company recorded collaboration expenses of $1.4 million and $3.9 million for the three and nine months ended September 30, 2016, respectively, and $1.4 million and $10.8 million for the three and nine months ended September 30, 2015, respectively, relating to services provided in connection with these agreements. In addition to these expenses, some of the agreements contain provisions for royalties from inventions resulting from the collaborations. The $10.8 million of collaboration expense for the nine months ended September 30, 2015 includes a one-time $5.5 million expense for the wind-down of a license agreement and development program as described below. The Company has specified options and rights relating to joint inventions arising out of the collaborations.

The Company is a party to various agreements under which it licenses technology on a non-exclusive basis in the field of human diagnostics. Access to these licenses enables the Company to process its Oncotype DX tests. While certain agreements contain provisions for fixed annual payments, license fees are generally calculated as a percentage of product revenues, with rates that vary by agreement and may be tiered, and payments that may have annual minimum or maximum amounts. The Company recognized costs recorded under these agreements totaling $95,000 and $5.2 million for the three and nine months ended September 30, 2016, respectively, and $2.3 million and $6.9 million for the three and nine months ended September 30, 2015, respectively, which were included in cost of product revenues. The decrease in costs for these agreements for the three and nine months ended September 30, 2016 compared to the same periods in 2015, was primarily due to the satisfaction of certain royalty payment obligations. On October 28, 2016, the Company provided notice of termination of a license agreement with Roche Molecular Systems, Inc. (“Roche”), whereby the Company non-exclusively licensed from Roche a number of U.S. patents claiming nucleic acid amplification processes known as PCR, homogeneous polymerase chain reaction, and RT‑PCR.  The Company is entitled to terminate this license agreement for any reason upon 30 days’ notice, and the effective date of the termination will be November 25, 2016. The Company was required to provide royalty payments to Roche consisting of a specified percentage of the Company’s net product revenues until the date of expiration of the last to expire of the relevant patents specified in the license agreement.

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

In June 2016, the Company entered into a collaboration agreement with Epic Sciences, Inc. (“Epic”), under which the Company has been granted exclusive distribution rights to commercialize Epic’s AR-V7 liquid biopsy test in the United States. The Company has primary responsibility, in accordance with applicable laws and regulations, for marketing and promoting the test, order fulfillment, billing and collections of receivables, customer support, and providing order management systems for the test. Epic is responsible for performing analysis for all tests, performing studies including analytic and clinical validation studies, and seeking Medicare coverage and a Medicare payment rate from the Centers for Medicare and Medicaid Services (“CMS”) for the test. Future revenues generated from the test will be shared by the Company and Epic in accordance with the terms of the agreement.  Additional terms of the agreement include the Company’s obligation to pay Epic $4.0 million upon achievement of certain milestones. Also, the Company has agreed, subject to certain conditions, to invest up to an aggregate amount of $7.5 million in subordinated convertible promissory notes of Epic that will convert into preferred stock of Epic upon the satisfaction of certain conditions and, upon achievement of one of the milestones, to invest an additional $2.5 million in Epic preferred stock. The agreement has a term of 10 years, unless terminated earlier under certain circumstances. During the three and nine months ended September 30, 2016, the Company invested $6.1 million in subordinated convertible promissory notes of Epic. The subordinated convertible promissory notes have been recognized at fair value, which the Company believes is approximately $5.8 million while the difference of $305,000 has been deferred and will be recognized as additional cost of future expected purchases of Epic tests, which the Company believes will be at a discount to fair value.

The Company is required to make a series of fixed annual payments under a collaboration agreement beginning with the one year anniversary of achieving a key milestone for the Company’s DCIS clinical study in June 2014. As of September 30, 2016, a final payment of $504,000 is due in 2017.

Note 5. Commitments and Contingencies

Lease Obligations

The Company has entered into non-cancellable operating leases for laboratory and office facilities. Rental expense under operating lease agreements was $1.6 million and $4.1 million for the three and nine months ended September 30, 2016, respectively, and $993,000 and $2.9 million for the three and nine months ended September 30, 2015, respectively.

Future non‑cancelable commitments under these operating leases at September 30, 2016 were as follows:

Annual
Payments
(In thousands)
Years Ending December 31,
2016 (remainder of year)	$1,273
2017	5,221
2018	5,961
2019	6,749
2020	7,078
2021 and thereafter	9,940
Total minimum payments	$36,222

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

Note 6. Stock-Based Compensation

On September 8, 2005, the Board of Directors approved the 2005 Stock Incentive Plan (the “2005 Plan”), which was later approved by the Company’s stockholders. Pursuant to the 2005 Plan, stock options, restricted shares, stock units, including RSUs, and stock appreciation rights may be granted to employees, consultants, and outside directors of the Company. Options granted may be either incentive stock options or nonstatutory stock options. The Company initially reserved 5,000,000 shares of common stock for issuance under the 2005 Plan, effective upon the closing of the Company’s initial public offering on October 4, 2005. On June 8, 2009, the Company’s stockholders approved an amendment to the 2005 Plan to increase the shares reserved for issuance under the 2005 Plan by 3,980,000 shares. The amended and restated plan also extends the term under which awards may be granted under the 2005 Plan until January 27, 2019. On June 11, 2015, the Company’s stockholders approved an amendment to the amended and restated 2005 Plan to increase the shares reserved for issuance under the 2005 Plan by 1,500,000 shares. On June 9, 2016, the Company’s stockholders approved an amendment to the amended and restated 2005 Plan to increase the shares reserved for issuance under the 2005 Plan by 1,500,000 shares.

Stock Options

A summary of the stock option activity under the 2005 Plan for the nine months ended September 30, 2016 is as follows:

	Outstanding Options
	Number of	Weighted-Average
	Shares	Exercise Price
	(In thousands)
Balance at December 31, 2015	3,630	$23.80
Options granted	716	$26.98
Options exercised	(344)	$18.58
Options forfeited	(24)	$29.42
Options expired	(42)	$28.70
Balance at September 30, 2016	3,936	$24.75
Exercisable at September 30, 2016	2,783	$23.19
Vested and expected to vest at September 30, 2016	3,840	$24.66

Performance-Based Vesting Stock Options

In April 2016, the Company granted performance-based vesting stock options (“PV stock options”) to purchase 75,531 shares of common stock with an exercise price of $31.12 per share. The number of shares potentially issuable under PV stock options are subject to the attainment of pre-established, objective performance goals over a specified period. In addition, the awards have a service vesting criteria following the achievement of performance criteria through February 2019.

A summary of the PV stock option activity under the 2005 Plan for the nine months ended September 30, 2016 is as follows:

Outstanding PV Stock Options
	Number of	Weighted-Average
	Shares	Exercise Price
(In thousands)
Balance at December 31, 2015	—	$—
PV stock options granted	76	$31.12
PV stock options exercised	—	$—
PV stock options forfeited	—	$—
PV stock options expired	—	$—
Balance at September 30, 2016	76	$31.12
Exercisable at September 30, 2016	—	$—
Vested and expected to vest at September 30, 2016	72	$31.12

Restricted Stock Units

A summary of the RSU activity under the 2005 Plan for the nine months ended September 30, 2016 is as follows:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
	(In thousands)
Balance at December 31, 2015	682	$30.18
RSUs granted	586	$27.46
RSUs vested	(301)	$30.10
RSUs cancelled	(73)	$29.24
Balance at September 30, 2016	894	$28.50

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

A summary of the PVRSU activity under the 2005 Plan for the nine months ended September 30, 2016 is as follows:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
	(In thousands)
Balance at December 31, 2015	6	$27.21
PVRSUs granted	12	$28.09
PVRSUs vested	(6)	$27.21
PVRSUs cancelled	—	$—
Balance at September 30, 2016	12	$28.09

Restricted Stock in Lieu of Directors’ Fees

Outside members of the Company’s Board of Directors may elect to receive fully-vested restricted stock in lieu of cash compensation for services as a director. During the nine months ended September 30, 2016, the Company issued 5,245 shares of restricted stock to outside directors, with a grant date fair value of $150,000 and a weighted-average grant date fair value of $28.56 per share.

Employee Stock Purchase Plan

A total of 1,250,000 shares of common stock have been reserved for issuance under the Employee Stock Purchase Plan (“ESPP”), of which 436,624 shares were available for issuance as of September 30, 2016. Shares are issued twice yearly at the end of each offering period. During the nine months ended September 30, 2016, 119,272 shares of common stock were issued under the ESPP. As of September 30, 2016, there was $264,000 of unrecognized compensation expense related to the ESPP, which is expected to be recognized over a period of two months.

Employee Stock-Based Compensation Expense

Share-based compensation expense recognized and included in the condensed consolidated statements of operations and comprehensive income (loss) was allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Cost of product revenues	$140	$129	$451	$401
Research and development	1,123	996	3,646	3,149
Selling and marketing	1,359	1,132	4,234	3,406
General and administrative	2,091	1,671	5,771	5,099
Total	$4,713	$3,928	$14,102	$12,055

Note 7. Segment Information

The Company operates in one business segment, which primarily focuses on the development and global commercialization of genomic based clinical laboratory services that analyze the underlying biology of cancer, allowing physicians and patients to make individualized treatment decisions. As of September 30, 2016, the majority of the Company’s product revenues have been derived from sales of one product, the Oncotype DX breast cancer test.

The following table summarizes total revenue from customers by geographic region. Product revenues are attributed to countries based on ship-to location.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
United States	$70,163	$63,051	$210,302	$181,459
Outside of the United States	12,095	10,503	34,824	30,866
Total revenues	$82,258	$73,554	$245,126	$212,325

Note 8. Income Taxes

The Company recognized an income tax benefit of $193,000 and income tax expense of $464,000 for the three and nine months ended September 30, 2016, respectively, which was computed using the “discrete” (or “cut-off”) method. The income tax benefit and income tax expense for the three and nine months ended September 30, 2016, respectively, was primarily comprised of the intraperiod tax allocation of the deferred tax impact for available-for-sale marketable securities and foreign income tax expense. The intraperiod tax allocation rules limit the amount of benefit recognized to the lesser of year-to-date pre-tax loss or year-to-date unrealized gain recognized on available-for-sale marketable securities included in other comprehensive income. Therefore, the tax benefit or expense will change accordingly in subsequent periods.

For the three and nine months ended September 30, 2015, the Company recorded income tax expense of $6.3 million and an income tax benefit of $410,000, respectively, which was computed using the discrete (or “cut-off”) method. The income tax expense and income tax benefit for the three and nine months ended September 30, 2015, respectively, was primarily comprised of the intraperiod tax allocation of the deferred tax impact for available-for-sale marketable securities, miscellaneous state income tax and foreign tax expense on earnings of the Company’s foreign subsidiaries.

Based on all available objective evidence, the Company believes that it is still more likely than not that its net deferred tax assets will not be fully realized. Accordingly, the Company maintains a valuation allowance against all of its net deferred tax assets as of both September 30, 2016 and December 31, 2015. The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

The Company had $3.1 million and $2.8 million of unrecognized tax benefits at September 30, 2016 and December 31, 2015, respectively. The Company does not anticipate a material change to its unrecognized tax benefits over the next 12 months that would affect its effective tax rate. Unrecognized tax benefits may change during the next 12 months for items that arise in the ordinary course of business.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about the factors that may impact our financial results; our ability to achieve sustained profitability; our business strategy and our ability to achieve our strategic goals; our expectations regarding product revenues and the sources of those revenues; the amount of future revenues that we may derive from Medicare patients or categories of patients; our belief that we may become more dependent on Medicare reimbursement in the future; our plans to pursue reimbursement on a case-by-case basis; our ability, and expectations as to the amount of time it will take, to achieve reimbursement from third-party payors and government insurance programs for new indications of tests, new tests or in new markets; the potential impact of changes in reimbursement levels for our tests; our expectations regarding our international expansion and opportunities; our expectations for reimbursement in international markets; the potential effects of foreign currency exchange rate fluctuations; our beliefs with respect to the benefits and attributes of our tests or tests we may seek to develop in the future; the factors we believe drive demand for our tests and our ability to sustain or increase such demand; plans for, and the timeframe for the development or commercial launch of, future tests or enhancements to address different patient populations of breast, colon or prostate cancer, other types of cancer or specific cancer treatments; our ability to compete with new or existing market participants; the factors that we believe will drive reimbursement and the establishment of coverage policies; the capacity of our clinical reference laboratory to process tests and our expectations regarding capacity; our dependence on collaborative relationships to develop tests and the success of those relationships; our beliefs with respect to our collaboration with Epic Sciences; whether any tests will result from our collaborations or license agreements; the applicability of clinical results to actual outcomes; our estimates and assumptions with respect to disease incidence and potential market opportunities; the occurrence, timing, outcome or success of clinical trials or studies; our expectations regarding timing of the announcement or publication of research results; the benefits of our technology platform; the economic benefits of our tests to the healthcare system; the ability of our tests to impact treatment decisions; our beliefs regarding our competitive position; our expectations regarding new and future technologies, including non-invasive test technology, and their potential benefits; our beliefs regarding the benefits of genomic analysis in various patient populations; our expectations regarding clinical development processes future tests may follow; our expectation regarding our future research and development, general and administrative and sales and marketing expenses and our anticipated uses of those funds; our expectations regarding capital expenditures; our ability to comply with the requirements of being a public company; our expectations regarding future levels of bad debt expense and billing and collections fees; our ability to attract and retain experienced personnel; the adequacy of our product liability insurance; our anticipated cash needs and our estimates regarding our capital requirements; our need for additional financing; our expected future sources of cash; our compliance with federal, state and foreign regulatory requirements; the potential impact resulting from the regulation of our tests by the U.S. Food and Drug Administration, or FDA, and other similar non-U.S. regulators; our belief that our tests are properly regulated under the Clinical Laboratory Improvement Amendments of 1988, or CLIA; the impact of new or changing policies, regulation or legislation, or of judicial decisions, on our business and reimbursement for our tests; the impact of seasonal fluctuations and economic conditions on our business; our belief that we have taken reasonable steps to protect our intellectual property and that we have all rights necessary to commercialize our tests; the impact of changing interest rates; our beliefs regarding our unrecognized tax benefits or our valuation allowance; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; the impact of the economy on our business, patients and payors; and anticipated trends and challenges in our business and the markets in which we operate.

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

In January 2004, we launched our first Oncotype DX test, which is used to predict the likelihood of cancer recurrence and the likelihood of chemotherapy benefit in early stage invasive breast cancer patients. In January 2010, we launched our second Oncotype DX test, the first multigene expression test developed to assess risk of recurrence in stage II colon cancer patients. In late December 2011, we made Oncotype DX available for patients with DCIS, a pre-invasive form of breast cancer. In June 2012, we extended our offering of the Oncotype DX colon cancer test to patients with stage III disease treated with oxaliplatin-containing adjuvant therapy. In May 2013, we launched our Oncotype DX prostate cancer test, which is used to predict disease aggressiveness in men with low risk disease. In June 2016, we launched Oncotype SEQ Liquid Select, our first Oncotype SEQ product, for the management and monitoring of multiple cancer types. As of October 31, 2016, the list price of our Oncotype DX breast cancer tests in the United States was $4,620, the list price of our Oncotype DX colon cancer test was $4,420 and the list price of our Oncotype DX prostate cancer test was $4,520. The substantial majority of our historical revenues have been derived from the sale of Oncotype DX breast cancer tests ordered by physicians in the United States.

For the three and nine months ended September 30, 2016, more than 29,990 and  88,560 Oncotype DX test reports were delivered for use in treatment planning, compared to more than 27,820 and 79,340 test reports delivered for the same periods in 2015. All of our tests are conducted at our clinical reference laboratory in Redwood City, California. Our clinical reference laboratory processing capacity is currently approximately 140,000 tests annually, and has significant expansion capacity with incremental increases in laboratory personnel and equipment. The Oncotype DX breast, colon, and prostate cancer tests analyze different genes. However, all of the tests are based on a similar Oncotype DX reverse transcription polymerase chain reaction, or RT-PCR platform. We believe that we currently have sufficient capacity to process current demand for our tests.

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

Analytical validation results for Oncotype SEQ were presented at the European Society for Medical Oncology congress in Copenhagen, Denmark in October 2016, which demonstrated that Oncotype SEQ is highly sensitive, specific and reproducible.   The validation study established the per-sample specificity of Oncotype SEQ to be greater than 99 percent. Sensitivity was also very high in that 95 percent of the time, the test was able to detect cell free DNA from the tumor at the low frequencies (0.19%-0.56%) commonly found in the plasma of patients with metastatic cancer. Study results also demonstrated that Oncotype SEQ was highly reproducible by detecting more than 95 percent of all observed variants in each run, underscoring the accuracy of the test results.

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

Technology

Next Generation Technologies

When the presence of tumor-derived DNA in blood or urine is high and persists or increases over time, the cancer is likely growing and a new course of treatment may be appropriate. We plan on monitoring this tumor-derived DNA through a variety of technologies to expand our focus beyond early‑stage treatment decision support toward patients with later‑stage disease to help guide therapeutic choices, monitor progression and response to therapeutics, and monitor disease recurrence. Although the first product we launched uses cell-free circulating tumor DNA in blood, we may pursue additional research and development opportunities using other analytes such as circulating tumor cells, RNA, and proteins.  Additionally, while we are aggressively expanding our use of NGS for future clinical development in tandem with our existing RT-PCR approach, we might also use a number of other technologies across our various development programs and to implement our products. We have begun to further advance our research and development pipeline with NGS to develop non‑invasive liquid biopsy tests that can be performed on blood or urine, such as our Oncotype SEQ liquid biopsy mutation panel. The positive results from our first two feasibility studies were presented in December 2014, demonstrating our ability to detect the presence of bladder cancer in urine and breast cancer in blood. We continue to work on developing non-invasive tests for real-time patient monitoring. While early‑stage cancer continues to represent a significant opportunity with near‑term revenue potential, we now have the opportunity to expand our business further along the patient’s cancer journey.

Next Generation Sequencing

We have selected NGS to be our primary technology for future biomarker discovery and have begun using NGS for future clinical development and product implementation in tandem with our existing RT‑PCR based approach. NGS technologies parallelize the sequencing process, producing thousands or millions of sequences at once, and are intended to provide nucleic acid sequence information at lower cost than standard methods. We have created proprietary methods for NGS of formalin-fixed, paraffin-embedded, or FPE, tissue, tissue nucleic acids, and created bioinformatics programs and infrastructure for data storage and analysis. We have also explored the combination and superimposition of certain whole transcriptome derived RNA information (standardized expression; univariate biomarker direction of association) on genomic information to reveal the genomic landscapes of cancers. Employing NGS methods, we have also demonstrated feasibility for fusion transcript and mutation detection in RNA from FPE tissue samples and copy number aberration and structural variation mutations in DNA from FPE tissue samples.

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

As of the date of this report, we have not experienced a loss of principal on any of our short-term marketable securities, and we expect that we will continue to be able to access or liquidate these investments as needed to support our business activities. We periodically monitor the financial position of our significant third-party payors, which include Medicare and managed care companies. As of the date of this report, we do not expect the current economic environment to have a material negative impact on our ability to collect payments from third-party payors in the foreseeable future. We believe the economic environment and changes in the healthcare system continued to impact product payment cycles, growth in tests delivered and product revenue generated during the three and nine months ended September 30, 2016. We intend to continue to assess the impact of the economic environment on our business activities. If the economic environment does not improve or deteriorates, our business including our patient population, government and third-party payors and our distributors and suppliers could be negatively affected, resulting in a negative impact on our product revenues.

U.S. Healthcare Reimbursement and Regulatory Environment

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

We received a specific CPT code for our Oncotype DX invasive breast cancer test effective January 1, 2015. Medicare has established a national limitation amount for this code under the gapfill process that maintains the contractor amount currently in effect through 2016. New rates calculated using the methodology under the Protecting Access to Medicare Act of 2014, or PAMA, are expected to be adopted in 2017.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, management evaluates its significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates. Estimates are assessed each period and updated to reflect current information. A summary of our critical accounting policies is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our critical accounting policies during the quarter ended September 30, 2016.

Results of Operations

Three and Nine Months Ended September 30, 2016 and 2015

We recognized a net loss of $2.8 million and $15.3 million for the three and nine months ended September 30, 2016 compared to a net loss of $11.8 million and $30.6 million for the three and nine months ended September 30, 2015. On a basic and diluted per share basis, net loss per share was $0.08 and $0.46 for the three and nine months ended September 30, 2016 compared to net loss per share of $0.36 and $0.95 for the three and nine months ended September 30, 2015. We may incur net losses in future periods due to future spending and fluctuations in our business, and we may not achieve or maintain sustained profitability in the future.

Revenues

We derive our revenues primarily from product sales and, in some periods, from contract research arrangements. We operate in one industry segment. As of September 30, 2016, the substantial majority of our product revenues have been derived from the sale of our Oncotype DX breast cancer test. Payors are billed upon generation and delivery of test results to the ordering physician. Product revenues are recorded on a cash basis unless a contract or arrangement to pay is in place with the payor at the time of billing and collectability is reasonably assured.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Product revenues	$82,136	$73,554	$244,916	$212,325
Contract revenues	122	—	210	—
Total revenues	$82,258	$73,554	$245,126	$212,325
Period over period dollar increase in product revenues	$8,582		$32,591
Period over period percentage increase in product revenues	12%		15%

The period over period increase in product revenues resulted, in part, from increased adoption. Test volume increased by 8% and 12% for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015, respectively. Of the growth in test volume, approximately 7% and 11%, respectively, was from breast cancer tests delivered worldwide. The revenue increase exceeded the increase in test volume primarily due to a 26% and 28% increase in cash revenue for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015.

International product revenues were $12.1 million, or 15%, and $34.8 million, or 14%, of product revenues for the three and nine months ended September 30, 2016, respectively, compared to $10.5 million, or 14%, and $30.9 million, or 15%, or product revenues, for the three and nine months ended September 30, 2015, respectively.

Approximately $57.5 million, or 70%, and $173.4 million, or 71%, of product revenues for the three and nine months ended September 30, 2016 were recorded on an accrual basis and recognized at the time the test results were delivered, compared to $54.1million, or 74%, and $156.5 million, or 74%, of product revenues for the three and nine months ended September 30, 2015. For all periods, the balance of product revenues was recognized upon cash collection as payments were received. The timing of recognition of revenues related to third-party payments may cause fluctuations in product revenues from period to period.

Product revenues related to Medicare patients for the three and nine months ended September 30, 2016 were $17.3 million, or 21%, and $52.3 million, or 21%, of product revenues, respectively, compared to $15.1 million, or 20%, and $43.2 million, or 20%, of product revenues for the three and nine months ended September 30, 2015, respectively. There were no other third-party payors comprising product revenues of 10% or more for those periods.

Cost of Product Revenues

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Tissue sample processing costs	$12,827	$11,246	$38,468	$32,261
Stock-based compensation	140	129	451	401
Total tissue sample processing costs	12,967	11,375	38,919	32,662
License fees	95	2,343	5,164	6,851
Total cost of product revenues	$13,062	$13,718	$44,083	$39,513
Period over period dollar increase in tissue sample processing costs	$1,581		$6,207
Period over period percentage increase in tissue sample processing costs	14%		19%

Cost of product revenues represents the cost of materials, direct labor, equipment and infrastructure expenses associated with processing tissue samples (including sample accessioning, histopathology, anatomical pathology, paraffin extraction, RT‑PCR, quality control analyses and shipping charges to transport tissue samples) and license fees. Infrastructure expenses include allocated facility occupancy and information technology costs. Costs associated with performing our tests are recorded as tests are processed. Costs recorded for tissue sample processing represent the cost of all the tests processed during the period regardless of whether revenue was recognized with respect to that test. Historically, royalties for licensed technology calculated as a percentage of product revenues and fixed annual payments relating to the launch and commercialization of Oncotype DX tests were recorded as license fees in cost of product revenues at the time product revenues are recognized or in accordance with other contractual obligations. For the three and nine months ended September 30, 2016, the decrease in license fees is primarily due to the satisfaction of certain royalty payment obligations for the license of PCR patents under a license agreement with Roche Molecular Systems, Inc. In previous periods, license fees were generally calculated as a percentage of product revenues, however, the percentage change in license fees does not correlate exactly to the percentage change in product revenues because certain agreements contain provisions for fixed annual payments and other agreements have tiered rates and payments that may be capped at annual minimum or maximum amounts. Historically, License fees have represented a significant component of our cost of product.

Tissue sample processing costs increased $1.6 million, or 14%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Tissue sample processing costs increased $6.2 million, or 19%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. These increases were driven primarily by the increase in test volume of 8% and 12%, respectively, for the three and nine months ended September 30, 2016 compared to the same periods in 2015, as well as an increase in information technology cost allocation associated with the implementation of new systems. We expect the cost of product revenues to increase in future periods to the extent we process more tests.

Research and Development Expenses

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Personnel-related expenses	$7,637	$7,598	$25,518	$22,744
Stock-based compensation	1,123	996	3,646	3,149
Collaboration expenses	1,016	411	2,891	8,138
Reagents and laboratory supplies	622	981	1,571	2,071
Allocated information technology, facilities and other costs	3,231	1,953	7,588	6,136
Other costs	1,480	1,541	5,183	4,955
Total research and development expenses	$15,109	$13,480	$46,397	$47,193
Period over period dollar increase (decrease)	$1,629		$(796)
Period over period percentage increase (decrease)	12%		(2)%

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

The $1.6 million or 12%, increase in research and development expenses for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily due to a $1.3 million increase in allocated information technology, facilities and other costs and a $605,000 increase in collaboration expense partially offset by a $359,000 decrease in reagents and laboratory supplies.

The $796,000, or 2%, decrease in research and development expenses for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to the $5.3 million decrease in collaboration expenses partially offset by a $2.8 million increase in personnel-related expenses. The $8.1 million of collaboration expenses for the nine months ended September 30, 2015 includes a one-time $5.5 million expense for the wind-down of a license agreement and development program. Exclusive of this one-time expense, research and development expenses for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 increased by $4.7 million, or 11%, primarily due to a $2.8 million increase in personnel-related expenses, a $1.5 million increase in allocated information technology, facilities and other costs and a $497,000 increase in stock-based compensation expense partially offset by a $500,000 decrease in reagents and laboratory supplies. The increase in personnel-related expenses was primarily attributable to a $1.4 million increase in salaries, benefits and related expenses due to increased headcount and higher benefits costs and a $1.1 million increase in bonuses.

We expect our research and development expenses, exclusive of the one-time expense described above, to increase in future periods due to increased investment in our new product pipeline for breast, colon, prostate and other cancers, along with increased investment in our proprietary liquid platforms.

Selling and Marketing Expenses

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Personnel-related expenses	$19,303	$18,965	$60,280	$58,214
Stock-based compensation	1,359	1,132	4,234	3,406
Promotional and marketing materials	3,864	4,005	11,981	13,397
Travel, meetings and seminars	3,512	3,770	12,127	12,111
Collaboration expenses	347	964	980	2,634
Allocated information technology, facilities and other costs	6,783	5,462	20,992	14,506
Other costs	3,670	1,071	5,733	3,696
Total selling and marketing expenses	$38,838	$35,369	$116,327	$107,964
Period over period dollar increase	$3,469		$8,363
Period over period percentage increase	10%		8%

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

The $3.5 million, or 10%, increase in selling and marketing expenses for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily due to a $2.6 million increase in other costs from the write off of previously capitalized software development costs and a $1.3 million increase in allocated information technology, facilities and other costs primarily associated with the implementation of new systems partially offset by a $617,000 decrease in collaboration expense.

The $8.4 million or 8%, increase in selling and marketing expenses for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to a $6.5 million increase in allocated information technology, facilities and other costs primarily associated with the implementation of new systems, a $2.1 million increase in personnel-related expenses, a $2.0 million increase in other costs from the write off of previously capitalized software development costs and an $828,000 increase in stock-based compensation partially offset by a $1.6 million decrease in collaboration expenses and a $1.4 million decrease in promotional and marketing materials. The $2.1 million increase in personnel-related expenses was primarily attributable to a $3.4 million increase in salaries, benefits and related expenses due primarily to increased headcount, including new hires related to our international growth, expansion of our prostate business, annual salary increases and higher benefits costs and a $332,000 increase in bonuses partially offset by a $1.7 million decrease in contract labor and consulting expenses.

We expect selling and marketing expenses will continue to increase in future periods due to our efforts to establish adoption of and reimbursement for our new products, continued investment in our global commercial infrastructure and increases in our sales force and incurring other expenses to support the growth of our business.

General and Administrative Expenses

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Personnel-related expenses	$14,440	$11,015	$42,418	$33,257
Stock-based compensation	2,091	1,671	5,771	5,099
Occupancy and equipment expenses	7,525	6,511	21,771	16,942
Billing and collection fees	2,524	2,448	8,554	7,745
Bad debt expense	1,597	2,056	6,096	4,727
Professional fees and other expenses	2,954	2,413	7,895	7,520
Information technology, facilities and other cost allocations	(12,863)	(9,689)	(37,262)	(26,696)
Total general and administrative expenses	$18,268	$16,425	$55,243	$48,594
Period over period dollar increase	$1,843		$6,649
Period over period percentage increase	11%		14%

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

The $1.8 million, or 11%, increase in general and administrative expenses for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily due to a $3.4 million increase in personnel expenses, and a $1.0 million increase in occupancy and equipment expenses resulting from increased software license expenses and depreciation expense related to our new enterprise resource planning system partially offset by a $3.2 million increase in information technology, facilities and other costs allocated to other functional areas. Of the $3.4 million increase in personnel-related expenses, $2.5 million was attributable to an increase in salaries and benefits expenses due to increased headcount and $736,000 was attributable to an increase in bonuses.

The $6.6 million, or 14%, increase in general and administrative expenses for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to a $9.2 million increase in personnel expenses, a $4.8 million increase in occupancy and equipment expenses driven by increased software license expenses and increased depreciation expense related to our new enterprise resource planning system, a $1.4 million increase in bad debt expense and an $809,000 increase in billing and collection fees partially offset by a $10.6 million increase in information technology, facilities and other costs allocated to other functional areas. Of the $9.2 million increase in personnel-related expenses, $6.6 million was attributable to increase in salaries and benefits expenses due to increased headcount and higher benefits costs, $1.3 million was attributable to higher contract labor and consulting expenses to support growth of our business and $1.3 million was attributable to an increase in bonuses.

We expect general and administrative expenses to increase in future periods as we hire additional staff and incur other expenses to support the growth of our business, and to the extent we spend more on billing and collections fees and bad debt expense.

Interest Income

Interest income was $117,000 and $282,000 for the three and nine months ended September 30, 2016, respectively, compared to $54,000 and $163,000 for the three and nine months ended September 30, 2015, respectively. We expect our interest income will remain nominal if the current low interest rate environment continues.

Gain on sale of equity securities

For the three and nine months ended September 30, 2016, we realized gain on sale of equity securities of $0 and $2.0 million, respectively, in connection with the sale of a portion of our common stock of Invitae Corporation, or Invitae. There were no sales of equity securities during the three months and nine months ended September 30, 2015.

Other Income (Expense), Net

Other expense, net was $111,000 and $174,000 for the three and nine months ended September 30, 2016, respectively, compared to other expense, net of $158,000 and $207,000 for the three and nine months ended September 30, 2015, respectively. Other expense, net for the three and nine months ended September 30, 2016 was primarily related to $118,000 and $201,000 of net foreign currency loses, respectively, resulting from valuation adjustments to our international accounts receivable balance. We expect other income (expense), net to continue to fluctuate based on fluctuations in exchange rates that impact our foreign currency transaction gains and losses.

Income Tax Expense (Benefit)

We recorded an income tax benefit of $193,000 and income tax expense of $464,000 for the three and nine months ended September 30, 2016, respectively, which was computed using the “discrete” (or “cut-off”) method. The income tax benefit and  income tax expense for the three and nine months ended September 30, 2016, respectively, was primarily comprised of the intraperiod tax allocation of the deferred tax impact for available-for-sale marketable securities and foreign income tax expense. The intraperiod tax allocation rules limit the amount of benefit recognized to the lesser of year-to-date pre-tax loss or year-to-date unrealized gain recognized on available-for-sale marketable securities included in other comprehensive income. Therefore, the tax benefit will change accordingly in subsequent periods.

For the three and nine months ended September 30, 2015, we recorded an income tax expense of  $6.3 million and an income tax benefit of $410,000, respectively, which was computed using the discrete (or “cut-off”) method. The income tax expense and income tax benefit for the three and nine months ended September 30, 2015, respectively, was primarily comprised of the intraperiod tax allocation of the deferred tax impact for available-for-sale marketable securities, miscellaneous state income tax and foreign tax expense on earnings of our foreign subsidiaries.

Based on all available objective evidence, management believes that it is still more likely than not that our net deferred tax assets will not be fully realized. Accordingly, we maintain a valuation allowance against all of our net deferred tax assets as of both September 30, 2016 and December 31, 2015. We will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of our deferred tax assets.

Liquidity and Capital Resources

As of September 30, 2016, we had an accumulated deficit of $243.4 million. We may incur net losses in the future, and we cannot provide assurance as to when, if ever, we will achieve sustained profitability. We expect that our research and development, selling and marketing and general and administrative expenses will increase in future periods and, as a result, we will need to continue to generate significant product revenues to achieve sustained profitability.

	September 30,	December 31,
	2016	2015
	(in thousands)
Cash, cash equivalents and short-term marketable securities	$98,601	$94,943
Working capital	100,405	100,278

Sources (Uses) of Liquidity

Historically we have financed our operations primarily through sales of our equity securities and cash received in payment for our tests. At September 30, 2016, we had cash, cash equivalents and short-term marketable securities of

$98.6 million compared to $94.9 million at December 31, 2015. The $3.7 million increase was attributable to increased cash collections from increased sales of our tests and sale of equity securities offset by investments in the growth of our business, including research and development, global expansion, and activities related to reimbursement coverage of our tests.  Of the total cash, cash equivalents and marketable securities, $15.0 million relates to our investment in Invitae. As a publicly traded security, the market price of Invitae’s common stock may be subject to volatility. For example, the price of Invitae’s common stock over the 52-weeks ended October 31, 2016 has fluctuated between $5.66 per share and $11.85 per share. In accordance with our investment policy, available cash is invested in short-term and long-term, low-risk, investment-grade debt instruments. Other than our equity investment in Invitae, our cash and marketable securities are held in a variety of interest-bearing instruments including money market accounts and high-grade commercial paper and corporate bonds.

Accounts Receivable

At September 30, 2016 and December 31, 2015, $33.7 million, or 18%, and $37.2 million, or 20%, respectively, of our total assets consisted of accounts receivable. The $3.5 million decrease in accounts receivable from December 31, 2015 to September 30, 2016 was primarily attributable to increased cash collections. Days sales outstanding, or DSO, is a measure of the average number of days it takes for us to collect our accounts receivable, calculated from the date that tests are billed. At September 30, 2016 and December 31, 2015, our weighted average DSOs were 73 days and 75 days, respectively. The timing of our billing and cash collections may also cause fluctuations in our monthly DSOs and accounts receivable.

The following tables summarize accounts receivable by payor mix at September 30, 2016 and December 31, 2015:

	September 30, 2016
		% of		31 - 60	61 - 90	91 - 120	121 to 180	Over 180
	Total	Total	Current	Days	Days	Days	Days	Days
	(In thousands)
Managed care and other	$31,457	83%	$12,055	$4,830	$3,165	$2,277	$2,892	$6,238
Medicare	6,485	17	4,429	249	203	282	389	933
Total	37,942	100%	$16,484	$5,079	$3,368	$2,559	$3,281	$7,171
Allowance for doubtful accounts	(4,260)
Net accounts receivable	$33,682

	December 31, 2015
		% of		31 - 60	61 - 90	91 - 120	121 to 180	Over 180
	Total	Total	Current	Days	Days	Days	Days	Days
	(In thousands)
Managed care and other	$35,488	86%	$8,284	$9,768	$3,412	$3,356	$4,319	$6,349
Medicare	5,664	14	1,936	2,626	177	81	116	728
Total	41,152	100%	$10,220	$12,394	$3,589	$3,437	$4,435	$7,077
Allowance for doubtful accounts	(3,988)
Net accounts receivable	$37,164

Cash Flows

The following table summarizes our cash flow activities:

	2016	2015
	(In thousands)
For the nine months ended September 30,
Cash provided by (used in):
Operating activities	$10,641	$(9,645)
Investing activities	(15,010)	3,886
Financing activities	5,835	4,043
Capital expenditures (included in investing activities above)	$(8,788)	$(16,056)

Cash Provided by (Used in) Operating Activities

Cash provided by operating activities was $10.6 million for the nine months ended September 30, 2016 and consisted primarily of net loss of $15.3 million, adjusted for non-cash items of $23.0 million, gain on sale of equity securities of $2.0 million and $4.9 million related to changes in operating assets and liabilities.

Cash used in operating activities was $9.6 million for the nine months ended September 30, 2015 and consisted primarily of net loss of $30.6 million, adjusted for non-cash items of $17.2 million and $3.8 million related to changes in operating assets and liabilities.

Cash (Used in) Provided by Investing Activities

Cash used in investing activities for the nine months ended September 30, 2016 was $15.0 million, consisting of $8.9 million in capital expenditures related to the expansion of our business, $6.1 million in other investments related to our collaboration agreement with Epic and $5.2 million in net purchase of marketable securities offset by $5.1 million in sales of marketable securities.

Cash provided by investing activities for the nine months ended September 30, 2015 was $3.9 million, consisting of $19.9 million in net maturities of marketable securities offset by $16.0 million in capital expenditures related to the expansion of our business.

Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2016 was $5.8 million, consisting primarily of $9.1 million of proceeds from the issuance of our common stock upon the exercise of stock options offset by $3.3 million of cash paid for tax withholdings related to net share settlements of RSUs.

Cash provided by financing activities for the nine months ended September 30, 2015 was $4.0 million, consisting primarily of $7.7 million of proceeds from the issuance of our common stock upon the exercise of stock options offset by $3.7 million of cash paid for tax withholdings related to net share settlements of RSUs.

Contractual Obligations

There were no material changes during the interim period in the contractual obligations presented in the latest annual report for the year ended December 31, 2015.

Operating Capital and Capital Expenditure Requirements

We currently anticipate that our cash, cash equivalents and short-term marketable securities, together with payments for our tests, will be sufficient to fund our operations and facilities expansion plans for at least the next 12 months, including the expansion of our research and development programs, our proprietary liquid platforms development efforts, our efforts to expand adoption of and reimbursement for our tests and our international expansion efforts. We expect to spend approximately $14 million over the next 12 months for planned laboratory equipment, information technology and facilities expansion. We expect that our cash, cash equivalents and short term marketable securities will also be used to fund working capital and for other general corporate purposes, such as licensing technology rights, distribution arrangements for our tests both within and outside of the United States or expanding our direct sales capabilities worldwide.

We may also use cash to acquire or invest in complementary businesses, technologies, services or products. For example, under our collaboration agreement with Epic, we have agreed, subject to certain conditions, to invest an additional $1.4 million in subordinated convertible promissory notes of Epic that will convert into Epic preferred stock upon the satisfaction of certain conditions. In addition, we have agreed to pay to Epic up to $4.0 million upon achievement of specified milestones and, upon achievement of one of the milestones, to invest an additional $2.5 million in Epic preferred stock. To date we have invested $6.1 million in Epic’s subordinated convertible promissory notes.

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

Off-Balance Sheet Arrangements

As of September 30, 2016, we had no material off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” to provide guidance on revenue recognition. This ASU requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. In March and April 2016, the FASB issued final amendments to clarify the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting for licenses of intellectual property. We are continuing to evaluate our method of adoption and the impact this ASU will have on our consolidated financial statements and related disclosures.

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

At September 30, 2016, we had cash, cash equivalents and short-term marketable securities of $98.6 million. We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. The securities in our investment portfolio are classified as available for sale and are, due to their short-term nature, subject to minimal interest rate risk. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels at September 30, 2016, the impact on the fair value of these securities or our cash flows or income would not be material.

Foreign Currency Exchange Risk

Substantially all of our revenues are recognized in U.S. dollars, although a growing percentage is denominated in foreign currency as we expand into markets outside of the United States. Certain expenses related to our international activities are payable in foreign currencies. As a result, factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets will affect our financial results. We recognized net foreign currency losses of $118,000 and $201,000 for the three and nine months ended September 30, 2016, respectively, compared to net foreign exchange transaction losses of $197,000 and $259,000 for the three and nine months ended September 30, 2015, respectively. The functional currency of our wholly-owned subsidiaries is the U.S. dollar, so we are not currently subject to gains and losses from foreign currency translation of the subsidiary financial statements. We currently do not hedge foreign currency exchange rate exposure. Although the impact of currency fluctuations on our financial results has been immaterial in the past, there can be no guarantee that the impact of currency fluctuations related to our international activities will not be material in the future.

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

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the third quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS.

Risks Relating to our Business and Business Strategy

We have a history of net losses, we may incur net losses in the future, and we expect to continue to incur significant expenses to develop and market our tests, which may make it difficult for us to achieve sustained profitability.

We have historically incurred substantial net losses. From our inception in through September 30, 2016, we had an accumulated deficit of $243.4 million. We expect to continue to invest in our product pipeline, including our current Oncotype DX tests and future Oncotype SEQ and TRACK products, and in our global commercial infrastructure, our laboratory operations and next generation sequencing, or NGS, and other technology. For the three and nine months ended September 30, 2016, our research and development expenses were $15.1 million and $46.4 million, respectively, and our selling and marketing expenses were $38.8 million and $116.3 million, respectively. We expect our expense levels to continue to increase for the foreseeable future as we seek to globally expand the clinical utility of our Oncotype DX breast and prostate cancer tests, drive adoption of and reimbursement for our Oncotype DX colon and prostate cancer tests and develop and commercialize new tests, including our Oncotype SEQ liquid biopsy mutation panel. As a result, we will need to generate significant growth in revenues in order to achieve sustained profitability. Our failure to achieve increased revenue or sustained profitability in the future could cause the market price of our common stock to decline.

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

Reimbursement on behalf of patients covered by Medicare accounted for 21% of our product revenue for the three and nine months ended September 30, 2016 and 20%  of our product revenue for the three and nine months ended September 30, 2015, respectively. Accounts receivable on behalf of patients directly covered by Medicare represented 17% and 14% of our total accounts receivable at September 30, 2016 and December 31, 2015, respectively. While there were no other third-party payors representing 10% or more of our product revenues for these periods, there have been in the past, and may be in the future, other payors accounting for 10% or more of our product revenues. Because the majority of stage II and stage III colon cancer patients and prostate cancer patients in the United States are age 65 and over, and thus eligible for Medicare, we may become more dependent on Medicare reimbursement in the future. It is possible that Medicare or other third-party payors that provide reimbursement for our tests may suspend, revoke or discontinue coverage at any time, may require co-payments from patients, or may reduce the reimbursement rates payable to us. Any such action could have a negative impact on our revenues.

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

We receive a portion of our revenues and pay a portion of our expenses in currencies other than the U.S. dollar, such as the Euro, the Swiss franc, the British pound and the Canadian dollar. As a result, we are at risk from exchange rate fluctuations between such foreign currencies and the U.S. dollar, which could affect our results of operations. For the three and nine months ended September 30, 2016, approximately 10% of our product revenues came from foreign denominated currencies. If the U.S. dollar strengthens against foreign currencies, as it had during 2015, the translation of these foreign currency denominated transactions will result in decreased revenues and operating expenses and increased net losses. We may not be able to offset adverse foreign currency impact with increased revenues. We have not to date utilized hedging strategies to mitigate foreign currency risk and even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

Our marketable securities are subject to risks that could adversely affect our financial results.

We invest our cash in accordance with an established internal policy in instruments which historically have been highly liquid and carried relatively low risk. However, similar types of investments have in the past and may in the future experience losses in value or liquidity issues which differ from historical patterns. In addition, in February 2015, a privately-held company in which we had invested completed its initial public offering and our investment is therefore recorded in short-term marketable securities at September 30, 2016. The fair value of this security was 23% of total short-term marketable securities as of September 30, 2016 and as a publicly-traded security, it may be subject to volatility in its market value. For example, the price of Invitae’s common stock over the 52-weeks ended October 31, 2016 has fluctuated between $5.66 per share and $11.85 per share. Should our marketable securities lose value or have their liquidity impaired, it could negatively affect our financial results and our ability to fund our operations, and we may need to seek additional financing sooner than we might otherwise. Such financing, if available, may not be available on commercially reasonable terms.

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

In addition, the interpretation and application of consumer, health‑related and data protection laws in the U.S., Europe and elsewhere are often uncertain, contradictory and in flux. For example, in October 2015, the European Court of Justice invalidated the U.S./E.U. Safe Harbor Framework regarding the overseas transfer of E.U. residents’ personal data, under which we held certification. Companies, such as us, who relied upon the invalid Safe Harbor Framework were exposed to additional scrutiny from the E.U. data protection authorities without the protection of the Safe Harbor Framework.  The newly agreed-upon U.S-E.U. Privacy Shield, or the Privacy Shield, has been open to registrants as of August 1, 2016. On September 28, 2016, we submitted an application to the Department of Commerce for self-certification of compliance with the Privac Shield, which we believe will mitigate customer concerns about overseas data transfers.  However there continue to be concerns about whether the Privacy Shield will face additional challenges (similar to those that invalidated the Safe Harbor Framework), and it is not guaranteed that companies who have self-certified under the Privacy Shield will be free of additional ongoing scrutiny by E.U. data protection authorities. It is possible that each of these privacy laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government imposed fines or orders requiring that we change our practices, which could adversely affect our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business.

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

As of September 30, 2016, we have entered into exclusive distribution agreements for the sale of our tests with distributors covering more than 90 countries. We may enter into other similar arrangements to distribute our tests in other countries in the future. We intend to continue to grow our business internationally, and to do so we may need to attract additional distributors to expand the territories in which we sell our tests. Distributors may not commit the necessary resources to market and sell our tests to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to enter into arrangements with distributors to market our tests in particular geographic areas, we may not realize long‑term international revenue growth. In addition, our revenue from distributors could be negatively impacted as a result of changes in business cycles, business or economic conditions, reimbursement rates, changes in foreign currency exchange rates that make our tests more expensive in our distributors’ local currencies or other factors that could affect their ability to pay us for tests on a timely basis or at all.

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

We compete in a rapidly evolving and highly competitive industry, and there are a number of private and public companies that offer products or have conducted research to profile genes and gene expression in breast, colon and prostate cancer, including companies such as Agendia Inc., BioTheranostics, Clarient International Ltd. (a NeoGenomics Technologies company), GenomeDx Biosciences Inc., Hologic Inc., Myriad Genetics Inc., NanoString Technologies Inc., Novartis AG and Qiagen N.V. As we expand our research, development and commercialization efforts into the liquid biopsy and pan-cancer clinical diagnostics market, we face competition from companies such as Foundation Medicine, Grail, MDxHealth, Natera Inc. and Trovagene Inc. A number of other companies have announced their intention to enter the liquid biopsy market, and we currently believe that the barrier for entry into this business is low compared to profiling genes and gene expression in cancers, primarily due to wider adoption of NGS technologies.

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

We have in the past, and may in the future, receive notices of claims of infringement and misappropriation or misuse of other parties’ proprietary rights and may from time to time receive additional notices. Some of these claims may lead to litigation or affect our ability to commercialize our tests. We cannot assure you that we will prevail in such actions, or that other actions alleging misappropriation or misuse by us of third‑party trade secrets, alleging infringement by us of third‑party patents and trademarks or challenging the validity of our patents, will not be asserted or prosecuted against us. If there is a successful claim of infringement against us, we may be required to pay substantial damages (including treble damages if that infringement were found to be willful) to the party claiming infringement, develop non‑infringing technology, stop selling our tests or using technology that contains the allegedly infringing intellectual property or enter into royalty or license agreements that may not be available on acceptable or commercially practical terms, if at all. Our failure to develop non‑infringing technologies or license the proprietary rights on a timely basis could harm our business.

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

GENOMIC HEALTH, INC.

Date: November 4, 2016	By:	/s/ Kimberly J. Popovits
Kimberly J. Popovits
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2016	By:	/s/ G. Bradley Cole
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