Form 10-K
period 2016-12-31
GENOMIC HEALTH INC
filed 2017-03-15
CIK 1131324

taxane

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

As of June 30, 2016, the aggregate market value of voting and non‑voting common stock held by non‑affiliates of the registrant was approximately $485.3 million, based on the closing price of the common stock as reported on The NASDAQ Global Select Market for that date.

There were 34,066,690 shares of the registrant’s Common Stock outstanding on February 28, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2017 Annual Meeting of Stockholders to be held on June 15, 2017.

PART I

ITEM 1.  Business.

This report contains forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward‑looking statements. These are statements that relate to future periods and include statements about our expectation that, for the foreseeable future, a significant amount of our revenues will be derived from our Oncotype DX invasive breast cancer test; the factors that may impact our financial results; our ability to achieve sustained profitability; our business strategy and our ability to achieve our strategic goals; our expectations regarding product revenues and the sources of those revenues; the amount of future revenues that we may derive from Medicare patients or categories of patients; our belief that we may become more dependent on Medicare reimbursement in the future; our plans to pursue reimbursement on a case‑by‑case basis; our ability, and expectations as to the amount of time it will take, to achieve reimbursement from third‑party payors and government insurance programs for new indications of tests, new tests or in new markets; the potential impact of changes in reimbursement levels for our tests; our expectations regarding our international expansion and opportunities; the potential effects of foreign currency exchange rate fluctuations; our beliefs with respect to the benefits and attributes of our tests or tests we may seek to develop or collaborate on in the future; the factors we believe drive demand for our tests and our ability to sustain or increase such demand; our success in increasing patient and physician demand as a result of our direct sales approach and our salesforces’ capacity to sell our tests; plans for, and the timeframe for the development or commercial launch of future tests, test enhancements or new technologies; the factors that we believe will drive reimbursement and the establishment of coverage policies; the capacity of our clinical reference laboratory to process tests and our expectations regarding capacity; our dependence on collaborative relationships to develop tests and the success of those relationships; whether any tests will result from our collaborations or license agreements; the applicability of clinical results to actual outcomes; our estimates and assumptions with respect to disease incidence and potential market opportunities; the occurrence, timing, outcome or success of clinical trials or studies; our expectations regarding timing of the announcement or publication of research results; the benefits of our technology platform; the economic benefits of our tests to the healthcare system; the ability of our tests to impact treatment decisions; our beliefs regarding our competitive position; our expectations regarding new and future technologies, including next generation sequencing and non‑invasive test technology, and their potential benefits; our belief that multi‑gene analysis provides superior analytical information; our beliefs regarding the benefits of genomic analysis in various patient populations; our expectations regarding our research and development, general and administrative and sales and marketing expenses and our anticipated uses of our funds; our expectations regarding capital expenditures; our ability to comply with the requirements of being a public company; our expectations regarding future levels of bad debt expense and billing and collections fees; our ability to attract and retain experienced personnel; the adequacy of our product liability insurance; our anticipated cash needs and our estimates regarding our capital requirements; our expected future sources of cash; our compliance with federal, state and foreign regulatory requirements; the potential impact resulting from the regulation of our tests by the U.S. Food and Drug Administration, or FDA, and other similar non‑U.S. regulators; our belief that our tests are properly regulated under the Clinical Laboratory Improvement Amendments of 1988, or CLIA; the impact of new or changing policies, regulation or legislation, or of judicial decisions, on our business and reimbursement for our tests; the impact of seasonal fluctuations on our business; our belief that we have taken reasonable steps to protect our intellectual property; the impact of changing interest rates; our beliefs regarding unrecognized tax benefits or our valuation allowance; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; the impact of the economy on our business, patients and payors; and anticipated trends and challenges in our business and the markets in which we operate.

Forward‑looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A of this report, as well as our ability to develop and commercialize new products and product enhancements; the risk of unanticipated delays in research and development efforts; the risk that we may not obtain or maintain adequate reimbursement for our existing tests or any future tests we may develop; the risk that reimbursement pricing or coverage may change; the risks and uncertainties associated with the regulation of our tests by the FDA or regulatory agencies outside of the U.S.; the success of our new technologies; the results of clinical studies; the applicability of clinical results to actual outcomes; the impact of new legislation or regulations, or of judicial decisions, on our business; our ability to compete against third parties; our ability to obtain capital when needed; the economic environment; and our history of operating losses. These forward‑looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to update any forward‑looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

This report contains statistical data attributable to both the Kantar Health, Inc.’s CancerMPact epidemiology database (December 2015) and the American Cancer Society, Global Cancer Facts and Figures, 2016, or data that we derived from these sources. These sources generally indicate that they believe their information is reliable but do not guarantee the accuracy and completeness of their information. Although we believe that the sources are reliable, we have not independently verified their data.

In this report, all references to “Genomic Health,” “we,” “us,” or “our” mean Genomic Health, Inc.

Genomic Health, the Genomic Health logo, Oncotype, Oncotype DX, Recurrence Score, DCIS Score, Genomic Prostate Score, Oncotype SEQ, Oncotype IQ, Oncotype DX AR-V7 Nucleus Detect and Genomic Intelligence Platform are trademarks or registered trademarks of Genomic Health, Inc. We also refer to trademarks of other corporations and organizations in this report.

Company Overview

Genomic Health is a global provider of genomic-based diagnostic tests that address both the overtreatment and optimal treatment of early stage cancer, one of the greatest issues in healthcare today. With our Oncoytpe DX IQ Genomic Intelligence Platform we are applying our world-class scientific and commercial expertise and infrastructure to lead the translation of massive amounts of clinical and genomic data into clinically actionable results for treatment planning throughout the cancer patient's journey, from screening and surveillance, through diagnosis, treatment selection and monitoring. Our Oncotype IQ Genomic Intelligence Platform is currently comprised of our flagship line of Oncotype DX gene expression tests, as well as our recently launched Oncotype SEQ Liquid Select test.

All of our testing services are made available through our clinical reference laboratory located in Redwood City, California, which is accredited under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and certified by the College of American Pathologists, or CAP.

In 2016, approximately 1.7 million people in the United States and 15.3 million people worldwide were diagnosed with cancer. Common types of cancer include breast, prostate, lung and colon. Cancer treatment decisions may include whether to perform surgery and whether to administer chemotherapy, radiation therapy or utilize other targeted therapies.

To treat cancer effectively, physicians diagnose and gauge the stage of a patient’s disease to determine the best course of therapy. For many cancer patients, surgery, radiation therapy, and chemotherapy are commonly used as treatment options, with varying degrees of benefit and side effects that may not always justify the cost of the therapy or the physical and mental burden patients endure.

Historically, physicians have used tumor pathology grade and stage when predicting whether a cancer will recur, as the key determinant in treatment decisions. Because tumor pathology grade and staging are heavily dependent on visual assessment and human interpretation, physicians and patients may make treatment decisions relying on subjective and qualitative information that may not account for the molecular nature of the patient’s cancer. As a result, many patients may be misclassified as high risk for disease recurrence when in fact they are low risk or, conversely,  low risk for disease recurrence when they are high risk, resulting in over‑treatment for some and under‑treatment for others.

We offer our Oncotype DX tests as a clinical laboratory service, where we analyze the expression levels of genes in tumor tissue samples and provide physicians with a gene expression profile expressed as a single quantitative score, which we call a Recurrence Score for invasive breast cancer and colon cancer, a DCIS Score for ductal carcinoma in situ, or DCIS, and a Genomic Prostate Score, or GPS, for prostate cancer. Our Oncotype DX tests utilize quantitative genomic analysis known as reverse transcription polymerase chain reaction, or RT‑PCR, in standard tumor pathology specimens to provide tumor‑specific information, or the “oncotype” of a tumor. Our Oncotype DX cancer tests analyze the expression levels of multiple genes across multiple biological pathways to predict cancer aggressiveness. We have also introduced Oncotype SEQ Liquid Select, the first in a portfolio of non-invasive liquid biopsy tests that we plan to deliver through our Oncotype IQ Genomic Intelligence Platform.

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

We have expanded in both the U.S. and international markets as we continue to publish new studies supporting the clinical validity, clinical utility and positive health economics of our Oncotype DX tests. As of January 2017, we have published more than 120 peer-reviewed papers and completed over 100 clinical studies involving more than 65,000 breast, colon and prostate cancer patients worldwide. In the United States, our Oncotype DX breast cancer test is the only test incorporated in published American Society of Clinical Oncologists, or ASCO, and National Comprehensive Cancer Network, or NCCN, breast cancer treatment guidelines for patients with node negative, or N-, breast cancer that is estrogen receptor positive, or ER+, and/or progesterone receptor positive, or PR+. The test is also recognized in international guidelines issued by the St. Gallen International Breast Cancer Expert Panel and European Society for Medical Oncology, or ESMO. In addition, the National Institute for Health and Care Excellence (NICE) in the United Kingdom recommends Oncotype DX as the only multi‑gene breast cancer test for use in clinical practice to guide chemotherapy treatment decisions for certain patients with early‑stage, N-, hormone receptor‑positive, human epidermal growth factor receptor 2, or HER2, negative, invasive breast cancer. Also, each of the Gynecologic Oncology Working Group (AGO) in Germany and the Japan Breast Cancer Society updated their guidelines to recommend Oncotype DX as the only breast cancer gene expression test to predict chemotherapy benefit in early-stage, hormone receptor-positive invasive breast cancer. Finally, the Oncotype DX breast cancer test will be included in the new Eighth Edition of American Joint Committee on Cancer’s Cancer Staging Manual, a guidebook that serves to ensure consistent cancer diagnoses and data collection across the range of U.S. cancer care providers and facilities. The updated criteria identify Oncotype DX as the only multi-gene assay that provides Level I evidence to determine formal staging of breast cancer patients. Specifically, the Oncotype DX Breast Recurrence Score, hormonal status (ER, PR) and HER2 status will be added to nodal status, tumor size and tumor grade for staging breast cancer.

As of December 31, 2016, more than 19,000 physicians in over 70 countries had ordered more than 700,000 Oncotype DX tests. We have a direct commercial presence with employees and consultants in the United States and certain other countries, and our tests are also available outside of the United States through a network of distributors. See our consolidated financial statements and the related notes in Item 8 of this Annual Report for segment-related information.

Our research and development activities are focused on developing a pipeline of tests to optimize the treatment of various cancers including breast, colon, prostate and other cancers. In addition to our portfolio of Oncotype DX tests, we have expanded our Oncotype IQ Genomic Intelligence Platform to include Oncotype SEQ Liquid Select, which is a non-invasive liquid biopsy mutation panel that uses next-generation sequencing, or NGS, to identify and select actionable genomic alterations to quantify the presence and burden of cancer, as well as helps to predict the sensitivity or resistance to specific drugs for patients with certain late-stage cancers, such as late stage lung, breast, colon, melanoma, ovarian or gastrointestinal cancer. In June 2016, we announced the commercial launch of Oncotype SEQ Liquid Select, our first Oncotype SEQ product. The initial phase of the targeted launch for Oncotype SEQ Liquid Select is focused on select clinics for the treatment of stage IV lung cancer patients. As a targeted blood-based panel, Oncotype SEQ Liquid Select is designed to meet the needs of community oncologists by delivering actionable clinical information to more than 350,000 cancer patients who recur or present with late-stage disease each year in the United States, with potentially lower cost to both patients and payors. Our Oncotype IQ Genomic Intelligence Platform product pipeline also includes the planned development of products that relate to tumor monitoring for multiple cancer types.

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

In our Oncotype DX tests we utilize existing technologies, such as RT‑PCR, in concert with information technologies to optimize and integrate them into new processes. We are incorporating new technologies, such as NGS, in our research and development laboratory, and expect to continue to extend the capabilities of various technologies into proprietary platforms to create new products.

Extract RNA from FPE‑Tumor Biopsies

Our Oncotype DX product development process requires that we be able to quantify the relative amounts of ribonucleic acid, or RNA, in fixed paraffin-embedded, or FPE, tissue. We have developed proprietary technology, intellectual property and know‑how and are developing new and improved technologies for optimized and automated methods for extraction and analysis of RNA from FPE tissue.

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

Additionally, as described in more detail below, we have selected NGS to be our primary technology for future biomarker discovery and commenced using NGS for both current and future clinical development in tandem with our existing RT‑PCR based approach. The technology allows us to assay the entire transcriptome simultaneously to discover regions of the genome that are turned on or off in disease. From these changes, our researchers are focused on predicting disease outcomes using these comprehensive genomic data sets.

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

Technology

Next Generation Technologies

When the presence of tumor-derived DNA in blood or urine is high and persists or increases over time, the cancer is likely growing and a new course of treatment may be appropriate. We plan on monitoring this tumor-derived DNA through a variety of technologies to expand our focus beyond early‑stage treatment decision support toward patients with later‑stage disease to help guide therapeutic choices, monitor progression and response to therapeutics, and monitor disease recurrence. Although the first product we have launched uses cell-free circulating tumor DNA in blood, we may pursue additional research and development opportunities using other analytes such as circulating tumor cells, or CTCs, RNA, and proteins. Additionally, while we are expanding our use of NGS for future clinical development in tandem with our existing RT-PCR approach, we might also use a number of other technologies across our various development programs and to implement our products. We have utilized NGS to develop Oncotype SEQ Liquid Select, and plan to continue to further utilize NGS to develop additional non‑invasive liquid biopsy tests that can be performed on blood or urine. The positive results from our first two feasibility studies were presented in December 2014, demonstrating our ability to detect the presence of bladder cancer in urine and breast cancer in blood. Based on these positive initial results, we are working to develop non-invasive tests for real-time patient monitoring. While early‑stage cancer continues to represent a significant opportunity with near‑term revenue potential, we believe we have the opportunity to expand our business further along the patient’s cancer journey.

Next Generation Sequencing

We have selected NGS to be our primary technology for future biomarker discovery and utilize NGS for Oncotype SEQ Liquid Select. We will further utilize NGS for clinical development and product implementation in tandem with our existing RT‑PCR based approach. NGS technologies parallelize the sequencing process, producing thousands or millions of sequences at once, and are intended to provide nucleic acid sequence information at lower cost than standard methods. We have created proprietary methods for NGS of FPE, tissue nucleic acids, and created bioinformatics programs, and infrastructure for data storage and analysis. We have also explored the combination and superimposition of certain whole transcriptome derived RNA information (standardized expression; univariate biomarker direction of association) on genomic information to reveal the genomic landscapes of cancers. Employing NGS methods, we have also demonstrated feasibility for fusion transcript and mutation detection in RNA from FPE tissue samples and copy number aberration and structural variation mutations in DNA from FPE samples.

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

We are also working with a number of different technologies, such as digital PCR and detection and capture methods for CTCs, to expand our capabilities, and we are developing methods to enable genomic testing using a variety of biological materials such as blood and urine.

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

We believe our tests provide information that has the following benefits:

•

Improved Quality of Treatment Decisions.  We believe our approach to genomic‑based cancer analysis improves the quality of cancer treatment decisions by providing an individualized analysis of each patient’s tumor that is correlated to clinical outcome, rather than solely using subjective, anatomic and qualitative factors to determine treatments. Oncotype DX has been shown, consistently in more than 30 breast cancer, colon cancer and prostate cancer clinical studies, to classify many patients into recurrence risk categories different from classifications based primarily on tumor pathology grade and stage, and to generally change treatment decisions in more than 30% of patients. Thus, we believe our tests enable patients and physicians to make more informed decisions about treatment risk‑benefit considerations, and, consequently design an individualized treatment plan.

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

Oncotype DX Breast Cancer Tests

Oncotype DX for Early-Stage, Invasive Breast Cancer

Our Oncotype DX breast cancer test is designed to help identify those patients with higher risk disease who are most likely to benefit from chemotherapy and to identify those patients with lower risk disease who may receive minimal clinical benefit from chemotherapy.

In 2016, approximately 249,000 people in the United States and 1.9 million people worldwide were diagnosed with breast cancer, including both invasive and the pre‑invasive form, DCIS. Breast cancer tumors are classified as stage 0, I, II, III or IV. Stage 0, which includes DCIS, generally refers to a pre‑invasive tumor with reduced risk of recurrence. DCIS is typically not treated with chemotherapy but may be treated with lumpectomy or mastectomy, followed by radiation therapy and hormonal therapy. Stage 0, I and II are generally referred to as early stage breast cancer, and stage III and IV are generally referred to as late stage breast cancer.

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

Development of Oncotype DX Breast Cancer Test and Scientific Studies

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

We expanded the utility of our Oncotype DX breast cancer test to patients diagnosed with N+ breast cancer that may not benefit from chemotherapy or may have other health issues that increase the risk of chemotherapy treatment. Results from studies of our Oncotype DX breast cancer test in N+ patients utilizing tumor samples from chemotherapy treated patients (anthracycline plus Cytoxan or anthracycline plus Taxotere), completed in collaboration with the Eastern Cooperative Oncology Group, or ECOG, and Aventis, Inc., were published in the Journal of Clinical Oncology in 2008. The results of this study suggest that the Recurrence Score result of our test provides accurate recurrence risk information for patients with ER+ breast cancer, regardless of whether they are N+ or N−. In December 2007, we presented results from a second study conducted in conjunction with SWOG, that reinforced the conclusion that chemotherapy does not appear to benefit patients with either 1‑3 or 4 or more positive nodes for disease‑free survival over 10 years, if their tumors had a low Recurrence Score result. The results were published in The Lancet Oncology in December 2009.

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

Clinical Decision Studies and Health Economic Benefits of Oncotype DX Breast Cancer Test

We have conducted numerous clinical decision studies intended to support the adoption and reimbursement of our Oncotype DX breast cancer test, both in the United States and in numerous countries outside of the United States. Among these studies is a meta analysis of seven studies with a total of 912 patients that demonstrated a consistent and large impact of the Recurrence Score on invasive breast cancer adjuvant treatment decisions. In these studies, physicians who use Oncotype DX in clinical practice changed their treatment decisions in over a third of patients, leading to an overall reduction in chemotherapy use of approximately 28% with the use of the Recurrence Score. The Recurrence Score also led to the addition of chemotherapy to hormonal treatment in approximately 4% of patients who, prior to the Recurrence Score, were considered low risk but were subsequently identified by their Recurrence Score as having high risk disease. The results of this meta analysis indicate that the Recurrence Score provides key information for treatment decision making that cannot be ascertained from traditional measures.

In addition to clinical decision studies, we sponsor third party studies conducted by researchers affiliated with academic institutions to examine the health economic implications of our Oncotype DX breast cancer test. One such study, which was conducted in the United States and published in The American Journal of Managed Care in May 2005, demonstrated that our test provided a more accurate classification of risk than the NCCN guidelines in place at that time as measured by 10 year distant recurrence free survival. Based on these results, a model was designed to forecast quality adjusted survival and expected costs, or the net present value of all costs of treatment until death, if our Oncotype DX breast cancer test was used in patients classified as low risk or high risk by NCCN guidelines. The model, when applied to a hypothetical population of 100 patients with the demographic and disease characteristics of the patients entered in the NSABP B 14 Study, demonstrated an increase to quality adjusted survival in this population of 8.6 years and a reduction in projected aggregate costs of approximately $200,000. Furthermore, the model showed that as the expected costs and anticipated toxicity of chemotherapy regimens increase, the use of the Recurrence Score test result to identify which patients would benefit from chemotherapy should lead to larger reductions in projected overall costs. According to this model, if all early stage invasive breast cancer patients and their physicians used our test and acted on the information provided by the breast cancer Recurrence Score test result, there would be significant economic benefit to the healthcare system.

In 2015, the results of two large independent prospective studies were announced. In September 2015, initial results from the TAILORx trial demonstrated that a group of trial participants with an Oncotype DX breast cancer Recurrence Score of 10 or less who received hormonal therapy alone without chemotherapy had less than 1% chance of recurrence at 5 years. In December 2015, we announced results from the Surveillance, Epidemiology and End Results (SEER) program of the National Cancer Institute, a large population-based observational study based on the SEER registry of more than 40,000 node-negative and 4,500 node-positive patients, demonstrating breast cancer specific mortality at five years was less than half a percent in node-negative disease and one percent in node positive disease (up to three positive nodes) where the patient’s Oncotype DX breast cancer Recurrence Score result was less than 18.

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

Oncotype DX for Ductal Carcinoma in Situ (DCIS) Stage 0, Pre-Invasive Breast Cancer

We have further expanded the utility of our Oncotype DX breast cancer test to include DCIS patients, which we made available in late December 2011. The test provides an individualized prediction of the 10‑year risk of local recurrence (DCIS or invasive carcinoma), represented by a DCIS Score result, to help guide treatment decision‑making in women with DCIS treated by local excision, with or without tamoxifen. In the United States alone, one out of every five new breast cancer patients each year is diagnosed with DCIS. After breast‑conserving surgery, local recurrences of DCIS or a new invasive breast cancer occur in 20‑25% of patients at 10 years, on average, with surgery alone. The addition of radiation therapy and its attendant costs has been shown in clinical trials to reduce local recurrence risk, but has not been shown to prolong survival.

Development of Oncotype DX DCIS Test and Scientific Studies

Development of our Oncotype DX DCIS test was based on published results for the Oncotype DX breast cancer test showing similarity in the expression profiles of the Recurrence Score genes between DCIS and invasive breast cancer when both are present within the same patient tumor. The DCIS Score algorithm was developed based on published data obtained from the Kaiser Permanente and NSABP B‑14 studies in which the proliferation gene group was found to predict distant recurrence regardless of whether adjuvant tamoxifen therapy was given.

In 2011, we presented positive results from the ECOG E5194 DCIS clinical validation study at the San Antonio Breast Cancer Symposium, or SABCS. The study demonstrated that a pre‑specified Oncotype DX DCIS Score can predict the risk of local recurrence, defined as either the development of a new invasive breast cancer or the recurrence of DCIS in the same breast. The study further demonstrated that 75% of patients have a low DCIS Score and may be able to forego radiation therapy. Conversely, the study demonstrated that patients with a high DCIS Score had a 27% likelihood of local recurrence, of which approximately half were likely to develop a new invasive breast cancer. The DCIS Score also demonstrated consistent association with local recurrence across subgroups regardless of lesion size, grade, surgical margins, or menopausal status. This information can assist physicians and patients in deciding on the appropriate course of treatment based on a more complete understanding of the recurrence risk involved. In May 2013, this clinical validation study was published online in the Journal of the National Cancer Institute.

In 2014, we announced positive top line results of an additional clinical validation study conducted in collaboration with the Ontario DCIS Study Group to confirm and extend the observations of the first DCIS clinical validation study. Representing the largest genomic study in DCIS to date, the results confirmed and extended the conclusions of the previously published validation study. Additionally, for the first time, the Oncotype DX DCIS Score predicted the risk of local recurrence in a group of patients treated with radiation therapy in clinical practice. In December 2014, we presented the study results at the SABCS.

Oncotype DX Colon Cancer Test

In 2016, approximately 98,000 people in the United States and one million people worldwide were diagnosed with colon cancer. Colon cancer tumors are classified as stage 0, I, II, III or IV. Stage 0 generally refers to a pre‑invasive tumor with reduced risk of recurrence that is typically not treated with chemotherapy but may be treated with surgery.

Following diagnosis, a physician determines the stage of the colon cancer by examining the following the pathology of the tumor, the size of the tumor, nodal status, and the extent to which the cancer has spread to other parts of the body.

Standard treatment guidelines weigh the stage of the cancer and additional factors to predict cancer recurrence and determine treatment protocol including the age of the patient, the histological type and grading of the tumor as reported by the pathologist, the level of mismatch repair, also known as microsatellite instability, and T‑stage, an index of tumor penetration through the bowel.

In 2016, stage II and stage III colon cancer affected approximately 28,000 and 29,000 people, respectively, in the United States, and the current treatment paradigm is unclear. The decision to treat patients with chemotherapy following surgery is based on an assessment of how likely their disease is to recur. However, accurately identifying those patients with high recurrence risk is a critical issue for physicians because the available markers to determine likelihood of disease recurrence are limited, resulting in both over‑treatment and under‑treatment of patients following surgery. Research indicates that the survival benefit of chemotherapy treatment is only 5% in stage II disease and 10% in stage III disease, however all chemotherapy‑treated colon cancer patients are at risk of significant drug‑related toxicity. While there are existing clinical markers associated generally with higher risk in colon cancer patients, there was no clinically validated genomic test available that predicted the likelihood of recurrence for individual patients prior to the availability of our test.

Development of Oncotype DX Colon Cancer Test and Scientific Studies

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

In 2009, we presented positive results from this clinical validation study. In 2010, we presented additional results from a study demonstrating that the Oncotype DX colon cancer test result and number of nodes examined are independent predictors of recurrence in stage II colon cancer and both should be considered when assessing individual recurrence risk in this patient population. In June 2011, a second large study confirming that the Oncotype DX colon cancer test independently predicts individualized recurrence risk for stage II colon cancer was presented.

We believe these studies and publications will help to support adoption of and further reimbursement for our Oncotype DX colon cancer test.

Clinical Decision Studies and Health Economic Benefits of Oncotype DX Colon Cancer Test

In January 2012, we presented positive results of the first clinical decision making study of the Oncotype DX colon cancer test that show that a Recurrence Score result has a significant impact on treatment recommendations for stage II colon cancer patients. The data demonstrated that knowledge of a patient’s Recurrence Score changes medical oncologists’ treatment recommendations in 29% of cases, with two‑thirds of the changes being decreases in treatment intensity, further confirming the clinical utility of using the Oncotype DX test as an independent predictor of recurrence in stage II colon cancer.

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

Oncotype DX Prostate Cancer Test

The Oncotype DX prostate cancer test analyzes 17 genes across four biological pathways from tumor tissue removed during biopsy to provide an individual Genomic Prostate Score, or GPS, that, in combination with other clinical factors, further clarifies a man's risk prior to treatment intervention. The test enables confident treatment decisions to provide the opportunity for low-risk patients to avoid prostatectomy or radiation - and their side effects - while identifying men who need immediate invasive treatment.

In 2016, approximately 228,000 men in the United States and 1.2 million men worldwide were diagnosed with prostate cancer. The vast majority of these patients receive aggressive treatment, including surgery and radiation therapy, and more than half of these patients suffer incontinence and/or impotence after surgery. Less than 10% of patients choose active surveillance even though, for most prostate cancer patients, their disease will not cause clinical symptoms or death.

Development of Oncotype DX Prostate Cancer Test and Scientific Studies

In 2011, we presented positive full results from our prostate cancer gene identification study. The study, which applied the same RT‑PCR technology used in our Oncotype DX breast and colon cancer tests, identified 295 genes strongly associated with clinical recurrence of prostate cancer following radical prostatectomy. In June 2012, we presented results of our first development study in prostate tissue obtained from needle biopsies. The study, an analysis of biopsy samples from men with conventionally defined low/intermediate risk prostate cancer, showed that genes and biological pathways associated with clinically‑aggressive prostate cancer in radical prostatectomy specimens can be reliably measured by quantitative RT‑ PCR from fixed prostate needle biopsies.

In 2012, we announced positive top line results from a clinical validation study of our biopsy‑based prostate cancer test. As a result of this clinical validation study meeting its primary end point, we launched our Oncotype DX prostate cancer test in May 2013, and made the test available worldwide. The test provides a GPS that predicts disease aggressiveness in men with low risk disease. This test may be used to improve treatment decisions for prostate cancer patients, in conjunction with the Gleason score, or tumor grading. In May 2014, the positive results from our two development studies, as well as our clinical validation study of diagnostic biopsies from 395 men who were candidates for active surveillance were published, demonstrating that the use of GPS can potentially increase the number of men who could confidently choose active surveillance by 20% to 30%.

We use our proprietary RT‑PCR process for analyzing very small amounts of fixed prostate tissue obtained by needle biopsy to determine, based on the biopsy, whether a patient has high grade disease or disease that has extended beyond the prostate—versus low grade disease or disease confined to the prostate. Our test is intended to address the well‑known limitation of biopsy sampling, which leads to overtreatment based on the fear of a patient’s tumor being upgraded or upstaged following radical prostatectomy. Our test allows more patients to appropriately select active surveillance, avoiding radical surgery and its lifelong complications.

In August 2014, we announced positive top line results of a second Oncotype DX prostate cancer clinical validation study, demonstrating the ability of our test’s GPS to predict multiple clinical endpoints related to disease aggressiveness among low/intermediate risk patients, as a predictor of biochemical recurrence. The study also confirmed the earlier validation study presented in 2013 and published in May 2014. The results from this clinical validation study were presented at ESMO in September 2014, and at the Society of Urologic Oncology meeting in December 2014.

In November 2016, in collaboration with Kaiser Permanente, we, met a primary endpoint study by demonstrating that the Oncotype DX prostate cancer test, assessed in prostate needle biopsy tumor tissue, is a strong predictor of the development of metastasis and prostate cancer death in patients with early-stage prostate cancer. With these results, the Oncotype DX prostate cancer test became the first genomic test validated in all major short- and long-term end points: adverse pathology, biochemical recurrence, metastasis and prostate cancer-specific death.

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

In May 2015, the MolDx program of Palmetto, GBA, or Palmetto, released a draft local coverage determination, or LCD, supporting reimbursement for the Oncotype DX prostate cancer test for men with very low and low risk disease, as defined by NCCN guidelines. In August 2015, Palmetto issued its final LCD for our Oncotype DX prostate cancer test, approving nationwide coverage of our prostate cancer test for qualified Medicare patients throughout the United States. Effective October 13, 2015, Palmetto initiated reimbursement of our Oncotype DX prostate cancer test.

We expect to continue to invest substantial resources related to continued clinical studies and the global adoption of and reimbursement for our prostate cancer test.

Oncotype SEQ Liquid Select

In June 2016, we announced the commercial launch of Oncotype SEQ Liquid Select, our first Oncotype SEQ product, for the management and monitoring of multiple cancer types. The initial phase of the targeted launch for Oncotype SEQ Liquid Select is focused on select clinics for the treatment of stage IV lung cancer patients. Oncotype SEQ tests, such as Oncotype SEQ Liquid Select, are non-invasive liquid biopsy mutation panels that use NGS to identify and select actionable genomic alterations to quantify the presence and burden of cancer, as well as help predict the sensitivity or resistance to specific drugs for patients with certain late-stage cancers, such as late stage lung, breast, colon, melanoma, ovarian or gastrointestinal cancer. As a targeted blood-based panel, Oncotype SEQ Liquid Select is designed to meet the needs of community oncologists by delivering actionable clinical information to more than 350,000 cancer patients who recur or present with late-stage disease each year in the United States, with potentially lower cost to both patients and payors.

Analytical validation results for Oncotype SEQ Liquid Select were presented at the European Society for Medical Oncology congress in Copenhagen, Denmark in October 2016. The validation study results demonstrated that Oncotype SEQ Liquid Select is highly sensitive, specific and reproducible. The validation study established the per-sample specificity of the test to be greater than 99 percent. The test’s sensitivity is also very high, detecting cell free DNA from tumors at the low frequencies commonly found in the plasma of patients with metastatic cancer in 95% of cases. Finally, study results demonstrated that Oncotype SEQ Liquid Select was highly reproducible in that it detected more than 95% of all observed variants in each run.

As new clinical evidence continues to be introduced, we intend to introduce new versions of the Oncotype SEQ test, which could include additional genes or updated interpretations of genes already included in such tests.

Product Development

We developed our tests generally using the following multi‑phased clinical development program that we are also using to develop future products for breast, colon, prostate and other cancers:

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

•

Clinical utility and product expansion phase.  Once a test is commercially available, we may perform additional studies designed to support the test’s clinical utility and to broaden its use in additional patient populations or for additional indications. Clinical utility studies may include a variety of studies, including retrospective surveys and prospective studies to verify that our test being studied is changing physician behavior and to determine the impact on patient care and health economics. In addition, further studies may be performed to test a commercial product in new patient populations. Finally, through our investigator sponsored trial program, we provide physicians with our tests for use in specific patient populations to be used in treatment decisions.

Product Development Opportunities

In addition to developing products to address new cancer areas, we seek to expand the clinical utility and addressable patient populations for our existing tests. These developments efforts may lead to a variety of possible new products covering various treatment decisions, including risk assessment, screening and prevention, early disease diagnosis, adjuvant and/or neoadjuvant disease treatment, metastatic disease treatment selection and patient monitoring.

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

Other studies presented include results of our clinical outcomes study for biomarker discovery using NGS. In addition to re‑confirming the original 21 Oncotype DX breast cancer test genes originally identified by RT‑PCR, this study also revealed more than 1,800 new biological relationships associated with breast cancer recurrence. In addition, the results of a large study of early‑stage, node‑positive breast cancer patients treated with anthracycline‑containing chemotherapy as part of the NSABP B‑28 trial were also presented, supporting the Oncotype DX breast cancer Recurrence Score as a predictor of distant recurrence, disease‑free survival and overall survival in this patient population.

At the December 2013 SABCS, we presented results of a study examining our Oncotype DX breast cancer test and two other commercially available genomic tests, in which we evaluated whether the information those tests provide is equivalent to the Oncotype DX breast cancer Recurrence Score. Specifically, the results indicated a more than 44% discordance with the other assays studied when they were compared to Oncotype DX, highlighting the potential of these other tests to misclassify and mistreat patients if they are used to make a decision regarding chemotherapy treatment. Two additional studies were presented at the December 2013 SABCS, including one that demonstrated the importance of accurate assessment of ER status to ensure appropriate hormonal treatment, and one that presented the results of a pilot clinical study that demonstrated the feasibility of the large ongoing clinical trial of early endocrine sensitivity prediction by the Oncotype DX breast cancer Recurrence Score and conventional parameters in clinical practice.

Colorectal Cancer

In colon cancer, we have conducted a variety of development studies that could support certain additional opportunities. For example, in the NSABP C‑07 clinical trial, which validated the Oncotype DX colon cancer test as a predictor of recurrence in stage III disease, we also performed a gene identification study which analyzed over 700 new genes, and identified 16 genes as being predictive of oxaliplatin benefit for use in patients with stage III disease.

In 2013, we conducted a clinical validation study to identify the potential use of our Oncotype DX colon cancer test in patients diagnosed with rectal cancer, a cancer that has pathologic features similar to colon cancer and was diagnosed in approximately 40,000 patients in the United States in 2014. The study, conducted by the Department of Surgery at the Leiden University Medical Centre, evaluated the Oncotype DX colon cancer score and recurrence risk in rectal cancer patients.

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

We plan to continue conducting development studies to provide information supporting the relationship of our Oncotype DX prostate cancer test and its benefit with regard to predicting prostate cancer clinical recurrence and biochemical recurrence, as well as its ability to add value for following patients on active surveillance. Also, as with breast and colon cancer, we will explore opportunities to expand the use of genomic testing in prostate cancer to address additional populations. These additional populations may include high-risk patients, based on clinical and pathologic features at the time of diagnosis, the large number of patients with negative biopsies, and patients who receive treatment with radical prostatectomy or radiation who may be considering additional adjuvant therapy with some of the new treatment modalities that are available for advanced disease.

Pipeline Products

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

Potential new products may address a variety of specific clinical needs by leveraging one or multiple technological capabilities including NGS, digital PCR and CTCs. Additionally, we believe potential new products can be implemented in the form of non‑invasive tests performed on blood or urine, similar to our Oncotype SEQ Liquid Select product.

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

As new clinical evidence continues to be introduced, we intend to incorporate such evidence into additional iterations of these tests, which could include additional genes or updated interpretations of genes already included in such tests.

Commercial Collaborations

In June 2016, we entered into a collaboration agreement with Epic Sciences, Inc., or Epic Sciences, under which we have been granted exclusive distribution rights to commercialize Oncotype DX AR-V7 Nucleus Detect in the United States. Oncotype DX AR-V7 Nucleus Detect will be performed by Epic Sciences in its centralized, CLIA-certified, CAP-accredited laboratory in San Diego, California. This blood-based test detects the V7 variant of the androgen receptor, or AR, protein in the nucleus of circulating tumor cells, and provides information to help guide treatment selection in patients with metastatic castration-resistant prostate cancer, or mCRPC.  In January, 2017, investigators from Memorial Sloan Kettering Cancer Center and Epic Sciences published findings in European Urology, that only nuclear localization of AR-V7 protein in CTCs from mCRPC patient blood samples is predictive of therapeutic benefit.  Previous work by the same team, reported in JAMA Oncology, demonstrated that nuclear localized AR-V7 protein in CTCs was predictive of a 76% reduction of risk of death for mCRPC patients who received taxane chemotherapy versus Androgen Receptor Signaling inhibitors. We believe that this collaboration is complementary to our product development efforts for our Oncotype SEQ tests and allows us to leverage our commercial channel in a way that we believe may generate growth across our business in the United States. We may also pursue additional collaboration opportunities that are intended to complement our expanding product portfolio.

Commercial Operations

United States

Our commercial infrastructure, including our sales force, managed care group, and patient support network, is critical to our future success. We are continuing to build a strong domestic sales, marketing and reimbursement effort by interacting directly with medical, radiation, and surgical oncologists, urologists, pathologists and payors. Because oncology and urology are distinct concentrated specialties, we believe that a focused marketing organization and specialized sales force with regional and local experience in the U.S. for each of oncology and urology is necessary in order to effectively serve both specialties. We believe our direct sales approach, targeting oncologists, cancer surgeons and urologists, and our medical education and scientific liaisons, targeting key opinion leaders, coupled with our plans to continue to conduct clinical studies with the objective of having results published in peer‑reviewed journals, is the best approach to increase patient and physician demand and the number of favorable reimbursement coverage decisions by third‑party payors. Due to significant overlap between breast and colon oncologists and surgeons, we believe our current oncology sales force has sufficient capacity to market our Oncotype DX breast and colon cancer tests. In 2016, we continued to expand our urology sales team in the United States to market our prostate cancer test to urologists, and we believe our current urology sales force has sufficient capacity to market our Oncotype

DX prostate cancer test. Going forward, we intend to leverage our existing sales capabilities and channels to introduce and commercialize new products, such as Oncotype SEQ Liquid Select and Oncotype DX AR-V7 Nucleus Detect.

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

All Oncotype tests are currently processed in our clinical reference laboratory facilities in Redwood City, California. The Oncotype DX AR-V7 Nucleus Detect test was designed, validated and will be performed by in Epic Sciences in its CLIA-certified clinical reference laboratory facility in San Diego, California. Our current clinical reference laboratory processing capacity in Redwood City is approximately 120,000 tests annually, and has significant expansion capacity with incremental increases in laboratory personnel and equipment, including expansion capacity for laboratory facilities. We believe that we currently have sufficient capacity to process all of our tests. We are currently in the process of setting up an additional laboratory facility on our Redwood City, California campus focusing on performing NGS tests and research and development. We may require additional facilities in the future as we expand our business and believe that additional space, when needed, will be available on commercially reasonable terms.

International

We have a direct commercial presence with employees in Canada, Japan and certain European countries. Additionally, we have exclusive distribution agreements for one or more of our Oncotype DX tests with distributors covering more than 90 countries outside of the United States.

We believe our future success is dependent on our ability to continue to expand our international commercial presence and achieve adequate reimbursement for our tests. However, there are significant differences between countries that need to be considered. For example, regulatory or reimbursement requirements vary from country to country, and different countries may have a public healthcare system, a combination of public and private healthcare system or a cash‑based payment system. Treatment costs outside of the United States may be lower, which may impact the cost savings of our tests, and therefore impact the reimbursement amount we can achieve.

We expect that international sales of our tests will be heavily dependent on the availability of reimbursement and sample access. In many countries, governments are primarily responsible for reimbursing diagnostic tests. Governments often have significant discretion in determining whether a test will be reimbursed at all, and if so, how much will be paid. In addition, certain countries such as China have prohibitions against exporting tissue samples which will limit our ability to offer our tests in those countries without local laboratories or a method of test delivery that does not require samples to be transported to our U.S. laboratory.

Coverage, Coding and Reimbursement

Coverage

Medicare coverage for our tests is currently subject to the discretion of the local Medicare Administrative Contractors, or MACs. Palmetto, the MAC that establishes the coverage, coding and reimbursement policies for the majority of our tests under Medicare, developed the Molecular Diagnostic Services Program, or MolDx, to identify and establish Medicare coverage for molecular diagnostic tests that fall within the scope of its Molecular Diagnostic Test local coverage determination, or LCD. To obtain coverage under the MolDx program, developers of molecular diagnostic tests must submit a detailed dossier of analytical and clinical data to substantiate that a test meets Medicare’s requirements for coverage. To date, Palmetto has determined that our invasive breast and colon cancer tests will be covered, and that our prostate cancer test will be covered in certain limited circumstances. Coverage determinations for our tests made by Palmetto under the MolDx program have been adopted by Noridian Healthcare Solutions, the MAC that processes Medicare claims submitted by us.

In December 2015, Palmetto determined that it was appropriate to establish a unique identifier code and independent coverage for the Oncotype DX DCIS test. We obtained that unique identifier code for the Oncotype DX DCIS test, and have submitted to Palmetto additional validation and clinical utility data generated since its previous decision in May 2013, to cover our Oncotype DX DCIS test for all qualified Medicare patients with DCIS breast cancer. On January 19, 2017, Palmetto announced that it would cover the Oncotype DX DCIS test under a new LCD with Coverage with Data Development, or CDD, for tests performed beginning March 6, 2017. Between January 26, 2017 and March 5, 2017, Palmetto provided coverage consistent with the criteria under the LCD.

The Protecting Access to Medicare Act of 2014, or PAMA, codified coverage rules for laboratory tests by requiring that any Medicare local coverage policy be issued in accordance with the requirements for the LCD process. We do not anticipate that this requirement will meaningfully impact current Medicare coverage policies for our tests.

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

State Medicaid programs typically make their own decisions with respect to coverage for our tests. Similarly, private payers make their own decisions whether to cover our tests.

Coding and Reimbursement

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

Reimbursement of our tests by third‑party payors is essential to our commercial success. Where there is a payor policy, contract or agreement in place, we bill the third‑party payor, the hospital or referring laboratory as well as the patient (for deductibles and coinsurance or copayments, where applicable) in accordance with established policy, contract or agreement terms. Where there is no payor policy in place, we pursue third-party reimbursement on behalf of each patient on a case‑by‑case basis. Our efforts on behalf of these patients involve a substantial amount of time and expense, and bills may not be paid for many months, if at all. Furthermore, if a third‑party payor denies coverage after final appeal, it may take a substantial amount of time to collect from the patient, if we are able to collect at all.

We received a specific CPT code for our Oncotype DX invasive breast cancer test effective January 1, 2015. Medicare has established a national limitation amount for this code under the gapfill process that maintains the contractor amount currently in effect through 2017. New rates calculated using the methodology under PAMA will be adopted in 2018.

We also received a specific CPT code for our Oncotype DX colon cancer test, effective January 1, 2016. For 2016, Medicare claims were paid at the rate established by the local MACs under the gapfill process. Medicare has established a national limitation amount for this code that maintains the contractor amount through 2017. New rates required under PAMA will be adopted in 2018.

There have also been recent and substantial changes to the payment structure for physicians, including those passed as part of the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, which was signed into law on April 16, 2015. MACRA created the Merit-Based Incentive Payment System which, beginning in 2019, more closely aligns physician payments with composite performance on performance metrics similar to three existing incentive programs (i.e., the Physician Quality Reporting System, the Value-based modifier program and the Electronic Health Record Meaningful Use program) and incentivizes physicians to enroll in alternative payment methods. At this time, we do not know whether these changes to the physician payment systems will have any impact on orders or payments for our tests.

Under PAMA, laboratories that receive the majority of their Medicare revenues from payments made under the Clinical Laboratory Fee Schedule, or CLFS will be required to report private payor payment rates and volumes for their tests. CMS will use the rates and volumes reported by laboratories to develop Medicare payment rates for the tests equal to the volume-weighted median of the private payor payment rates for the tests. Laboratories that fail to report the required payment information may be subject to substantial civil money penalties. Rates for “advanced diagnostic laboratory tests” must be reported annually; rates for other diagnostic tests must be reported every three years. CMS will continue to use the methods for pricing of advanced diagnostic laboratory tests that were in effect prior to enactment of PAMA through December 31, 2017.

The payment rates calculated under PAMA are expected to apply to our tests beginning in 2018. Any reductions to payment rates (compared to rates currently paid under the CLFS) resulting from the new methodology are limited to 10% per test per year in each of the years 2018 through 2020 and to 15% per test per year in each of 2021 through 2023. We believe our Oncotype DX tests each meet the criteria to be considered advanced diagnostic laboratory tests. The initial payment rate (for a period not to exceed nine months) under PAMA for a new advanced diagnostic laboratory test will be set at the “actual list charge” for the test as reported by the laboratory. Insofar as the actual list charge substantially exceeds private payor rates (by more than 30%), CMS will have the ability to recoup excess payments made during the initial nine-month payment period. We may or may not seek to have our existing tests designated as advanced diagnostic laboratory tests.

While we do not believe the new payment rate system under PAMA will have a negative effect on the current payment rates of our Medicare-covered tests beginning in 2018, there can be no assurance that adequate payment rates will continue to be assigned to our tests.

In 2014, CMS began to bundle payment for clinical laboratory tests together with other services performed during hospital outpatient visits under the Hospital Outpatient Prospective Payment System. While CMS exempted molecular diagnostic tests from this bundling provision, it is possible that CMS could propose to bundle payment for such tests in the future. Our tests are generally not furnished in the hospital outpatient setting, and insofar as they are furnished in that setting they likely would be considered molecular tests if billed under specific procedure codes, but it is possible that payment for our tests could be bundled if furnished in a hospital outpatient setting in the future.

In June 2016, CMS issued a final rule that outlines how the agency will implement the PAMA payment system. With respect to reporting, we believe the policy articulated in the final rule would require us to report information annually on rates paid by private payors for each of our Oncotype DX tests if we seek designation for our tests as advanced diagnostic laboratory tests. Under the criteria outlined in the final rule, we believe all of our Oncotype DX tests would be eligible for designation as advanced diagnostic laboratory tests. In the final rule, CMS finalized a six-month data collection period for all tests (including advanced diagnostic laboratory tests), spanning the first six months of each data collection year. CMS also provided that the data collection period be immediately followed by a 6 month period during which we may verify and validate our private payor rate data before the data is due to CMS between January 1 and March 31 of the following year.

With respect to pricing of existing tests, CMS further defines the rate-setting methodology by indicating that it will assess every payment rate, by payor, submitted by laboratories and to determine the median of the payment rates. CMS indicates that it will list each distinct private payor rate the same number of times in the array as its volume. The PAMA rate-setting process will follow the current timeline for CLFS rate-setting, which is publication of preliminary rates in September with final rates published in November to become effective the following January, and will update the payment rates every three years, or annually for advanced diagnostic laboratory tests. Any reductions to payment rates resulting from the new methodology are limited to 10% per test per year in each of the years 2018 through 2020 and to 15% per test per year in each of 2021 through 2023.

With respect to pricing of new advanced diagnostic laboratory tests, the initial payment rate, for a period not to exceed nine months, will be set at the “actual list charge” for the test as reported by the laboratory. The “actual list charge” is the lowest publicly available price at which the test is available according to sources such as websites, test registries or price listings for patients. If the actual list charge substantially exceeds private payor rates by more than 30%, CMS will have the ability to recoup excess payments made during the initial nine-month payment period.

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

State Medicaid agencies will assign a reimbursement rate equal to or less than the prevailing Medicare rate, often determined by state law as a percentage of the Medicare reimbursement rate.

The majority of our international Oncotype DX breast and colon cancer test revenues come from direct payor reimbursement, payments from our distributors, patient self‑pay, and clinical collaborations in various countries. We have obtained coverage for our invasive breast cancer test outside of the United States, including coverage for certain patients in Argentina, Canada, Israel, Saudi Arabia, and several European countries. We expect that it will take several years to establish broad coverage and reimbursement for our Oncotype DX breast, colon and prostate cancer tests with payors in countries outside of the United States.

Oncotype DX Breast Cancer Test

We expect to continue to focus substantial resources on pursuing global adoption of and reimbursement for our Oncotype DX breast cancer test. We believe increased demand for our Oncotype DX breast cancer test resulted from our ongoing commercial efforts, expanded utility for new breast cancer patient groups, continued publication of peer-reviewed articles on studies we sponsored, conducted or collaborated on that support the use of and reimbursement for the test, clinical presentations at major symposia, and the inclusion of our breast cancer test in clinical practice guidelines for N−, ER+ invasive disease. However, this increased demand is not necessarily indicative of future growth rates, and we cannot provide assurance that this level of increased demand can be sustained or that publication of articles, future appearances or presentations at medical conferences, increased commercial efforts or expansion of utility to new breast cancer patient groups will have a similar impact on demand for our breast cancer test in the future. Sequential quarterly demand for our breast cancer test may also be impacted by other factors, including the economic environment and seasonal variations that have historically impacted physician office visits, any shift in commercial focus, patient enrollment in Oncotype DX clinical studies and the number of clinical trials in process by cooperative groups or makers of other tests conducting experience studies.

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

We have established limited reimbursement coverage for the use of our Oncotype DX DCIS test for some private third‑party payors. In many instances our test is covered under existing breast cancer coverage policies with the addition of the indicated diagnosis code for DCIS. We have also received a new LCD with CDD for our Oncotype DX DCIS test beginning March 6, 2017. We intend to continue to devote resources to gaining Medicare and expanded private reimbursement for our test in this patient population. We believe it may take several years to achieve reimbursement with a majority of third‑party payors for the use of our test for DCIS patients. However, we cannot predict whether, or under what circumstances, payors will reimburse for this test.

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

We are working with public and private payors and health plans to secure coverage for our Oncotype DX colon cancer test based upon our published and presented results in clinical validation studies and the completed and ongoing studies designed to demonstrate the treatment decision impact of the test in clinical practice. In September 2011, the local carrier with jurisdiction for claims submitted by us for Medicare patients established coverage for our colon cancer test for patients with stage II colon cancer. Additionally, the Veterans Administration, Department of Defense hospitals and a few additional private payors provide coverage and reimbursement. We are beginning to speak with state Medicaid providers regarding coverage and reimbursement for our Oncotype DX colon cancer test. We intend to pursue reimbursement while seeking to obtain formal coverage policies with payors and expect that this test will continue to be reviewed on a case‑by‑case basis until policy decisions have been established. We may need to hire additional commercial, scientific, technical and other personnel to support this process. We believe it may take several years to achieve additional reimbursement with third‑party payors for our colon cancer test. However, we cannot predict whether, or under what circumstances, payors will reimburse for this test.

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

Competition

We compete in a rapidly evolving and highly competitive industry, and there are a number of private and public companies that offer products or have conducted research to profile genes and gene expression in breast, colon and prostate cancer, including companies such as Agendia Inc., BioTheranostics, Exact Sciences, Inc. GenomeDx Biosciences Inc., Hologic Inc., Myriad Genetics Inc. (and its Sividon Diagnostics subsidiary), NanoString Technologies Inc., NeoGenomics, Inc., Novartis AG, and Qiagen N.V. As we expand our research, development and commercialization efforts into the liquid biopsy and pan-cancer clinical diagnostics market, we face competition from companies such as Danaher Corporation (and its Cepheid, Inc. subsidiary), Foundation Medicine, Grail, Guardant Health, MDxHealth, Metamark, Inc., Natera Inc. and Novartis AG. A number of other companies have announced their intention to enter the liquid biopsy market, and we currently believe that the barrier for entry into this business is low compared to profiling genes and gene expression in cancers, primarily due to wider adoption of NGS technologies. Historically, our principal competition for our Oncotype DX tests has also come from existing diagnostic methods used by pathologists and oncologists, and traditional diagnostic methods can be difficult to change or supplement. In addition, we compete with companies offering capital equipment and kits or reagents to local pathology laboratories. These kits are used directly by the pathologist, which facilitates adoption more readily than tests like ours that are performed outside the pathology laboratory.

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

We have a current Certificate of Accreditation under CLIA to perform high complexity testing and are accredited by the College of American Pathologists, or CAP. To renew our CLIA certificate, we are subject to survey and inspection every two years to assess compliance with program standards and may be subject to additional inspections without prior notice. The standards applicable to the tests we perform may change over time. We cannot assure that we will operate profitably should it become substantially more costly to comply with regulatory requirements in the future.

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

Clinical laboratory tests like ours are regulated under CLIA, as administered by CMS, as well as by applicable state laws. Clinical laboratory tests that are developed and validated by a laboratory for its own use, which are referred to as laboratory developed tests, or LDTs, are generally not currently subject to FDA regulation, although reagents or software provided by third parties and used to perform LDTs may be subject to regulation. We do not believe that our tests are diagnostic kits and believe that they are properly classified as LDTs. As a result, we believe our tests should not be subject to regulation at this time under established FDA policies. The container we provide for collection and transport of tumor samples from a pathology laboratory to our clinical reference laboratory may be considered a medical device subject to regulation but is currently exempt from pre‑market review by the FDA.

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

While we qualify all materials used in our tests according to CLIA regulations, we cannot be certain that the FDA will not enact rules or guidance that could impact our ability to purchase certain materials necessary for the performance of our tests, such as products labeled for research use only. Should the availability of any of the reagents obtained by us from vendors and used in conducting our tests be affected by future regulatory actions, our business could be adversely affected by those actions, including increasing the cost of testing or delaying, limiting or prohibiting the purchase of reagents necessary to perform testing.

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

In addition to HIPAA, a number of state and international laws impose requirements regarding the protection of health or other personal information that are applicable to our operations. Many state laws are not preempted by HIPAA because they are more stringent or are broader in scope than HIPAA. Further, we may be required to comply with international personal data transfer laws. Under the European Union Data Protection Directive, personal information about E.U. citizens can only be transferred from the E.U. to countries with adequate data protection. The newly agreed-upon U.S-E.U. Privacy Shield, or the Privacy Shield, has been open to registrants as of August 1, 2016. We have self-certified compliance with the Privacy Shield, which we believe will mitigate customer concerns about overseas data transfers. However there continue to be concerns about whether the Privacy Shield will face additional challenges (similar to those that invalidated the Safe Harbor Framework), and it is not guaranteed that companies who have self-certified under the Privacy Shield will be free of additional ongoing scrutiny by E.U. data protection authorities. It is possible that each of these privacy laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government imposed fines or orders requiring that we change our practices, which could adversely affect our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business.

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

For example, under the personal services exception of both the Stark Law and California’s Physician Ownership and Referral Act, or PORA, billing for tests is permitted when the orders for such tests came from physicians whose compensation arrangement with us is for personal services and meets certain written contractual requirements. We have compensation arrangements with a number of physicians for personal services, such as speaking engagements and consulting services. We have structured these arrangements with terms intended to comply with the requirements of the personal services exception of Stark Law and PORA. However, we cannot be certain that regulators would find these arrangements to be in compliance with the exceptions of Stark, PORA or similar laws in other states. If the arrangements were found to not be in compliance with these exceptions and prohibited referrals were made, we would be required to refund any payments we received pursuant to a prohibited referral to the patient, the payor or the Medicare program, as applicable.

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

Further, a violation of the self-referral prohibitions of states in which we operate could lead to additional liability. For example, a violation of PORA is a misdemeanor and could result in civil penalties and criminal fines. While we believe we comply with the Stark Law, PORA and similar laws of other states, it is possible that our claims for tests ordered by physicians with whom we have a financial relationship could be subject to regulatory scrutiny at some point in the future, and we cannot provide assurance that we will be found to be in compliance following any such regulatory review.

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

Another safe harbor to the Anti-kickback Law that may be relevant to us is the personal services safe harbor. This safe harbor provides that remuneration paid to a referral source for personal services will be deemed not to violate the Anti‑kickback Law provided all of the elements of that safe harbor are met. One element is that, if the agreement is intended to provide for the services of the physician on a periodic, sporadic or part‑time basis, rather than on a full‑time basis for the term of the agreement, the agreement specifies exactly the schedule of such intervals, their precise length, and the exact charge for such intervals. Our personal services arrangements with some physicians do not meet the specific requirement of this safe harbor in that the agreements do not specify exactly the schedule of the intervals of time to be spent on the services because the nature of the services, such as speaking engagements, does not lend itself to exact scheduling and therefore meeting this element of the personal services safe harbor is impractical. However, as noted above, failure to meet the terms of the safe harbor does not render an arrangement illegal, as such arrangements are evaluated under the language of the statute, taking into account all facts and circumstances.

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

The FCPA prohibits any U.S. individual, business entity or employee of a U.S. business entity to offer or provide, directly or through a third party, including the distributors we rely on in certain markets, anything of value to a foreign government official with corrupt intent to influence an award or continuation of business or to gain an unfair advantage, whether or not such conduct violates local laws. In addition, it is illegal for a company that reports to the SEC to have false or inaccurate books or records or to fail to maintain a system of internal accounting controls. We are also required to maintain accurate information and control over sales and distributors’ activities that may fall within the purview of the FCPA, its books and records provisions and its anti‑bribery provisions.

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

As of December 31, 2016, we had 40 issued patents in the United States and 102 issued patents outside of the United States covering genes and methods that are components of the Oncotype DX breast, colon and prostate cancer tests or research methods and platform technologies. For patents issued by the European Patent Office, we have validated each patent in key European Union countries. In addition, we have a number of pending patent applications in the United States and in other countries, including provisional and non‑provisional filings. Our issued U.S. patents expire at various times between 2023 and 2032. Some of these U.S. patent applications also have corresponding pending or granted applications under the Patent Cooperation Treaty in Canada, Europe, Japan, Australia and other jurisdictions. In these patent applications, we have either sole or joint ownership positions. In certain cases where joint ownership positions were created, we have negotiated contractual provisions providing us with the opportunity to acquire exclusive rights under the patent applications. Under some patent applications, we have elected to allow exclusive options to lapse without exercising the option. The joint ownership agreements generally are in the form of material data transfer agreements that were executed at the onset of our collaborations with third parties.

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

All employees and consultants working for us are required to execute confidentiality agreements in connection with their employment and consulting relationships with us. Confidentiality agreements provide that all confidential information developed or made known to others during the course of the employment, consulting or business relationship shall be kept confidential except in specified circumstances. In addition, agreements with employees provide that all inventions conceived by the individual while employed by us are our exclusive property. Despite measures taken to protect our intellectual property, unauthorized parties might copy aspects of our technology or obtain and use information that we regard as proprietary.

Roche License Agreement

 On October 28, 2016, we provided notice of termination of a license agreement with Roche Molecular Systems, Inc., or Roche, whereby we non-exclusively licensed from Roche a number of U.S. patents claiming nucleic acid amplification processes known as PCR, homogeneous polymerase chain reaction, and RT‑PCR. We determined to terminate this license agreement because we believe we satisfied all obligations under the agreement.

Research and Development Expenses

Research and development expenses were $61.7 million, $59.8 million and $53.1 million for the years ended December 31, 2016, 2015, and 2014, respectively. In 2015, we made a one-time $5.5 million payment to wind down this license agreement and development program. We also continued to conduct research and development studies in breast, colon, prostate and other cancers, including proprietary platforms that incorporate emerging molecular technologies to develop non‑invasive tests that can be performed on blood or urine.

Employees

As of December 31, 2016, we had 846 employees, including 161 in clinical reference laboratory operations, 129 in research and development, including bioinformatics, 342 in sales and marketing, 111 in information technology and systems and 103 in general and administrative functions. None of our U.S.-based employees are covered by collective bargaining arrangements, and we consider our relationship with our employees to be good.

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

We have historically incurred substantial net losses. From our inception in August 2000 through December 31, 2016, we had an accumulated deficit of $242.1 million. We expect to continue to invest in our product pipeline, including our current Oncotype DX and Oncotype Liquid Select SEQ tests and future Oncotype SEQ and cancer burden monitoring products, and in our global commercial infrastructure, our laboratory operations, next generation sequencing, or NGS, and other technology. For the year ended December 31, 2016, our research and development expenses were $61.7 million and our selling and marketing expenses were $151.0 million. We expect our expense levels to continue to increase for the foreseeable future as we seek to globally expand the clinical utility of our Oncotype DX breast and prostate cancer tests, drive adoption of and reimbursement for our Oncotype DX colon cancer and prostate cancer tests and develop and commercialize new tests, including Oncotype SEQ Liquid Select and Oncotype DX AR-V7 Nucleus Detect. As a result, we will need to generate significant growth in revenues in order to achieve sustained profitability. Our failure to achieve increased revenue or sustained profitability in the future could cause the market price of our common stock to decline.

If third‑party payors, including managed care organizations and Medicare, do not provide reimbursement, breach, rescind or modify their contracts or reimbursement policies or delay payments for our tests, or we are unable to successfully renegotiate reimbursement contracts, our commercial success could be compromised.

Physicians and patients may not order our tests unless third‑party payors, such as managed care organizations as well as government payors such as Medicare and Medicaid and governmental payors outside of the United States, pay a substantial portion of the test price. Reimbursement by a payor may depend on a number of factors, including a payor’s determination that tests using our technologies are not experimental or investigational, and that they are medically necessary, cost-effective, supported by peer-reviewed publications and included in clinical practice guidelines. There is uncertainty concerning third-party payor reimbursement of any test incorporating new technology, including tests developed using our Oncotype DX platform.

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

We have obtained Medicare reimbursement coverage for our prostate cancer test for low and very-low risk patients effective October 13, 2015. However, we may not be able to obtain Medicare reimbursement coverage for our prostate cancer test for intermediate risk patients or obtain other third-party payor reimbursement for patients with colon or prostate cancer or with N+ breast cancer patients that is similar to the coverage we have obtained for our invasive breast cancer test for N-, ER- patients. We believe that it may take several years to achieve reimbursement with a majority of third-party payors for our tests. If we fail to establish broad adoption of and reimbursement for all of our tests and any future tests we may develop, our reputation could be harmed and our future prospects and our business could suffer.

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

On January 19, 2017, Palmetto, the Medicare Administrative Contractor that establishes the coverage, coding and reimbursement policies for the majority of our tests under Medicare, announced that it would cover the Oncotype DX DCIS test under a new local coverage determination, or LCD, with Coverage with Data Development, or CDD, for tests performed beginning March 6, 2017. Between January 26, 2017 and March 5, 2017, Palmetto provided coverage consistent with the criteria under the LCD.

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

Our financial results depend largely on the sales of one test, our Oncotype DX invasive breast cancer test, and we will need to generate sufficient revenues from this and other tests to run our business and achieve profitability.

For the near future, we expect to continue to derive a substantial majority of our revenues from sales of one test, our Oncotype DX invasive breast cancer test. While we launched our test for colon cancer in January 2010, we do not expect to recognize significant revenues from this test. We are in various stages of research and development for other tests that we may offer as well as for enhancements to our existing tests, including our Oncotype SEQ Liquid Select product. We may not be able to successfully commercialize tests for other cancers or diseases. If we are unable to increase sales of our Oncotype DX invasive breast cancer test, establish expanded adoption of and reimbursement for our prostate cancer or DCIS tests, or successfully develop and commercialize new products such as our Oncotype SEQ Liquid Select product or enhancements to currently commercialized tests, our revenues and our ability to achieve sustained profitability would be impaired.

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

Reimbursement on behalf of patients covered by Medicare accounted for 21%, 20% and 20% of our product revenues for the years ended December 31, 2016, 2015 and 2014, respectively. Accounts receivable on behalf of patients directly covered by Medicare represented 24%, 14% and 27% of our total accounts receivable at December 31, 2016, 2015 and 2014, respectively. While there were no other third-party payors representing 10% or more of our product revenues for these periods, there have been in the past, and may be in the future, other payors accounting for 10% or more of our product revenues. Because the majority of stage II and stage III colon cancer patients and prostate cancer patients in the United States are age 65 and over, and thus eligible for Medicare, we may become more dependent on Medicare reimbursement in the future. It is possible that Medicare or other third-party payors that provide reimbursement for our tests may suspend, revoke or discontinue coverage at any time, may require co-payments from patients, or may reduce the reimbursement rates payable to us. Any such action could have a negative impact on our revenues.

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

If our sole Oncotype DX laboratory facility becomes inoperable, we will be unable to perform our tests and our business will be harmed.

We do not have redundant clinical reference laboratory facilities outside of Redwood City, California for Oncotype DX breast, colon and prostate cancer tests and Oncotype SEQ Liquid Select. Redwood City is situated near active earthquake fault lines. Our facility and the equipment we use to perform our tests would be costly to replace and could require substantial lead time to repair or replace. The facility may be harmed or rendered inoperable by natural or man‑made disasters, including earthquakes, flooding and power outages, which may render it difficult or impossible for us to perform our tests for some period of time. The inability to perform our tests or the backlog of tests that could develop if our facility is inoperable for even a short period of time may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

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

As part of our business strategy, we may pursue acquisitions of complementary businesses and assets, as well as technology licensing arrangements. We also may pursue strategic alliances that leverage our core technology and industry experience to expand our product offerings or distribution, or make investments in other companies. We have in the past and may in the future experience losses related to the recognition of our portion of the net losses of equity method investees, and we may in the future experience impairment losses related to our investments in companies if we determine that the value of an investment is impaired. Losses related to our investments in other companies could have a material negative effect on our results of operations. We have no experience with respect to acquiring other companies and limited experience with respect to the formation of strategic alliances and joint ventures. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any future acquisitions by us also could result in significant write‑offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. Integration of an acquired company also may require management resources that otherwise would be available for ongoing development of our existing business. We may not identify or complete these transactions in a timely manner, on a cost‑effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance, joint venture or investment. Additionally, although we are not currently a majority investor in any other company, we cannot guarantee that a company in whom we invest in the future will not be considered a variable interest entity, or VIE, under relevant accounting standards and guidance. If an entity in which we invest is determined to be a VIE, we may have to consolidate that entity’s financial results with ours, and such consolidation could have a negative effect on our financial results.

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

•	significant competition from local and regional product offerings;
•	difficulties in complying with unclear product regulations in various jurisdictions;

•	difficulties in staffing and managing foreign operations;
•	complexities associated with managing multiple payor reimbursement regimes, government payors or patient self‑pay systems;
•	logistics and regulations associated with shipping tissue samples or complying with local regulations concerning the analysis of tissue, including infrastructure conditions and transportation delays;
•	limits in our ability to penetrate international markets if we are not able to process tests locally;
•	lack of intellectual property protection in certain markets;
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

We receive a portion of our revenues and pay a portion of our expenses in currencies other than the U.S. dollar, such as the Euro, the Swiss franc, the British pound and the Canadian dollar. As a result, we are at risk from exchange rate fluctuations between such foreign currencies and the U.S. dollar, which could affect our results of operations. For the year ended December 31, 2016, approximately 10% of our product revenues came from foreign denominated currencies. If the U.S. dollar strengthens against foreign currencies, as it had during 2016, the translation of these foreign currency denominated transactions will result in decreased revenues and operating expenses and increased net losses. We may not be able to offset adverse foreign currency impact with increased revenues. We have not to date utilized hedging strategies to mitigate foreign currency risk and even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

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

In addition, the interpretation and application of consumer, health‑related and data protection laws in the U.S., Europe and elsewhere are often uncertain, contradictory and in flux. For example, in October 2015, the European Court of Justice invalidated the U.S./E.U. Safe Harbor Framework regarding the overseas transfer of E.U. residents’ personal data, under which we held certification. Companies, such as us, who relied upon the invalid Safe Harbor Framework were exposed to additional scrutiny from the E.U. data protection authorities without the protection of the Safe Harbor Framework. The newly agreed-upon U.S-E.U. Privacy Shield, or the Privacy Shield, has been open to registrants as of August 1, 2016. We have self-certified with the Department of Commerce for compliance with the Privacy Shield, which we believe will mitigate customer concerns about overseas data transfers. However there continue to be concerns about whether the Privacy Shield will face additional challenges (similar to those that invalidated the Safe Harbor Framework), and it is not guaranteed that companies who have self-certified under the Privacy Shield will be free of additional ongoing scrutiny by E.U. data protection authorities. It is possible that each of these privacy laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government imposed fines or orders requiring that we change our practices, which could adversely affect our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business.

If we were sued for product liability or professional liability, we could face substantial liabilities that exceed our resources.

The marketing, sale and use of our tests could lead to the filing of product liability claims if someone were to allege that our tests failed to perform as designed. We may also be subject to liability for errors in the test results we provide to physicians or for a misunderstanding of, or inappropriate reliance upon, the information we provide. For example, physicians sometimes order our Oncotype DX breast cancer test for patients who do not have the same specific clinical attributes indicated on the report form as those for which the test provides clinical experience information from validation studies. It is our practice to offer medical consultation to physicians ordering our test for such patients, including patients with ER‑ breast cancers. A product liability or professional liability claim could result in substantial damages and be costly and time consuming for us to defend. Although we maintain product and professional liability insurance, we cannot assure you that our insurance would protect us from the financial impact of defending against product liability or professional liability claims or any judgments, fines or settlement costs arising out of any such claims. Any product liability or professional liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any product liability lawsuit could cause injury to our reputation, result in the recall of our products, or cause current clinical partners to terminate existing agreements and potential clinical partners to seek other partners, any of which could impact our results of operations.

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

Risks Related to Governmental Regulation

Healthcare policy changes, including legislation reforming the U.S. healthcare system, may have a material adverse effect on our financial condition and results of operations.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the Affordable Care Act, or ACA, enacted in March 2010, makes changes that significantly impact the pharmaceutical and medical device industries and clinical laboratories. For example, beginning in 2013 through December 31, 2015, each medical device manufacturer was required to pay sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices that are listed with the FDA. The medical device tax has been suspended for 2016 and 2017, but is scheduled to return beginning in 2018. Although the FDA has issued draft guidance that, if finalized, would regulate certain LDTs as medical devices, none of our LDTs, such as our Oncotype DX breast, colon and prostate cancer tests, are currently listed with the FDA. We cannot assure you that the tax will not apply to services such as ours in the future.

Other significant measures contained in the ACA include, for example, coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. The ACA also includes significant new fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. In addition, the ACA establishes an Independent Payment Advisory Board, or IPAB, to reduce the per capita rate of growth in Medicare spending if expenditures exceed certain targets. At this point, the triggers for IPAB proposals have not been met; it is unclear when such triggers may be met in the future and when any IPAB-proposed reductions to payments could take effect. In addition to the ACA, various healthcare reform proposals have also emerged from federal and state governments. The current U.S. President and other U.S. lawmakers have made statements about potentially repealing and/or replacing the ACA. We are monitoring the impact of the ACA and proposals to repeal, replace or refine the ACA to enable us to determine the trends and changes that may potentially impact our business over time.

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

At various times since 2006, the FDA has issued documents outlining its intent to require varying levels of FDA oversight of many LDTs, including our tests. In October 2014, the FDA issued draft guidance that sets forth a proposed risk-based regulatory framework that would apply varying levels of FDA oversight to LDTs. The FDA has indicated that it does not intend to implement its proposed framework until the draft guidance documents are finalized. On January 13, 2017, the FDA published a “discussion paper” in which the FDA outlined a substantially revised “possible approach” to the oversight of LDTs. The discussion paper explicitly states that it is not a final version of the 2014 draft guidance and that it does not represent the FDA’s “formal position.” It is unclear at this time if or when the FDA will finalize its plans to end enforcement discretion for LDTs, and even then, whether the new regulatory requirements are expected to be phased-in over time. However, the FDA may decide to regulate certain LDTs on a case-by-case basis at any time.

Legislative proposals addressing oversight of genetic testing and LDTs have been introduced in previous Congresses, and we expect that new legislative proposals will be introduced from time to time in the future. We cannot provide any assurance that FDA regulation, including pre-market review, will not be required in the future for our tests, whether through finalization of guidance issued by the FDA, new enforcement policies adopted by the FDA or new legislation enacted by Congress. It is possible that legislation will be enacted into law or guidance could be issued by the FDA which may result in increased regulatory burdens for us to continue to offer our tests or to develop and introduce new tests.

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

If we were required to conduct additional clinical trials prior to continuing to sell our current tests or launching any other tests we may develop, those trials could result in delays or failure to obtain necessary regulatory approvals, which could harm our business.

If the FDA decides to regulate any of our tests, it may require additional pre-market clinical testing before clearing or approving such tests for commercial sales. Such pre-market clinical testing could delay the commencement or completion of other clinical testing, significantly increase our test development costs, delay commercialization of any future tests, and interrupt sales of our current tests. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to delay or denial of regulatory clearance or approval. The commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the clinical trial.

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

We are also required to maintain a California clinical laboratory license to conduct testing in California. California laws establish standards for day‑to‑day operation of our clinical reference laboratory, including the training and skills required of personnel and quality control. In addition, our clinical reference laboratory is required to be licensed on a test‑specific basis by New York State. New York law also mandates proficiency testing for laboratories licensed under New York state law, regardless of whether or not such laboratories are located in New York. Moreover, Pennsylvania, Maryland and Rhode Island require that we hold licenses to test specimens from patients in those states and Florida requires that we hold a license when we receive specimens from clinical laboratories in that state. Other states may have similar requirements or may adopt similar requirements in the future. Finally, we may be subject to regulation in foreign jurisdictions as we seek to expand international distribution of our tests, which may require review of our tests in order to offer our services or may have other limitations such as prohibitions on the export of tissue necessary for us to perform our tests that may limit our ability to distribute outside of the United States.

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

We are subject to other regulation in the United States by both the federal government and the states in which we conduct our business, as well as in other jurisdictions outside of the United States, including:

•	Medicare billing and payment regulations applicable to clinical laboratories;
•	the Federal Anti‑kickback Law and state anti‑kickback prohibitions;
•	the Federal physician self‑referral prohibition, commonly known as the Stark Law, and the state equivalents;
•	the Federal Health Insurance Portability and Accountability Act of 1996 (as amended);
•	the Medicare civil money penalty and exclusion requirements;
•	the Federal False Claims Act civil and criminal penalties and state equivalents; and
•	the Foreign Corrupt Practices Act, the United Kingdom Anti‑bribery Act and the European Data Protection Directive, all of which apply to our international activities.

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

We have multiple tests in development and devote considerable resources to research and development. There can be no assurance that our Oncotype DX tests will be capable of reliably predicting the recurrence of cancers other than breast, colon and prostate cancer with the sensitivity and specificity necessary to be clinically useful and commercially viable. We also cannot be certain that the Oncotype SEQ Liquid Select product we have launched, or future Oncotype SEQ tests, will attain widespread use among its intended target of community oncologists. In addition, before we can develop diagnostic tests for new cancers or other diseases and commercialize any new products, we will need to:

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

As our test volume grows, we will need to continue to ramp up our testing capacity, implement increases in scale and related processing, customer service, billing and systems process improvements, and expand our internal quality assurance program, technology and manufacturing platforms to support testing on a larger scale. We will also need additional certified laboratory scientists and other scientific and technical personnel to process higher volumes of our tests. We cannot assure you that any increases in scale, related improvements and quality assurance will be successfully implemented or that appropriate personnel will be available. As additional products are commercialized, such as our Oncotype SEQ Liquid Select product, we will need to bring new equipment on‑line, implement new systems, technology, controls and procedures and hire personnel with different qualifications. We cannot assure you that any such efforts will not result in delays. Failure to implement necessary procedures, transition to new equipment or processes or to hire the necessary personnel could result in higher cost of processing or an inability to meet market demand. There can be no assurance that we will be able to perform tests on a timely basis at a level consistent with demand, that our efforts to scale our commercial operations will not negatively affect the quality of test results, or that we will be successful in responding to the growing complexity of our testing operations. If we encounter difficulty meeting market demand or quality standards for our tests, our reputation could be harmed and our future prospects and our business could suffer.

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

As of December 31, 2016, we have entered into exclusive distribution agreements for the sale of our tests with distributors covering more than 90 countries. We may enter into other similar arrangements to distribute our tests in other countries in the future. We intend to continue to grow our business internationally, and to do so we may need to attract additional distributors to expand the territories in which we sell our tests. Distributors may not commit the necessary resources to market and sell our tests to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to enter into arrangements with distributors to market our tests in particular geographic areas, we may not realize long‑term international revenue growth. In addition, our revenue from distributors could be negatively impacted as a result of changes in business cycles, business or economic conditions, reimbursement rates, changes in foreign currency exchange rates that make our tests more expensive in our distributors’ local currencies or other factors that could affect their ability to pay us for tests on a timely basis or at all.

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

In recent years, there have been numerous advances in technologies relating to the diagnosis and treatment of cancer. For example, technologies in addition to ours now permit measurement of gene expression in fixed paraffin‑embedded tissue specimens or blood or urine. There have also been advances in methods used to analyze very large amounts of genomic information, specifically NGS. These advances require us to continuously develop our technology, develop new products and enhance existing products to keep pace with evolving standards of care. Our tests could become obsolete unless we continually innovate and expand our products to demonstrate recurrence and treatment benefit in patients treated with new therapies. New treatment therapies typically have only a few years of clinical data associated with them, which limits our ability to perform clinical studies and correlate sets of genes to a new treatment’s effectiveness. Additionally, as new products are developed, evolving industry standards and metrics may slow the widespread adoption of any new products we may introduce. If we are unable to demonstrate the applicability of our tests to new treatments or to keep pace with new industry standards, sales of our test could decline, which would harm our revenues.

If we are unable to compete successfully, we may be unable to increase or sustain our revenues or achieve sustained profitability.

We compete in a rapidly evolving and highly competitive industry, and there are a number of private and public companies that offer products or have conducted research to profile genes and gene expression in breast, colon and prostate cancer, including companies such as Agendia Inc., BioTheranostics, Exact Sciences, Inc. GenomeDx Biosciences Inc., Hologic Inc., Myriad Genetics Inc. (and its Sividon Diagnostics subsidiary), NanoString Technologies Inc., NeoGenomics, Inc., Novartis AG, and Qiagen N.V. As we expand our research, development and commercialization efforts into the liquid biopsy and pan-cancer clinical diagnostics market, we face competition from companies such as Danaher Corporation (and its Cepheid, Inc. subsidiary), Foundation Medicine, Grail, Guardant Health, MDxHealth, Metamark, Inc., Natera Inc. and Novartis AG. A number of other companies have announced their intention to enter the liquid biopsy market, and we currently believe that the barrier for entry into this business is low compared to profiling genes and gene expression in cancers, primarily due to wider adoption of NGS technologies. Historically, our principal competition for our Oncotype DX tests has also come from existing diagnostic methods used by pathologists and oncologists, and traditional diagnostic methods can be difficult to change or supplement. We also face competition from commercial laboratories with strong distribution networks for diagnostic tests, such as Laboratory Corporation of America Holdings and Quest Diagnostics Incorporated. Other potential competitors include companies that develop diagnostic tests such as Roche Diagnostics, a division of Roche Holding, Ltd, Siemens AG and Veridex LLC, a Johnson & Johnson company, as well as other companies and academic and research institutions.

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

If we cannot successfully maintain or manage our current collaborations or enter into new collaborations, our product development could be delayed and our introduction of new products into the market could be adversely affected which could result in adverse effects on our financial results.

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

We have limited experience in commercializing products through collaborations with third parties, which includes our commercial collaboration with Epic Sciences. This collaborative arrangement poses a number of risks, including, among others, whether we will be able to obtain adequate reimbursement for Oncotype DX AR-V7 Nucleus Detect with both public and private payors, whether our commercial channel will be successful in creating market demand for Oncotype DX AR-V7 Nucleus Detect, whether Epic Sciences is able to obtain and maintain appropriate state laboratory licensure, and whether our information technology and reporting systems are adequately and securely integrated with those of Epic Sciences..

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

ITEM 1B.  Unresolved Staff Comments.

None.

ITEM 2.  Properties.

We currently lease approximately 180,700 square feet of laboratory and office space in Redwood City, California under operating leases that expire between March 2021 and March 2023, with options for us to extend the term of each lease for an additional five years. We also lease approximately 7,500 square feet of office space in Geneva, Switzerland under an operating lease that expires in May 2021. Additionally, we have offices in France, Germany, Ireland, Italy, Japan and the United Kingdom with short‑term rental agreements. We may need additional facilities in the future as we expand our business and believe that additional space, when needed, will be available on commercially reasonable terms.

ITEM 3.  Legal Proceedings.

We were not a party to any material legal proceedings at December 31, 2016, or at the date of this report. We may from time to time become involved in various legal proceedings arising in the ordinary course of business.

ITEM 4.  Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant

The names of our executive officers and their ages as of March 1, 2017, are as follows:

Name	Age	Position
Kimberly J. Popovits	58	President and Chief Executive Officer
G. Bradley Cole	61	Chief Operating Officer and Chief Financial Officer
Phillip Febbo, M.D.	50	Chief Medical Officer
Laura Leber Kammeyer	54	Chief Communications Officer
Kim McEachron	61	Chief People Officer
Frederic Pla, Ph.D.	57	Chief Business and Product Development Officer
Jason W. Radford	35	Chief Legal Officer and Secretary
Steven Shak, M.D.	66	Chief Scientific Officer
James Vaughn	54	Chief Commercial Officer

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

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock, par value $0.0001 per share, is traded on The NASDAQ Global Select Market under the symbol “GHDX.” The following table sets forth the range of high and low sales prices for our common stock for the periods indicated:

	2016
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Stock price—high	$35.79	$28.99	$30.57	$33.96
Stock price—low	$22.00	$23.57	$25.56	$28.16

	2015
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Stock price—high	$33.82	$31.33	$27.90	$35.25
Stock price—low	$29.66	$25.76	$21.16	$20.55

According to the records of our transfer agent, we had 51 stockholders of record as of February 28, 2017.

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

Set forth below is a line graph showing the cumulative total stockholder return (change in stock price plus reinvested dividends) assuming the investment of $100 on December 31, 2011 in each of our common stock, the NASDAQ Market Index and the NASDAQ Biotechnology Index for the period commencing on December 31, 2011 and ending on December 31, 2016. The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN

AMONG GENOMIC HEALTH, INC.,

NASDAQ MARKET INDEX AND NASDAQ BIOTECHNOLOGY INDEX

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2011	2012	2013	2014	2015	2016
Genomic Health, Inc.	$100.00	$107.29	$115.28	$125.92	$138.64	$115.75
NASDAQ Market Index	$100.00	$116.41	$165.47	$188.69	$200.32	$216.54
NASDAQ Biotechnology Index	$100.00	$134.68	$232.37	$307.67	$328.76	$262.08

ITEM 6.  Selected Financial Data.

The following selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. The selected consolidated balance sheet data at December 31, 2016 and 2015 and the selected consolidated statements of operations data for each year ended December 31, 2016, 2015 and 2014 have been derived from our audited consolidated financial statements that are included elsewhere in this report. The selected consolidated balance sheet data at December 31, 2014, 2013, and 2012 and the selected consolidated statements of operations data for the years ended December 31, 2013 and 2012 have been derived from our audited consolidated financial statements not included in this report. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Product revenues	$326,918	$287,458	$275,706	$259,192	$233,457
Contract revenues	950	—	—	2,403	1,716
Total revenues	327,868	287,458	275,706	261,595	235,173
Operating expenses(1):
Cost of product revenues	57,263	53,782	48,742	42,100	37,018
Research and development	61,723	59,798	53,076	64,177	47,307
Selling and marketing	151,042	143,557	137,846	112,758	95,350
General and administrative	73,272	64,348	59,669	54,392	47,064
Total operating expenses	343,300	321,485	299,333	273,427	226,739
Income (loss) from operations	(15,432)	(34,027)	(23,627)	(11,832)	8,434
Impairment on investments	—	—	—	(643)	—
Interest income, net	418	221	192	222	295
Gain on sale of equity securities	3,208	—	—	—	—
Other income (expense), net	(732)	(498)	(764)	(158)	(58)
Income (loss) before income taxes	(12,538)	(34,304)	(24,199)	(12,411)	8,671
Income tax expense (benefit)	1,381	(996)	393	346	422
Net income (loss)	$(13,919)	$(33,308)	$(24,592)	$(12,757)	$8,249
Basic net income (loss) per share	$(0.42)	$(1.03)	$(0.78)	$(0.42)	$0.27
Diluted net income (loss) per share	$(0.42)	$(1.03)	$(0.78)	$(0.42)	$0.26
Weighted-average shares used in computing basic net income (loss) per share	33,264	32,382	31,453	30,512	30,326
Weighted-average shares used in computing diluted net income (loss) per share	33,264	32,382	31,453	30,512	32,152

(1)	Includes non‑cash charges for employee stock‑based compensation expense as follows:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Cost of product revenues	$590	$525	$497	$483	$441
Research and development	4,934	4,228	4,143	4,486	3,632
Selling and marketing	5,551	4,526	4,822	4,756	4,551
General and administrative	7,228	6,726	7,076	7,732	6,480
Total	$18,303	$16,005	$16,538	$17,457	$15,104

	At December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$96,989	$94,943	$103,660	$105,350	$99,065
Working capital	104,789	100,278	110,182	115,160	104,869
Total assets	201,114	184,617	185,921	177,034	153,734
Accumulated deficit	(242,088)	(228,169)	(194,861)	(170,269)	(157,512)
Total stockholders’ equity	156,105	139,535	145,513	144,981	126,326

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

In January 2004, we launched our first Oncotype DX test, which is used to predict the likelihood of cancer recurrence and the likelihood of chemotherapy benefit in early stage invasive breast cancer patients. In January 2010, we launched our second Oncotype DX test, the first multigene expression test developed to assess risk of recurrence in stage II colon cancer patients. In late December 2011, we made Oncotype DX available for patients with DCIS, a pre-invasive form of breast cancer. In June 2012, we extended our offering of the Oncotype DX colon cancer test to patients with stage III disease treated with oxaliplatin-containing adjuvant therapy. In May 2013, we launched our Oncotype DX prostate cancer test, which is used to predict disease aggressiveness in men with low risk disease. As of February 28, 2017, the list price of our Oncotype DX breast cancer tests in the United States was $4,620, the list price of our Oncotype DX colon cancer test was $4,420 and the list price of our Oncotype DX prostate cancer test was $4,520. The substantial majority of our historical revenues have been derived from the sale of Oncotype DX breast cancer tests ordered by physicians in the United States.

For the year ended December 31, 2016, more than 118,570 Oncotype DX test reports were delivered for use in treatment planning, compared to more than 107,030 and 95,630 test reports delivered for the years ended December 31, 2015 and 2014, respectively. All of our tests are conducted at our clinical reference laboratory in Redwood City, California. Our clinical reference laboratory processing capacity is currently approximately 150,000 tests annually, and has significant expansion capacity with incremental increases in laboratory personnel and equipment. The Oncotype DX breast, colon, and prostate cancer tests analyze different genes. However, all of the tests are based on a similar Oncotype DX reverse transcription polymerase chain reaction, or RT-PCR, platform. We believe that we currently have sufficient capacity to process current demand for our tests.

We have expanded our clinical laboratory facilities and processing capacity to accommodate future next generation sequencing (NGS) testing and research and development. We expect our continued commercialization efforts of our tests will result in increased costs for laboratory testing, including staffing-related costs, incremental sales and marketing personnel to introduce our products to physicians and patients, costs for clinical utility studies and costs associated with obtaining reimbursement coverage.

We depend upon third-party payors, both public and private, to provide reimbursement for our tests. Accordingly, we have and expect to continue to focus substantial resources on obtaining and maintaining reimbursement coverage from third-party payors.  Sales of our tests in the United States and other countries are dependent upon the coverage decisions and reimbursement policies established by government healthcare programs and private health insurers. Market acceptance of our tests has and will continue to depend upon the ability to obtain an appropriate level of coverage for, and reimbursement from, third-party payors for our tests. We have had Medicare coverage for our Oncotype DX invasive breast cancer test since 2006 and for our Oncotype DX colon cancer test since 2011. In October 2015, we obtained Medicare coverage for our Oncotype DX prostate cancer test for patients with low and very-low risk. Under the terms of the coverage determination for our prostate cancer test, reimbursement is limited to tests ordered by physicians who agree to participate in a Certification Training Registry and to provide certain information about Medicare beneficiaries who receive our test. On December 16, 2015, Palmetto GBA, a Medicare Administrative Contractor that processes Medicare claims and sets Medicare coverage and payment policies for certain tests performed by our laboratory, informed us that they believe it was appropriate to establish a unique identifier code and independent coverage for the Oncotype DX DCIS test. We have obtained a unique identifier code for the Oncotype DX DCIS test, and we submitted to Palmetto additional validation and clinical utility data generated since its previous decision in May 2013, to cover the Oncotype DX DCIS test for all qualified Medicare patients with DCIS breast cancer. On January 19, 2017, Palmetto announced that it would cover the Oncotype DX DCIS test under a new LCD with Coverage with Data Development for services furnished beginning March 6, 2017.

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

The majority of our international Oncotype DX breast and colon cancer test revenues come from direct payor reimbursement, payments from our distributors, patient self-pay, and clinical collaborations in various countries. We have obtained some coverage, which varies substantially from country to country, for our breast cancer test outside of the United States, including in Argentina, Canada, the Czech Republic, Germany, Greece, Hungary, Ireland, Israel, Saudi Arabia, Spain, Switzerland and the United Kingdom. In 2013, we announced that the National Institute for Health and Care Excellence, or NICE, in the United Kingdom issued its final guidance recommending Oncotype DX as the only multi-gene breast cancer test for use in clinical practice to guide chemotherapy treatment decisions for certain patients. We established reimbursement with NHS England following NICE’s recommendation for our breast cancer test, and in 2015 we began to receive payments from NHS England trusts with whom we have completed contractual arrangements. In 2014, the Gynecologic Oncology Working Group (AGO) in Germany updated their guidelines to recommend Oncotype DX as the only breast cancer gene expression test to predict chemotherapy benefit in early-stage, hormone receptor-positive invasive breast cancer. We expect that it will take several years to establish broad coverage and reimbursement for our Oncotype DX breast, colon and prostate cancer tests with payors in countries outside of the United States and there can be no assurance that our efforts will be successful.

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

As of the date of this report, we have not experienced a loss of principal on any of our short-term marketable securities, and we expect that we will continue to be able to access or liquidate these investments as needed to support our business activities. We periodically monitor the financial position of our significant third-party payors, which include Medicare and managed care companies. As of the date of this report, we do not expect the current economic environment to have a material negative impact on our ability to collect payments from third-party payors in the foreseeable future. We believe the economic environment and changes in the healthcare system continued to impact product payment cycles, growth in tests delivered and product revenue generated during the year ended December 31, 2016. We intend to continue to assess the impact of the economic environment on our business activities. If the economic environment does not improve or deteriorates, our business including our patient population, government and third-party payors and our distributors and suppliers could be negatively affected, resulting in a negative impact on our product revenues.

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

In addition, the Protecting Access to Medicare Act of 2014, or PAMA includes a substantial new payment system for certain clinical laboratory tests that is scheduled to be effective starting in 2018. Under PAMA, laboratories that receive the majority of their Medicare revenues from payments made under the CLFS or the Physician Fee Schedule will be required to report every three years (or annually for “advanced diagnostic laboratory tests”), private payor payment rates and volumes for their tests. CMS will use the rates and volumes reported by laboratories to develop Medicare payment rates for the tests equal to the volume-weighted median of the private payor payment rates for the tests.

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

Changes in Medicare Administrative Contractor (MAC) services

On a five year rotational basis, Medicare requests bids for its regional MAC services. In September 2013, the claims processing function for our jurisdiction transitioned from Palmetto GBA, to our current MAC, Noridian. Palmetto GBA under their MolDx Program is continuing to establish coverage, coding and reimbursement policies for molecular diagnostic tests performed in our jurisdiction, including our tests, which is not subject to the same five year rotation as for regional MAC services. The elimination of the MolDx Program or a change in the administrator of that program could impact the current coverage or payment rates for our existing tests and our ability to obtain Medicare coverage for products for which we do not yet have coverage or any products we may launch in the future, or delay payments for our tests.

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

As of December 31, 2016, amounts outstanding for tests delivered, net of write-downs and adjustments, which were not recognized as revenue upon delivery because our accrual revenue recognition criteria were not met and which had not been collected totaled approximately $65.5 million. We cannot provide any assurance as to when, if ever, and to what extent these amounts will be collected.

From time to time, we receive requests for refunds of payments, generally due to overpayments made by third‑party payors. Upon becoming aware of a refund request, we establish an accrued liability for tests covered by the refund request until such time as we determine whether or not a refund is due. If we determine that a refund is due, we credit cash and reduce the accrued liability. Accrued refunds were $487,000 and $609,000 at December 31, 2016 and 2015, respectively.

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

Allowance for Doubtful Accounts

We accrue an allowance for doubtful accounts against our accounts receivable based on estimates consistent with historical payment experience. Our allowance for doubtful accounts is evaluated quarterly and adjusted when trends or significant events indicate that a change in estimate is appropriate. Historically, the amounts of uncollectible accounts receivable that have been written off have been consistent with management’s expectations. We cannot assure you that we will not experience higher than expected write-offs in the future. As of December 31, 2016 and 2015, our allowance for doubtful accounts was $4.5 million and $4.0 million, respectively. See “Liquidity and Capital Resources” for additional information, including a summary of accounts receivable aging by payor mix.

Results of Operations

Comparison of Years Ended December 31, 2016, 2015 and 2014

We recorded a net loss of $13.9 million for the year ended December 31, 2016, compared to net losses of $33.3 million and $24.6 million for the years ended December 31, 2015 and 2014, respectively. On a basic and diluted per share basis, net loss per share was $0.42, $1.03 and $0.78 for the years ended December 31, 2016, 2015 and 2014, respectively. We may incur net losses in future periods due to future spending and fluctuations in our business, and we may not achieve or maintain sustained profitability in the future.

Revenues

We derive our revenues primarily from product sales and, to a lesser extent, from contract research arrangements. We operate in one industry segment. As of December 31, 2016, the substantial majority of our product revenues have been derived from the sale of our Oncotype DX breast cancer test. Payors are billed upon generation and delivery of test results to the physician. Product revenues are recorded on a cash basis unless a contract or arrangement to pay is in place with the payor at the time of billing and collectability is reasonably assured. Contract revenues are derived from studies conducted with biopharmaceutical and pharmaceutical companies and are recorded as contractual obligations are completed.

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Product revenues	$326,918	$287,458	$275,706
Contract revenues	950	—	—
Total revenues	$327,868	$287,458	$275,706
Period over period dollar increase in product revenues	$39,460	$11,752
Period over period percentage increase in product revenues	14%	4%

The year over year increases in product revenues resulted, in part, from increased adoption. Test volume increased by 11% for the year ended December 31, 2016 compared to the year ended December 31, 2015. Of the growth in test volume, approximately 10% was from breast cancer tests delivered worldwide. Test volume increased by 12% for the year ended December 31, 2015 compared to the year ended December 31, 2014. Test volume increases exceeded revenue increases primarily due to our Oncotype DX prostate cancer test, which had not yet established reimbursement until October 2015, and tests from certain international markets where we have not yet established reimbursement. In addition, the stronger U.S. dollar in 2016 and 2015 resulted in a negative impact on product revenues as described below.

International product revenue increased to $46.8 million or by 13% for the year ended December 31, 2016 compared to the year ended December 31, 2015. International product revenues decreased to $41.4 million or by 8% for the year ended December 31, 2015 compared to the year ended December 31, 2014 due to foreign exchange rate differences which accounted for $3.1 million of the decrease, as well as the recognition in 2014 of revenue resulting from a temporary access program in the United Kingdom.

Approximately $231.3 million, or 71%, of product revenues for the year ended December 31, 2016, was recorded on an accrual basis and recognized at the time the test results were delivered, compared to $211.7 million, or 74%, and $199.9 million, or 73%, of product revenues for the years ended December 31, 2015 and 2014, respectively. For all periods, the balance of product revenues was recognized upon cash collection as payments were received. The timing of recognition of revenues related to third-party payors may cause fluctuations in product revenues from period to period.

Product revenues related to Medicare patients for the year ended December 31, 2016 were $70.2 million, or 21%, of product revenues, compared to $58.9 million, or 20%, and $55.9 million, or 20%, of product revenues for the years ended December 31, 2015 and 2014, respectively. No other third‑party payors comprised product revenues of 10% or more for those years.

Contract revenues were $950,000 for the year ended December 31, 2016 and primarily represented a study using a validated renal gene signature assay to test samples from the Pfizer S-TRAC study to examine the association of recurrence score and clinical endpoint. There were no contract revenues for the years ended December 31, 2015 and 2014. We expect that our contract revenues will continue to fluctuate based on the number and timing of studies being conducted.

Cost of Product Revenues

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Tissue sample processing costs	$51,414	$44,022	$38,712
Stock-based compensation	590	525	497
Total tissue sample processing costs	52,004	44,547	39,209
License fees	5,259	9,235	9,533
Total cost of product revenues	$57,263	$53,782	$48,742
Period over period dollar increase in tissue sample processing costs	$7,392	$5,310
Period over period percentage increase in tissue sample processing costs	17%	14%

Cost of product revenues includes the cost of materials, direct labor, equipment and infrastructure expenses associated with processing tissue samples (including sample accessioning, histopathology, anatomical pathology, paraffin extraction, RT PCR, quality control analyses and shipping charges to transport tissue samples) and license fees. Infrastructure expenses include allocated facility occupancy and information technology costs. Costs associated with performing our tests are recorded as tests are processed. Costs recorded for tissue sample processing represent the cost of all the tests processed during the period regardless of whether revenue was recognized with respect to that test. Historically, royalties for licensed technology calculated as a percentage of product revenues and fixed annual payments relating to the launch and commercialization of Oncotype DX tests are recorded as license fees in cost of product revenues at the time product revenues are recognized or in accordance with other contractual obligations. For the year ended December 31, 2016, the decrease in license fees is primarily due to the satisfaction of certain royalty payment obligations for the license of PCR patents under a license agreement with Roche Molecular Systems, Inc. In previous periods, license fees were generally calculated as a percentage of product revenues, however, the percentage change in license fees does not correlate exactly to the percentage change in product revenues because certain agreements contain provisions for fixed annual payments and other agreements have tiered rates and payments that may be capped at annual minimum or maximum amounts. As a result of the termination of the Roche license agreement, we expect license fees expense to be significantly reduced in future periods.

Tissue sample processing costs increased $7.4 million, or 17%, in 2016 compared to 2015, and $5.3 million, or 14%, in 2015 compared to 2014, driven primarily by increases in test volume of 11% and 12% in 2016 and 2015, respectively, as well as an increase in information technology cost allocation associated with the implementation of new systems.

We expect the cost of product revenues to increase in future periods as we process more tests.

Research and Development Expenses

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Personnel-related expenses	$33,269	$30,077	$27,411
Stock-based compensation	4,934	4,228	4,143
Collaboration expenses	3,337	8,088	3,478
Reagents and laboratory supplies	2,302	2,861	2,430
Allocated information technology, facilities and other costs	11,186	8,009	8,325
Other costs	6,695	6,535	7,289
Total research and development expenses	$61,723	$59,798	$53,076
Period over period dollar increase	$1,925	$6,722
Period over period percentage increase	3%	13%

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

The $1.9 million, or 3%, increase in research and development expenses for 2016 compared to 2015 was primarily due to a $3.2 million increase in personnel-related expense, a $3.2 million increase in allocated information technology, facilities and other costs and a $706,000 increase in stock-based compensation partially offset by a $4.8 million decrease in collaboration expenses and a $559,000 decrease in reagents and laboratory supplies. The $8.1 million of collaboration expenses for the year ended December 31, 2015 includes a one-time $5.5 million expense for the wind-down of a license agreement and development program. Exclusive of this one-time expense, collaboration expenses for the year ended December 31, 2016 compared to the year ended December 31, 2015 increased by $7.4 million, or 14%.

The $3.2 million increase in personnel-related expenses was primarily attributable to a $1.5 million increase in salaries, benefits and related expenses due to increased headcount during the year and higher benefits costs and a $1.6 million increase in bonuses. The $3.2 million increase in allocated information technology, facilities and other costs is primarily due to increased depreciation expense related to our new enterprise resource planning system and increased costs of projects in preparing for our commercial launch of Oncotype SEQ Liquid Select, our first Oncotype SEQ product, for the management and monitoring of multiple cancer types, and Oncotype DX AR-V7 Nucleus Detect.

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

Selling and Marketing Expenses

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Personnel-related expenses	$79,719	$77,570	$74,265
Stock-based compensation	5,551	4,526	4,822
Promotional and marketing materials	14,758	17,492	18,883
Travel, meetings and seminars	16,003	15,715	14,803
Collaboration expenses	1,290	3,030	2,948
Allocated information technology, facilities and other costs	26,783	20,612	18,382
Other costs	6,938	4,612	3,743
Total selling and marketing expenses	$151,042	$143,557	$137,846
Period over period dollar increase	$7,485	$5,711
Period over period percentage increase	5%	4%

Our selling and marketing expenses consist primarily of personnel related expenses, education and promotional expenses, market analysis and development expenses and infrastructure expenses, including allocated facility occupancy and information technology costs. These expenses include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding our genomic technologies, how our tests are developed and validated and the value of the quantitative information that our tests provide. Selling and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation and dissemination of scientific and economic publications related to our tests. Our sales force compensation includes annual salaries and eligibility for quarterly commissions based on the achievement of predetermined sales goals and other management objectives.

The $7.5 million, or 5% increase in selling and marketing expenses for 2016 compared to 2015 was primarily due to U.S. and international sales and operations support and included a $6.2 million increase in allocated information technology, facilities and other costs primarily associated with the implementation of new systems, a $2.3 million increase in other costs from the write off of previously capitalized software development costs, a $2.1 million increase in personnel-related expenses, and a $1.0 million increase in stock-based compensation partially offset by a $2.7 million decrease in promotional and marketing materials and a $1.7 million decrease in collaboration expenses.

The $2.1 million increase in personnel-related expenses was primarily attributable to a $4.4 million increase in salaries, benefits and related expenses due primarily to increased headcount, including new hires related to our international growth, expansion of our prostate business, annual salary increases and higher benefits costs partially offset by a $2.1 million decrease in contract labor and consulting expenses. The increase in allocated information technology, facilities and other costs is primarily due to increased information technology allocations from increased depreciation expense related to our new enterprise resource planning system and for various projects related to scaling our commercial systems worldwide as well as an increase in research and development support allocated from other functional areas for the year ended December 31, 2016.

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

General and Administrative Expenses

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Personnel-related expenses	$56,412	$45,645	$41,328
Stock-based compensation	7,228	6,726	7,076
Occupancy and equipment expenses	29,491	23,156	20,671
Billing and collection fees	11,234	9,949	9,348
Bad debt expense	7,886	5,971	6,697
Professional fees and other expenses	10,513	9,922	8,456
Information technology, facilities and other cost allocations	(49,492)	(37,021)	(33,907)
Total general and administrative expenses	$73,272	$64,348	$59,669
Period over period dollar increase	$8,924	$4,679
Period over period percentage increase	14%	8%

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

The $8.9 million, or 14%, increase in general and administrative expenses for 2016 compared to 2015 included a $10.8 million increase in personnel‑related expenses, a $6.3 million increase in occupancy and equipment expenses driven by increased software license expenses and increased depreciation expense related to our new enterprise resource planning system, a $1.9 million increase in bad debt expense and a $1.3 million increase in billing and collection fees partially offset by a $12.5 million increase in information technology, facilities and other costs allocated to other functional areas. Of the $10.8 million increase in personnel-related expenses, $8.4 million was attributable to an increase in salaries and benefits expenses due to increased headcount and higher benefits costs, $2.1 million was attributable to an increase in bonuses and $324,000 was attributable to higher contract labor and consulting expenses to support growth of our business.

The $4.7 million, or 8%, increase in general and administrative expenses for 2015 compared to 2014 included a $4.3 million increase in personnel‑related expenses, a $2.5 million increase in occupancy and equipment expenses, a $1.5 million increase in professional fees and other expenses and a $601,000 increase in billing and collections fees partially offset by a $3.1 million increase in information technology, facilities and other costs allocated to other functional areas, a $726,000 decrease in bad debt expense and a $350,000 decrease in stock-based compensation. Of the $4.3 million increase in personnel-related expenses, $4.0 million was attributable to higher contract labor and consulting expenses to support growth of our business, $233,000 was attributable to an increase in bonus expense and $74,000 was attributable to an increase in salaries and benefits expenses.

We expect general and administrative expenses to increase in future periods as we hire additional staff and incur other expenses to support the growth of our business, and to the extent we spend more on both billing and collections fees and bad debt expense.

Interest Income

Interest income was $418,000 for the year ended December 31, 2016, compared to $221,000 and $192,000 for years ended December 31, 2015 and 2014, respectively. We expect our interest income will remain nominal if the current low interest rate environment continues.

Gain on sale of equity securities

We realized gain on sale of equity securities of $3.2 million for the year ended December 31, 2016 in connection with the sale of a portion of our holdings of common stock of Invitae Corporation, or Invitae. There were no sales of equity securities during the years ended December 31, 2015 and 2014.

Other Income (Expense), Net

Other expense, net was $732,000 for the year ended December 31, 2016, compared to other expense, net of $498,000 and $764,000 for the years ended December 31, 2015 and 2014, respectively. Other expense, net for the years ended December 31, 2016, 2015 and 2014 was primarily related to $782,000, $551,000 and $790,000 of net foreign currency transaction losses, respectively, resulting from valuation adjustments to our international accounts receivable balance. We expect other income (expense), net to continue to fluctuate based on fluctuations in exchange rates that impact our foreign exchange transaction gains and losses.

Income Tax Expense (Benefit)

For the years ended December 31, 2016, 2015, and 2014, we recorded an income tax expense of $1.4 million, an income tax benefit of $996,000 and income tax expense of $393,000, respectively. The 2016 and 2015 income tax expense or benefit is principally comprised of the deferred tax impact for available-for-sale marketable securities, miscellaneous state income tax expense and foreign tax expense on earnings of our foreign subsidiaries. The 2014 tax expense is principally comprised of foreign income tax and miscellaneous state income tax.

As a result of historical losses and based on all current available evidence, we believe that it is more likely than not that our recorded net deferred tax assets will not be realized. Accordingly, we recorded a full valuation allowance on our net deferred tax assets for the years ended December 31, 2016, 2015 and 2014, respectively. We will continue to maintain a full valuation allowance on our net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.

Liquidity and Capital Resources

As of December 31, 2016, we had an accumulated deficit of $242.1 million. We may incur net losses in the future, and we cannot provide assurance as to when, if ever, we will achieve sustained profitability. We expect that our research and development expenses, selling and marketing and general and administrative expenses will increase in future periods and, as a result, we will need to continue to generate significant product revenues to achieve sustained profitability.

	December 31,	December 31,
	2016	2015
	(in thousands)
Cash, cash equivalents and short-term marketable securities	$96,989	$94,943
Working capital	104,789	100,278

Sources (Uses) of Liquidity

Historically we have financed our operations primarily through sales of our equity securities and cash received in payment for our tests. At December 31, 2016, we had cash, cash equivalents and short‑term investments of $97.0 million compared to $94.9 million at December 31, 2015. The $2.1 million increase was primarily attributable to increased cash collections from increased sales of our tests, sales of marketable securities and net sales proceeds from the issuance of common stock under our stock plan, offset by investments in the growth of our business, including research and development, global expansion, and activities related to reimbursement coverage of our tests. In accordance with our investment policy, available cash is invested in short-term and long-term, low-risk, investment-grade debt instruments. Other than our equity investment in Invitae, our cash and marketable securities are held in a variety of interest-bearing instruments including money market accounts and high-grade commercial paper and corporate bonds.

Accounts Receivable

At December 31, 2016 and 2015, $35.2 million, or 17%, and $37.2 million, or 20%, respectively, of our total assets consisted of accounts receivable. The $2.0 million year over year decrease in accounts receivable was primarily attributable to increased cash collection. Days sales outstanding, or DSOs, is a measure of the average number of days it takes for us to collect our accounts receivable, calculated from the date that tests are billed. At December 31, 2016 and 2015, our weighted average DSOs were 71 days and 75 days, respectively. The timing of our billing and cash collections may also cause fluctuations in our monthly DSOs and accounts receivable.

The following tables summarize accounts receivable by payor mix at December 31, 2016 and 2015:

	December 31, 2016
		% of		31 - 60	61 - 90	91 - 120	121 to 180	Over 180
	Total	Total	Current	Days	Days	Days	Days	Days
	(In thousands)
Managed care and other	$30,209	76%	$12,061	$5,108	$2,298	$1,792	$2,608	$6,342
Medicare	9,478	24	6,043	997	119	281	511	1,527
Total	39,687	100%	$18,104	$6,105	$2,417	$2,073	$3,119	$7,869
Allowance for doubtful accounts	(4,508)
Net accounts receivable	$35,179

	December 31, 2015
		% of		31 - 60	61 - 90	91 - 120	121 to 180	Over 180
	Total	Total	Current	Days	Days	Days	Days	Days
	(In thousands)
Managed care and other	$35,488	86%	$8,284	$9,768	$3,412	$3,356	$4,319	$6,349
Medicare	5,664	14	1,936	2,626	177	81	116	728
Total	41,152	100%	$10,220	$12,394	$3,589	$3,437	$4,435	$7,077
Allowance for doubtful accounts	(3,988)
Net accounts receivable	$37,164

Cash Flows

	2016	2015	2014
	(In thousands)
For the year ended December 31,
Cash provided by (used in):
Operating activities	$13,456	$(11,831)	$2,287
Investing activities	(19,126)	6,283	(14,223)
Financing activities	13,541	8,355	8,383
Capital expenditures (included in investing activities above)	(19,786)	(23,483)	(10,455)

Cash Provided by (Used in) Operating Activities

Cash provided by operating activities was $13.5 million in 2016 and consisted primarily of net loss of $13.9 million, adjusted for non-cash items of $30.1 million, gain on sale of equity securities of $3.2 million and $458,000 related to changes in operating assets and liabilities.

Cash used in operating activities was $11.8 million in 2015 and consisted primarily of net loss of $33.3 million, adjusted for non-cash items of $22.4 million and $927,000 related to changes in operating assets and liabilities.

Cash used in operating activities was $2.3 million in 2014 and consisted primarily of net loss of $24.6 million, adjusted for non-cash items of $24.0 million and $2.9 million related to changes in operating assets and liabilities.

Cash (Used in) Provided by Investing Activities

Cash used in investing activities was $19.1 million in 2016 and consisted primarily of $19.8 million in capital expenditures related to the expansion of our business, $6.1 million in other investments related to our collaboration agreement with Epic Sciences and $3.0 million in net purchase of marketable securities offset by $9.7 million in sales of marketable securities.

Cash provided by investing activities was $6.3 million in 2015 and consisted primarily of $29.7 million in net maturities and $23.5 million in capital expenditures.

Cash used by investing activities was $14.2 million in 2014 and consisted primarily of $10.5 million of capital expenditures, $2.0 million investment in privately held companies and $1.9 million in net purchase of marketable securities.

Cash Provided by Financing Activities

Cash provided by financing activities was $13.5 million in 2016 and consisted $17.0 million in net proceeds from the issuance of our common stock upon the exercise of employee stock options and stock purchased pursuant to our ESPP, partially offset by cash paid for tax withholdings in the amount of $3.5 million related to net share settlements of restricted stock units and awards.

Cash provided by financing activities was $8.4 million in 2015 and consisted $12.2 million in net proceeds from the issuance of our common stock upon the exercise of employee stock options and stock purchased pursuant to our ESPP, partially offset by cash paid for tax withholdings in the amount of $3.8 million related to net share settlements of restricted stock units and awards.

Cash provided by financing activities was $8.4 million in 2014 and consisted $12.0 million in net proceeds from the issuance of our common stock upon the exercise of employee stock options and stock purchased pursuant to our ESPP, partially offset by cash paid for tax withholdings in the amount of $3.6 million related to net share settlements of restricted stock units and awards.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2016 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(In thousands)
Non-cancelable operating lease obligations	$34,883	$5,206	$12,680	$11,880	$5,117

Our non‑cancelable operating lease obligations are for laboratory and office space. We lease various facilities in Redwood City, California, totaling approximately 180,700 square feet. The lease terms expire between March 2021 and March 2023, each with an option for us to extend the terms of the lease for an additional five years. We also lease 7,500 square feet of space in Geneva, Switzerland. This lease expires in May 2021.

We are required to make a series of fixed annual payments under a collaboration agreement beginning with a one year anniversary of achieving a key milestone for our DCIS clinical study in June 2014. As of December 31, 2016, a final payment of $504,000 is due in 2017.

We have also committed to make potential future payments to third parties as part of our collaboration and licensing agreements. Payments under these agreements generally become due and payable only upon achievement of specific project milestones. Because the achievement of these milestones is generally neither probable nor reasonably estimable, such contingencies have not been recorded on our Consolidated Balance Sheets and have not been included in the table above.

Off‑Balance Sheet Activities

As of December 31, 2016, we had no material off‑balance sheet arrangements.

Operating Capital and Capital Expenditure Requirements

We currently anticipate that our cash, cash equivalents and short-term marketable securities, together with payments for our tests, will be sufficient to fund our operations and facilities expansion plans for at least the next 12 months, including the expansion of our research and development programs, our proprietary liquid platforms development efforts, our commercialization efforts related to Oncotype DX AR-V7 Nucleus Detect, our efforts to expand adoption of and reimbursement for our tests and our international expansion efforts. We expect to spend approximately $12 million over the next 12 months for planned laboratory equipment, information technology and facilities expansion. We may also use cash to acquire or invest in complementary businesses, technologies, services or products. We expect that our cash, cash equivalents and short term marketable securities will also be used to fund working capital and for other general corporate purposes, such as licensing technology rights, distribution arrangements for our tests both within and outside of the United States or expanding our direct sales capabilities worldwide.

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

Our future funding requirements will depend on many factors, including the following:

•	the rate of progress in establishing and maintaining reimbursement arrangements with domestic and international third-party payors;
•	costs associated with expanding our commercial and laboratory operations, including our selling and marketing efforts;
•	the rate of progress and cost of research and development activities associated with expansion of our current tests and the development of new tests;
•	the rate of progress and cost of selling and marketing activities associated with expanding adoption of our Oncotype tests;
•	the rate of progress and cost of research and development activities associated with next generation sequencing, or NGS, and our proprietary liquid platform;
•	costs associated with acquiring, licensing or investing in technologies, including NGS and our proprietary liquid platform;
•	costs associated with acquiring or investing in complementary businesses or assets;
•	expenditures in connection with strategic relationships and license agreements, including our agreement with Epic Sciences;
•	costs related to future product launches;
•	costs related to acquiring or achieving access to tissue samples and technologies;
•	costs related to filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the effect of competing technological and market developments;
•	costs related to international expansion;
•	costs and delays in product development as a result of any changes in regulatory oversight applicable to our products or operations;

•	the impact of changes in Federal, state and international taxation; and
•	the economic and other terms and timing of any collaborations, licensing or other arrangements into which we may enter or investments or acquisitions we might seek to effect.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and requires entities to recognize revenue when they transfer control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Topic 606 will be effective for us in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. We will adopt Topic 606 effective January 1, 2018. Topic 606 permits the use of either a retrospective or modified retrospective application. We intend to use the modified retrospective approach. Upon adoption, we will recognize the cumulative effect of adopting this guidance as an adjustment to our opening accumulated deficit balance. Prior periods will not be retrospectively adjusted. Under Topic 606, we expect the timing of revenue recognition from certain payors who are not currently accrual payors to be accelerated. We are still in the process of completing our analysis of the impact Topic 606 will have on our consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU changes accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, it clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The guidance will become effective for us beginning in the first quarter of 2018. Early adoption is permitted. We are currently evaluating the impact that the adoption of this ASU will have on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842). Topic 842 generally requires entities to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. Topic 842 is effective for our interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. Early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, and there are certain optional practical expedients that an entity may elect to apply. Full retrospective application is prohibited and early adoption by public entities is permitted. We are currently evaluating the impact that the adoption of Topic 842 will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees' maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. We will adopt the ASU in the first quarter of 2017 and do not expect the impact on our consolidated financial statements to be material.

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

At December 31, 2016, we had cash, cash equivalents and short-term marketable securities of $97.0 million. We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. The securities in our investment portfolio are classified as available for sale and are, due to their short-term nature, subject to minimal interest rate risk. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels at December 31, 2016, the impact on the fair value of these securities or our cash flows or income would not be material.

Foreign Currency Exchange Risk

Substantially all of our revenues are recognized in U.S. dollars, although a growing percentage is denominated in foreign currency as we continue to expand into markets outside of the United States. Certain expenses related to our international activities are payable in foreign currencies. As a result, factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets will affect our financial results. We recognized net foreign exchange transaction losses of $782,000, $551,000 and $790,000 for the years ended December 31, 2016, 2015 and 2014, respectively. The functional currency of our wholly-owned subsidiaries is the U.S. dollar, so we are not currently subject to gains and losses from foreign currency translation of the subsidiary financial statements. We currently do not hedge foreign currency exchange rate exposure. Although the impact of currency fluctuations on our financial results has been immaterial in the past, there can be no guarantee that the impact of currency fluctuations related to our international activities will not be material in the future.

ITEM 8.  Financial Statements and Supplementary Data.

Genomic Health, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Genomic Health, Inc.

We have audited the accompanying consolidated balance sheets of Genomic Health, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genomic Health, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Genomic Health, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 15, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

March 15, 2017

GENOMIC HEALTH, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$40,404	$32,533
Short-term marketable securities	56,585	62,410
Accounts receivable (net of allowance for doubtful accounts; 2016—$4,508, 2015—$3,988)	35,179	37,164
Prepaid expenses and other current assets	13,796	10,843
Total current assets	145,964	142,950
Property and equipment, net	45,688	39,746
Other assets	9,462	1,921
Total assets	$201,114	$184,617
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,864	$8,585
Accrued compensation and employee benefits	27,900	22,239
Accrued license fees	—	2,287
Accrued expenses and other current liabilities	10,180	8,922
Deferred revenues	—	431
Other current liabilities	231	208
Total current liabilities	41,175	42,672

Other liabilities	3,834	2,410
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 34,893,329 and 33,861,759 shares issued and 33,831,998 and 32,800,428 shares outstanding at December 31, 2016 and 2015, respectively	3	3
Additional paid-in capital	427,102	395,059
Accumulated other comprehensive income	1,198	2,752
Accumulated deficit	(242,088)	(228,169)
Treasury stock, at cost, 1,061,331 shares at December 31, 2016 and 2015	(30,110)	(30,110)
Total stockholders’ equity	156,105	139,535
Total liabilities and stockholders’ equity	$201,114	$184,617

See accompanying notes.

GENOMIC HEALTH, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	December 31,
	2016	2015	2014
Revenues:
Product revenues	$326,918	$287,458	$275,706
Contract revenues	950	—	—
Total revenues	327,868	287,458	275,706
Operating expenses:
Cost of product revenues	57,263	53,782	48,742
Research and development	61,723	59,798	53,076
Selling and marketing	151,042	143,557	137,846
General and administrative	73,272	64,348	59,669
Total operating expenses	343,300	321,485	299,333
Loss from operations	(15,432)	(34,027)	(23,627)
Interest income	418	221	192
Gain on sale of equity securities	3,208	—	—
Other income (expense), net	(732)	(498)	(764)
Loss before income taxes	(12,538)	(34,304)	(24,199)
Income tax expense (benefit)	1,381	(996)	393
Net loss	$(13,919)	$(33,308)	$(24,592)
Basic and diluted net loss per share	$(0.42)	$(1.03)	$(0.78)
Shares used in computing basic and diluted net loss per share	33,264	32,382	31,453

See accompanying notes.

GENOMIC HEALTH, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(13,919)	$(33,308)	$(24,592)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale marketable securities, net of tax of $0, $1,548, and $0 for the years ended December 31, 2016, 2015 and 2014, respectively	300	2,767	(27)
Reclassification adjustment for net gain on sale of equity securities included in net loss	(1,854)	—	—
Comprehensive loss	$(15,473)	$(30,541)	$(24,619)

See accompanying notes.

GENOMIC HEALTH, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands)

				Accumulated
			Additional	Other		Treasury	Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stock	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	at Cost	Equity
Balance at December 31, 2013	30,964	$3	$345,345	$12	$(170,269)	$(30,110)	$144,981
Issuance of common stock upon exercise of stock options for cash and vesting of restricted stock units	748	—	4,156	—	—	—	4,156
Issuance of common stock upon settlement of employee stock purchase plan	191	—	4,227	—	—	—	4,227
Issuance of restricted stock to directors in lieu of fees	8	—	230	—	—	—	230
Stock-based compensation expense related to employee stock options, restricted stock units and employee stock purchase plan	—	—	16,410	—	—	—	16,410
Stock-based compensation expense related to consultant restricted stock units	—	—	128	—	—	—	128
Net loss	—	—	—	—	(24,592)	—	(24,592)
Unrealized loss on investments, net of tax	—	—	—	(27)	—	—	(27)
Balance at December 31, 2014	31,911	3	370,496	(15)	(194,861)	(30,110)	145,513
Issuance of common stock upon exercise of stock options for cash and vesting of restricted stock units	678	—	3,664	—	—	—	3,664
Issuance of common stock upon settlement of employee stock purchase plan	204	—	4,694	—	—	—	4,694
Issuance of restricted stock to directors in lieu of fees	7	—	200	—	—	—	200
Stock-based compensation expense related to employee stock options, restricted stock units and employee stock purchase plan	—	—	16,005	—	—	—	16,005
Net loss	—	—	—	—	(33,308)	—	(33,308)
Unrealized gain on investments, net of tax	—	—	—	2,767	—	—	2,767
Balance at December 31, 2015	32,800	3	395,059	2,752	(228,169)	(30,110)	139,535
Issuance of common stock upon exercise of stock options for cash and vesting of restricted stock units	799	—	8,385	—	—	—	8,385
Issuance of common stock upon settlement of employee stock purchase plan	226	—	5,155	—	—	—	5,155
Issuance of restricted stock to directors in lieu of fees	7	—	200	—	—	—	200
Stock-based compensation expense related to employee stock options, restricted stock units and employee stock purchase plan	—	—	18,303	—	—	—	18,303
Net loss	—	—	—	—	(13,919)	—	(13,919)
Unrealized gain on investments, net of tax	—	—	—	300	—	—	300
Reclassification adjustment for net gain on sale of investments, net of tax	—	—	—	(1,854)	—	—	(1,854)
Balance at December 31, 2016	33,832	$3	$427,102	$1,198	$(242,088)	$(30,110)	$156,105

See accompanying notes.

GENOMIC HEALTH, INC.

Consolidated Statements of Cash Flows

(In thousands)

	December 31,
	2016	2015	2014
Operating activities
Net loss	$(13,919)	$(33,308)	$(24,592)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,933	7,069	6,870
Employee stock-based compensation	18,303	16,005	16,538
Write-off of previously capitalized software costs	2,600	635	—
Impairment of assets held for sale and long-lived assets	56	123	375
Gain on disposal of property and equipment	33	(80)	(51)
Outside director restricted stock awarded in lieu of fees	200	200	230
Gain on sale of equity securities	(3,208)	—	—
Deferred tax benefit from unrealized gain on available-for-sale marketable securities	—	(1,548)	—
Changes in assets and liabilities:
Accounts receivable	1,985	(2,248)	(5,470)
Prepaid expenses and other assets	(4,550)	(1,292)	741
Accounts payable	(4,579)	949	985
Accrued compensation and employee benefits	5,661	4,531	3,824
Accrued expenses and other liabilities	2,372	(2,963)	3,088
Deferred revenues	(431)	96	(251)
Net cash provided by (used in) operating activities	13,456	(11,831)	2,287
Investing activities
Purchases of property and equipment	(19,786)	(23,483)	(10,455)
Proceeds from sale of property and equipment	8	70	122
Purchases of marketable securities	(69,722)	(76,743)	(96,800)
Maturities of marketable securities	66,757	106,439	94,910
Proceeds from sales of marketable securities	9,717	—	—
Other investments	(6,100)	—	(2,000)
Net cash (used in) provided by investing activities	(19,126)	6,283	(14,223)
Financing activities
Net proceeds from issuance of common stock under stock plans	17,010	12,197	12,030
Withholding taxes related to restricted stock units net share settlement	(3,469)	(3,842)	(3,647)
Net cash provided by financing activities	13,541	8,355	8,383
Net increase (decrease) in cash and cash equivalents	7,871	2,807	(3,553)
Cash and cash equivalents at the beginning of period	32,533	29,726	33,279
Cash and cash equivalents at the end of period	$40,404	$32,533	$29,726
Supplemental disclosure of cash flow information
Cash paid for income taxes	$428	$459	$432
Non-cash investing and financing activities
Accrued purchases of property and equipment	$1,452	$3,847	$1,809
Change in fair value of equity investment	$(316)	$4,269	$—

See accompanying notes.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

Note 1. Organization and Summary of Significant Accounting Policies

The Company

Genomic Health, Inc. (the “Company”) is a global healthcare company that provides actionable genomic information to personalize cancer treatment decisions. The Company develops and globally commercializes genomic‑based clinical laboratory services that analyze the underlying biology of cancer, allowing physicians and patients to make individualized treatment decisions. The Company was incorporated in Delaware in August 2000. The Company’s first product, the Oncotype DX breast cancer test, was launched in 2004 and is used for early stage invasive breast cancer patients to predict the likelihood of breast cancer recurrence and the likelihood of chemotherapy benefit. In January 2010, the Company launched its second product, the Oncotype DX colon cancer test, which is used to predict the likelihood of colon cancer recurrence in patients with stage II disease. The tests for invasive breast and colon cancers result in a quantitative score referred to as a Recurrence Score. In December 2011, the Company made Oncotype DX available for patients with ductal carcinoma in situ (“DCIS”), a pre‑invasive form of breast cancer. This test provides a DCIS Score that is used to predict the likelihood of local recurrence. In June 2012, the Company began offering the Oncotype DX colon cancer test for use in patients with stage III disease treated with oxaliplatin‑containing adjuvant therapy. In May 2013, the Company launched the Oncotype DX prostate cancer test, which provides a Genomic Prostate Score, or GPS, to predict disease aggressiveness in men with low risk prostate cancer disease. This test is used to improve treatment decisions for prostate cancer patients, in conjunction with the Gleason score, or tumor grading. In June 2016, the Company introduced Oncotype SEQ Liquid Select, the first of several planned non-invasive liquid biopsy tests that Genomic Health plans to deliver as part of its Oncotype IQ Genomic Intelligence Platform.

Principles of Consolidation

These consolidated financial statements include all the accounts of the Company and its wholly‑owned subsidiaries. The Company had two wholly-owned subsidiaries at December 31, 2016: Genomic Health International Holdings, LLC, which was established in Delaware in 2010 and supports the Company’s international sales and marketing efforts; and Oncotype Laboratories, Inc., which was established in 2012, and is inactive. Genomic Health International Holdings, LLC has 10 wholly-owned subsidiaries. The functional currency for the Company’s wholly-owned subsidiaries incorporated outside the United States is the U.S. dollar. All significant intercompany balances and transactions have been eliminated.

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

Marketable Securities

The Company invests in marketable securities, primarily money market funds, obligations of U.S. Government agencies and government‑sponsored entities, corporate bonds, commercial paper and equity securities. The Company considers all investments with a maturity date of less than one year as of the balance sheet date to be short‑term investments. Those investments with a maturity date greater than one year as of the balance sheet date are considered to be long‑term investments.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Beginning in 2011, the Company made investments in various tranches of the preferred stock of Invitae Corporation (“Invitae”), which at the time was a privately-held company, such that the carrying value of this investment was $13.9 million at December 31, 2014. On February 18, 2015, Invitae completed an initial public offering of its common stock and the Company’s preferred stock investment automatically converted into 2,207,793 shares of Invitae common stock. This investment was accounted for as an available-for-sale marketable security and valued at $18.1 million at December 31, 2015.

During the year ended December 31, 2016, the Company sold a portion of its shares of the common stock of Invitae for proceeds of $9.7 million based on a cost of $6.28 per share, resulting in a realized gain of $3.2 million. There were no shares sold during the year ended December 31, 2015. The fair value of the remaining investment was $9.3 million at December 31, 2016. This investment, which is accounted for under the cost method, was valued at $7.3 million at December 31, 2016. Unrealized gains or losses resulting from changes in the fair value of this investment will be recognized in other comprehensive income until the securities are sold. During the year ended December 31, 2016, $1.9 million of unrealized gains, net of tax of $727,000, related to the shares sold was reclassified out of accumulated other comprehensive income into earnings. There was no unrealized gain reclassified out of accumulated other comprehensive income into earnings during either of the years ended December 31, 2015 and 2014. In January 2017, the Company sold all remaining shares of Invitae common stock for proceeds of $10.2 million, resulting in a realized gain of $2.8 million.

As of December 31, 2016, and 2015, respectively, all investments in marketable securities were classified as available for sale. These securities are carried at estimated fair value with unrealized gains and losses included in stockholders’ equity.

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

Concentration of Risk

Cash equivalents, marketable securities and trade accounts receivable are financial instruments which potentially subject the Company to concentrations of credit risk. Through December 31, 2016, no material losses had been incurred related to such credit risk.

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

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

The Company is also subject to credit risk from its accounts receivable related to its product sales. The Company performs evaluations of customers’ financial condition and generally does not require collateral. The majority of the Company’s accounts receivable arise from product sales in the United States. As of December 31, 2016, the substantial majority of the Company’s product revenues have been derived from sales of one product, the Oncotype DX breast cancer test. The majority of the Company’s tests to date have been delivered to physicians in the United States. All Oncotype DX tests are processed in the Company’s clinical reference laboratory facility in Redwood City, California. Medicare accounted for 21%, 20% and 20% of the Company’s product revenues for the years ended December 31, 2016, 2015 and 2014, respectively, and represented 24% and 14% of the Company’s total accounts receivable balance as of December 31, 2016 and 2015, respectively. No other third‑party payor represented more than 10% of the Company’s product revenues or accounts receivable balances for these periods.

Allowance for Doubtful Accounts

The Company accrues an allowance for doubtful accounts against its accounts receivable based on estimates consistent with historical payment experience. Bad debt expense is included in general and administrative expense on the Company’s consolidated statements of operations. Accounts receivable are written off against the allowance when the appeals process is exhausted, when an unfavorable coverage decision is received or when there is other substantive evidence that the account will not be paid. The Company’s allowance for doubtful accounts as of December 31, 2016 and 2015 was $4.5 million and $4.0 million, respectively. Write‑offs for doubtful accounts of $7.1 million and $5.2 million were recorded against the allowance during the years ended December 31, 2016 and 2015, respectively. Bad debt expense was $7.9 million, $6.0 million, and $6.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Internal-use Software

Costs incurred to develop software for internal use are capitalized and amortized over the estimated useful life of the software. Costs related to maintenance of internal-use software are expensed as incurred. For the years ended December 31, 2016 and 2015, the Company capitalized $3.4 million (including $1.2 million of personnel-related expenses) and $15.1 million (including $5.9 million of personnel-related expenses), respectively, of costs associated with internal-use software development. No internal-use software development costs were capitalized for the year ended December 31, 2014. Amortization of previously capitalized amounts was $2.5 million, $380,000, and $0 for the years ended December 31, 2016, 2015, and 2014, respectively.

Intangible Assets

Intangible assets with finite useful lives are recorded at cost, less accumulated amortization. Amortization is recognized over the estimated useful lives of the assets. The Company’s intangible assets with finite lives, which are related to patent licenses, are not material and are included in non‑current other assets on the Company’s consolidated balance sheets.

Investments in Privately Held Companies

The Company determines whether its investments in privately held companies are debt or equity based on their characteristics, in accordance with the applicable accounting guidance for such investments. The Company also evaluates the investee to determine if the entity is a variable interest entity (“VIE”) and, if so, whether the Company is the primary beneficiary of the VIE, in order to determine whether consolidation of the VIE is required in accordance with accounting guidance for consolidations. If consolidation is not required and the Company owns less than 50.1% of the voting interest of the entity, the investment is evaluated to determine if the equity method of accounting should be applied. The equity method applies to

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

investments in common stock or in‑substance common stock where the Company exercises significant influence over the investee, typically represented by ownership of 20% or more of the voting interests of an entity. If the equity method does not apply, investments in privately held companies determined to be equity securities are accounted for using the cost method. Investments in privately held companies determined to be debt securities are accounted for as available‑for‑sale or held‑to‑maturity securities, in accordance with the applicable accounting guidance for such investments.

During the year ended December 31, 2016, the Company invested $6.1 million in the subordinated convertible promissory notes of a private company (see Note 6). The subordinated convertible promissory notes represent a variable interest in the investee. The Company has concluded it is not the primary beneficiary and thus has not consolidated the investee pursuant to the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810. However, the Company will continue to assess its investment and future commitments to the investee and to the extent its relationship with the investee changes, may be required to consolidate the investee in future periods. The Company determined that the investment was an available-for-sale debt security. As of December 31, 2016, the Company estimated the fair value of the subordinated convertible promissory notes to be approximately $5.8 million, which is recorded in other assets.

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

Revenue Recognition

The Company derives its revenues from product sales and, to a lesser extent from contracts with biopharmaceutical and pharmaceutical companies. The majority of the Company’s historical product revenues have been derived from the sale of the Oncotype DX breast cancer test. The Company generally bills third‑party payors upon generation and delivery of a patient report to the physician. As such, the Company takes assignment of benefits and the risk of collection with the third‑party payor. The Company generally bills the patient directly for amounts owed after multiple requests for payment have been denied or only partially paid by the insurance carrier. The Company pursues case‑by‑case reimbursement where medical policies are not

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

in place or payment history has not been established.

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

From time to time, the Company receives requests for refunds of payments, generally due to overpayments made by third party‑payors. Upon becoming aware of a refund request, the Company establishes an accrued liability for tests covered by the refund request until such time as the Company determines whether or not a refund is due. Accrued refunds were $487,000 and $609,000 at December 31, 2016 and 2015, respectively.

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

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

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

401(k) Plan

Substantially all of the Company’s employees are eligible to participate in its defined contribution plan qualified under Section 401(k) of the Internal Revenue Code. The Company contributed dollar for dollar matching of employee contributions up to a maximum of $4,000, $3,000, and $2,000 for the years ended December 31, 2016, 2015 and 2014, respectively, for each employee per year based on a full calendar year of service. The match is funded concurrently with a participant’s semi‑monthly contributions to the 401(k) Plan. The Company recorded expense for its contributions under the 401(k) Plan of $3.5 million, $2.8 million and $1.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Foreign Currency Transactions

Net foreign currency transaction gains or losses are included in other income (expense), net on the Company’s consolidated statements of operations. Net foreign currency transaction losses totaled $782,000, $551,000 and $790,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

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

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2016 and 2015.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and requires entities to recognize revenue when they transfer control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Topic 606 will be effective for the Company in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. The Company will adopt Topic 606 effective January 1, 2018. Topic 606 permits the use of either a retrospective or modified retrospective application. The Company intends to use the modified retrospective approach. Upon adoption, the Company will recognize the cumulative effect of adopting this guidance as an adjustment to its opening accumulated deficit balance. Prior periods will not be retrospectively adjusted. Under Topic 606, the Company expects the timing of revenue recognition from certain payors who are not currently accrual payors to be accelerated. The Company is in the process of completing its analysis of the impact Topic 606 will have on its consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU changes accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, it clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The guidance will become effective for the Company beginning in the first quarter of 2018. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842). Topic 842 generally requires entities to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. Topic 842 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. Early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, and there are certain optional practical expedients that an entity may elect to apply. Full retrospective application is prohibited and early adoption by public entities is permitted. The Company is currently evaluating the impact that the adoption of Topic

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

842 will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees' maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. The Company will adopt the ASU in the first quarter of 2017 and does not expect the impact on its consolidated financial statements to be material.

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

The following potentially dilutive common shares were excluded from the computation of diluted net loss per share for the periods presented because they would have been anti-dilutive:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Anti-dilutive options and RSUs excluded from the computation	828	945	1,213

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company did not have any non‑financial assets or liabilities that were measured or disclosed at fair value on a recurring basis at December 31, 2016 and 2015, respectively. The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis at December 31, 2016 and 2015 by level within the fair value hierarchy:

	Actively Quoted	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance at
	Assets	Inputs	Inputs	December 31,
	Level 1	Level 2	Level 3	2016
	(In thousands)
As of December 31, 2016:
Assets
Money market deposits	$13,198	$—	$—	$13,198
Commercial paper	—	32,421	—	32,421
Corporate debt securities	—	14,869	—	14,869
Corporate equity securities	—	9,295	—	9,295
Total	$13,198	$56,585	$—	$69,783

	Actively Quoted	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance at
	Assets	Inputs	Inputs	December 31,
	Level 1	Level 2	Level 3	2015
	(In thousands)
As of December 31, 2015:
Assets
Money market deposits	$13,928	$—	$—	$13,928
Commercial paper	—	29,224	—	29,224
Corporate debt securities	—	22,359	—	22,359
Corporate equity securities	—	18,126	—	18,126
Total	$13,928	$69,709	$—	$83,637

The Company’s commercial paper and corporate bonds are classified as Level 2 as they are valued using multi-dimensional relational pricing models that use observable market inputs, including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data. Not all inputs listed are available for use in the evaluation process on any given day for each security evaluation. In addition, market indicators and industry and economic events are monitored and may serve as a trigger to acquire further corroborating market data. The Company’s corporate equity securities are classified as Level 2 while subject to certain restrictions on sale. There were no transfers between Level 1 and Level 2 categories during the years ended December 31, 2016 and 2015, respectively.

During the year ended December 31, 2016, the Company invested $6.1 million in subordinated convertible promissory notes of a private company (see Note 6). As of December 31, 2016, the Company estimated the fair value of the subordinated convertible promissory notes to be approximately $5.8 million, which is not included in the table above but are recorded in other assets. The subordinated convertible promissory notes are classified as Level 3 as they are valued using unobservable inputs that are primarily based on the Company’s estimate of the fair value of the underlying preferred stock into which the notes are convertible.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

All of the Company’s marketable securities are classified as available-for-sale. The following tables summarize the Company’s available‑for‑sale marketable securities as of the dates indicated:

	December 31, 2016
	Cost or	Gross	Gross	Total
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Commercial paper	$32,350	$71	$—	$32,421
Corporate debt securities	14,868	3	(2)	14,869
Corporate equity securities	7,348	1,947	—	9,295
Total	$54,566	$2,021	$(2)	$56,585

	December 31, 2015
	Cost or	Gross	Gross	Total
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Commercial paper	$23,684	$41	$—	$23,725
Corporate debt securities	20,569	—	(10)	20,559
Corporate equity securities	13,857	4,269	—	18,126
Total	$58,110	$4,310	$(10)	$62,410

The Company had realized gain of $3.2 million for the year ended December 31, 2016 and no realized gains or losses on its available‑for‑sale marketable securities for both years ended December 31, 2015 and 2014.

The following table provides the breakdown of the available‑for‑sale marketable securities with unrealized losses as of the date indicated:

	In a Loss Position for
	Less Than 12 Months
	Gross
	Unrealized	Estimated
As of December 31, 2016:	Losses	Fair Value
	(In thousands)
Corporate debt securities	$(2)	$9,443
Total	$(2)	$9,443

All of the Company’s available‑for‑sale marketable securities had contractual maturities of one year or less as of December 31, 2016 and 2015.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company reviews the fair value of long-lived assets, which include property and equipment, intangible assets and investments in privately held companies, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. During the year ended December 31, 2016, the Company wrote off $2.6 million of previously capitalized software development costs related to a project for enhanced report delivery due to delay and scope change. The impairment charge related the write off is included in the selling and marketing expenses in the accompanying consolidated statements of operations. In addition, during the year ended December 31, 2016, the Company recorded impairment losses of $56,000 for equipment classified as held for sale. During the year ended December 31, 2015, the Company wrote off $635,000 of previously capitalized software costs and recorded impairment losses of $123,000 for equipment classified as held for sale. The Company recorded impairment losses of $265,000 for equipment classified as held

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

for sale and $110,000 for equipment disposed prior to placing it in service for the year ended December 31, 2014.

Note 4. Property and Equipment

The following table summarizes the Company’s property and equipment as of the dates indicated:

	December 31,
	2016	2015
	(In thousands)
Laboratory equipment	$29,992	$27,955
Computer equipment	9,605	10,142
Computer software—internal use	23,790	22,289
Furniture and fixtures	4,055	3,983
Leasehold improvements	20,756	20,673
Work in progress	14,206	6,239
	102,404	91,281
Less accumulated depreciation and amortization	(56,716)	(51,535)
Total	$45,688	$39,746

For the years ended December 31, 2016, 2015 and 2014, the Company recognized property and equipment depreciation and amortization expense of $8.8 million, $6.9 million and $6.7 million, respectively.

Note 5. Accrued Expenses and Other Current Liabilities

The following table summarizes the Company’s accrued expenses and other current liabilities as of the dates indicated:

	December 31,
	2016	2015
	(In thousands)
Accrued expenses	$3,984	$2,503
Accrued professional and other service fees	1,902	1,633
Accrued refunds	487	609
Accrued rebate	588	690
Accrued collaboration expense	2,418	2,873
Accrued taxes payable	800	372
Other current liabilities	1	242
Total	$10,180	$8,922

Accrued professional and other service fees include third‑party billing and collections costs, legal expenses, accounting and audit fees and investor relations expenses. Accrued refunds include overpayments due to third‑party payors.

Note 6. Collaboration and Commercial Technology Licensing Agreements

The Company has entered into a variety of collaboration and specimen transfer agreements relating to its development efforts. The Company recorded collaboration expenses of $4.6 million, $11.1 million and $6.4 million for the years ended December 31, 2016, 2015 and 2014, respectively, relating to services provided by the collaborators in connection with these agreements. In addition to these expenses, some of these agreements contain provisions for royalties from inventions resulting from these collaborations. The Company has specified options and rights relating to joint inventions arising out of these collaborations.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

In August 2013, the Company entered into a collaboration agreement to conduct a clinical study to validate the relationship between the Oncotype DX DCIS Score and the likelihood of local recurrence in patients with DCIS. The agreement includes a study fee and milestone payments dependent on the completion of certain key milestones. As a result of the primary objective of the study being met, the Company is required to make a series of fixed future annual payments under the collaboration agreement. As of December 31, 2016, a final payment of $504,000 is due in 2017.

In January 2014, the Company entered into a collaboration agreement to conduct a prostate study with a goal to determine the association between the GPS provided by the assay and the likelihood of experiencing disease progression while on active surveillance. In July 2014, the Company entered into a collaboration agreement to conduct a prostate observational study in men who choose active surveillance at one and two years after receiving the Oncotype DX prostate cancer GPS. In August 2014, the Company entered into an agreement to provide support to conduct the main phase of a prospective study dealing with individualization of adjuvant decision-making in early-stage breast cancer.  As of December 31, 2016, the estimated total remaining obligations for these agreements, including certain milestone payments, is approximately $1.8 million. All future milestone payments are contingent on certain accomplishments, and therefore the timing for any related payments cannot be estimated.

In November 2013, the Company entered into an exclusive license agreement to develop and commercialize a test to predict benefit from DNA damage-based chemotherapy drugs, such as anthracycline-based regimens, in high risk breast cancer. The Company made an up‑front payment of $9.0 million, which was recognized in research and development expense in the fourth quarter of 2013, and milestone payments would have been required if certain clinical and commercial endpoints were achieved in the future. With successful commercialization of a test, the Company would have been obligated to pay royalties. During the quarter ended March 31, 2015, the Company accrued $5.5 million in anticipation of the wind-down of this license agreement and development program, which was recognized as research and development expense in the accompanying consolidated statements of operations. The license agreement was terminated in May 2015 and, as a result, the Company has no future obligations under this agreement.

In June 2016, the Company entered into a collaboration agreement with Epic Sciences, Inc. (“Epic Sciences”), under which the Company has been granted exclusive distribution rights to commercialize Epic Sciences’ AR-V7 Nucleus Detect in the United States, which we refer to as Oncotype DX AR-V7 Nucleus Detect. The Company has primary responsibility, in accordance with applicable laws and regulations, for marketing and promoting the test, order fulfillment, billing and collections of receivables, customer support, and providing order management systems for the test. Epic Sciences is responsible for performing analysis for all tests, performing studies including analytic and clinical validation studies, and seeking Medicare coverage and a Medicare payment rate from the Centers for Medicare and Medicaid Services (“CMS”) for the test. Future revenues generated from the test will be shared by the Company and Epic Sciences in accordance with the terms of the agreement. Additional terms of the agreement include the Company’s obligation to pay Epic Sciences $4.0 million upon achievement of certain milestones. Also, the Company has agreed, subject to certain conditions, to invest up to an aggregate amount of $7.5 million in subordinated convertible promissory notes of Epic Sciences that will convert into preferred stock of Epic Sciences upon the satisfaction of certain conditions and, upon achievement of one of the milestones, to invest an additional $2.5 million in Epic Sciences preferred stock. The agreement has a term of 10 years, unless terminated earlier under certain circumstances. During the year ended December 31, 2016, the Company invested $6.1 million in subordinated convertible promissory notes of Epic Sciences. The subordinated convertible promissory notes have been recognized at fair value, which the Company believes is approximately $5.8 million while the difference of $305,000 has been deferred and will be recognized as additional cost of future expected purchases of Oncotype DX AR-V7 Nucleus Detect tests, which the Company believes will be at a discount to fair value.

The Company is a party to various agreements under which it licenses technology on a non‑exclusive basis in the field of human diagnostics. Access to these licenses enables the Company to process its Oncotype DX tests. While certain agreements contain provisions for fixed annual payments, license fees are generally calculated as a percentage of product revenues, with rates that vary by agreement and may be tiered, and payments that may be capped at annual minimum or maximum amounts. The Company recognized costs under these agreements totaling $5.3 million, $9.2 million and $9.5 million for the years ended December 31, 2016, 2015 and 2014, respectively, which were included in cost of product revenues. The decrease in costs for these agreements for the year ended December 31, 2016 compared to the years ended December 31, 2015

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

and 2014, was primarily due to the satisfaction of certain royalty payment obligations. On October 28, 2016, the Company provided notice of termination of a license agreement with Roche Molecular Systems, Inc. (“Roche”), whereby the Company non-exclusively licensed from Roche a number of U.S. patents claiming nucleic acid amplification processes known as PCR, homogeneous polymerase chain reaction, and RT PCR. The effective date of the termination was November 27, 2016. The Company believes it has satisfied all obligations to make royalty payments to Roche.

Note 7. Commitments and Contingencies

Lease Obligations

The Company leases approximately 180,700 square feet of office and laboratory space under five non-cancelable operating leases, with terms that expire between 2021 and 2023 in Redwood City, California, and 7,500 square feet of office space for the Company’s European subsidiary under a non-cancelable operating lease that expires in 2021 in Geneva, Switzerland. The Company’s Redwood City, California leases each contain options to extend the terms of such leases for an additional five years as well as tenant improvement allowances that could total as much as $2.3 million to the extent utilized by November 2018.

Rent expense under operating leases amounted to $5.7 million, $4.1 million and $3.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Future non‑cancelable commitments under these operating leases at December 31, 2016 were as follows:

Annual
Payments
(In thousands)
Years Ending December 31,
2017	$5,206
2018	5,946
2019	6,734
2020	7,063
2021	4,817
2022 and thereafter	5,117
Total minimum payments	$34,883

Contingencies

From time to time, the Company may be subject to various legal proceedings and claims arising in the ordinary course of business. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its consolidated financial statements. An estimated loss contingency is accrued in the consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any such accruals were not material at either December 31, 2016 or 2015.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 8. Capital Stock

Common Stock

As of December 31, 2016, the Company had 33,831,998 shares of common stock outstanding. Shares of common stock reserved for future issuance as of December 31, 2016 were as follows:

Number of
Shares
(In thousands)
Shares to be issued upon exercise of outstanding stock options and vesting of RSUs	4,477
Shares available for future stock option and RSU grants, settlement of employee stock purchase plan (ESPP) and restricted stock to be issued to outside directors in lieu of director fees	2,954
Shares of common stock reserved for future issuance	7,431

Treasury Stock

In December 2012, the Company entered into an accelerated share repurchase agreement with a financial institution to repurchase $30.0 million of its common stock on an accelerated basis. The shares of common stock repurchased under the agreement were 984,074 and 77,257 during the year ended December 31, 2012 and 2013, respectively. The average purchase price of the Company’s common stock from the accelerated share repurchase program was $28.27 per share.

Note 9. Stock‑based Compensation

2005 Stock Incentive Plan

On September 8, 2005, the Board of Directors approved the 2005 Stock Incentive Plan (the “2005 Plan”), which was later approved by the Company’s stockholders. Pursuant to the 2005 Plan, stock options, restricted shares, stock units, including RSUs, and stock appreciation rights may be granted to employees, consultants, and outside directors of the Company. Options granted may be either incentive stock options or nonstatutory stock options. The Company initially reserved 5,000,000 shares of the Company’s common stock for issuance under the 2005 Plan, effective upon the closing of the Company’s initial public offering on October 4, 2005. On June 8, 2009, the Company’s stockholders approved an amendment to the 2005 Plan to increase the shares reserved for issuance under the 2005 Plan by 3,980,000 shares. The amended and restated plan also extends the term under which awards may be granted under the 2005 Plan until January 27, 2019. On June 11, 2015, the Company’s stockholders approved an amendment to the amended and restated 2005 Plan to increase the shares reserved for issuance under the 2005 Plan by 1,500,000 shares. On June 9, 2016, the Company’s stockholders approved an amendment to the amended and restated 2005 Plan to increase the shares reserved for issuance under the 2005 Plan by 1,500,000 shares. As of December 31, 2016, a total of 2,624,000 shares remain available for future grant under the 2005 Plan.

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

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

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

The following table summarizes option activity for the year ended December 31, 2016:

			Weighted-Average
	Outstanding Options		Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic
	Shares	Exercise Price	Life	Value
	(In thousands)		(In years)	(In thousands)
Balance at December 31, 2015	3,630	$23.80
Options granted	716	$26.98
Options exercised	(603)	$19.66
Options forfeited	(47)	$28.23
Options expired	(90)	$23.88
Balance at December 31, 2016	3,606	$25.07	5.4	$17,518
Exercisable at December 31, 2016	2,629	$23.91	4.2	$15,815
Vested and expected to vest at December 31, 2016	3,543	$25.02	5.4	$17,403

The total intrinsic value of stock options exercised during the years ended December 31, 2016, 2015 and 2014 was $5.6 million, $6.6 million and $8.2 million, respectively. The total fair value of stock options vested during the years ended December 31, 2016, 2015 and 2014 was $5.3 million, $4.2 million and $6.0 million, respectively.

Performance-Based Vesting Stock Options

Under the 2005 Plan, the Company grants performance-based vesting stock options (“PV stock options”) which vest upon achievement of specified performance goals. The Company recognizes the fair value of these awards to the extent the achievement of the related performance criteria is estimated to be probable. If a performance criterion is subsequently determined to not be probable of achievement, any related expense is reversed in the period such determination is made. Conversely, if a performance criterion is not currently expected to be achieved but is later determined to be probable of achievement, a “catch-up” entry is recorded in the period such determination is made for the expense that would have been recognized had the performance criterion been probable of achievement since the grant of the award.

In April 2016, the Company granted PV stock options to purchase 75,531 shares of common stock with an exercise price of $31.12 per share. The number of shares potentially issuable under PV stock options were subject to the attainment of a pre-established, corporate-level objective performance goal for the year ended December 31, 2016. In addition, the awards had a service vesting criteria following the achievement of performance criteria through February 2019. As of December 31, 2016, the achievement of the performance criteria was estimated to be remote and the award was cancelled.

Restricted Stock Unit Activity

The Company began granting RSUs in 2011. The RSUs generally vest in three equal annual installments. As of April 2011, outside directors were given the option to elect to receive some or all of their retainers (other than retainers for serving as committee chair) in the form of fully‑vested restricted stock. Restricted shares, stock units and stock appreciation rights

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

granted under the 2005 Plan are governed by agreements between the Company and recipients of the awards. Terms of the agreements are determined by the Compensation Committee.

A following table summarizes RSU activity for the year ended December 31, 2016:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
	(In thousands)
Balance at December 31, 2015	682	$30.18
RSUs granted	605	$27.50
RSUs vested	(319)	$30.27
RSUs cancelled	(97)	$29.02
Balance at December 31, 2016	871	$28.42

The weighted-average per share grant date fair values of RSUs were $27.50, $30.65 and $29.05 during the years ended December 31, 2016, 2015 and 2014, respectively.  The fair value of RSUs vested were $8.6 million, $9.4 million $9.1 million for the year ended December 31, 2016, 2015 and 2014, respectively.

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

In March 2014, the Company awarded 13,533 PVRSUs with a grant-date fair value of $368,000, or $27.21 per share, subject to the attainment of pre-established, objective performance goals over a specified period. The awards also had a service vesting criteria following the achievement of performance criteria through February 2016.

In April 2016, the Company awarded 11,720 PVRSUs with a grant-date fair value of $329,000, or $28.09 per share. The amount potentially available under the PVRSU was subject to the attainment of a pre-established, objective performance goal over a specified period. In addition, the award had a service vesting criteria following the achievement of performance criteria through February 2018. As of December 31, 2016, the achievement of the performance criteria was estimated to be remote and the award was cancelled.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

A following table summarizes PVRSU activity for the year ended December 31, 2016:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
	(In thousands)
Balance at December 31, 2015	6	$27.21
PVRSUs granted	12	$28.09
PVRSUs vested	(6)	$27.21
PVRSUs cancelled	(12)	$28.09
Balance at December 31, 2016	—	$—

The weighted-average per share grant date fair values of PVRSUs were $28.09, $31.12 and $27.21 during the years ended December 31, 2016, 2015 and 2014, respectively.  The fair value of PVRSUs vested was $163,000 and $211,000 for the year ended December 31, 2016 and 2015, respectively. No PVRSUs vested during the year ended December 31, 2014.

Restricted Stock in Lieu of Directors’ Fees

Outside members of the Company’s Board of Directors may elect to receive fully‑vested restricted stock in lieu of cash compensation for services as a director. During the years ended December 31, 2016, 2015 and 2014, the Company issued 6,970, 7,365, and 8,209 shares of restricted stock, respectively, to outside directors, with vesting date fair values of $200,000, $200,000, and $230,000, respectively, and a weighted‑average grant date fair value of $28.65, $27.10, and $29.97 per share, respectively.

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

A total of 1,250,000 shares of common stock have been reserved for issuance under the ESPP, of which 329,593 shares were available for issuance as of December 31, 2016. During 2016, 2015 and 2014, 226,303, 203,842 and 191,318 shares were issued under the ESPP, respectively.

As of December 31, 2016, there was $648,000 of unrecognized compensation expense related to the ESPP, which is expected to be recognized over a period of five months.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Employee Stock‑Based Compensation Expense

Stock-based compensation is recognized as expense over the requisite service periods in the consolidated statements of operations using the straight-line expense attribution approach for stock options and RSUs, and using a graded vesting expense attribution approach for PV stock options and PVRSUs. The Company recognized employee stock‑based compensation expense of $18.3 million, $16.0 million and $16.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. Employee stock‑based compensation expense was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Employee stock‑based compensation expense includes expense related to stock options granted to outside directors of the Company as well as stock purchased under the ESPP. The following table presents the impact of employee stock‑based compensation expense on selected statement of operations line items for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)

Cost of product revenues	$590	$525	$497
Research and development	4,934	4,228	4,143
Selling and marketing	5,551	4,526	4,822
General and administrative	7,228	6,726	7,076
Total	$18,303	$16,005	$16,538

As of December 31, 2016, unrecognized compensation expense related to unvested stock options and RSUs net of estimated forfeitures was $8.8 million and $15.1 million, respectively. The Company expects to recognize these expenses over a weighted‑average period of 2.6 years and 1.8 years, respectively. There was no unrecognized compensation expense related to unvested PV stock options and PVRSUs.

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

December 31, 2016

zero as it has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future. The weighted‑average fair values and assumptions used in calculating such values during each fiscal year are as follows:

	Year Ended December 31,
	2016	2015	2014
Expected volatility:
Stock options	44%	44%	44%
ESPP	44%	35%	37%
Risk-free interest rate:
Stock options	1.36%	1.66%	1.97%
ESPP	0.47%	0.10%	0.08%
Expected life in years:
Stock options	6.10	5.94	6.61
ESPP	0.50	0.50	0.50
Weighted-average fair value:
Stock options	$11.73	$13.37	$14.13
ESPP	$7.35	$6.99	$7.24

Note 10. Segment Information

The Company operates in one business segment, which primarily focuses on the development and global commercialization of genomic‑based clinical laboratory services that analyze the underlying biology of cancer, allowing physicians and patients to make individualized treatment decisions. The Company’s Oncotype DX breast, colon and prostate cancer tests have similar economic and other characteristics, including the nature of the products and production processes, type of customers, distribution methods and regulatory environment. As of December 31, 2016, the majority of the Company’s product revenues have been derived from sales of one product, the Oncotype DX breast cancer test.

As of December 31, 2016, the majority of the Company’s tests have been delivered to physicians in the United States. All Oncotype DX tests are processed in the Company’s clinical reference laboratory facility in Redwood City, California. The following table summarizes total revenues from customers, payors and collaboration partners by geographic region (in thousands). Product revenues are attributed to countries based on ship‑to location. Contract revenues are attributed to countries based on the location of the collaboration partner.

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
United States	$281,077	$246,008	$230,657
Outside of the United States	46,791	41,450	45,049
Total revenues	$327,868	$287,458	$275,706

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Note 11. Income Taxes

The components of the Company’s loss before income taxes were as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Domestic	$(14,676)	$(34,276)	$(25,337)
Foreign	2,138	(28)	1,138
Total loss before income taxes	$(12,538)	$(34,304)	$(24,199)

The components of the Company’s income tax expense (benefit) were as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Current expense (benefit):
Federal	$18	$—	$—
State	67	(15)	40
Foreign	569	566	353

Deferred tax expense (benefit):
Federal	702	(1,494)	—
State	25	(53)	—
Foreign	—	—	—
Total income tax expense (benefit)	$1,381	$(996)	$393

The income tax expense (benefit) differs from the amount computed by applying the statutory federal income tax rate as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Federal tax at statutory rate	$(4,388)	$(12,006)	$(8,470)
Stock-based compensation	867	782	789
Non-deductible meals and entertainment	530	558	531
Net operating losses not used	3,705	10,499	7,478
Tax benefit on available-for-sale securities	702	(1,494)	—
State tax, net of federal benefit	68	(63)	26
Other	(103)	728	39
Total income tax expense (benefit)	$1,381	$(996)	$393

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2016	2015
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$42,550	$43,870
Stock-based compensation	12,290	10,850
Research tax credits	17,620	15,220
Fixed assets	1,960	3,440
Capitalized costs	1,310	420
Accrued compensation	6,080	3,580
Other	6,180	4,500
Total deferred tax assets	87,990	81,880
Valuation allowance	(87,990)	(81,880)
Net deferred tax assets	$—	$—

Based on all available objective evidence, the Company believes that it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company recorded a valuation allowance against all of its net deferred tax assets as of both December 31, 2016 and 2015. The Company will continue to maintain a full valuation allowance on its net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. The net valuation allowance increased by $6.1 million, $10.1 million and $9.9 million during the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, the Company had federal and state net operating loss carryforwards of approximately $148.8 million and $97.0 million, respectively, and federal and state research and development tax credit carryforwards of approximately $12.0 million and $11.1 million, respectively. The federal net operating loss and federal tax credit carryforwards will expire at various dates beginning in 2022. The state net operating loss carryforwards begin to expire in 2017 if not utilized. The state tax credit carryforwards have no expiration date. None of the net operating loss and tax credit carryforwards are subject to the limitations imposed by Sections 382 and 383 of the Internal Revenue Code.

The Company tracks a portion of its deferred tax assets attributable to stock option benefits in a separate memorandum account. Therefore, these amounts are not included in the Company’s gross or net deferred tax assets. The benefit of these stock options will not be recorded in equity unless it reduces taxes payable. As of December 31, 2016, the portion of the federal and state net operating losses related to stock option benefits was approximately $31.6 million.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

The Company had $2.1 million, $2.8 million and $1.6 million of unrecognized tax benefits as of December 31, 2016, 2015 and 2014, respectively. The unrecognized tax benefits are primarily research tax credits for all years. The following table summarizes the activity related to unrecognized tax benefits:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Balance at January 1	$2,847	$1,600	$2,160
Increase (decrease) related to prior year tax positions	(1,076)	927	(907)
Increase related to current year tax positions	307	320	347
Balance at December 31	$2,078	$2,847	$1,600

Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business. The Company does not anticipate a material change to its unrecognized tax benefits over the next twelve months that would affect the Company’s effective tax rate.

Accrued interest and penalties related to unrecognized tax benefits are recognized as part of the Company’s income tax provision in its consolidated statements of operations. For the year ended December 31, 2016, 2015 and 2014, the Company recognized $8,000, $7,200 and $6,400 in interest and penalties, respectively, related to unrecognized tax benefits.

The Company files federal, state and foreign income tax returns in many jurisdictions in the United States and abroad. The statute of limitations remains open for the years 2001 through 2016 in U.S. federal and state jurisdictions, and for the years 2011 through 2016 in foreign jurisdictions. Fiscal years outside the normal statute of limitations remain open to audit by tax authorities due to tax attributes generated in early years which have been carried forward and may be audited in subsequent years when utilized.

Note 12. Selected Quarterly Financial Data (Unaudited)

The following table contains selected unaudited consolidated statement of operations information for each of the quarters in 2016 and 2015. The Company believes that the following information reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Quarter Ended	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share data)
2016:
Total revenues	$80,894	$81,974	$82,258	$82,742
Product revenues	80,894	81,886	82,136	82,002
Cost of product revenues	15,800	15,221	13,062	13,180
Net income (loss)	(6,351)	(6,100)	(2,820)	1,352
Basic net income (loss) per common share	$(0.19)	$(0.18)	$(0.08)	$0.04
Diluted net income (loss) per common share	$(0.19)	$(0.18)	$(0.08)	$0.04
2015:
Total revenues	$68,152	$70,619	$73,554	$75,133
Product revenues	68,152	70,619	73,554	75,133
Cost of product revenues	12,762	13,033	13,718	14,269
Net loss	(9,493)	(9,237)	(11,843)	(2,735)
Basic and diluted net loss per common share	$(0.30)	$(0.29)	$(0.36)	$(0.08)

The quarterly increases in product revenues during 2016 and 2015 were primarily attributable to increased adoption of the Oncotype DX breast and colon cancer tests by physicians, international expansion, increased revenues recorded on an

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016

accrual basis, and increased reimbursement for these tests by third‑party payors. The increase in cost of product revenues during first six months of 2016 and 2015 was primarily due to incremental costs related to test processing associated with the Oncotype DX prostate cancer test. The decrease in cost of product revenues during the last six months of 2016 was due the satisfaction of certain royalty payment obligations. Per share amounts for the quarters and full year have been calculated separately. Accordingly, quarterly amounts may not add up to the annual amount because of differences in the weighted‑average common shares outstanding during each period, due primarily to the effect of the Company’s issuing shares of its common stock during the year.

For all of the quarters presented, except for the quarter ended December 31, 2016, basic and diluted net loss per common share were identical as potential common shares were excluded from the calculation because their effects were anti‑dilutive.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining internal control over our financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013 Framework). Based on the assessment using those criteria, our management concluded that, as of December 31, 2016 our internal control over financial reporting was effective. Our independent registered public accounting firm, Ernst & Young LLP, audited the effectiveness of our internal control over financial reporting. Their report appears below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Genomic Health, Inc.

We have audited Genomic Health, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Genomic Health, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Genomic Health, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Genomic Health, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of Genomic Health, Inc. and our report dated March 15, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

March 15, 2017

ITEM 9B.  Other Information.

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item with respect to directors is incorporated by reference from the information under the caption “Election of Directors” contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2017 Annual Meeting of Stockholders to be held on June 15, 2017, or Proxy Statement. Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

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

Our Board of Directors has appointed an Audit Committee, comprised of Mr. Geoffrey M. Parker, as Chairman, Dr. Fred E. Cohen and Ms. Ginger L. Graham. The Board of Directors has determined that Mr. Livingston qualifies as an Audit Committee Financial Expert under the definition outlined by the Securities and Exchange Commission. In addition, each of the members of the Audit Committee qualifies as an “independent director” under the current rules of The NASDAQ Stock Market and Securities and Exchange Commission rules and regulations.

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

ITEM 14.  Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the information under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm” contained in the Proxy Statement.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this report:
(1)	Financial Statements

Reference is made to the Index to Consolidated Financial Statements of Genomic Health under Item 8 of Part II hereof.

(2)	Financial Statement Schedules

The following schedule is filed as part of this Form 10‑K:

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2016, 2015, and 2014.

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

Genomic Health, Inc. Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to exhibit 10.1 filed with the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended June 30, 2016).

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

10.7.1

Second Amendment to Lease dated September 23, 2005 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.14 filed with the Company’s Annual Report on Form 10‑K for the year ended December 31, 2010).

10.7.2

Third Amendment to Lease dated September 23, 2005 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.8.2 filed with the Company’s Annual Report on Form 10‑K for the year ended December 31, 2015).

10.8

Lease dated January 4, 2007 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.8 filed with the Company’s Annual Report on Form 10‑K for the year ended December 31, 2006).

10.8.1

First Amendment to Lease dated January 4, 2007 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.13 filed with the Company’s Annual Report on Form 10‑K for the year ended December 31, 2010).

10.8.2

Second Amendment to Lease dated January 4, 2007 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.9.2 filed with the Company’s Annual Report on Form 10‑K for the year ended December 31, 2015).

10.9

Lease dated October 1, 2009 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.1 filed with the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended September 30, 2009).

10.9.1

First Amendment to Lease dated October 1, 2009 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.10.1 filed with the Company’s Annual Report on Form 10‑K for the year ended December 31, 2015).

10.10

Lease dated August 30, 2013 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.1 filed with the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended September 30, 2013).

10.10.1

First Amendment to Lease dated August 30, 2013 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.1 filed with the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended September 30, 2014).

10.10.2

Second Amendment to Lease dated August 30, 2013 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.11.2 filed with the Company’s Annual Report on Form 10‑K for the year ended December 31, 2015).

10.11

Lease dated November 11, 2015 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.12 filed with the Company’s Annual Report on Form 10‑K for the year ended December 31, 2015).

Exhibit No.		Description of Document

10.12

Registration Rights Agreement dated as of August 8, 2016, between the Company and Baker Bros. Investments, L.P., Baker Bros. Investments II, L.P., 667, L.P., Baker Brothers Life Sciences, L.P., 14159, L.P. and Baker/Tisch Investments, L.P. (incorporated by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016).

12.1	*	Statement Regarding Computation of Ratios.
21.1	*	List of Subsidiaries.
23.1	*	Consent of Independent Registered Public Accounting Firm.
24.1	*	Power of Attorney (see page 102 of this Form 10‑K).
31.1	*	Rule 13a‑14(a) Certification of Chief Executive Officer.
31.2	*	Rule 13a‑14(a) Certification of the Chief Financial Officer.
32.1	**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes‑Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes‑Oxley Act of 2002 (18 U.S.C. Section 1350).
101

The following materials from Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL), includes: (i) Consolidated Balance Sheets at December 31, 2016 and 2015, (ii) Consolidated Statements of Income for the three years ended December 31, 2016, 2015 and 2014 (iii) Consolidated Statements of Comprehensive Income for the three years ended December 31, 2016, 2015, and 2014 (iv) Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2016, 2015 and 2014 (v) Consolidated Statements of Cash Flows for the three years ended December 31, 2016, and (vi) Notes to Consolidated Financial Statements.

*Filed herewith.

**In accordance with Item 601(b)(32)(ii) of Regulation S‑K and SEC Release No. 34‑47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10‑K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

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

ITEM 16.  Form 10-K Summary.

Not applicable.

SCHEDULE II

GENOMIC HEALTH, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2016, 2015 and 2014

	Balance at			Balance at
	Beginning of			End of
	Period	Expenses	Deductions	Period
	(In thousands)
Allowance for Doubtful Accounts:
Year ended December 31, 2016	$3,988	$7,654	$7,134	$4,508
Year ended December 31, 2015	$3,628	$5,542	$5,182	$3,988
Year ended December 31, 2014	$1,907	$7,104	$5,383	$3,628

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENOMIC HEALTH, INC.

By:	/s/ Kimberly J. Popovits Kimberly J. Popovits President and Chief Executive Officer (Principal Executive Officer)

Date: March 15, 2017

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

Signature	Title	Date

/s/ KIMBERLY J. POPOVITS Kimberly J. Popovits	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 15, 2017

/s/ G. BRADLEY COLE G. Bradley Cole	Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2017

/s/ FELIX J. BAKER Felix J. Baker	Director	March 15, 2017

/s/ JULIAN C. BAKER Julian C. Baker	Director	March 15, 2017

/s/ FRED E. COHEN, M.D., D. PHIL Fred E. Cohen, M.D., D. Phil.	Director	March 15, 2017

/s/ HENRY J. FUCHS, M.D. Henry J. Fuchs, M.D.	Director	March 15, 2017

/s/ GINGER L. GRAHAM Ginger L. Graham	Director	March 15, 2017

/s/ GEOFFREY M. PARKER Geoffrey M. Parker	Director	March 15, 2017

EXHIBIT INDEX

Exhibit No.		Description of Document

3	(i)

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

10.7.1

Second Amendment to Lease dated September 23, 2005 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.14 filed with the Company’s Annual Report on Form 10‑K for the year ended December 31, 2010).

10.7.2

Third Amendment to Lease dated September 23, 2005 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.8.2 filed with the Company’s Annual Report on Form 10‑K for the year ended December 31, 2015).

10.8

Lease dated January 4, 2007 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.8 filed with the Company’s Annual Report on Form 10‑K for the year ended December 31, 2006).

Exhibit No.		Description of Document

10.8.1

First Amendment to Lease dated January 4, 2007 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.13 filed with the Company’s Annual Report on Form 10‑K for the year ended December 31, 2010).

10.8.2

Second Amendment to Lease dated January 4, 2007 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.9.2 filed with the Company’s Annual Report on Form 10‑K for the year ended December 31, 2015).

10.9

Lease dated October 1, 2009 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.1 filed with the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended September 30, 2009).

10.9.1

First Amendment to Lease dated October 1, 2009 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.10.1 filed with the Company’s Annual Report on Form 10‑K for the year ended December 31, 2015).

10.10

Lease dated August 30, 2013 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.1 filed with the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended September 30, 2013).

10.10.1

First Amendment to Lease dated August 30, 2013 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.1 filed with the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended September 30, 2014).

10.10.2

Second Amendment to Lease dated August 30, 2013 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.11.2 filed with the Company’s Annual Report on Form 10‑K for the year ended December 31, 2015).

10.11

Lease dated November 11, 2015 between the Company and Metropolitan Life Insurance Company (incorporated by reference to exhibit 10.12 filed with the Company’s Annual Report on Form 10‑K for the year ended December 31, 2015).

10.12

Registration Rights Agreement dated as of August 8, 2016, between the Company and Baker Bros. Investments, L.P., Baker Bros. Investments II, L.P., 667, L.P., Baker Brothers Life Sciences, L.P., 14159, L.P. and Baker/Tisch Investments, L.P. (incorporated by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016).

12.1	*	Statement Regarding Computation of Ratios.
21.1	*	List of Subsidiaries.
23.1	*	Consent of Independent Registered Public Accounting firm.
24.1	*	Power of Attorney (see page 102 of this Form 10‑K).
31.1	*	Rule 13a‑14(a) Certification of Chief Executive Officer.
31.2	*	Rule 13a‑14(a) Certification of the Chief Financial Officer.
32.1	**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes‑Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes‑Oxley Act of 2002 (18 U.S.C. Section 1350).
101

The following materials from Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL), includes: (i) Consolidated Balance Sheets at December 31, 2016 and 2015, (ii) Consolidated Statements of Income for the three years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three years ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2016, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the three years ended December 31, 2016, 2015, and 2014, and (vi) Notes to Consolidated Financial Statements.

*Filed herewith.

**In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

#Indicates management contract or compensatory plan or arrangement.