Form 10-Q
period 2017-06-30
GENOMIC HEALTH INC
filed 2017-08-04
CIK 1131324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 34,645,568 as of July 31, 2017.

GENOMIC HEALTH, INC.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

GENOMIC HEALTH, INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$42,200	$40,404
Short-term marketable securities	67,599	56,585
Accounts receivable (net of allowance for doubtful accounts; 2017—$3,106, 2016—$4,508)	32,427	35,179
Prepaid expenses and other current assets	12,278	13,796
Total current assets	154,504	145,964
Property and equipment, net	48,908	45,688
Other assets	9,518	9,462
Total assets	$212,930	$201,114
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,322	$2,864
Accrued compensation and employee benefits	21,355	27,900
Accrued expenses and other current liabilities	12,185	10,180
Other current liabilities	222	231
Total current liabilities	39,084	41,175

Other liabilities	3,899	3,834
Commitments and contingencies
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	445,713	427,102
Accumulated other comprehensive (loss) income	(26)	1,198
Accumulated deficit	(245,633)	(242,088)
Treasury stock, at cost	(30,110)	(30,110)
Total stockholders’ equity	169,947	156,105
Total liabilities and stockholders’ equity	$212,930	$201,114

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Product revenues	$85,487	$81,886	$169,467	$162,780
Contract revenues	—	88	—	88
Total revenues	85,487	81,974	169,467	162,868
Operating expenses:
Cost of product revenues	13,798	15,598	27,471	31,752
Research and development	15,781	14,948	30,655	30,557
Selling and marketing	40,656	37,989	82,163	77,489
General and administrative	18,395	18,537	35,146	36,975
Total operating expenses	88,630	87,072	175,435	176,773
Loss from operations	(3,143)	(5,098)	(5,968)	(13,905)
Interest income	206	87	364	165
Gain on sale of equity securities	—	676	2,807	2,009
Other income (expense), net	357	(150)	452	(63)
Loss before income taxes	(2,580)	(4,485)	(2,345)	(11,794)
Income tax expense	159	1,615	1,200	657
Net loss	$(2,739)	$(6,100)	$(3,545)	$(12,451)
Basic and diluted net loss per share	$(0.08)	$(0.18)	$(0.10)	$(0.38)
Shares used in computing basic and diluted net loss per share	34,428	33,130	34,219	33,015

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss	$(2,739)	$(6,100)	$(3,545)	$(12,451)
Other comprehensive Loss:
Unrealized loss, net, on available-for-sale marketable securities, net of tax expense of $0 for both the three and six months ended June 30, 2017 and $1,257 and $0 for the three and six months ended June 30, 2016, respectively	(4)	(3,589)	(97)	(1,198)
Reclassification adjustment for net gain on sale of equity securities included in net loss	—	(345)	(1,127)	(787)
Comprehensive loss	$(2,743)	$(10,034)	$(4,769)	$(14,436)

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Operating activities
Net loss	$(3,545)	$(12,451)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,434	4,365
Employee stock-based compensation	10,302	9,389
Impairment of assets held for sale and long-lived assets	—	56
Gain on disposal of property and equipment	35	—
Outside director restricted stock awarded in lieu of fees	100	100
Gain on sale of equity securities	(2,807)	(2,009)
Deferred tax benefit from unrealized gain on available-for-sale marketable securities, net	820	348
Changes in assets and liabilities:
Accounts receivable	2,752	3,553
Prepaid expenses and other assets	1,384	(1,186)
Accounts payable	2,161	(2,368)
Accrued compensation and employee benefits	(6,545)	(1,725)
Accrued expenses and other liabilities	1,795	3,970
Deferred revenues	—	(197)
Net cash provided by operating activities	11,886	1,845
Investing activities
Purchases of property and equipment	(8,057)	(6,879)
Proceeds from sale of property and equipment	10	—
Purchases of marketable securities	(50,338)	(35,932)
Maturities of marketable securities	29,932	40,007
Proceeds from sales of marketable securities	10,155	5,117
Net cash (used in) provided by investing activities	(18,298)	2,313
Financing activities
Net proceeds from issuance of common stock under stock plans	12,522	7,072
Withholding taxes related to restricted stock units net share settlement	(4,314)	(3,103)
Net cash provided by financing activities	8,208	3,969
Net increase in cash and cash equivalents	1,796	8,127
Cash and cash equivalents at the beginning of period	40,404	32,533
Cash and cash equivalents at the end of period	$42,200	$40,660
Non-cash investing and financing activities
Accrued purchases of property and equipment	$2,005	$605
Change in fair value of equity investment	$—	$(1,404)

See accompanying notes.

GENOMIC HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

The Company

Genomic Health, Inc. (the “Company”) is a global healthcare company that provides actionable genomic information to personalize cancer treatment decisions. The Company develops and globally commercializes genomic based clinical laboratory services that analyze the underlying biology of cancer, allowing physicians and patients to make individualized treatment decisions. The Company was incorporated in Delaware in August 2000. The Company’s first product, the Oncotype DX breast cancer test, was launched in 2004 and is used for early stage invasive breast cancer patients to predict the likelihood of breast cancer recurrence and the likelihood of chemotherapy benefit. In January 2010, the Company launched its second product, the Oncotype DX colon cancer test, which is used to predict the likelihood of colon cancer recurrence in patients with stage II disease. The tests for invasive breast and colon cancers result in a quantitative score referred to as a Recurrence Score. In December 2011, the Company made Oncotype DX available for patients with ductal carcinoma in situ (“DCIS”), a pre-invasive form of breast cancer. This test provides a DCIS Score that is used to predict the likelihood of local recurrence. In June 2012, the Company began offering the Oncotype DX colon cancer test for use in patients with stage III disease treated with oxaliplatin containing adjuvant therapy. In May 2013, the Company launched the Oncotype DX prostate cancer test, which provides a Genomic Prostate Score, or GPS, to predict disease aggressiveness in men with low risk prostate cancer disease. This test is used to improve treatment decisions for prostate cancer patients, in conjunction with the Gleason score, or tumor grading. In June 2016, the Company introduced Oncotype SEQ Liquid Select, the first of several planned non-invasive liquid biopsy tests that the Company plans to deliver, along with its Oncotype DX tests, as part of its Oncotype IQ Genomic Intelligence Platform.

Principles of Consolidation

The accompanying condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. The Company had two wholly-owned subsidiaries at June 30, 2017: Genomic Health International Holdings, LLC, which was established in Delaware in 2010 and supports the Company’s international sales and marketing efforts; and Oncotype Laboratories, Inc., which was established in 2012, and is inactive. Genomic Health International Holdings, LLC has nine wholly-owned subsidiaries. The functional currency for the Company’s wholly-owned subsidiaries incorporated outside the United States is the U.S. dollar. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation and Use of Estimates

The accompanying interim period condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated balance sheet as of June 30, 2017, condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016, and condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2016 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2016 has been derived from audited financial statements, but it does not include certain information and notes required by GAAP for complete consolidated financial statements.

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

Certain reclassifications have been made to prior period amounts to conform to the current period presentation. For the three and six months ended June 30, 2016, a reclassification of certain expenses from research and development to cost of product revenue was made in the condensed consolidated statements of operations to conform to the current period presentation.

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

From time to time, the Company receives requests for refunds of payments, generally due to overpayments made by third-party payors. Upon becoming aware of a refund request, the Company establishes an accrued liability for tests covered by the refund request until such time as the Company determines whether or not a refund is due. Accrued refunds were $216,000 and $487,000 at June 30, 2017 and December 31, 2016, respectively, and are included in accrued expenses and other current liabilities.

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

Allowance for Doubtful Accounts

The Company accrues an allowance for doubtful accounts against its accounts receivable based on estimates consistent with historical payment experience. Bad debt expense is included in general and administrative expense on the Company’s consolidated statements of operations. Accounts receivable are written off against the allowance when the appeals process is exhausted, when an unfavorable coverage decision is received or when there is other substantive evidence that the account will not be paid. The Company’s allowance for doubtful accounts as of June 30, 2017 and December 31, 2016 was $3.1 million and $4.5 million, respectively. Write-offs for doubtful accounts of $1.7 million and $3.0 million were recorded against the allowance during the three and six months ended June 30, 2017, respectively, and write-offs of $1.8 million and $4.2 million were recorded against the allowance during the three and six months ended June 30, 2016, respectively. Bad debt expense was $1.2 million and $1.6 million for the three and six months ended June 30, 2017, respectively, and $2.2 million and $4.5 million for the three and six months ended June 30, 2016, respectively.

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

During the six months ended June 30, 2017, the Company sold its remaining shares of the common stock of Invitae Corporation for net proceeds of $10.2 million based on a cost of $6.28 per share, resulting in a realized gain of $2.8 million. During the six months ended June 30, 2016, the Company sold a portion of its shares of the common stock of Invitae Corporation for net proceeds of $5.1 million at the cost of $6.28 per share, resulting in a realized gain of $2.0 million. This investment, which was accounted for under the cost method, was valued at $10.7 million at June 30, 2016. Unrealized gains or losses resulting from changes in the fair value of this investment were recorded in other comprehensive income until the securities are sold. During the six months ended June 30, 2017 and 2016, $1.1 million and $787,000, respectively, of unrealized gain, net of tax of $821,000 and $448,000, respectively, related to the shares sold was reclassified out of accumulated other comprehensive income into earnings.

As of June 30, 2017 and December 31, 2016, respectively, all investments in marketable securities were classified as available-for-sale securities. These securities are carried at estimated fair value with unrealized gains and losses included in stockholders’ equity.

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

During the six months ended June 30, 2017 and the year ended December 2016, the Company invested $1.4 million and $6.1 million, respectively, in the subordinated convertible promissory notes of a private company (see Note 4). On March 8, 2017, all of the Company’s investment in subordinated convertible promissory notes was converted into preferred stock of the private company representing approximately 9% of the private entity’s voting interests, at which time the Company estimated the fair value of the subordinated convertible promissory notes to be approximately $7.1 million. The preferred stock represents a variable interest in the investee. The Company has concluded it is not the primary beneficiary and thus has not consolidated the investee pursuant to the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810. The Company determined that the investment is an equity investment for which the Company does not have the ability to exercise significant influence. The Company will continue to assess its investment and future commitments to the investee and to the extent its relationship with the investee changes, may be required to consolidate the investee in future periods. The equity investments are accounted for using the cost method of accounting and recorded in other assets on the Company’s condensed consolidated balance sheets.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and requires entities to recognize revenue when they transfer control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In addition, Topic 606 requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Topic 606 will be effective for the Company in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. The Company intends to adopt Topic 606 effective January 1, 2018. Topic 606 permits the use of either a retrospective or modified retrospective application. The Company intends to use the modified retrospective approach. The Company also plans to elect the practical expedient of applying the new guidance only to contracts that are not completed as of the date of initial application. Upon adoption, the Company will recognize the cumulative effect of adopting this guidance as an adjustment to its opening accumulated deficit balance. Prior periods will not be retrospectively adjusted. The Company is in the process of completing its assessment of the impact Topic 606 will have on its consolidated financial statements and related disclosures. The Company’s implementation of this standard includes a project management framework that includes a dedicated lead project manager and an implementation team responsible for assessing the impact that Topic 606 will have on the Company’s accounting, financial statement presentation and disclosure for contracts with customers. The assessment phase of this project has included the analysis of the Company’s current portfolio of customer contracts, including a review of historical accounting policies and practices to identify potential differences in applying Topic 606. The Company is also performing a comprehensive review of its current processes and systems to determine and implement changes required to support the adoption of Topic 606. The assessment has resulted in the identification of potential accounting changes to the timing of revenue recognition from certain payors who are not currently accrual payors to be accelerated. During the second quarter of 2017, the implementation team continued to identify changes to business processes, systems and controls to support recognition, presentation and disclosure under the new standard. An implementation plan for the second half of 2017 has been developed and includes tasks around documentation, design of new processes and controls as well as testing of the controls.

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

The following potentially dilutive common shares were excluded from the computation of diluted net loss per share for the periods presented because they would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Options and RSUs excluded from the computation	788	677	774	737

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis at either June 30, 2017 or December 31, 2016. The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016 by level within the fair value hierarchy:

	Actively Quoted	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance at
	Assets	Inputs	Inputs	June 30,
	Level 1	Level 2	Level 3	2017
	(In thousands)
As of June 30, 2017:
Assets
Money market deposits	$10,830	$—	$—	$10,830
Commercial paper	—	37,774	—	37,774
Corporate debt securities	—	29,825	—	29,825
Total	$10,830	$67,599	$—	$78,429

	Actively Quoted	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance at
	Assets	Inputs	Inputs	December 31,
	Level 1	Level 2	Level 3	2016
	(In thousands)
As of December 31, 2016:
Assets
Money market deposits	$13,198	$—	$—	$13,198
Commercial paper	—	32,421	—	32,421
Corporate debt securities	—	14,869	—	14,869
Corporate equity securities	—	9,295	—	9,295
Total	$13,198	$56,585	$—	$69,783

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

During the year ended December 31, 2016, the Company invested $6.1 million in subordinated convertible promissory notes of a private company. As of December 31, 2016, the Company estimated the fair value of the subordinated convertible promissory notes to be approximately $5.8 million, which is not included in the table above and recorded in other assets. The subordinated convertible promissory notes were classified as Level 3 as they are valued using unobservable inputs that are primarily based on the Company’s estimate of the fair value of the underlying preferred stock into which the notes are convertible. In March 2017, the subordinated convertible promissory notes were converted into preferred stock of the privately held company. The Company accounted for such preferred stock using the cost method of accounting and accordingly recorded such preferred stock in other assets on its condensed consolidated balance sheets. There was no change in the fair value of such preferred stock during the three months ended June 30, 2017.

All of the Company’s marketable securities are classified as available-for-sale. The following tables illustrate the Company’s available-for-sale marketable securities as of the dates indicated:

	June 30, 2017
	Cost or	Gross	Gross	Total
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Commercial paper	$37,782	$1	$(8)	$37,775
Corporate debt securities	29,842	—	(18)	29,824
Total	$67,624	$1	$(26)	$67,599

	December 31, 2016
	Cost or	Gross	Gross	Total
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Commercial paper	$32,350	$71	$—	$32,421
Corporate debt securities	14,868	3	(2)	14,869
Corporate equity securities	7,348	1,947	—	9,295
Total	$54,566	$2,021	$(2)	$56,585

The Company realized gains of $0 and $2.8 million on available-for-sale marketable securities for the three and six months ended June 30, 2017, respectively, and $676,000 and $2.0 million for the three and six months ended June 30, 2016, respectively.

All of the Company’s available-for-sale marketable securities had contractual maturities of one year or less as of June 30, 2017 and December 31, 2016.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company reviews the fair value of long-lived assets, which include property and equipment, intangible assets and investments in privately held companies, for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. There were no impairments recorded during both of the three and six months ended June 30, 2017 and $0 and $56,000 in three and six months ended June 30, 2016, respectively.

Note 4. Collaboration and Commercial Technology Licensing Agreements

The Company has entered into a variety of collaboration and specimen transfer agreements relating to its development efforts. The Company recorded collaboration expenses of $912,000 and $1.8 million for the three and six months ended June 30, 2017, respectively, and $1.6 million and $2.5 million for the three and six months ended June 30, 2016, respectively, relating to services provided in connection with these agreements. In addition to these expenses, some of the agreements contain provisions for royalties from inventions resulting from the collaborations.

The Company is a party to various agreements under which it licenses technology on a non-exclusive basis in the field of human diagnostics. Access to these licenses enables the Company to process its Oncotype tests. While certain agreements contain provisions for fixed annual payments, license fees are generally calculated as a percentage of product revenues, with rates that vary by agreement and may be tiered, and payments that may have annual minimum or maximum amounts. The Company recognized costs recorded under these agreements totaling $94,000 and $190,000 for the three and six months ended June 30, 2017, respectively, and $2.5 million and $5.1 million for the three and six months ended June 30, 2016, respectively, which were included in cost of product revenues. The decrease in costs for these agreements for the three and six months ended June 30, 2017 compared to the same periods in 2016, was primarily due to the satisfaction of certain royalty payment obligations. On October 28, 2016, the Company provided notice of termination of a license agreement with Roche Molecular Systems, Inc. (“Roche”), whereby the Company non-exclusively licensed from Roche a number of U.S. patents claiming nucleic acid amplification processes known as polymerase chain reaction (“PCR”), homogeneous polymerase chain reaction, and reverse transcription polymerase chain reaction (“RT-PCR”). The effective date of the termination was November 27, 2016. The Company believes it has satisfied all obligations to make royalty payments to Roche.

In June 2016, the Company entered into a collaboration agreement with Epic Sciences, Inc. (“Epic Sciences”), under which the Company was granted exclusive rights to commercialize in the United States a test developed by Epic Sciences, which test we refer to as Oncotype DX AR-V7 Nucleus Detect. The Company has primary responsibility, in accordance with applicable laws and regulations, for marketing and promoting the test, order fulfillment, billing and collections of receivables, customer support, and providing order management systems for Oncotype DX AR-V7 Nucleus Detect. Epic Sciences is responsible for performing test analysis, performing studies, including analytic and clinical validation studies, and seeking Medicare coverage from the Centers for Medicare and Medicaid Services (“CMS”) for the test at a certain minimum rate. The collaboration agreement has a term of 10 years, unless terminated earlier under certain circumstances. As of June 30, 2017, the Company had invested $7.5 million in subordinated convertible promissory notes of Epic Sciences that converted into shares of Epic Sciences’ preferred stock in March 2017. The subordinated convertible promissory notes had been recognized at fair value, which the Company believed was approximately $7.1 million while the difference of $375,000 has been deferred and will be recognized as additional cost of future expected purchases of Oncotype DX AR-V7 Nucleus Detect tests, which the Company believes will be at a discount to fair value as of June 30, 2017. Upon achievement of an additional milestone, the Company has agreed to invest an additional $2.5 million in Epic Sciences’ preferred stock. Future revenues generated from sales of Oncotype DX AR-V7 Nucleus Detect will be shared by the Company and Epic Sciences in accordance with the terms of the collaboration agreement. Additional terms of the agreement include the Company’s obligation to pay Epic Sciences $4.0 million in cash upon achievement of certain additional milestones.

The Company is required to make a series of fixed annual payments under a collaboration agreement beginning with the one-year anniversary of achieving a key milestone for the Company’s DCIS clinical study in June 2014. As of June 30, 2017, a final payment of $504,000 is due in 2017.

Note 5. Commitments and Contingencies

Lease Obligations

The Company has entered into non-cancellable operating leases for laboratory and office facilities. Rental expense under operating lease agreements was $1.6 million and $3.1 million for the three and six months ended June 30, 2017, respectively, and $1.3 million and $2.5 million for the three and six months ended June 30, 2016, respectively.

Future non‑cancelable commitments under these operating leases at June 30, 2017 were as follows:

Annual
Payments
(In thousands)
Years Ending December 31,
2017 (remainder of year)	$2,621
2018	5,965
2019	6,752
2020	7,082
2021	4,825
2022 and thereafter	5,117
Total minimum payments	$32,362

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

Note 6. Stock-Based Compensation

On September 8, 2005, the Board of Directors approved the 2005 Stock Incentive Plan (the “2005 Plan”), which was later approved by the Company’s stockholders. Pursuant to the 2005 Plan, stock options, restricted shares, stock units, including RSUs, and stock appreciation rights may be granted to employees, consultants, and outside directors of the Company. Options granted may be either incentive stock options or nonstatutory stock options. The Company initially reserved 5,000,000 shares of common stock for issuance under the 2005 Plan, effective upon the closing of the Company’s initial public offering on October 4, 2005. On June 8, 2009, the Company’s stockholders approved an amendment to the 2005 Plan to increase the shares reserved for issuance under the 2005 Plan by 3,980,000 shares. The amended and restated plan also extends the term under which awards may be granted under the 2005 Plan until January 27, 2019. On June 11, 2015, the Company’s stockholders approved an amendment to the amended and restated 2005 Plan to increase the shares reserved for issuance under the 2005 Plan by 1,500,000 shares. On June 9, 2016, the Company’s stockholders approved an amendment to the amended and restated 2005 Plan to increase the shares reserved for issuance under the 2005 Plan by 1,500,000 shares. On June 15, 2017, the Company’s stockholders approved an amendment to the amended and restated 2005 Plan to increase the shares reserved for issuance under the 2005 Plan by 1,500,000 shares.

Stock Options

A summary of the stock option activity under the 2005 Plan for the six months ended June 30, 2017 is as follows:

	Number of	Weighted-Average
	Shares	Exercise Price
	(In thousands)
Balance at December 31, 2016	3,606	$25.07
Options granted	684	$27.84
Options exercised	(460)	$21.20
Options forfeited	(19)	$28.30
Options expired	(4)	$20.08
Balance at June 30, 2017	3,807	$26.02
Exercisable at June 30, 2017	2,502	$24.96
Vested and expected to vest at June 30, 2017	3,707	$25.98

Restricted Stock Units

A summary of the RSU activity under the 2005 Plan for the six months ended June 30, 2017 is as follows:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
	(In thousands)
Balance at December 31, 2016	871	$28.42
RSUs granted	538	$27.97
RSUs vested	(346)	$28.70
RSUs cancelled	(51)	$28.41
Balance at June 30, 2017	1,012	$28.09

Restricted Stock in Lieu of Directors’ Fees

Outside members of the Company’s Board of Directors may elect to receive fully-vested restricted stock in lieu of cash compensation for services as a director. During the six months ended June 30, 2017, the Company issued 3,285 shares of restricted stock to outside directors, with a grant date fair value of $100,000 and a weighted-average grant date fair value of $30.40 per share.

Employee Stock Purchase Plan

A total of 1,250,000 shares of common stock have been reserved for issuance under the Employee Stock Purchase Plan (“ESPP”). On June 15, 2017, the Company’s stockholders approved an amendment to the ESPP to increase the shares reserved for issuance under the ESPP by 1,250,000 shares. 1,472,734 shares were available for issuance as of June 30, 2017. Shares are issued twice yearly at the end of each offering period. During the six months ended June 30, 2017, 106,859 shares of common stock were issued under the ESPP. As of June 30, 2017, there was $595,000 of unrecognized compensation expense related to the ESPP, which is expected to be recognized over a period of five months.

Employee Stock-Based Compensation Expense

Share-based compensation expense recognized and included in the condensed consolidated statements of operations and comprehensive income (loss) was allocated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Cost of product revenues	$170	$152	$361	$312
Research and development	1,443	1,269	2,831	2,522
Selling and marketing	1,478	1,437	2,989	2,875
General and administrative	2,106	1,989	4,121	3,680
Total	$5,197	$4,847	$10,302	$9,389

Note 7. Segment Information

The Company operates in one business segment, which primarily focuses on the development and global commercialization of genomic based clinical laboratory services that analyze the underlying biology of cancer, allowing physicians and patients to make individualized treatment decisions. The Company’s Oncotype DX breast, colon and prostate cancer tests have similar economic and other characteristics, including the nature of the products and production processes, type of customers, distribution methods and regulatory environment. As of June 30, 2017, the majority of the Company’s product revenues have been derived from sales of one product, the Oncotype DX breast cancer test.

The following table summarizes total revenue from customers by geographic region. Product revenues are attributed to countries based on ship-to location.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
United States	$72,409	$69,644	$142,998	$140,139
Outside of the United States	13,078	12,330	26,469	22,729
Total revenues	$85,487	$81,974	$169,467	$162,868

Note 8. Income Taxes

The Company recognized income tax expense of $159,000 and $1.2 million for the three and six months ended June 30, 2017 respectively, and income tax expense of $1.6 million and $657,000 for the three and six months ended June 30, 2016, respectively, which was computed using the “discrete” (or “cut-off”) method. The income tax expense for the three and six months ended June 30, 2017 and June 30, 2016 was primarily comprised of the intraperiod tax allocation of the deferred tax impact for available-for-sale marketable securities and foreign income tax expense.

Based on all available objective evidence, the Company believes that it is still more likely than not that its net deferred tax assets will not be fully realized. Accordingly, the Company maintains a valuation allowance against all of its net deferred tax assets as of both June 30, 2017 and December 31, 2016. The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

The Company had $2.2 million and $2.1 million of unrecognized tax benefits at June 30, 2017 and December 31, 2016, respectively. The Company does not anticipate a material change to its unrecognized tax benefits over the next 12 months that would affect its effective tax rate. Unrecognized tax benefits may change during the next 12 months for items that arise in the ordinary course of business.

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

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A of this report, as well as our ability to develop and commercialize new products and product enhancements; the risk of unanticipated delays in research and development efforts; the risk that we may not obtain or maintain reimbursement for our existing tests or any future tests we may develop; the risk that reimbursement pricing or coverage may change; the risks and uncertainties associated with the regulation of our tests by the FDA or regulatory agencies outside of the U.S.; the success of our new technology; the results of clinical studies; the applicability of clinical results to actual outcomes; the impact of new legislation or regulations, or of judicial decisions, on our business; our ability to compete against third parties; the success of our collaborations; our ability to obtain capital when needed; the economic environment; and our history of operating losses. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to update any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

In January 2004, we launched our first Oncotype DX test, which is used to predict the likelihood of cancer recurrence and the likelihood of chemotherapy benefit in early stage invasive breast cancer patients. In January 2010, we launched our second Oncotype DX test, the first multigene expression test developed to assess risk of recurrence in stage II colon cancer patients. In late December 2011, we made Oncotype DX available for patients with DCIS, a pre-invasive form of breast cancer. In June 2012, we extended our offering of the Oncotype DX colon cancer test to patients with stage III disease treated with oxaliplatin-containing adjuvant therapy. In May 2013, we launched our Oncotype DX prostate cancer test, which is used to predict disease aggressiveness in men with low risk disease. In July 2017, the Oncotype DX AR-V7 Nucleus Detect test for men with metastatic castration-resistant prostate cancer, or mCPRC, became commercially available as part of a clinical utility program. As of July 31, 2017, the list price of our Oncotype DX breast cancer tests in the United States was $4,620, the list price of our Oncotype DX colon cancer test was $4,420, the list price of our Oncotype DX prostate cancer test was $4,520 and the list price of our Oncotype SEQ Liquid Select test was $5,800. The substantial majority of our historical revenues have been derived from the sale of Oncotype DX breast cancer tests ordered by physicians in the United States.

For the three and six months ended June 30, 2017, more than 31,550 and 63,130 Oncotype test reports were delivered for use in treatment planning, compared to more than 29,060 and 58,570 test reports delivered for the same periods in 2016. All of our internally-developed tests are conducted at our clinical reference laboratory in Redwood City, California. Our clinical reference laboratory processing capacity is currently approximately 150,000 tests annually, and has significant expansion capacity with incremental increases in laboratory personnel and equipment. The Oncotype DX breast, colon, and prostate cancer tests analyze different genes. However, all of the tests are based on a similar Oncotype DX reverse transcription polymerase chain reaction, or RT-PCR, platform and require both histology and pathology assessments. We believe that we currently have sufficient capacity to process current demand for our tests.

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

We depend upon third-party payors, both public and private, to provide reimbursement for our tests. Accordingly, we have and expect to continue to focus substantial resources on obtaining and maintaining reimbursement coverage from third-party payors. Sales of our tests in the United States and other countries are dependent upon the coverage decisions and reimbursement policies established by government healthcare programs and private health insurers. Market acceptance of our tests has and will continue to depend upon the ability to obtain an appropriate level of coverage for, and reimbursement from, third-party payors for our tests. We have had Medicare coverage for our Oncotype DX invasive breast cancer test since 2006 and for our Oncotype DX colon cancer test since 2011. In October 2015, we obtained Medicare coverage for our Oncotype DX prostate cancer test for patients with low and very-low risk as defined by National Comprehensive Cancer Network, or NCCN, guidelines. Under the terms of the coverage determination for our prostate cancer test, reimbursement is limited to tests ordered by physicians who agree to participate in a Certification Training Registry and to provide certain information about Medicare beneficiaries who receive our test, also referred to as Coverage with Data Development, or CDD. A draft local coverage determination, or LCD, has been issued for our prostate cancer test for qualified patients with favorable intermediate-risk prostate cancer and recommends Medicare coverage for use of the test in qualified patients, subject to a standard comment period, which ended in late July 2017, and finalization by Medicare. On December 16, 2015, Palmetto GBA, a Medicare Administrative Contractor that processes Medicare claims and sets Medicare coverage and payment policies for certain tests performed by our laboratory, informed us that they believe it was appropriate to establish a unique identifier code and independent coverage for the Oncotype DX DCIS test. We have obtained a unique identifier code for the Oncotype DX DCIS test, and we submitted to Palmetto additional validation and clinical utility data generated since its previous decision in May 2013, to cover the Oncotype DX DCIS test for all qualified Medicare patients with DCIS breast cancer. On January 19, 2017, Palmetto announced that it would cover the Oncotype DX DCIS test under a new LCD with CDD, for services furnished beginning March 6, 2017.

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

In August 2015, Palmetto issued its final LCD, approving nationwide coverage of our prostate cancer test for qualified male Medicare patients with low and very-low risk disease, as defined by NCCN guidelines, throughout the United States. The LCD includes specific requirements for certification and training of physicians who order the test and requirements for collection and reporting of specific data elements related to the use of our test and patient outcomes. Effective October 2015, Palmetto initiated reimbursement of the Oncotype DX prostate cancer test. In May 2017, a draft LCD with CDD was issued for our prostate cancer test for qualified patients with intermediate-risk prostate cancer. The draft LCD recommends Medicare coverage for use of the test in qualified patients with favorable intermediate-risk prostate cancer, subject to a standard comment period which ended in late July 2017.

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

We periodically monitor the financial position of our significant third-party payors, which include Medicare and managed care companies. As of the date of this report, we do not expect the current economic environment to have a material negative impact on our ability to collect payments from third-party payors in the foreseeable future. We believe the economic environment and changes in the healthcare system continued to impact product payment cycles, growth in tests delivered and product revenue generated during the three and six months ended June 30, 2017. We intend to continue to assess the impact of the economic environment on our business activities. If the economic environment does not improve or deteriorates, our business including our patient population, government and third-party payors and our distributors and suppliers could be negatively affected, resulting in a negative impact on our product revenues.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, management evaluates its significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates. Estimates are assessed each period and updated to reflect current information. A summary of our critical accounting policies is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to our critical accounting policies during the quarter ended June 30, 2017, other than the adoption of Accounting Standards Update ("ASU") 2016-09 described below.

Results of Operations

Three and Six Months Ended June 30, 2017 and 2016

We recognized a net loss of $2.7 million and $3.5 million for the three and six months ended June 30, 2017, respectively, compared to a net loss of $6.1 million and $12.5 million for the three and six months ended June 30, 2016, respectively. On a basic and diluted per share basis, net loss per share was $0.08 and $0.10 for the three and six months ended June 30, 2017, respectively, compared to net loss per share of $0.18 and $0.38 for the three and six months ended June 30, 2016, respectively. We may incur net losses in future periods due to future spending and fluctuations in our business, and we may not achieve or maintain sustained profitability in the future.

Revenues

We derive our revenues primarily from product sales and, in some periods, from contract research arrangements. We operate in one industry segment. As of June 30, 2017, the substantial majority of our product revenues have been derived from the sale of our Oncotype DX breast cancer test. Payors are billed upon generation and delivery of test results to the ordering physician. Product revenues are recorded on a cash basis unless a contract or arrangement to pay is in place with the payor at the time of billing and collectability is reasonably assured.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Product revenues	$85,487	$81,886	$169,467	$162,780
Contract revenues	—	88	—	88
Total revenues	$85,487	$81,974	$169,467	$162,868
Period over period dollar increase in product revenues	$3,601		$6,687
Period over period percentage increase in product revenues	4%		4%

The period over period increase in product revenues resulted, in part, from increased adoption. Test volume increased by 9% and 8% for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016. Of the growth in test volume, approximately 6% and 5%, respectively, was from breast cancer tests delivered worldwide.

International product revenues were $13.1 million, or 15% and $26.5 million or 16% of product revenues for the three and six months ended June 30, 2017, respectively, compared to $12.3 million, or 15% of product revenues and $22.7 million or 14% of product revenues, for the three and six months ended June 30, 2016, respectively.

Approximately $59.4 million, or 69%, and $120.1 million, or 71%, of product revenues for the three and six months ended June 30, 2017, respectively, were recognized on an accrual basis at the time the test results were delivered, compared to $56.6 million, or 69%, and $115.9 million, or 71%, of product revenues for the three and six months ended June 30, 2016, respectively. For all periods, the balance of product revenues was recognized upon cash collection as payments were received. The timing of recognition of revenues related to third-party payments may cause fluctuations in product revenues from period to period.

Product revenues related to Medicare patients for the three and six months ended June 30, 2017 were $18.4 million, or 22%, and $38.3 million, or 23%, of product revenues, respectively, compared to $17.7 million, or 22%, and $36.0 million, or 22%, of product revenues for the three and six months ended June 30, 2016, respectively. There were no other third-party payors comprising product revenues of 10% or more for those periods.

Cost of Product Revenues

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Tissue sample processing costs	$13,534	$12,901	$26,920	$26,339
Stock-based compensation	170	169	361	345
Total tissue sample processing costs	13,704	13,070	27,281	26,684
License fees	94	2,528	190	5,068
Total cost of product revenues	$13,798	$15,598	$27,471	$31,752
Period over period dollar increase in tissue sample processing costs	$633		$581
Period over period percentage increase in tissue sample processing costs	5%		2%

Cost of product revenues includes the cost of materials, direct labor, equipment and infrastructure expenses associated with processing tissue samples (including sample accessioning, histopathology, anatomical pathology, paraffin extraction, RT-PCR, quality control analyses and shipping charges to transport tissue samples) and license fees. Infrastructure expenses include allocated facility occupancy and information technology costs. Costs associated with performing our tests are recorded as tests are processed. Costs recorded for tissue sample processing represent the cost of all the tests processed during the period regardless of whether revenue was recognized with respect to that test. Historically, royalties for licensed technology calculated as a percentage of product revenues and fixed annual payments relating to the launch and commercialization of Oncotype tests were recorded as license fees in cost of product revenues at the time product revenues are recognized or in accordance with other contractual obligations. For the three and six months ended June 30, 2017, the decrease in license fees is primarily due to the satisfaction of certain royalty payment obligations for the license of PCR patents under a license agreement with Roche Molecular Systems, Inc. In previous periods, license fees were generally calculated as a percentage of product revenues. As a result of the termination of the Roche license agreement, we expect license fees expense to be consistent with the levels recognized during the three and six months ended June 30, 2017, which are significantly less than amounts recognized in the first half of 2016.

Tissue sample processing costs increased $633,000 for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Tissue sample processing costs increased $581,000 for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. These increases were driven primarily by the increase in test volumes of 9% and 8%, respectively, for the three and six months ended June 30, 2017, compared to the same periods in 2016, as well as an increase in personnel-related expenses due to increased headcount offset by a decrease of cost allocations from other functional areas. We expect the cost of product revenues to increase in future periods to the extent we process more tests.

Research and Development Expenses

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Personnel-related expenses	$9,157	$7,885	$18,332	$17,367
Stock-based compensation	1,443	1,252	2,831	2,489
Collaboration expenses	686	1,171	1,507	1,876
Reagents and laboratory supplies	1,218	310	1,995	949
Allocated information technology, facilities and other costs	1,636	2,295	3,112	4,231
Other costs	1,641	2,035	2,878	3,645
Total research and development expenses	$15,781	$14,948	$30,655	$30,557
Period over period dollar increase	$833		$98
Period over period percentage increase	6%		-%

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

The $833,000, or 6%, increase in research and development expenses for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily due to a $1.3 million increase in personnel-related expenses, a $908,000 increase in reagents and laboratory supplies, and a $191,000 increase in stock-based compensation expense, partially offset by a $659,000 decrease in allocated information technology, facilities and other costs, a $485,000 decrease in collaboration expenses and a $394,000 decrease in other costs.

The $98,000 increase in research and development expenses for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to a $1.0 million increase in personnel-related expenses, a $1.0 million increase in reagents and laboratory supplies and a $342,000 increase in stock-based compensation expense, partially offset by a $1.1 million decrease in allocated information technology, facilities and other costs, a $767,000 decrease in other costs and a $369,000 decrease in collaboration expenses.

We expect our research and development expenses to increase in future periods due to increased investment in our new product pipeline for breast, colon, prostate and other cancers, along with increased investment in our proprietary liquid platforms.

Selling and Marketing Expenses

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Personnel-related expenses	$20,455	$19,603	$41,836	$40,977
Stock-based compensation	1,478	1,437	2,989	2,875
Promotional and marketing materials	3,991	4,452	8,121	8,117
Travel, meetings and seminars	3,911	3,917	8,458	8,615
Collaboration expenses	226	399	340	633
Allocated information technology, facilities and other costs	9,512	7,125	18,262	14,208
Other costs	1,083	1,056	2,157	2,064
Total selling and marketing expenses	$40,656	$37,989	$82,163	$77,489
Period over period dollar increase	$2,667		$4,674
Period over period percentage increase	7%		6%

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

The $2.7 million, or 7%, increase in selling and marketing expenses for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily due to a $2.4 million increase in allocated information technology, facilities and other costs primarily associated with the implementation of new systems and an $852,000 increase in a personnel-related expenses, partially offset by a $461,000 decrease in promotional and marketing materials.

The $4.7 million, or 6%, increase in selling and marketing expenses for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to a $4.1 million increase in allocated information technology, facilities and other costs primarily associated with the implementation of new systems and an $859,000 increase in personnel-related expenses, partially offset by a $293,000 decrease in collaboration expenses.

We expect selling and marketing expenses will continue to increase in future periods due to our efforts to establish adoption of and reimbursement for our new products, continued investment in our global commercial infrastructure and increases in our sales force and incurring other expenses to support the growth of our business.

General and Administrative Expenses

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Personnel-related expenses	$13,490	$13,779	$26,668	$27,978
Stock-based compensation	2,106	1,989	4,121	3,680
Occupancy and equipment expenses	8,583	7,192	16,334	14,246
Billing and collection fees	3,218	3,023	6,138	6,030
Bad debt expense	1,187	2,220	1,599	4,499
Professional fees and other expenses	3,117	2,459	5,744	4,941
Information technology, facilities and other cost allocations	(13,306)	(12,125)	(25,458)	(24,399)
Total general and administrative expenses	$18,395	$18,537	$35,146	$36,975
Period over period dollar decrease	$(142)		$(1,829)
Period over period percentage decrease	(1)%		(5)%

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

The $142,000 or 1%, decrease in general and administrative expenses for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily due to a $1.2 million increase in information technology, facilities and other costs allocated to other functional areas, a $1.0 million decrease in bad debt expense driven by improved cash collections and decreased bad debt reserves, partially offset by a $1.4 million increase in occupancy and equipment expenses driven by increased software license expenses and facility expansion and a $658,000 increase in professional fees and other expenses.

The $1.8 million, or 5%, decrease in general and administrative expenses for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to a $2.9 million decrease in bad debt expense driven by improved cash collections and decreased bad debt reserves, a $1.3 million decrease in personnel-related expenses, and a $1.1 million increase in information technology, facilities and other costs allocated to other functional areas, partially offset by a $2.1 million increase in occupancy and equipment expenses driven by increased software license expenses and facility expansion, an $803,000 increase in professional fees and other expenses and a $441,000 increase in stock-based compensation. The $1.3 million decrease in personnel-related expenses was primarily due to a $2.3 million decrease in contract labor and consulting expenses partially offset by a $978,000 increase in salaries, benefits and bonus expenses due to increased headcount and higher benefits costs.

We expect general and administrative expenses to increase in future periods as we hire additional staff and incur other expenses to support the growth of our business, and to the extent we spend more on billing and collections fees and bad debt expense.

Interest Income

Interest income was $206,000 and $364,000 for the three and six months ended June 30, 2017, respectively, compared to $87,000 and $165,000 for the three and six months ended June 30, 2016, respectively. We expect our interest income will remain nominal if the current low interest rate environment continues.

Gain on sale of equity securities

For the three and six months ended June 30, 2017, we realized gain on sale of equity securities of $0 and $2.8 million, respectively, in connection with the sale of our common stock of Invitae Corporation, or Invitae. For the three and six months ended June 30, 2016, we realized gain on sale of equity securities of $676,000 and $2.0 million, respectively, in connection with the sale of our common stock of Invitae. As of June 30, 2017, we had sold all of our remaining shares of common stock of Invitae.

Other Income (Expense), Net

Other income, net was $357,000 and $452,000 for the three and six months ended June 30, 2017, respectively, compared to other expense, net of $150,000 and $63,000 for the three and six months ended June 30, 2016, respectively. Other income, net for the three and six months ended June 30, 2017 was primarily related to $347,000 and $424,000 of net foreign currency gains, respectively. Other expense, net for the three and six months ended June 30, 2016 was primarily related to $157,000 and $83,000 of net foreign currency loses, respectively, resulting from valuation adjustments to our international accounts receivable balance. We expect other income (expense), net to continue to fluctuate based on fluctuations in exchange rates that impact our foreign currency transaction gains and losses.

Income Tax Expense (Benefit)

We recognized income tax expense of $159,000 and $1.2 million for the three and six months ended June 30, 2017, respectively, which was computed using the “discrete” (or “cut-off”) method. The income tax expense for the three and six months ended June 30, 2017 was primarily comprised of the intraperiod tax allocation of the deferred tax impact for available-for-sale marketable securities and foreign income tax expense.

We recognized an income tax expense of $1.6 million and $657,000 for the three and six months ended June 30, 2016, respectively, which was computed using the “discrete” (or “cut-off”) method. The income tax expense for the three and six months ended June 30, 2016 was primarily comprised of the intraperiod tax allocation of the deferred tax impact for available-for-sale marketable securities and foreign income tax expense.

Based on all available objective evidence, management believes that it is still more likely than not that our net deferred tax assets will not be fully realized. Accordingly, we maintain a valuation allowance against all of our net deferred tax assets as of both June 30, 2017 and December 31, 2016. We will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of our deferred tax assets.

Liquidity and Capital Resources

As of June 30, 2017, we had an accumulated deficit of $245.6 million. We may incur net losses in the future, and we cannot provide assurance as to when, if ever, we will achieve sustained profitability. We expect that our research and development expenses, selling and marketing expenses and general and administrative expenses will increase in future periods and, as a result, we will need to continue to generate significant product revenues to achieve sustained profitability.

	June 30,	December 31,
	2017	2016
	(in thousands)
Cash, cash equivalents and short-term marketable securities	$109,799	$96,989
Working capital	115,420	104,789

Sources (Uses) of Liquidity

Historically we have financed our operations primarily through sales of our equity securities and cash received in payment for our tests. At June 30, 2017, we had cash, cash equivalents and short-term investments of $109.8 million compared to $97.0 million at December 31, 2016. The $12.8 million increase was attributable to an increase in cash generated from operations, sales of marketable securities, and net sales proceeds from the issuance of common stock under our 2005 Stock Incentive Plan, partially offset by investments in the growth of our business, including research and development, global expansion, and activities related to reimbursement coverage of our tests. In accordance with our investment policy, available cash is invested in short-term and long-term, low-risk, investment-grade debt instruments.

Our cash and marketable securities are held in a variety of interest-bearing instruments including money market accounts and high-grade commercial paper and corporate bonds

Accounts Receivable

At June 30, 2017 and December 31, 2016, $32.4 million, or 15%, and $35.2 million, or 17%, respectively, of our total assets consisted of accounts receivable. The $2.8 million decrease in accounts receivable from December 31, 2016 to June 30, 2017 was primarily attributable to increased cash collections. Days sales outstanding, or DSO, is a measure of the average number of days it takes for us to collect our accounts receivable, calculated from the date that tests are billed. At June 30, 2017 and December 31, 2016, our weighted average DSOs were 56 days and 71 days, respectively. The timing of our billing and cash collections may also cause fluctuations in our monthly DSOs and accounts receivable.

The following tables summarize accounts receivable by payor mix at June 30, 2017 and December 31, 2016:

	June 30, 2017
		% of		31 - 60	61 - 90	91 - 120	121 to 180	Over 180
	Total	Total	Current	Days	Days	Days	Days	Days
	(In thousands)
Managed care and other	$29,939	84%	$12,930	$4,527	$2,398	$2,173	$1,879	$6,032
Medicare	5,594	16	4,510	235	137	209	111	392
Total	35,533	100%	$17,440	$4,762	$2,535	$2,382	$1,990	$6,424
Allowance for doubtful accounts	(3,106)
Net accounts receivable	$32,427

	December 31, 2016
		% of		31 - 60	61 - 90	91 - 120	121 to 180	Over 180
	Total	Total	Current	Days	Days	Days	Days	Days
	(In thousands)
Managed care and other	$30,209	76%	$12,061	$5,108	$2,298	$1,792	$2,608	$6,342
Medicare	9,478	24	6,043	997	119	281	511	1,527
Total	39,687	100%	$18,104	$6,105	$2,417	$2,073	$3,119	$7,869
Allowance for doubtful accounts	(4,508)
Net accounts receivable	$35,179

Cash Flows

The following table summarizes our cash flow activities:

	2017	2016
	(In thousands)
For the six months ended June 30,
Cash provided by (used in):
Operating activities	$11,886	$1,845
Investing activities	(18,298)	2,313
Financing activities	8,208	3,969
Capital expenditures (included in investing activities above)	$(8,057)	$(6,879)

Cash Provided by Operating Activities

Cash provided by operating activities was $11.9 million for the six months ended June 31, 2017 and consisted primarily of net loss of $3.5 million adjusted for non-cash items of $16.7 million, gain on sale of equity securities of $2.8 million and $1.5 million related to changes in operating assets and liabilities.

Cash provided by operating activities was $1.8 million for the six months ended June 30, 2016 and consisted primarily of net loss of $12.5 million, adjusted for non-cash items of $14.3 million, gain on sale of equity securities of $2.0 million and $2.0 million related to changes in operating assets and liabilities.

Cash (Used in) Provided by Investing Activities

Cash used in investing activities for the six months ended June 30, 2017 was $18.3 million, consisting of $20.4 million net purchases of marketable securities and $8.1 million in capital expenditures related to the expansion of our business offset by $10.2 million of proceeds from sales of marketable securities.

Cash provided by investing activities for the six months ended June 30, 2016 was $2.3 million, consisting of $5.1 million of proceeds from sales of marketable securities and $4.1 million in net maturities of marketable securities offset by $6.9 million in capital expenditures related to the expansion of our business.

Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2017 was $8.2 million, consisting primarily of $12.5 million of proceeds from the issuance of our common stock upon the exercise of stock options offset by $4.3 million of cash paid for tax withholdings related to net share settlements of RSUs.

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

Operating Capital and Capital Expenditure Requirements

We currently anticipate that our cash, cash equivalents and short-term marketable securities, together with payments for our tests, will be sufficient to fund our operations and facilities expansion plans for at least the next 12 months, including the expansion of our research and development programs, our proprietary liquid platforms development efforts, our commercialization efforts related to Oncotype DX AR-V7 Nucleus Detect, our efforts to expand adoption of and reimbursement for our tests and our international expansion efforts. We expect to spend approximately $13 million over the next 12 months for planned laboratory equipment, information technology and facilities expansion. We may also use cash to acquire or invest in complementary businesses, technologies, services or products. We expect that our cash, cash equivalents and short term marketable securities will also be used to fund working capital and for other general corporate purposes, such as licensing technology rights, distribution arrangements for our tests both within and outside of the United States or expanding our direct sales capabilities worldwide.

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

Off-Balance Sheet Arrangements

As of June 30, 2017, we had no material off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and requires entities to recognize revenue when they transfer control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In addition, Topic 606 requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Topic 606 will be effective for us in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. We intend to adopt Topic 606 effective January 1, 2018. Topic 606 permits the use of either a retrospective or modified retrospective application. We intend to use the modified retrospective approach. We also plan to elect the practical expedient of applying the new guidance only to contracts that are not completed as of the date of initial application. Upon adoption, we will recognize the cumulative effect of adopting this guidance as an adjustment to our opening accumulated deficit balance. Prior periods will not be retrospectively adjusted. We are in the process of completing our assessment of the impact Topic 606 will have on our consolidated financial statements and related disclosures. Our implementation of this standard includes a project management framework that includes a dedicated lead project manager and an implementation team responsible for assessing the impact that Topic 606 will have on our accounting, financial statement presentation and disclosure for contracts with customers. The assessment phase of this project has included the analysis of our current portfolio of customer contracts, including a review of historical accounting policies and practices to identify potential differences in applying Topic 606. We are also performing a comprehensive review of our current processes and systems to determine and implement changes required to support the adoption of Topic 606. The assessment has resulted in the identification of potential accounting changes to the timing of revenue recognition from certain payors who are not currently accrual payors to be accelerated. During the second quarter of 2017, the implementation team continued to identify changes to business processes, systems and controls to support recognition, presentation and disclosure under the new standard. An implementation plan for the second half of 2017 has been developed and includes tasks around documentation, design of new processes and controls as well as testing of the controls.

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

At June 30, 2017, we had cash, cash equivalents and short-term marketable securities of $109.8 million. We currently do not hedge interest rate exposure, and we do not have any foreign currency or other derivative financial instruments. The securities in our investment portfolio are classified as available-for-sale securities and are, due to their short-term nature, subject to minimal interest rate risk. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels at June 30, 2017, the impact on the fair value of these securities or our cash flows or income would not be material.

Foreign Currency Exchange Risk

Substantially all of our revenues are recognized in U.S. dollars, although a growing percentage is denominated in foreign currency as we continue to expand into markets outside of the United States. Certain expenses related to our international activities are payable in foreign currencies. As a result, factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets will affect our financial results. We recognized net foreign currency gains of $347,000 and $424,000 for the three and six months ended June 30, 2017 compared to net foreign exchange transaction losses of $157,000 and $83,000 for the three and six months ended June 30, 2016. The functional currency of our wholly-owned subsidiaries is the U.S. dollar, so we are not currently subject to gains and losses from foreign currency translation of the subsidiary financial statements. We currently do not hedge foreign currency exchange rate exposure. Although the impact of currency fluctuations on our financial results has been immaterial in the past, there can be no guarantee that the impact of currency fluctuations related to our international activities will not be material in the future.

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

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the second quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS.

Risks Relating to our Business and Business Strategy

We have a history of net losses, we may incur net losses in the future, and we expect to continue to incur significant expenses to develop and market our tests, which may make it difficult for us to achieve sustained profitability.

We have historically incurred substantial net losses. From our inception in August 2000 through June 30, 2017, we had an accumulated deficit of $245.6 million. We expect to continue to invest in our product pipeline, including our current Oncotype DX and Oncotype SEQ Liquid Select tests and future Oncotype SEQ and cancer burden monitoring products, and in our global commercial infrastructure, our laboratory operations, next generation sequencing, or NGS, and other technology. For the three and six months ended June 30, 2017, our research and development expenses were $15.8 million and $30.7 million, respectively, and our selling and marketing expenses were $40.7 million and $82.2 million, respectively. We expect our expense levels to continue to increase for the foreseeable future as we seek to globally expand the clinical utility of our Oncotype DX breast and prostate cancer tests, drive adoption of and reimbursement for our Oncotype DX colon cancer and prostate cancer tests and develop and commercialize new tests, including Oncotype SEQ Liquid Select and Oncotype DX AR-V7 Nucleus Detect. As a result, we will need to generate significant growth in revenues in order to achieve sustained profitability. Our failure to achieve increased revenue or sustained profitability in the future could cause the market price of our common stock to decline.

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

We have obtained Medicare reimbursement coverage for our prostate cancer test for low and very-low risk patients effective October 13, 2015. However, we may not be able to obtain Medicare reimbursement coverage for our prostate cancer test for intermediate risk patients or obtain other third-party payor reimbursement for patients with colon or prostate cancer or with N+ breast cancer patients that is similar to the coverage we have obtained for our invasive breast cancer test for N-, ER- patients. We believe that it may take several years to achieve reimbursement with a majority of third-party payors for our tests. If we fail to establish broad adoption of and reimbursement for all of our tests and any future tests we may develop, our reputation could be harmed and our future prospects and our business could suffer. There has been issued a draft local coverage determination, or LCD, for our prostate cancer test for qualified patients with intermediate-risk prostate cancer. The draft LCD recommends Medicare coverage for use of the test in qualified patients with favorable intermediate-risk prostate cancer, subject to a standard comment period which ended in late July 2017.

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

The majority of our international Oncotype DX breast and colon cancer test revenues come from direct payor reimbursement, payments from our distributors, patient self‑pay, and clinical collaborations in various countries. In many countries, outside of the United States, various coverage, pricing and reimbursement approvals are required. We expect that it will take several years to establish broad coverage and reimbursement for our tests with payors in countries outside of the United States, and our efforts may not be successful. Even if public or private reimbursement is obtained, it may cover competing tests, the reimbursement may be conditioned upon local performance of the tests or other requirements we may have difficulty satisfying. Reimbursement levels outside of the United States may vary considerably from the domestic reimbursement amounts we receive. In addition, because we rely on distributors to obtain reimbursement for our tests, to the extent we do not have direct reimbursement arrangements with payors, we may not be able to retain reimbursement coverage in certain countries with a particular payor if our agreement with a distributor is terminated or expires or a distributor fails to pay us for other reasons. We may also be negatively affected by the financial instability of, and austerity measures implemented by, several countries in the European Union and elsewhere.

We depend on Medicare for a significant portion of our product revenues and if Medicare or other significant payors stop providing reimbursement or decrease the amount of reimbursement for our tests, our revenues could decline.

Reimbursement on behalf of patients covered by Medicare accounted for 22% and 23% of our product revenues for the three and six months ended June 30, 2017, respectively, and 22% and 20% for the three and six months ended June 30, 2016, respectively. Accounts receivable on behalf of patients directly covered by Medicare represented 16% and 24% of our total accounts receivable at June 30, 2017 and December 31, 2016, respectively. While there were no other third-party payors representing 10% or more of our product revenues for these periods, there have been in the past, and may be in the future, other payors accounting for 10% or more of our product revenues. Because the majority of stage II and stage III colon cancer patients and prostate cancer patients in the United States are age 65 and over, and thus eligible for Medicare, we may become more dependent on Medicare reimbursement in the future. It is possible that Medicare or other third-party payors that provide reimbursement for our tests may suspend, revoke or discontinue coverage at any time, may require co-payments from patients, or may reduce the reimbursement rates payable to us. Any such action could have a negative impact on our revenues.

Because of Medicare billing rules or changes in Medicare billing rules and processes, we may not receive reimbursement for all tests provided to Medicare patients or may experience delays of receiving payments.

Under current Medicare billing rules, payment for our Oncotype DX tests performed on Medicare beneficiaries who were hospital inpatients at the time the tumor tissue samples were obtained and whose tests were ordered less than 14 days from discharge must be bundled into the payment that the hospital receives for the services provided. In addition, for Medicare beneficiaries who were hospital outpatients at the time the tumor tissue samples were obtained, the hospital must bill for the test when it is ordered less than 14 days from the outpatient encounter even when the test is not bundled into the hospital payment for the encounter. In these circumstances, hospitals are required to furnish services such as our tests as “services furnished under arrangements between a provider and an outside vendor” and only the hospital may bill Medicare for such tests. Under these circumstances, for us to obtain payment for these services, we are required to bill individual hospitals for tests ordered for Medicare beneficiaries.  Such hospitals have generally been unwilling to enter into written agreements with us to assume the financial responsibility for these tests ordered for Medicare beneficiaries and consequently we generally cancel such orders when received within the 14-day timeframe when written agreements from such hospitals are not in place.

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

We receive a portion of our revenues and pay a portion of our expenses in currencies other than the U.S. dollar, such as the Euro, the Swiss franc, the British pound and the Canadian dollar. As a result, we are at risk from exchange rate fluctuations between such foreign currencies and the U.S. dollar, which could affect our results of operations. For the three and six months ended June 30, 2017, approximately 9% of our product revenues came from foreign denominated currencies. If the U.S. dollar strengthens against foreign currencies, as it had during 2016, the translation of these foreign currency denominated transactions will result in decreased revenues and operating expenses and increased net losses. We may not be able to offset adverse foreign currency impact with increased revenues. We have not to date utilized hedging strategies to mitigate foreign currency risk and even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

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

As of June 30, 2017, we have entered into exclusive distribution agreements for the sale of our tests with distributors covering more than 90 countries. We may enter into other similar arrangements to distribute our tests in other countries in the future. We intend to continue to grow our business internationally, and to do so we may need to attract additional distributors to expand the territories in which we sell our tests. Distributors may not commit the necessary resources to market and sell our tests to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to enter into arrangements with distributors to market our tests in particular geographic areas, we may not realize long‑term international revenue growth. In addition, our revenue from distributors could be negatively impacted as a result of changes in business cycles, business or economic conditions, reimbursement rates, changes in foreign currency exchange rates that make our tests more expensive in our distributors’ local currencies or other factors that could affect their ability to pay us for tests on a timely basis or at all.

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

We have limited experience in commercializing products through collaborations with third parties, which includes our commercial collaboration with Epic Sciences. This collaborative arrangement poses a number of risks, including, among others, whether we will be able to obtain adequate reimbursement for Oncotype DX AR-V7 Nucleus Detect with both public and private payors, whether our commercial channel will be successful in creating market demand for Oncotype DX AR-V7 Nucleus Detect, whether Epic Sciences is able to obtain and maintain appropriate state laboratory licensure, and whether our information technology and reporting systems are adequately and securely integrated with those of Epic Sciences. We are also subject to the same risks with regards to the performance and delivery of Oncotype DX AR-V7 Nucleus Detect tests, given that Epic Sciences is a centralized CLIA laboratory performing such tests.

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

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1*	Form of Indemnification Agreement (incorporated by reference to exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated May 16, 2017).
10.2*	Genomic Health, Inc. Amended and Restated 2005 Stock Incentive Plan, as amended.
10.3*	Genomic Health, Inc. Employee Stock Purchase Plan, as amended.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1#	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
32.2#	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

GENOMIC HEALTH, INC.

Date: August 4, 2017	By:	/s/ Kimberly J. Popovits
Kimberly J. Popovits
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2017	By:	/s/ G. Bradley Cole
G. Bradley Cole
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

GENOMIC HEALTH, INC.

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Form of Indemnification Agreement (incorporated by reference to exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated May 16, 2017).
10.2*	Genomic Health, Inc. Amended and Restated 2005 Stock Incentive Plan, as amended.
10.3*	Genomic Health, Inc. Employee Stock Purchase Plan, as amended.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1#	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
32.2#	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*     Indicates management contract or compensatory plan or arrangement.

#In accordance with Item 601(b)(32)(ii) of Regulation S‑K and SEC Release No. 34‑47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10‑Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”). Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.