Form 10-Q
period 2017-09-30
GENOMIC HEALTH INC
filed 2017-11-09
CIK 1131324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 34,785,241 as of October 31, 2017.

GENOMIC HEALTH, INC.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

GENOMIC HEALTH, INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$43,019	$40,404
Short-term marketable securities	75,942	56,585
Accounts receivable (net of allowance for doubtful accounts; 2017—$3,599 2016—$4,508)	35,584	35,179
Prepaid expenses and other current assets	11,506	13,796
Total current assets	166,051	145,964
Property and equipment, net	47,411	45,688
Other assets	9,522	9,462
Total assets	$222,984	$201,114
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,475	$2,864
Accrued compensation and employee benefits	24,619	27,900
Accrued expenses and other current liabilities	11,116	10,180
Other current liabilities	212	231
Total current liabilities	44,422	41,175

Other liabilities	3,867	3,834
Commitments and contingencies
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	452,653	427,102
Accumulated other comprehensive (loss) income	(27)	1,198
Accumulated deficit	(247,824)	(242,088)
Treasury stock, at cost	(30,110)	(30,110)
Total stockholders’ equity	174,695	156,105
Total liabilities and stockholders’ equity	$222,984	$201,114

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Product revenues	$83,821	$82,136	$253,287	$244,916
Contract revenues	—	122	—	210
Total revenues	83,821	82,258	253,287	245,126
Operating expenses:
Cost of product revenues	13,433	13,425	40,904	45,177
Research and development	17,212	14,746	47,868	45,303
Selling and marketing	38,303	38,838	120,464	116,327
General and administrative	17,505	18,268	52,651	55,243
Total operating expenses	86,453	85,277	261,887	262,050
Loss from operations	(2,632)	(3,019)	(8,600)	(16,924)
Interest income	263	117	627	282
Gain on sale of equity securities	—	—	2,807	2,009
Other income (expense), net	340	(111)	792	(174)
Loss before income taxes	(2,029)	(3,013)	(4,374)	(14,807)
Income tax expense (benefit)	162	(193)	1,362	464
Net loss	$(2,191)	$(2,820)	$(5,736)	$(15,271)
Basic and diluted net loss per share	$(0.06)	$(0.08)	$(0.17)	$(0.46)
Shares used in computing basic and diluted net loss per share	34,675	33,391	34,373	33,141

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss	$(2,191)	$(2,820)	$(5,736)	$(15,271)
Other comprehensive Loss:
Unrealized gain (loss), net, on available-for-sale marketable securities, net of tax benefit of $0 for both the three and nine months ended September 30, 2017 and $349 for each of the three and nine months ended September 30, 2016, respectively	(1)	2,037	(98)	839
Reclassification adjustment for net gain on sale of equity securities included in net loss	—	—	(1,127)	(787)
Comprehensive loss	$(2,192)	$(783)	$(6,961)	$(15,219)

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Operating activities
Net loss	$(5,736)	$(15,271)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,573	6,654
Employee stock-based compensation	15,257	14,102
Write-off of previously capitalized software costs	76	2,600
Impairment of assets held for sale and long-lived assets	22	56
Gain on disposal of property and equipment	35	(158)
Outside director restricted stock awarded in lieu of fees	150	150
Gain on sale of equity securities	(2,807)	(2,009)
Deferred tax benefit from unrealized gain on available-for-sale marketable securities, net	820	—
Changes in assets and liabilities:
Accounts receivable	(405)	3,482
Prepaid expenses and other assets	2,139	(1,456)
Accounts payable	5,725	(1,970)
Accrued compensation and employee benefits	(3,281)	2,436
Accrued expenses and other liabilities	890	2,428
Deferred revenues	—	(403)
Net cash provided by operating activities	21,458	10,641
Investing activities
Purchases of property and equipment	(10,403)	(8,788)
Proceeds from sale of property and equipment	10	8
Purchases of marketable securities	(88,152)	(56,504)
Maturities of marketable securities	59,402	51,257
Proceeds from sales of marketable securities	10,155	5,117
Other investments	—	(6,100)
Net cash used in investing activities	(28,988)	(15,010)
Financing activities
Net proceeds from issuance of common stock under stock plans	14,685	9,105
Withholding taxes related to restricted stock units net share settlement	(4,540)	(3,270)
Net cash provided by financing activities	10,145	5,835
Net increase in cash and cash equivalents	2,615	1,466
Cash and cash equivalents at the beginning of period	40,404	32,533
Cash and cash equivalents at the end of period	$43,019	$33,999
Non-cash investing and financing activities
Accrued purchases of property and equipment	$1,381	$3,802
Change in fair value of equity investment	$—	$942

See accompanying notes.

GENOMIC HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. The Company had two wholly-owned subsidiaries at September 30, 2017: Genomic Health International Holdings, LLC, which was established in Delaware in 2010 and supports the Company’s international sales and marketing efforts; and Oncotype Laboratories, Inc., which was established in 2012, and is inactive. Genomic Health International Holdings, LLC has nine wholly-owned subsidiaries. The functional currency for the Company’s wholly-owned subsidiaries incorporated outside the United States is the U.S. dollar. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation and Use of Estimates

The accompanying interim period condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated balance sheet as of September 30, 2017, condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016, and condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2016 has been derived from audited financial statements, but it does not include certain information and notes required by GAAP for complete consolidated financial statements.

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

Certain reclassifications have been made to prior period amounts to conform to the current period presentation. For the three and nine months ended September 30, 2016, a reclassification of certain expenses from research and development to cost of product revenue was made in the condensed consolidated statements of operations to conform to the current period presentation.

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

From time to time, the Company receives requests for refunds of payments, generally due to overpayments made by third-party payors. Upon becoming aware of a refund request, the Company establishes an accrued liability for tests covered by the refund request until such time as the Company determines whether or not a refund is due. Accrued refunds were $201,000 and $487,000 at September 30, 2017 and December 31, 2016, respectively, and are included in accrued expenses and other current liabilities.

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

Allowance for Doubtful Accounts

The Company accrues an allowance for doubtful accounts against its accounts receivable based on estimates consistent with historical payment experience. Bad debt expense is included in general and administrative expense on the Company’s consolidated statements of operations. Accounts receivable are written off against the allowance when the appeals process is exhausted, when an unfavorable coverage decision is received or when there is other substantive evidence that the account will not be paid. The Company’s allowance for doubtful accounts as of September 30, 2017 and December 31, 2016 was $3.6 million and $4.5 million, respectively. Write-offs for doubtful accounts of $1.5 million and $4.5 million were recorded against the allowance during the three and nine months ended September 30, 2017, respectively, and write-offs of $1.5 million and $5.7 million were recorded against the allowance during the three and nine months ended September 30, 2016, respectively. Bad debt expense was $1.5 million and $3.1 million for the three and nine months ended September 30, 2017, respectively, and $1.6 million and $6.1 million for the three and nine months ended September 30, 2016, respectively.

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

During the nine months ended September 30, 2017, the Company sold its remaining shares of the common stock of Invitae Corporation for net proceeds of $10.2 million based on a cost of $6.28 per share, resulting in a realized gain of $2.8 million. There were no shares sold during the three months ended September 30, 2017. During the nine months ended September 30, 2016, the Company sold a portion of its shares of the common stock of Invitae Corporation for net proceeds of $5.1 million at the cost of $6.28 per share, resulting in a realized gain of $2.0 million. There were no shares sold during the three months ended September 30, 2016. This investment, which was accounted for under the cost method, was valued at $10.7 million at September 30, 2016. Unrealized gains or losses resulting from changes in the fair value of this investment were recorded in other comprehensive income until the securities are sold. During the nine months ended September 30, 2017 and 2016, $1.1 million and $787,000, respectively, of unrealized gain, net of tax of $821,000 and $448,000, respectively, related to the shares sold was reclassified out of accumulated other comprehensive income into earnings.

As of September 30, 2017 and December 31, 2016, respectively, all investments in marketable securities were classified as available-for-sale securities. These securities are carried at estimated fair value with unrealized gains and losses included in stockholders’ equity.

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

During the nine months ended September 30, 2017, and the year ended December 2016, the Company invested $1.4 million and $6.1 million, respectively, in the subordinated convertible promissory notes of a private company (see Note 4). On March 8, 2017, all of the Company’s investment in subordinated convertible promissory notes was converted into preferred stock of the private company representing approximately 9% of the private entity’s voting interests, at which time the Company estimated the fair value of the subordinated convertible promissory notes to be approximately $7.1 million. The preferred stock represents a variable interest in the investee. The Company has concluded it is not the primary beneficiary and thus has not consolidated the investee pursuant to the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810. The Company determined that the investment is an equity investment for which the Company does not have the ability to exercise significant influence. The Company will continue to assess its investment and future commitments to the investee and to the extent its relationship with the investee changes, may be required to consolidate the investee in future periods. The equity investments are accounted for using the cost method of accounting and recorded in other assets on the Company’s condensed consolidated balance sheets.

Derivative Financial Instruments

The Company hedges a portion of its foreign currency exposures related to outstanding monetary assets and liabilities using foreign currency forward contracts. The foreign currency forward contracts the Company uses to hedge the exposure are not designated as hedges, and as a result, changes in their fair value are recorded in other income (expense). There were no open foreign currency forward contracts at either September 30, 2017 or December 31, 2016.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and requires entities to recognize revenue when they transfer control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In addition, Topic 606 requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Topic 606 will be effective for the Company in the first quarter of 2018, with early adoption permitted beginning in the first quarter of 2017. The Company intends to adopt Topic 606 effective January 1, 2018. Topic 606 permits the use of either a retrospective or modified retrospective application. The Company intends to use the modified retrospective approach. The Company also plans to elect the practical expedient of applying the new guidance only to contracts that are not completed as of the date of initial application. Upon adoption, the Company will recognize the cumulative effect of adopting this guidance as an adjustment to its opening accumulated deficit balance. Prior periods will not be retrospectively adjusted.

The Company has prepared an initial assessment of the impact Topic 606 will have on its consolidated financial statements and related disclosures. The assessment included the analysis of the Company’s current portfolio of customer contracts, including a review of historical accounting policies and practices to identify potential differences in applying Topic 606. While the Company is continuing to assess all potential impacts, the initial assessment has resulted in the identification of potential accounting changes to the timing of revenue recognition from certain payors who are not currently accrual payors to be accelerated. In addition, certain amounts that were historically classified as bad debt expense will be considered an implicit price concession in determining the transaction price and therefore as a reduction in net revenues when historically these amounts were classified as bad debt expenses within general and administrative expenses. The Company is also in the process of completing the development of new processes to prepare for the adoption of and ongoing accounting under the new standard. These new processes include updating an existing information technology system and creating additional internal controls over financial reporting.

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

Note 2.  Net Loss Per Share

Basic net loss per share is calculated by dividing net loss for the period by the weighted-average number of common shares outstanding for the period without consideration of potential common shares. Diluted earnings per share is calculated using the weighted-average number of common shares outstanding including the dilutive effect of stock awards as determined under the treasury stock method. In periods when the Company has a net loss, stock awards are excluded from the calculation of diluted net loss per share as their inclusion would have an antidilutive effect.

The following potentially dilutive stock awards were excluded from the computation of diluted net loss per share for the periods presented because they would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Stock awards excluded from the computation	793	791	782	751

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis at either September 30, 2017 or December 31, 2016. The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016 by level within the fair value hierarchy:

	Actively Quoted	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance at
	Assets	Inputs	Inputs	September 30,
	Level 1	Level 2	Level 3	2017
	(In thousands)
As of September 30, 2017:
Assets
Money market deposits	$9,677	$—	$—	$9,677
Commercial paper	—	39,632	—	39,632
Corporate debt securities	—	36,310	—	36,310
Total	$9,677	$75,942	$—	$85,619

	Actively Quoted	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance at
	Assets	Inputs	Inputs	December 31,
	Level 1	Level 2	Level 3	2016
	(In thousands)
As of December 31, 2016:
Assets
Money market deposits	$13,198	$—	$—	$13,198
Commercial paper	—	32,421	—	32,421
Corporate debt securities	—	14,869	—	14,869
Corporate equity securities	—	9,295	—	9,295
Total	$13,198	$56,585	$—	$69,783

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

During the year ended December 31, 2016, the Company invested $6.1 million in subordinated convertible promissory notes of a private company. As of December 31, 2016, the Company estimated the fair value of the subordinated convertible promissory notes to be approximately $5.8 million, which is not included in the table above and recorded in other assets. The subordinated convertible promissory notes were classified as Level 3 as they are valued using unobservable inputs that are primarily based on the Company’s estimate of the fair value of the underlying preferred stock into which the notes are convertible. In March 2017, the subordinated convertible promissory notes were converted into preferred stock of the privately held company. The Company accounted for such preferred stock using the cost method of accounting and accordingly recorded such preferred stock in other assets on its condensed consolidated balance sheets. There was no change in the fair value of such preferred stock during the three months ended September 30, 2017.

All of the Company’s marketable securities are classified as available-for-sale. The following tables illustrate the Company’s available-for-sale marketable securities as of the dates indicated:

	September 30, 2017
	Cost or	Gross	Gross	Total
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Commercial paper	$39,637	$4	$(9)	$39,632
Corporate debt securities	36,333	—	(23)	36,310
Total	$75,970	$4	$(32)	$75,942

	December 31, 2016
	Cost or	Gross	Gross	Total
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Commercial paper	$32,350	$71	$—	$32,421
Corporate debt securities	14,868	3	(2)	14,869
Corporate equity securities	7,348	1,947	—	9,295
Total	$54,566	$2,021	$(2)	$56,585

The Company realized gains of $0 and $2.8 million on available-for-sale marketable securities for the three and nine months ended September 30, 2017, respectively, and $0 and $2.0 million for the three and nine months ended September 30, 2016, respectively.

All of the Company’s available-for-sale marketable securities had contractual maturities of one year or less as of September 30, 2017 and December 31, 2016.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company reviews the fair value of long-lived assets, which include property and equipment, intangible assets and investments in privately held companies, for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. During the three and nine months ended September 30, 2017, the Company wrote off $98,000 of previously capitalized equipment and software development costs. During the three and nine months ended September 30, 2016, the Company wrote off $2.6 million of previously capitalized software development costs related to a project for enhanced report delivery due to delay and scope change. The impairment charge related to the write off is included in selling and marketing expenses.

Note 4. Collaboration and Commercial Technology Licensing Agreements

The Company has entered into a variety of collaboration and specimen transfer agreements relating to its development efforts. The Company recorded collaboration expenses of $4.3 million and $6.2 million for the three and nine months ended September 30, 2017, respectively, and $1.4 million and $3.9 million for the three and nine months ended September 30, 2016, respectively, relating to license and option fees and services provided in connection with these agreements. In addition to these expenses, some of the agreements contain provisions for royalties from inventions resulting from the collaborations.

The Company is a party to various agreements under which it licenses technology on a non-exclusive basis in the field of human diagnostics. Access to these licenses enables the Company to process its Oncotype tests. While certain agreements contain provisions for fixed annual payments, license fees are generally calculated as a percentage of product revenues, with rates that vary by agreement and may be tiered, and payments that may have annual minimum or maximum amounts. The Company recognized costs recorded under these agreements totaling $68,000 and $258,000 for the three and nine months ended September 30, 2017, respectively, and $95,000 and $5.2 million for the three and nine months ended September 30, 2016, respectively, which were included in cost of product revenues. The decrease in costs for these agreements for the nine months ended September 30, 2017 compared to the same period in 2016, was primarily due to the satisfaction of certain royalty payment obligations. On October 28, 2016, the Company provided notice of termination of a license agreement with Roche Molecular Systems, Inc. (“Roche”), whereby the Company non-exclusively licensed from Roche a number of U.S. patents claiming nucleic acid amplification processes known as polymerase chain reaction (“PCR”), homogeneous polymerase chain reaction, and reverse transcription polymerase chain reaction (“RT-PCR”). The effective date of the termination was November 27, 2016. The Company believes it has satisfied all obligations to make royalty payments to Roche.

In June 2016, the Company entered into a collaboration agreement with Epic Sciences, Inc. (“Epic Sciences”), under which the Company was granted exclusive rights to commercialize in the United States a test developed by Epic Sciences, which test we refer to as Oncotype DX AR-V7 Nucleus Detect. The Company has primary responsibility, in accordance with applicable laws and regulations, for marketing and promoting the test, order fulfillment, billing and collections of receivables, customer support, and providing order management systems for Oncotype DX AR-V7 Nucleus Detect. Epic Sciences is responsible for performing test analysis, performing studies, including analytic and clinical validation studies, and seeking Medicare coverage from the Centers for Medicare and Medicaid Services (“CMS”) for the test at a certain minimum rate. The collaboration agreement has a term of 10 years, unless terminated earlier under certain circumstances. As of September 30, 2017, the Company had invested $7.5 million in subordinated convertible promissory notes of Epic Sciences that converted into shares of Epic Sciences’ preferred stock in March 2017. The subordinated convertible promissory notes had been recognized at fair value, which the Company believed was approximately $7.1 million while the difference of $375,000 has been deferred and will be recognized as additional cost of future expected purchases of Oncotype DX AR-V7 Nucleus Detect tests, which the Company believes will be at a discount to fair value as of September 30, 2017. Upon achievement of an additional milestone, the Company has agreed to invest an additional $2.5 million in Epic Sciences’ preferred stock. Future revenues generated from sales of Oncotype DX AR-V7 Nucleus Detect will be shared by the Company and Epic Sciences in accordance with the terms of the collaboration agreement. Additional terms of the agreement include the Company’s obligation to pay Epic Sciences $4.0 million in cash upon achievement of certain additional milestones.

In September 2017, the Company entered into an exclusive license and development agreement with Biocartis N.V. (“Biocartis”), a molecular diagnostics company based in Belgium, to develop and commercialize an in vitro diagnostic (“IVD”) version of the Oncotype DX breast cancer test on Biocartis' Idylla platform that can be performed locally by laboratory partners and in hospitals around the world. Under the terms of the license and development agreement, the Company has an exclusive, worldwide, royalty-bearing license to develop and commercialize an IVD version of the Oncotype DX breast cancer tests on Biocartis’ Idylla platform, and an option to expand the collaboration to include additional tests in oncology and urology. The Company has primary responsibility for developing, validating and obtaining regulatory authorizations and registrations for IVD Oncotype DX tests to be performed on the Idylla platform. The Company is also responsible for manufacturing and commercialization activities with respect to such tests. Pursuant to the license and development agreement, the Company recorded a one-time upfront license and option fee of €2.8 million, or $3.2 million, which is included in research and development expenses in the three and nine months ended September 30, 2017. Additional terms of the license and development agreement include the Company’s obligation to pay Biocartis an aggregate of €6.5 million in cash upon achievement of certain future milestones, a future equity investment in Biocartis’ ordinary shares in the amount of €4.0 million to be completed no later than December 31, 2017, if requested by Biocartis, and royalties based primarily on the future sales volume of the Company’s tests performed on the Idylla platform.

Note 5. Commitments and Contingencies

Lease Obligations

The Company has entered into non-cancellable operating leases for laboratory and office facilities. Rental expense under operating lease agreements was $1.6 million and $4.7 million for the three and nine months ended September 30, 2017, respectively, and $1.6 million and $4.1 million for the three and nine months ended September 30, 2016, respectively.

Future non‑cancelable commitments under these operating leases at September 30, 2017 were as follows:

Annual
Payments
(In thousands)
Years Ending December 31,
2017 (remainder of year)	$1,310
2018	5,961
2019	6,748
2020	7,077
2021	4,823
2022 and thereafter	5,117
Total minimum payments	$31,036

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

Note 6. Stock-Based Compensation

On September 8, 2005, the Board of Directors approved the 2005 Stock Incentive Plan (the “2005 Plan”), which was later approved by the Company’s stockholders. Pursuant to the 2005 Plan, stock options, restricted shares, stock units, including restricted stock units (“RSU”s), and stock appreciation rights may be granted to employees, consultants, and outside directors of the Company. Options granted may be either incentive stock options or nonstatutory stock options. The Company initially reserved 5,000,000 shares of common stock for issuance under the 2005 Plan, effective upon the closing of the Company’s initial public offering on October 4, 2005. On June 8, 2009, the Company’s stockholders approved an amendment to the 2005 Plan to increase the shares reserved for issuance under the 2005 Plan by 3,980,000 shares. The amended and restated plan also extends the term under which awards may be granted under the 2005 Plan until January 27, 2019. On June 11, 2015, the Company’s stockholders approved an amendment to the amended and restated 2005 Plan to increase the shares reserved for issuance under the 2005 Plan by 1,500,000 shares. On June 9, 2016, the Company’s stockholders approved an amendment to the amended and restated 2005 Plan to increase the shares reserved for issuance under the 2005 Plan by 1,500,000 shares. On June 15, 2017, the Company’s stockholders approved an amendment to the amended and restated 2005 Plan to increase the shares reserved for issuance under the 2005 Plan by 1,500,000 shares.

Stock Options

A summary of the stock option activity under the 2005 Plan for the nine months ended September 30, 2017 is as follows:

	Number of	Weighted-Average
	Shares	Exercise Price
	(In thousands)
Balance at December 31, 2016	3,606	$25.07
Options granted	727	$28.09
Options exercised	(569)	$20.95
Options forfeited	(72)	$28.12
Options expired	(4)	$20.08
Balance at September 30, 2017	3,688	$26.24
Exercisable at September 30, 2017	2,479	$25.33
Vested and expected to vest at September 30, 2017	3,604	$26.20

Restricted Stock Units

A summary of the RSU activity under the 2005 Plan for the nine months ended September 30, 2017 is as follows:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
	(In thousands)
Balance at December 31, 2016	871	$28.42
RSUs granted	572	$28.24
RSUs vested	(367)	$28.59
RSUs cancelled	(90)	$28.30
Balance at September 30, 2017	986	$28.26

Restricted Stock in Lieu of Directors’ Fees

Outside members of the Company’s Board of Directors may elect to receive fully-vested restricted stock in lieu of cash compensation for services as a director. During the nine months ended September 30, 2017, the Company issued

4,820 shares of restricted stock to outside directors, with a grant date fair value of $150,000 and a weighted-average grant date fair value of $31.09 per share.

Employee Stock Purchase Plan

A total of 1,250,000 shares of common stock have been reserved for issuance under the Employee Stock Purchase Plan (“ESPP”). On June 15, 2017, the Company’s stockholders approved an amendment to the ESPP to increase the shares reserved for issuance under the ESPP by 1,250,000 shares and, 1,472,746 shares were available for issuance as of September 30, 2017. Shares are issued twice yearly at the end of each offering period. During the nine months ended September 30, 2017, 106,847 shares of common stock were issued under the ESPP. As of September 30, 2017, there was $229,000 of unrecognized compensation expense related to the ESPP, which is expected to be recognized over a period of two months.

Employee Stock-Based Compensation Expense

Share-based compensation expense recognized and included in the condensed consolidated statements of operations and comprehensive income (loss) was allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Cost of product revenues	$187	$155	$548	$501
Research and development	1,378	1,108	4,209	3,596
Selling and marketing	1,325	1,359	4,315	4,234
General and administrative	2,065	2,091	6,185	5,771
Total	$4,955	$4,713	$15,257	$14,102

Note 7. Segment Information

The Company operates in one business segment, which primarily focuses on the development and global commercialization of genomic based clinical laboratory services that analyze the underlying biology of cancer, allowing physicians and patients to make individualized treatment decisions. The Company’s Oncotype DX breast, colon and prostate cancer tests have similar economic and other characteristics, including the nature of the products and production processes, type of customers, distribution methods and regulatory environment. As of September 30, 2017, the majority of the Company’s product revenues have been derived from sales of one product, the Oncotype DX breast cancer test.

The following table summarizes total revenue from customers by geographic region. Product revenues are attributed to countries based on ship-to location.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
United States	$70,881	$70,163	$213,878	$210,302
Outside of the United States	12,940	12,095	39,409	34,824
Total revenues	$83,821	$82,258	$253,287	$245,126

Note 8. Income Taxes

The Company recognized income tax expense of $162,000 and $1.4 million for the three and nine months ended September 30, 2017 respectively, and income tax benefit of $193,000 and income tax expense of $464,000 for the three and nine months ended September 30, 2016, respectively, which was computed using the “discrete” (or “cut-off”) method. The income tax expense or income tax benefit for the three and nine months ended September 30, 2017 and

September 30, 2016 was primarily comprised of the intraperiod tax allocation of the deferred tax impact for available-for-sale marketable securities and foreign income tax expense.

Based on all available objective evidence, the Company believes that it is still more likely than not that its net deferred tax assets will not be fully realized. Accordingly, the Company maintains a valuation allowance against all of its net deferred tax assets as of both September 30, 2017 and December 31, 2016. The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

The Company had $2.3 million and $2.1 million of unrecognized tax benefits at September 30, 2017 and December 31, 2016, respectively. The Company does not anticipate a material change to its unrecognized tax benefits over the next 12 months that would affect its effective tax rate. Unrecognized tax benefits may change during the next 12 months for items that arise in the ordinary course of business.

Accrued interest and penalties related to unrecognized tax benefits are recognized as part of the Company’s income tax provision in its condensed consolidated statements of operations. The statute of limitations remains open for the years 2001 through 2017 in U.S. federal and state jurisdictions, and for the years 2011 through 2017 in foreign jurisdictions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward looking statements. These are statements that relate to future periods and include statements about our expectation that, for the foreseeable future, a significant amount of our revenues will be derived from our Oncotype DX invasive breast cancer test; the factors that may impact our financial results; our ability to achieve sustained profitability; our business strategy and our ability to achieve our strategic goals; our expectations regarding product revenues and the sources of those revenues; the amount of future revenues that we may derive from Medicare patients or categories of patients; our belief that we may become more dependent on Medicare reimbursement in the future; our plans to pursue reimbursement on a case-by-case basis; our ability, and expectations as to the amount of time it will take, to achieve reimbursement from third-party payors and government insurance programs for new indications of tests, new tests or in new markets; the potential impact of changes in reimbursement levels for our tests; our expectations regarding our international expansion and opportunities; the potential effects of foreign currency exchange rate fluctuations and our efforts to hedge such effects; our beliefs with respect to the benefits and attributes of our tests or tests we may seek to develop or collaborate on in the future; the factors we believe drive demand for our tests and our ability to sustain or increase such demand; our success in increasing patient and physician demand as a result of our direct sales approach and our salesforces’ capacity to sell our tests; plans for, and the timeframe for the development or commercial launch of future tests, test enhancements or new technologies; the factors that we believe will drive reimbursement and the establishment of coverage policies; the capacity of our clinical reference laboratory to process tests and our expectations regarding capacity; our dependence on collaborative relationships to develop tests and the success of those relationships; whether any tests will result from our collaborations or license agreements; the applicability of clinical results to actual outcomes; our estimates and assumptions with respect to disease incidence and potential market opportunities; the occurrence, timing, outcome or success of clinical trials or studies; our expectations regarding timing of the announcement or publication of research results; the benefits of our technology platform; the economic benefits of our tests to the healthcare system; the ability of our tests to impact treatment decisions; our beliefs regarding our competitive position; our expectations regarding new and future technologies, including next generation sequencing and non-invasive test technology, and their potential benefits; our belief that multi gene analysis provides superior analytical information; our beliefs regarding the benefits of genomic analysis in various patient populations; our expectations regarding our research and development, general and administrative and sales and marketing expenses and our anticipated uses of our funds; our expectations regarding capital expenditures; our ability to comply with the requirements of being a public company; our expectations regarding future levels of bad debt expense and billing and collections fees; our ability to attract and retain experienced personnel; the adequacy of our product liability insurance; our anticipated cash needs and our estimates regarding our capital requirements; our expected future sources of cash; our compliance with federal, state and foreign regulatory requirements; the potential impact resulting from the regulation of our tests by the U.S. Food and Drug Administration, or FDA, and other similar non-U.S. regulators; our belief that our tests are properly regulated under the Clinical Laboratory Improvement Amendments of 1988, or CLIA; the impact of new or changing policies, regulation or legislation, or of judicial decisions, on our business and reimbursement for our tests; the impact of seasonal fluctuations on our business; our belief that we have taken reasonable steps to protect our intellectual property; the impact of changing interest rates; our beliefs regarding unrecognized tax benefits or our valuation allowance; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; the impact of the economy on our business, patients and payors; and anticipated trends and challenges in our business and the markets in which we operate.

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

In January 2004, we launched our first Oncotype DX test, which is used to predict the likelihood of cancer recurrence and the likelihood of chemotherapy benefit in early stage invasive breast cancer patients. In January 2010, we launched our second Oncotype DX test, the first multigene expression test developed to assess risk of recurrence in stage II colon cancer patients. In late December 2011, we made Oncotype DX available for patients with DCIS, a pre-invasive form of breast cancer. In June 2012, we extended our offering of the Oncotype DX colon cancer test to patients with stage III disease treated with oxaliplatin-containing adjuvant therapy. In May 2013, we launched our Oncotype DX prostate cancer test, which is used to predict disease aggressiveness in men with low and intermediate risk disease. In July 2017, the Oncotype DX AR-V7 Nucleus Detect test for men with metastatic castration-resistant prostate cancer, or mCPRC, became commercially available as part of a clinical utility program. As of October 31, 2017, the list price of our Oncotype DX breast cancer tests in the United States was $4,620, the list price of our Oncotype DX colon cancer test was $4,420, the list price of our Oncotype DX prostate cancer test was $4,520, the list price of our Oncotype SEQ Liquid Select test was $5,800 and the list price of the Oncotype DX AR-V7 Nucleus Detect test was $3,950. The substantial majority of our historical revenues have been derived from the sale of Oncotype DX breast cancer tests ordered by physicians in the United States.

For the three and nine months ended September 30, 2017, more than 31,580 and 94,710 Oncotype test reports were delivered for use in treatment planning, compared to more than 29,990 and 88,560 test reports delivered for the same periods in 2016. All of our internally-developed tests are conducted at our clinical reference laboratory in Redwood City, California. Our clinical reference laboratory processing capacity is currently approximately 150,000 tests annually, and has significant expansion capacity with incremental increases in laboratory personnel and equipment. The Oncotype DX breast, colon, and prostate cancer tests analyze different genes. However, all of the tests are based on a similar Oncotype DX reverse transcription polymerase chain reaction, or RT-PCR, platform and require both histology and pathology assessments. We believe that we currently have sufficient capacity to process current demand for our tests.

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

We depend upon third-party payors, both public and private, to provide reimbursement for our tests. Accordingly, we have and expect to continue to focus substantial resources on obtaining and maintaining reimbursement coverage from third-party payors. Sales of our tests in the United States and other countries are dependent upon the coverage decisions and reimbursement policies established by government healthcare programs and private health insurers. Market acceptance of our tests has and will continue to depend upon the ability to obtain an appropriate level of coverage for, and reimbursement from, third-party payors for our tests. We have had Medicare coverage for our Oncotype DX invasive breast cancer test since 2006 and for our Oncotype DX colon cancer test since 2011. In October 2015, we obtained Medicare coverage for our Oncotype DX prostate cancer test for patients with low and very-low risk as defined by National Comprehensive Cancer Network, or NCCN, guidelines. Under the terms of the coverage determination for our prostate cancer test, reimbursement is limited to tests ordered by physicians who agree to participate in a Certification Training Registry and to provide certain information about Medicare beneficiaries who receive our test, also referred to as Coverage with Data Development, or CDD. In August 2017, Palmetto GBA, a Medicare Administrative Contractor that processes Medicare claims and sets Medicare coverage and payment policies for certain tests performed by our laboratory, issued its final local coverage determination, or LCD, recommending Medicare coverage for use of our prostate cancer test in qualified patients with favorable intermediate-risk prostate cancer. Effective October 2017, Palmetto expanded their reimbursement coverage of our Oncotype DX prostate cancer test to include qualified patients with favorable intermediate-risk prostate cancer.

On December 16, 2015, Palmetto informed us that they believe it was appropriate to establish a unique identifier code and independent coverage for the Oncotype DX DCIS test. We have obtained a unique identifier code for the Oncotype DX DCIS test, and we submitted to Palmetto additional validation and clinical utility data generated since its previous decision in May 2013, to cover the Oncotype DX DCIS test for all qualified Medicare patients with DCIS breast cancer. On January 19, 2017, Palmetto announced that it would cover the Oncotype DX DCIS test under a new LCD with CDD, for services furnished beginning March 6, 2017.

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

In August 2017, Palmetto issued its final LCD, recommending Medicare coverage for use of our prostate cancer test in qualified patients with favorable intermediate-risk prostate cancer. Effective October 2017, Palmetto expanded their reimbursement coverage of our Oncotype DX prostate cancer test to include qualified patients with favorable intermediate-risk prostate cancer.

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

Commercial Collaborations

In June 2016, we entered into a collaboration agreement with Epic Sciences, Inc., or Epic Sciences, under which we have been granted exclusive distribution rights to commercialize Oncotype DX AR-V7 Nucleus Detect in the United States. Oncotype DX AR-V7 Nucleus Detect is performed by Epic Sciences in its centralized laboratory in San Diego, California, which is accredited under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and certified by the College of American Pathologists, or CAP. This blood-based test detects the V7 variant of the androgen receptor, or AR, protein in the nucleus of circulating tumor cells, and provides information to help guide treatment selection in patients with metastatic castration-resistant prostate cancer, or mCRPC. In January 2017, investigators from Memorial Sloan Kettering Cancer Center and Epic Sciences published findings in European Urology, that only nuclear localization of AR-V7 protein in CTCs from mCRPC patient blood samples is predictive of therapeutic benefit. Previous work by the same team, reported in JAMA Oncology, demonstrated that nuclear localized AR-V7 protein in CTCs was predictive of a 76% reduction of risk of death for mCRPC patients who received taxane chemotherapy versus Androgen Receptor Signaling inhibitors. We began making Oncotype DX AR-V7 Nucleus Detect available through a clinical utility program in July 2017. We believe that this collaboration is complementary to our product development efforts for our Oncotype SEQ tests and allows us to leverage our commercial channel in a way that we believe may generate growth across our business in the United States. We may also pursue additional collaboration opportunities that are intended to complement our expanding product portfolio.

In September 2017, we entered into an exclusive license and development agreement with Biocartis N.V., or Biocartis, a molecular diagnostics company based in Belgium, to develop and commercialize an in vitro diagnostic, or IVD, version of the Oncotype DX breast cancer test on Biocartis' Idylla platform that can be performed locally by laboratory partners and in hospitals around the world. The Idylla platform offers a unique solution in the localization of complex molecular diagnostics. Using the sample-to-answer, real-time PCR-based cartridge of the Idylla platform, we intend to enable local pathology labs to generate Oncotype DX breast recurrence score results. Under the terms of the license and development agreement, we have an exclusive, worldwide, royalty-bearing, license to develop and commercialize an IVD version of our Oncotype DX breast cancer test on Biocartis’ Idylla platform, and an option to expand the collaboration to include additional tests in oncology and urology. We have primary responsibility for developing, validating and registering IVD tests to be performed on the Idylla platform, and are also responsible for manufacturing and commercialization activities with respect to such tests.

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

Next Generation Sequencing

We have selected NGS to be our primary technology for future biomarker discovery and utilize NGS for Oncotype SEQ Liquid Select. We will further utilize NGS for clinical development and product implementation in tandem with our existing RT-PCR based approach. NGS technologies parallelize the sequencing process, producing thousands or millions of sequences at once, and are intended to provide nucleic acid sequence information at lower cost than standard methods. We have created proprietary methods for NGS of, fixed paraffin-embedded, or FPE, tissue nucleic acids, and created bioinformatics programs and infrastructure for data storage and analysis. We have also explored the combination and superimposition of certain whole transcriptome derived RNA information (such as standardized expression and univariate biomarker direction of association) on genomic information to reveal the genomic landscapes of cancers. Employing NGS methods, we have also demonstrated feasibility for fusion transcript and mutation detection in RNA from FPE tissue samples and copy number aberration and structural variation mutations in DNA from FPE samples.

Advanced Information Technology

We have developed computer programs to automate our RT-PCR and NGS assay processes. We have also developed and optimized laboratory information management systems to track our gene-specific reagents, instruments, assay processes and the data generated. Similarly, we have automated data analysis, storage and process quality control. We use statistical methods to optimize and monitor assay performance and to analyze data from our development studies. We are investigating methods to further automate our workflow. In addition, we have begun investing in informatics infrastructure that incorporates a high-performance computer cluster, both locally and cloud based, to analyze and store large NGS genomic data sets.

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

We periodically monitor the financial position of our significant third-party payors, which include Medicare and managed care companies. As of the date of this report, we do not expect the current economic environment to have a material negative impact on our ability to collect payments from third-party payors in the foreseeable future. We believe the economic environment and changes in the healthcare system continued to impact product payment cycles, growth in tests delivered and product revenue generated during the three and nine months ended September 30, 2017. We intend to continue to assess the impact of the economic environment on our business activities. If the economic environment does not improve or deteriorates, our business including our patient population, government and third-party payors and our distributors and suppliers could be negatively affected, resulting in a negative impact on our product revenues.

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

Changes in Medicare Administrative Contractor (MAC) services

On a five-year rotational basis, Medicare requests bids for its regional MAC services. In September 2013, the claims processing function for our jurisdiction transitioned from Palmetto GBA, to our current MAC, Noridian. Palmetto GBA under their MolDx Program is continuing to establish coverage, coding and reimbursement policies for molecular diagnostic tests performed in our jurisdiction, including our tests, which is not subject to the same five-year rotation as for regional MAC services. The elimination of the MolDx Program or a change in the administrator of that program could impact the current coverage or payment rates for our existing tests and our ability to obtain Medicare coverage for products for which we do not yet have coverage or any products we may launch in the future, or delay payments for our tests.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, management evaluates its significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates. Estimates are assessed each period and updated to reflect current information. A summary of our critical accounting policies is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to our critical accounting policies during the three and nine months ended September 30, 2017, other than the adoption of Accounting Standards Update (“ASU”) 2016-09 described below.

Results of Operations

Three and Nine Months Ended September 30, 2017 and 2016

We recognized a net loss of $2.2 million and $5.7 million for the three and nine months ended September 30, 2017, respectively, compared to a net loss of $2.8 million and $15.3 million for the three and nine months ended September 30, 2016, respectively. On a basic and diluted per share basis, net loss per share was $0.06 and $0.17 for the three and nine months ended September 30, 2017, respectively, compared to net loss per share of $0.08 and $0.46 for the three and nine months ended September 30, 2016, respectively. We may incur net losses in future periods due to future spending and fluctuations in our business, and we may not achieve or maintain sustained profitability in the future.

Revenues

We derive our revenues primarily from product sales and, in some periods, from contract research arrangements. We operate in one industry segment. As of September 30, 2017, the substantial majority of our product revenues have been derived from the sale of our Oncotype DX breast cancer test. Payors are billed upon generation and delivery of test results to the ordering physician. Product revenues are recorded on a cash basis unless a contract or arrangement to pay is in place with the payor at the time of billing and collectability is reasonably assured.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Product revenues	$83,821	$82,136	$253,287	$244,916
Contract revenues	—	122	—	210
Total revenues	$83,821	$82,258	$253,287	$245,126
Period over period dollar increase in product revenues	$1,685		$8,371
Period over period percentage increase in product revenues	2%		3%

The period over period increase in product revenues resulted, in part, from increased adoption. Test volume increased by 5% and 7% for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016. Of the growth in test volume, approximately 3% and 4%, respectively, was from breast cancer tests delivered worldwide.

International product revenues were $12.9 million, or 15%, and $39.4 million or 16% of product revenues for the three and nine months ended September 30, 2017, respectively, compared to $12.1 million, or 15%, of product revenues and $34.8 million, or 14%, of product revenues for the three and nine months ended September 30, 2016, respectively.

Approximately $60.2 million, or 72%, and $180.3 million, or 71%, of product revenues for the three and nine months ended September 30, 2017, respectively, were recognized on an accrual basis at the time the test results were delivered, compared to $57.5 million, or 70%, and $173.4 million, or 71%, of product revenues for the three and nine months ended September 30, 2016, respectively. For all periods, the balance of product revenues was recognized upon cash collection as payments were received. The timing of recognition of revenues related to third-party payments may cause fluctuations in product revenues from period to period.

Product revenues related to Medicare patients for the three and nine months ended September 30, 2017 were $19.9 million, or 24%, and $58.3 million, or 23%, of product revenues, respectively, compared to $17.3 million, or 21%, and $52.3 million, or 21%, of product revenues for the three and nine months ended September 30, 2016, respectively. There were no other third-party payors comprising product revenues of 10% or more for those periods.

Cost of Product Revenues

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Tissue sample processing costs	$13,178	$13,175	$40,098	$39,512
Stock-based compensation	187	155	548	501
Total tissue sample processing costs	13,365	13,330	40,646	40,013
License fees	68	95	258	5,164
Total cost of product revenues	$13,433	$13,425	$40,904	$45,177
Period over period dollar increase in tissue sample processing costs	$3		$586
Period over period percentage increase in tissue sample processing costs	-%		1%

Cost of product revenues includes the cost of materials, direct labor, equipment and infrastructure expenses associated with processing tissue samples (including sample accessioning, histopathology, anatomical pathology, paraffin extraction, RT-PCR, quality control analyses and shipping charges to transport tissue samples) and license fees. Infrastructure expenses include allocated facility occupancy and information technology costs. Costs associated with performing our tests are recorded as tests are processed. Costs recorded for tissue sample processing represent the cost of all the tests processed during the period regardless of whether revenue was recognized with respect to that test. Historically, royalties for licensed technology calculated as a percentage of product revenues and fixed annual payments relating to the launch and commercialization of Oncotype tests were recorded as license fees in cost of product revenues at the time product revenues are recognized or in accordance with other contractual obligations. For the nine months ended September 30, 2017, the decrease in license fees is primarily due to the satisfaction of certain royalty payment obligations for the license of PCR patents under a license agreement with Roche Molecular Systems, Inc. In previous periods, license fees were generally calculated as a percentage of product revenues. As a result of the termination of the Roche license agreement, we expect license fees expense to be consistent with the levels recognized during the three and nine months ended September 30, 2017, which are significantly less than amounts recognized in the first three quarters of 2016.

Tissue sample processing costs increased $3,000 for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. This increase was primarily due to a $645,000 increase in personnel-related expenses due to increased headcount and a $418,000 increase in materials and reagents, primarily due to an increase in test volume, partially offset by a $1.1 million increase of net cost allocations including allocations to align certain customer service-related costs with sales and marketing. Tissue sample processing costs increased $586,000 for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. This increase was primarily due to an increase of $1.4 million in personnel-related expenses due to increased headcount and a $1.8 million increase in materials and reagents, primarily due to an increase in test volume, partially offset by a $3.0 million increase of net cost allocations including allocations to align certain customer service-related costs with sales and marketing. We expect the cost of product revenues may increase in future periods to the extent we process more tests.

Research and Development Expenses

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Personnel-related expenses	$8,355	$7,385	$26,688	$24,752
Stock-based compensation	1,378	1,108	4,209	3,596
Collaboration expenses	3,865	1,015	5,372	2,891
Reagents and laboratory supplies	665	622	2,659	1,571
Allocated information technology, facilities and other costs	1,536	3,163	4,647	7,395
Other costs	1,413	1,453	4,293	5,098
Total research and development expenses	$17,212	$14,746	$47,868	$45,303
Period over period dollar increase	$2,466		$2,565
Period over period percentage increase	17%		6%

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

The $2.5 million, or 17%, increase in research and development expenses for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily due to a $2.9 million increase in collaboration expense, a $1.0 million increase in personnel-related expenses and a $270,000 increase in stock-based compensation expense partially offset by a $1.6 million decrease in allocated information technology, facilities and other costs. The $1.6 million decrease is primarily due to a $1.1 million decrease in post-implementation projects for our enterprise resource planning system completed in 2016, as well as a $547,000 increase in research and development support allocated out to other functional areas.

The $2.6 million, or 6% increase in research and development expenses for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to a $2.5 million increase in collaboration expenses, a $1.9 million increase in personnel-related expenses, a $1.1 million increase in reagents and laboratory supplies and a $613,000 increase in stock-based compensation expense partially offset by a $2.7 million decrease in allocated information technology, facilities and other costs and an $805,000 decrease in other costs. The $2.7 million decrease in allocated information technology, facilities and other costs is primarily due to a $594,000 decrease in post-implementation projects for our enterprise resource planning system completed in 2016, as well as a $2.0 million increase in research and development support allocated out to other functional areas.

The $2.9 million and $2.5 million increase in collaboration expenses for the three and nine months ended September 30, 2017, respectively, was primarily attributable to a $3.2 million one-time upfront license and option fee under the exclusive license and development agreement with Biocartis.

We expect our research and development expenses to increase in future periods due to increased investment in our new product pipeline for breast, colon, prostate and other cancers, along with increased investment in our proprietary liquid platforms.

Selling and Marketing Expenses

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Personnel-related expenses	$19,391	$19,303	$61,226	$60,280
Stock-based compensation	1,325	1,359	4,315	4,234
Promotional and marketing materials	3,293	3,864	11,413	11,981
Travel, meetings and seminars	3,533	3,512	11,990	12,127
Collaboration expenses	447	347	787	980
Allocated information technology, facilities and other costs	9,259	6,783	27,521	20,992
Other costs	1,055	3,670	3,212	5,733
Total selling and marketing expenses	$38,303	$38,838	$120,464	$116,327
Period over period dollar increase (decrease)	$(535)		$4,137
Period over period percentage increase (decrease)	(1)%		4%

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

The $535,000, or 1%, decrease in selling and marketing expenses for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily due to a $2.6 million decrease in other costs and a $571,000 decrease in promotional and marketing materials partially offset by a $2.5 million increase in allocated information technology, facilities and other costs primarily associated with the realignment of core business functions.

The $4.1 million, or 4%, increase in selling and marketing expenses for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to a $6.5 million increase in allocated information technology, facilities and other costs primarily associated with the realignment of core business functions and a $946,000 increase in personnel-related expenses offset by a $2.5 million decrease in other costs, a $568,000 decrease in promotional and marketing materials, a $193,000 decrease in collaboration expenses and a $137,000 decrease in travel, meetings and seminars.

We expect selling and marketing expenses will increase in future periods due to our efforts to establish adoption of and reimbursement for our new products, continued investment in our global commercial infrastructure and increases in our sales force and incurring other expenses to support the growth of our business.

General and Administrative Expenses

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Personnel-related expenses	$12,756	$14,440	$39,424	$42,418
Stock-based compensation	2,065	2,091	6,185	5,771
Occupancy and equipment expenses	8,331	7,525	24,665	21,771
Billing and collection fees	2,877	2,524	9,015	8,554
Bad debt expense	1,512	1,597	3,111	6,096
Professional fees and other expenses	2,549	2,954	8,293	7,895
Information technology, facilities and other cost allocations	(12,585)	(12,863)	(38,042)	(37,262)
Total general and administrative expenses	$17,505	$18,268	$52,651	$55,243
Period over period dollar decrease	$(763)		$(2,592)
Period over period percentage decrease	(4)%		(5)%

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

The $763,000 or 4%, decrease in general and administrative expenses for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily due to a $1.7 million decrease in personnel-related expenses and a $405,000 decrease in professional fees and other expenses offset by an $806,000 increase in occupancy and equipment expenses, a $353,000 increase in billing and collection fees and a $278,000 decrease in information technology, facilities and other costs allocated to other functional areas. Of the $1.7 million decrease in personnel-related expenses,  $1.5 million was attributable to decreases in contract labor and consulting expenses due to completing post-implementation projects for our enterprise resource planning system in 2016 and $320,000 was attributable to decreases in bonus expenses.

The $2.6 million, or 5%, decrease in general and administrative expenses for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to a $3.0 million decrease in personnel-related expenses, a $3.0 million decrease in bad debt expense driven by improved cash collections and decreased bad debt reserves and a $780,000 increase in information technology, facilities and other costs allocated to other functional areas offset by a $2.9 million increase in occupancy and equipment expenses driven by increased software license expenses and facility expansion, a $461,000 increase in billing and collection fees, a $414,000 increase in stock-based compensation and a $398,000 increase in professional fees and other expenses. Of the $3.0 million decrease in personnel-related expenses, $3.7 million was attributable to decreases in contract labor and consulting expenses, primarily due to completing post-implementation projects for our enterprise resource planning system implementation in 2016, and $254,000 was attributable to decreases in bonus expenses, partially offset by increases of $1.0 million attributable to higher salaries, benefits and related expenses.

We expect general and administrative expenses to increase in future periods as we hire additional staff and incur other expenses to support the growth of our business, and to the extent we spend more on billing and collections fees and bad debt expense.

Interest Income

Interest income was $263,000 and $627,000 for the three and nine months ended September 30, 2017, respectively, compared to $117,000 and $282,000 for the three and nine months ended September 30, 2016, respectively. We expect our interest income will remain nominal if the current low interest rate environment continues.

Gain on sale of equity securities

For the three and nine months ended September 30, 2017, we realized gain on sale of equity securities of $0 and $2.8 million, respectively, in connection with the sale of our common stock of Invitae Corporation, or Invitae. For the three and nine months ended September 30, 2016, we realized gain on sale of equity securities of $0 and $2.0 million, respectively, in connection with the sale of our common stock of Invitae. As of September 30, 2017, we had sold all of our remaining shares of common stock of Invitae.

Other Income (Expense), Net

Other income, net was $340,000 and $792,000 for the three and nine months ended September 30, 2017, respectively, compared to other expense, net of $111,000 and $174,000 for the three and nine months ended September 30, 2016, respectively. Other income, net for the three and nine months ended September 30, 2017 was primarily related to $340,000 and $764,000 of net foreign currency gains, respectively. Other expense, net for the three and nine months ended September 30, 2016 was primarily related to $118,000 and $201,000 of net foreign currency losses, respectively, resulting from valuation adjustments to our international accounts receivable balance. We expect other income (expense), net to continue to fluctuate based on fluctuations in exchange rates that impact our foreign currency transaction gains and losses.

Income Tax Expense (Benefit)

We recognized income tax expense of $162,000 and $1.4 million for the three and nine months ended September 30, 2017, respectively, which was computed using the “discrete” (or “cut-off”) method. The income tax expense for the three and nine months ended September 30, 2017 was primarily comprised of the intraperiod tax allocation of the deferred tax impact for available-for-sale marketable securities and foreign income tax expense.

We recognized an income tax benefit of $193,000 and income tax expense of $464,000 for the three and nine months ended September 30, 2016, respectively, which was computed using the “discrete” (or “cut-off”) method. The income tax benefit or expense for the three and nine months ended September 30, 2016 was primarily comprised of the intraperiod tax allocation of the deferred tax impact for available-for-sale marketable securities and foreign income tax expense.

Based on all available objective evidence, management believes that it is still more likely than not that our net deferred tax assets will not be fully realized. Accordingly, we maintain a valuation allowance against all of our net deferred tax assets as of both September 30, 2017 and December 31, 2016. We will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of our deferred tax assets.

Liquidity and Capital Resources

As of September 30, 2017, we had an accumulated deficit of $247.8 million. We may incur net losses in the future, and we cannot provide assurance as to when, if ever, we will achieve sustained profitability. We expect that our research and development expenses, selling and marketing expenses and general and administrative expenses will increase in future periods and, as a result, we will need to continue to generate significant product revenues to achieve sustained profitability.

	September 30,	December 31,
	2017	2016
	(in thousands)
Cash, cash equivalents and short-term marketable securities	$118,961	$96,989
Working capital	121,629	104,789

Sources (Uses) of Liquidity

Historically we have financed our operations primarily through sales of our equity securities and cash received in payment for our tests. At September 30, 2017, we had cash, cash equivalents and short-term investments of $119.0 million compared to $97.0 million at December 31, 2016. The $22.0 million increase was attributable to an increase in cash generated from operations, sales of marketable securities, and net sales proceeds from the issuance of common stock under our 2005 Stock Incentive Plan, partially offset by investments in the growth of our business, including research and development, global expansion, and activities related to reimbursement coverage of our tests. In accordance with our investment policy, available cash is invested in short-term and long-term, low-risk, investment-grade debt instruments. Our cash and marketable securities are held in a variety of interest-bearing instruments including money market accounts and high-grade commercial paper and corporate bonds.

Accounts Receivable

At September 30, 2017 and December 31, 2016, $35.6 million, or 16%, and $35.2 million, or 17%, respectively, of our total assets consisted of accounts receivable. The $400,000 increase in accounts receivable from December 31, 2016 to September 30, 2017 was primarily attributable to increased revenue. Days sales outstanding, or DSO, is a measure of the average number of days it takes for us to collect our accounts receivable, calculated from the date that tests are billed. At September 30, 2017 and December 31, 2016, our weighted average DSOs were 63 days and 71 days, respectively. The timing of our billing and cash collections may also cause fluctuations in our monthly DSOs and accounts receivable.

The following tables summarize accounts receivable by payor mix at September 30, 2017 and December 31, 2016:

	September 30, 2017
		% of		31 - 60	61 - 90	91 - 120	121 to 180	Over 180
	Total	Total	Current	Days	Days	Days	Days	Days
	(In thousands)
Managed care and other	$34,055	87%	$12,284	$5,193	$2,829	$2,471	$2,526	$8,752
Medicare	5,128	13	4,551	202	92	74	60	149
Total	39,183	100%	$16,835	$5,395	$2,921	$2,545	$2,586	$8,901
Allowance for doubtful accounts	(3,599)
Net accounts receivable	$35,584

	December 31, 2016
		% of		31 - 60	61 - 90	91 - 120	121 to 180	Over 180
	Total	Total	Current	Days	Days	Days	Days	Days
	(In thousands)
Managed care and other	$30,209	76%	$12,061	$5,108	$2,298	$1,792	$2,608	$6,342
Medicare	9,478	24	6,043	997	119	281	511	1,527
Total	39,687	100%	$18,104	$6,105	$2,417	$2,073	$3,119	$7,869
Allowance for doubtful accounts	(4,508)
Net accounts receivable	$35,179

Cash Flows

The following table summarizes our cash flow activities:

	2017	2016
	(In thousands)
For the nine months ended September 30,
Cash provided by (used in):
Operating activities	$21,458	$10,641
Investing activities	(28,988)	(15,010)
Financing activities	10,145	5,835
Capital expenditures (included in investing activities above)	$(10,403)	$(8,788)

Cash Provided by Operating Activities

Cash provided by operating activities was $21.5 million for the nine months ended September 30, 2017 and consisted primarily of net loss of $5.7 million adjusted for non-cash items of $24.9 million, gain on sale of equity securities of $2.8 million and $5.1 million related to changes in operating assets and liabilities.

Cash provided by operating activities was $10.6 million for the nine months ended September 30, 2016 and consisted primarily of net loss of $15.3 million, adjusted for non-cash items of $23.4 million, gain on sale of equity securities of $2.0 million and $4.5 million related to changes in operating assets and liabilities.

Cash Used in Investing Activities

Cash used in investing activities for the nine months ended September 30, 2017 was $29.0 million, consisting of $28.8 million net purchases of marketable securities and $10.4 million in capital expenditures related to the expansion of our business offset by $10.2 million of proceeds from sales of marketable securities.

Cash used by investing activities for the nine months ended September 30, 2016 was $15.0 million, consisting of $8.9 million in capital expenditures related to the expansion of our business, $6.1 million in other investments related to our collaboration agreement with Epic Sciences and $5.2 million of net purchases of marketable securities offset by $5.1 million in sales of marketable securities.

Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2017 was $10.1 million, consisting primarily of $14.7 million of proceeds from the issuance of our common stock upon the exercise of stock options offset by $4.5 million of cash paid for tax withholdings related to net share settlements of RSUs.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, we had no material off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and requires entities to recognize revenue when they transfer control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In addition, Topic 606 requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Topic 606 will be effective for us in the first quarter of 2018, with early adoption permitted beginning in the first quarter of 2017. We intend to adopt Topic 606 effective January 1, 2018. Topic 606 permits the use of either a retrospective or modified retrospective application. We intend to use the modified retrospective approach. We also plan to elect the practical expedient of applying the new guidance only to contracts that are not completed as of the date of initial application. Upon adoption, we will recognize the cumulative effect of adopting this guidance as an adjustment to our opening accumulated deficit balance. Prior periods will not be retrospectively adjusted.

We have prepared an initial assessment of the impact Topic 606 will have on our consolidated financial statements and related disclosures. The assessment included the analysis of our current portfolio of customer contracts, including a review of historical accounting policies and practices to identify potential differences in applying Topic 606. While we are continuing to assess all potential impacts, the initial assessment has resulted in the identification of potential accounting changes to the timing of revenue recognition from certain payors who are not currently accrual payors to be accelerated. In addition, certain amounts that were historically classified as bad debt expense will be considered an implicit price concession in determining the transaction price and therefore as a reduction in net revenues when historically these amounts were classified as bad debt expenses within general and administrative expenses. We are also in the process of completing the development of new processes to prepare for the adoption of and ongoing accounting under the new standard. These new processes include updating an existing information technology system and creating additional internal controls over financial reporting.

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

At September 30, 2017, we had cash, cash equivalents and short-term marketable securities of $119.0 million. We currently do not utilize derivative financial instruments to hedge interest rate exposure. The securities in our investment portfolio are classified as available-for-sale securities and are, due to their short-term nature, subject to minimal interest rate risk. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels at September 30, 2017, the impact on the fair value of these securities or our cash flows or income would not be material.

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

We recognized net foreign currency gains of $340,000 and $764,000 for the three and nine months ended September 30, 2017 compared to net foreign exchange transaction losses of $118,000 and $201,000 for the three and nine months ended September 30, 2016. The functional currency of our wholly-owned subsidiaries is the U.S. dollar, so we are not currently subject to gains and losses from foreign currency translation of the subsidiary financial statements. In September 2017, we entered into forward contracts to mitigate the impact of adverse movements in foreign exchange rates related to the remeasurement of monetary assets and liabilities and hedge our foreign currency exchange rate exposure. Although the impact of currency fluctuations on our financial results has been immaterial in the past, there can be no guarantee that the impact of currency fluctuations related to our international activities will not be material in the future.

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

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the third quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS.

Risks Relating to our Business and Business Strategy

We have a history of net losses, we may incur net losses in the future, and we expect to continue to incur significant expenses to develop and market our tests, which may make it difficult for us to achieve sustained profitability.

We have historically incurred substantial net losses. From our inception in August 2000 through September 30, 2017, we had an accumulated deficit of $247.8 million. We expect to continue to invest in our product pipeline, including our current Oncotype DX and Oncotype SEQ Liquid Select tests and future Oncotype SEQ and cancer burden monitoring products, and in our global commercial infrastructure, our laboratory operations, next generation sequencing, or NGS, and other technology. For the three and nine months ended September 30, 2017, our research and development expenses were $17.2 million and $47.9 million, respectively, and our selling and marketing expenses were $38.3 million and $120.5 million, respectively. We expect our expense levels to continue to increase for the foreseeable future as we seek to globally expand the clinical utility of our Oncotype DX breast and prostate cancer tests, drive adoption of and reimbursement for our Oncotype DX colon cancer and prostate cancer tests and develop and/or commercialize new tests, including Oncotype SEQ Liquid Select and Oncotype DX AR-V7 Nucleus Detect. As a result, we will need to generate significant growth in revenues in order to achieve sustained profitability. Our failure to achieve increased revenue or sustained profitability in the future could cause the market price of our common stock to decline.

If third‑party payors, including managed care organizations and Medicare, do not provide reimbursement, breach, rescind or modify their contracts or reimbursement policies or delay payments for our tests, or we are unable to successfully renegotiate reimbursement contracts, our commercial success could be compromised.

Physicians and patients might not order our tests unless third‑party payors, such as managed care organizations as well as government payors such as Medicare and Medicaid and governmental payors outside of the United States, pay a substantial portion of the test price. Reimbursement by a payor may depend on a number of factors, including a payor’s determination that tests using our technologies are not experimental or investigational, and that they are medically necessary, cost-effective, supported by peer-reviewed publications and included in clinical practice guidelines. There is uncertainty concerning third-party payor reimbursement of any test incorporating new technology, including tests developed using our Oncotype platform.

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

We have obtained Medicare reimbursement coverage for our prostate cancer test for low and very-low risk patients effective October 2015 and for intermediate risk patients in October 2017. However, we may not be able to obtain Medicare reimbursement coverage for our prostate cancer test for further types of patients with different risk profiles or obtain other third-party payor reimbursement for patients with colon or prostate cancer or with N+ breast cancer patients that is similar to the coverage we have obtained for our invasive breast cancer test for N-, ER- patients. We believe that it may take several years to achieve reimbursement with a majority of third-party payors for our tests. If we fail to establish broad adoption of and reimbursement for all of our tests and any future tests we may develop, our reputation could be harmed and our future prospects and our business could suffer.

Under the terms of the coverage determinations for our Oncotype DX prostate cancer test, coverage for the test is limited to tests ordered by physicians who agree to participate in a Certification and Training Registry, or CTR, and to provide certain information about Medicare beneficiaries who receive our test. If physicians do not timely submit necessary information as part of participating in the CTR, the timeframe in which we are reimbursed and recognize revenue for those tests may be accordingly delayed and negatively affect our results of operations.

Changes in payment rates may result in delays receiving payments and a related increase in accounts receivable balances as payors update their billing systems to reflect the changes. Additionally, on a five-year rotational basis, Medicare requests bids for its regional MAC services. In September 2013, the claims processing function for our jurisdiction transitioned from Palmetto to Noridian Healthcare Solutions, although coverage and payment rate determinations for our tests remain with Palmetto at this time through the MolDx Program. Future changes in the MAC may affect our ability to obtain Medicare coverage and reimbursement for products for which we have coverage, for products for which we do not yet have coverage or for any products we may launch in the future or delay payments.

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

Reimbursement on behalf of patients covered by Medicare accounted for 24% and 23% of our product revenues for the three and nine months ended September 30, 2017, respectively, and 21% for the three and nine months ended September 30, 2016. Accounts receivable on behalf of patients directly covered by Medicare represented 13% and 24% of our total accounts receivable at September 30, 2017 and December 31, 2016, respectively. While there were no other third-party payors representing 10% or more of our product revenues for these periods, there have been in the past, and may be in the future, other payors accounting for 10% or more of our product revenues. Because the majority of stage II and stage III colon cancer patients and prostate cancer patients in the United States are age 65 and over, and thus eligible for Medicare, we may become more dependent on Medicare reimbursement in the future. It is possible that Medicare or other third-party payors that provide reimbursement for our tests may suspend, revoke or discontinue coverage at any time, may require co-payments from patients, or may reduce the reimbursement rates payable to us. Any such action could have a negative impact on our revenues.

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

Effective January 1, 2018, for Medicare beneficiaries who were hospital outpatients at the time the tumor tissue samples were obtained, Genomic Health may bill for the test when it is performed after the outpatient encounter.

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

As part of our business strategy, we may pursue acquisitions of complementary businesses and assets, as well as technology licensing arrangements or other collaborations. We also may pursue strategic alliances that leverage our core technology and industry experience to expand our product offerings or distribution, or make investments in other companies. We have in the past and may in the future experience losses related to the recognition of our portion of the net losses of equity method investees, and we may in the future experience impairment losses related to our investments in companies if we determine that the value of an investment is impaired. Losses related to our investments in other companies could have a material negative effect on our results of operations. We have no experience with respect to acquiring other companies and limited experience with respect to the formation of strategic alliances and joint ventures. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any future acquisitions by us also could result in significant write‑offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. Integration of an acquired company also may require management resources that otherwise would be available for ongoing development of our existing business. We may not identify or complete these transactions in a timely manner, on a cost‑effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance, joint venture or investment. Additionally, although we are not currently a majority investor in any other company, we cannot guarantee that a company in whom we invest in the future will not be considered a variable interest entity, or VIE, under relevant accounting standards and guidance. If an entity in which we invest is determined to be a VIE, we may have to consolidate that entity’s financial results with ours, and such consolidation could have a negative effect on our financial results.

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

We receive a portion of our revenues and pay a portion of our expenses in currencies other than the U.S. dollar, such as the Euro, the Swiss franc, the British pound and the Canadian dollar. As a result, we are at risk from exchange rate fluctuations between such foreign currencies and the U.S. dollar, which could affect our results of operations. For the three and nine months ended September 30, 2017, approximately 9% of our product revenues came from foreign denominated currencies. If the U.S. dollar strengthens against foreign currencies, as it had during 2016, the translation of these foreign currency denominated transactions will result in decreased revenues and operating expenses and increased net losses. We may not be able to offset adverse foreign currency impact with increased revenues. In September 2017, we entered into forward contracts to mitigate the impact of adverse movements in foreign exchange rates related to the remeasurement of monetary assets and liabilities and hedge our foreign currency exchange rate exposure. Even with this hedging strategy in place to mitigate foreign currency risk, it may not completely eliminate our exposure to foreign exchange rate fluctuations.

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

In the ordinary course of our business, we and our third-party billing and collections provider collect and store sensitive data, including legally protected health information, credit card information, personally identifiable information about our employees, customers and patients, intellectual property, and our proprietary business information and that of our customers, payors and collaboration partners. We manage and maintain our applications and data utilizing a combination of on‑site systems, managed data center systems and cloud‑based data center systems. These applications and data encompass a wide variety of business-critical information including research and development information, commercial information and business and financial information. We face four primary risks relative to protecting this critical information, including loss of access risk, inappropriate disclosure risk and inappropriate modification risk combined with the risk of our being able to identify and audit our controls over the first three risks.

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

As of September 30, 2017, we have entered into exclusive distribution agreements for the sale of our tests with distributors covering more than 90 countries. We may enter into other similar arrangements to distribute our tests in other countries in the future. We intend to continue to grow our business internationally, and to do so we may need to attract additional distributors to expand the territories in which we sell our tests. Distributors may not commit the necessary resources to market and sell our tests to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to enter into arrangements with distributors to market our tests in particular geographic areas, we may not realize long‑term international revenue growth. In addition, our revenue from distributors could be negatively impacted as a result of changes in business cycles, business or economic conditions, reimbursement rates, changes in foreign currency exchange rates that make our tests more expensive in our distributors’ local currencies or other factors that could affect their ability to pay us for tests on a timely basis or at all.

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

We compete in a rapidly evolving and highly competitive industry, and there are a number of private and public companies that offer products or have conducted research to profile genes and gene expression in breast, colon and prostate cancer, including companies such as Agendia Inc., BioTheranostics, Exact Sciences, Inc. GenomeDx Biosciences Inc., Hologic Inc., Myriad Genetics Inc. (and its Sividon Diagnostics subsidiary), NanoString Technologies Inc., NeoGenomics, Inc., Novartis AG, and Qiagen N.V. As we expand our research, development and commercialization efforts into the liquid biopsy and pan-cancer clinical diagnostics market, we face competition from companies such as Danaher Corporation (and its Cepheid, Inc. subsidiary), Foundation Medicine, Grail, Guardant Health, MDxHealth, Metamark, Inc., and Natera Inc. A number of other companies have announced their intention to enter the liquid biopsy market, and we currently believe that the barrier for entry into this business is low compared to profiling genes and gene expression in cancers, primarily due to wider adoption of NGS technologies. Historically, our principal competition for our Oncotype tests has also come from existing diagnostic methods used by pathologists and oncologists, and traditional diagnostic methods can be difficult to change or supplement. We also face competition from commercial laboratories with strong distribution networks for diagnostic tests, such as Laboratory Corporation of America Holdings and Quest Diagnostics Incorporated. Other potential competitors include companies that develop diagnostic tests such as Roche Diagnostics, a division of Roche Holding, Ltd, and Siemens AG, as well as other companies and academic and research institutions.

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

ITEM 5. OTHER INFORMATION

On November 6, 2017, the Company’s Board of Directors adopted amendments to the Genomic Health Inc. Severance Plan for Executive Management (the “Severance Plan”), and the sub-plan to the Severance Plan applicable to equivalent employees of our international subsidiaries.  Pursuant to the amendments to the Severance Plan, (1) the target annual cash bonus is included in the calculation of any change in control severance benefit for Severance Plan participants, (2) the cash portion of the change in control severance benefit for the Company’s Chief Executive Officer (CEO), Chief Financial Officer (CFO), Chief Legal Officer (CLO), and Chief Business and Product Development Officer (CBO) is increased as follows: (a) from 200% of base salary to 250% of base salary plus target annual cash bonus with respect to the CEO; and (b) from 150% of base salary to 250% of base salary plus target annual cash bonus with respect to the CFO, CLO and CBO, (3) the period following a change in control of the Company in which a Severance Plan participant must be subject to a qualifying termination of employment in order to be eligible for severance benefits is extended from one year to 18 months, and (4) performance-based equity awards are subject to acceleration and vesting in the event of a qualifying termination in connection with a change in control.

The foregoing is only a summary of the amendments to the Severance Plan, and is qualified in its entirety by reference to the Severance Plan, as amended, which will be filed as an Exhibit to the Company’s Annual Report on Form 10-K for fiscal year 2017.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1*	Genomic Health, Inc. Deferred Compensation Plan.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1#	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
32.2#	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

GENOMIC HEALTH, INC.

Date: November 9, 2017	By:	/s/ Kimberly J. Popovits
Kimberly J. Popovits
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2017	By:	/s/ G. Bradley Cole
G. Bradley Cole
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)