Form 10-Q
period 2018-03-31
GENOMIC HEALTH INC
filed 2018-05-09
CIK 1131324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 35,380,653 as of April  30, 2018.

GENOMIC HEALTH, INC.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

GENOMIC HEALTH, INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$42,085	$45,518
Short-term marketable securities	88,302	84,057
Accounts receivable (net of allowance for doubtful accounts; 2018—$2,636, 2017—$3,884)	46,567	31,161
Prepaid expenses and other current assets	14,035	13,524
Total current assets	190,989	174,260
Property and equipment, net	40,824	46,440
Other assets	11,126	10,917
Total assets	$242,939	$231,617
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,744	$156
Accrued compensation and employee benefits	21,913	24,953
Accrued expenses and other current liabilities	11,648	14,084
Other current liabilities	343	323
Total current liabilities	38,648	39,516

Other liabilities	3,899	3,810
Commitments and contingencies
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	466,424	464,637
Accumulated other comprehensive loss	(148)	(294)
Accumulated deficit	(235,777)	(245,945)
Treasury stock, at cost	(30,110)	(30,110)
Total stockholders’ equity	200,392	188,291
Total liabilities and stockholders’ equity	$242,939	$231,617

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Product revenues	$92,625	$83,979
Operating expenses:
Cost of product revenues	18,733	13,672
Research and development	16,807	14,874
Selling and marketing	41,755	41,507
General and administrative	19,718	16,751
Total operating expenses	97,013	86,804
Loss from operations	(4,388)	(2,825)
Interest income	417	158
Gain on sale of equity securities	—	2,807
Unrealized gain on equity securities	127	—
Other income, net	309	95
Income (loss) before income taxes	(3,535)	235
Income tax expense	240	1,041
Net loss	$(3,775)	$(806)
Basic and diluted net loss per share	$(0.11)	$(0.02)
Shares used in computing basic and diluted net loss per share	35,198	34,009

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net loss	$(3,775)	$(806)
Other comprehensive loss:
Unrealized loss, net, on available-for-sale marketable securities, net of tax of $0 for both of the quarters ended March 31, 2018 and 2017	(34)	(94)
Reclassification adjustment for net gain on sale of equity securities included in net loss	—	(1,126)
Comprehensive loss	$(3,809)	$(2,026)

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Operating activities
Net loss	$(3,775)	$(806)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,155	2,407
Employee stock-based compensation	5,186	5,105
Write-off of previously capitalized software costs	2,368	—
Impairment of long-lived assets	2,154	—
Gain on disposal of property and equipment	—	35
Outside director restricted stock awarded in lieu of fees	50	50
Gain on sale of equity securities	—	(2,807)
Unrealized gain on revaluation of equity investment	(127)	—
Accretion of discount on convertible promissory note	(62)	—
Deferred tax benefit from unrealized gain on available-for-sale marketable securities, net	—	820
Changes in assets and liabilities:
Accounts receivable	(1,283)	586
Prepaid expenses and other assets	(786)	722
Accounts payable	4,591	2,218
Accrued compensation and employee benefits	(3,040)	(8,791)
Accrued expenses and other liabilities	(2,151)	1,231
Net cash provided by operating activities	6,280	770
Investing activities
Purchases of property and equipment	(2,236)	(5,144)
Proceeds from sale of property and equipment	—	10
Purchases of marketable securities	(24,043)	(20,599)
Maturities of marketable securities	20,019	13,250
Proceeds from sales of marketable securities	—	10,155
Net cash used in investing activities	(6,260)	(2,328)
Financing activities
Proceeds from issuance of common stock under stock plans	1,152	6,069
Withholding taxes related to restricted stock units net share settlement	(4,601)	(4,136)
Net cash (used in) provided by financing activities	(3,449)	1,933
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,429)	375
Cash, cash equivalents and restricted cash at the beginning of period	45,708	40,585
Cash, cash equivalents and restricted cash at the end of period	$42,279	$40,960
Non-cash investing and financing activities
Accrued purchases of property and equipment	$533	$2,486
Change in fair value of investment	$200	$—

See accompanying notes.

GENOMIC HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

The Company

Genomic Health, Inc. (the “Company”) is a global healthcare company that provides actionable genomic information to personalize cancer treatment decisions. The Company develops and globally commercializes genomic based clinical laboratory services that analyze the underlying biology of cancer, allowing physicians and patients to make individualized treatment decisions. The Company was incorporated in Delaware in August 2000. The Company’s first product, the Oncotype DX breast cancer test, was launched in 2004 and is used for early stage invasive breast cancer patients to predict the likelihood of breast cancer recurrence and the likelihood of chemotherapy benefit. In January 2010, the Company launched its second product, the Oncotype DX colon cancer test, which is used to predict the likelihood of colon cancer recurrence in patients with stage II disease. The tests for invasive breast and colon cancers result in a quantitative score referred to as a Recurrence Score. In December 2011, the Company made Oncotype DX available for patients with ductal carcinoma in situ (“DCIS”), a pre-invasive form of breast cancer. This test provides a DCIS Score that is used to predict the likelihood of local recurrence. In June 2012, the Company began offering the Oncotype DX colon cancer test for use in patients with stage III disease treated with oxaliplatin containing adjuvant therapy. In May 2013, the Company launched the Oncotype DX prostate cancer test, which provides a Genomic Prostate Score (“GPS”) to predict disease aggressiveness in men with low risk prostate cancer and to improve treatment decisions for prostate cancer patients, in conjunction with the Gleason score, or tumor grading. In July 2017, the Oncotype DX AR-V7 Nucleus Detect test, for men with metastatic castration-resistant prostate cancer (“mCRPC”) became commercially available as part of a clinical utility program.

Principles of Consolidation

The accompanying condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. The Company had two wholly-owned subsidiaries at March 31, 2018: Genomic Health International Holdings, LLC, which was established in Delaware in 2010 and supports the Company’s international sales and marketing efforts; and Oncotype Laboratories, Inc., which was established in 2012, and is inactive. Genomic Health International Holdings, LLC has eight wholly-owned subsidiaries. The functional currency for the Company’s wholly-owned subsidiaries incorporated outside the United States is the U.S. dollar. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation and Use of Estimates

The accompanying interim period condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated balance sheet as of March 31, 2018, condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2018 and 2017, and condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2017 has been derived from audited financial statements, but it does not include certain information and notes required by GAAP for complete consolidated financial statements.

The preparation of financial statements in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures in the Company’s condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

The accompanying interim period condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

During the first quarter of 2018, the Company adopted new accounting guidance related to revenue recognition, accounting for financial instruments and presentation of restricted cash in the statement of cash flows, each of which is described below. There have been no other significant changes in the Company’s accounting policies during the three months ended March 31, 2018 as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended December 31, 2017.

The Company recast prior period consolidated statement of cash flows to conform with the adoption of the new accounting guidance related to presentation of restricted cash in the statement of cash flows as described below.

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. To determine revenue recognition for the arrangements that the Company determines are within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. See Note 2 for further discussion on Revenues.

Concentration of Risk

The Company is subject to credit risk from its portfolio of cash equivalents and marketable securities. The Company invests in money market funds through a major U.S. bank and is exposed to credit risk in the event of default by the financial institution to the extent of amounts recorded on the consolidated balance sheets. The Company invests in short term, investment grade debt instruments and by policy limits the amount in any one type of investment, except for securities issued or guaranteed by the U.S. government. Under its investment policy, the Company limits amounts invested in such securities by credit rating, maturity, industry group, investment type and issuer, except for securities issued by the U.S. government. The Company is not exposed to any significant concentrations of credit risk from these financial instruments. The goals of the Company’s investment policy, in order of priority, are as follows: safety and preservation of principal and diversification of risk; liquidity of investments sufficient to meet cash flow requirements; and a competitive after tax rate of return.

The Company is also subject to credit risk from its accounts receivable related to its product sales. The majority of the Company’s accounts receivable arise from product sales in the United States. Reimbursement on behalf of patients covered by Medicare accounted for 26% of the Company’s product revenues for the three months ended March 31, 2018 and 24% for the three months ended March 31, 2017. Accounts receivable on behalf of patients directly covered by Medicare represented 15% and 23% of the Company’s total accounts receivable at March 31, 2018 and December 31, 2017, respectively. No other third party payor represented more than 10% of the Company’s product revenues or accounts receivable balances for these periods.

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

Prior to January 1, 2018, if the equity method did not apply, investments in privately held companies determined to be equity securities were accounted for using the cost method. As discussed below, on January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which changed the way it accounts for non-marketable securities. The Company adjusts the carrying value of its non-marketable equity securities for changes from observable transactions for identical or similar investments of the same issuer, less impairment. All gains and losses on non-marketable equity securities, realized and unrealized, are recognized in other income (expense), net.

Investments in privately held companies determined to be debt securities are accounted for as available-for-sale or held-to-maturity securities, in accordance with the applicable accounting guidance for such investments.

During the years ended December 31, 2017 and 2016, the Company invested $1.4 million and $6.1 million, respectively, in the subordinated convertible promissory notes of Epic Sciences, Inc. (“Epic Sciences”). See Note 6, “Collaboration and Commercial Technology Licensing Agreements,” for additional information regarding the terms of this investment. On March 8, 2017, all of the Company’s investment in subordinated convertible promissory notes were converted into preferred stock of Epic Sciences representing approximately 9% of Epic Sciences’ voting interests, at which time the Company estimated the fair value of the subordinated convertible promissory notes to be approximately $7.1 million. The preferred stock represents a variable interest in the investee. The Company has concluded it is not the primary beneficiary and thus has not consolidated the investee pursuant to the requirements of FASB ASC 810,  Consolidation. The Company will continue to assess its investment and future commitments to the investee and to the extent its relationship with the investee changes, may be required to consolidate the investee in future periods. The Company determined that the investment is an equity investment for which the Company does not have the ability to exercise significant influence. Prior to the adoption of ASU 2016-01, the Company accounted for such preferred stock using the cost method of accounting and accordingly recorded such preferred stock in other assets. There were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the preferred stock during the remainder of the year ended December 31, 2017. On January 1, 2018, the Company adopted ASU No. 2016-01 which changed the way it accounts for non-marketable equity securities. The Company adjusts the carrying value of its non-marketable equity securities for changes from observable transactions for identical or similar investments of the same issuer, less impairment. All gains and losses on non-marketable equity securities, realized and unrealized, are recognized in other income (expense), net. As of March 31, 2018, the carrying value of the preferred stock of Epic Sciences was $7.1 million. There were no realized or unrealized gains or losses recognized during the three months ended March 31, 2018.

During the year ended December 31, 2017, the Company invested $2.0 million in a convertible promissory note of Cleveland Diagnostics, Inc. (“Cleveland Diagnostics”). See Note 6, “Collaboration and Commercial Technology Licensing Agreements,” for additional information regarding the terms of this investment. The investment in the convertible promissory note represents a variable interest in the investee. The Company has concluded it is not the primary beneficiary and thus has not consolidated the investee pursuant to the requirements of FASB ASC 810. The Company determined that it does not have the ability to exercise significant influence over the investee company. The Company will continue to assess its investment and future commitments to the investee and to the extent its relationship with the investee changes, may be required to consolidate the investee in future periods.

Derivative Financial Instruments

The Company hedges a portion of its foreign currency exposures related to outstanding monetary assets and liabilities using foreign currency forward contracts. The foreign currency forward contracts the Company uses to hedge the exposure are not designated as hedges, and as a result, changes in their fair value are recorded in other income (expense). As of March 31, 2018 and December 31, 2017, the Company had foreign currency contracts with notional amounts of $20.6 million and $16.1 million, respectively.

Impairment of Long Lived Assets

The Company reviews long lived assets, which include property and equipment, intangible assets and investments in privately held companies, for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. For property and equipment and intangible assets, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using undiscounted cash flows. For investments in non-marketable equity securities, evidence of impairment might include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. If the fair value of the investment is determined to be less than the carrying value, the asset is written down to its fair value. During the three months ended March 31, 2018, the Company wrote off $2.2 million and $2.4 million of previously capitalized equipment and software development costs, respectively, due to disposal activities. See Note 11, “Restructuring Costs” for additional information regarding the disposal activities. There was no impairment recorded during the three months ended March 31, 2017.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  Topic 606 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and requires entities to recognize revenue when they transfer control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018. The Company recorded an increase to opening accounts receivable, net, and a reduction to opening accumulated deficit of $14.1 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact related to certain payors who were not accrual payors. See Note 2 for additional information.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU changes accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, it clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The Company adopted the ASU as of January 1, 2018 using the modified retrospective method for marketable equity securities and the prospective method for non-marketable equity securities. The Company recorded a reduction to accumulated deficit of $180,000 as of January 1, 2018 due to the cumulative impact of adopting the ASU, with the impact related to unrealized loss of Biocartis N.V. (“Biocartis”) common stock at December 31, 2017. The Company has elected to use the measurement alternative for its non-marketable equity securities, defined as cost adjusted for changes from observable transactions for identical or similar investments of the same issuer, less impairment. The adoption of ASU 2016-01 increases the volatility of other income (expense), net, as a result of the remeasurement of the Company’s equity securities.

In November 2016, the FASB issued ASU Nos. 2016-15 and 2016-18 amending the presentation of restricted cash within the statement of cash flows. The guidance requires that restricted cash be included within cash and cash equivalents on the statement of cash flows. The ASU became effective retrospectively for reporting periods beginning after December 15, 2017. The Company adopted these standards effective January 1, 2018.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Topic 842 generally requires entities to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. Topic 842 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, and there are certain optional practical expedients that an entity may elect to apply. Full retrospective application is prohibited and early adoption by public entities is permitted. The Company is currently evaluating the impact that the adoption of Topic 842 will have on its consolidated financial statements and related disclosures.

Note 2.  Revenues

Adoption of ASC Topic 606, Revenue from Contracts with Customers

On January 1, 2018,  the Company adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018.  Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605. See Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for the Company’s revenue recognition policy under Topic 605.

The Company recorded a one-time increase to opening accounts receivable, net, and a reduction to opening accumulated deficit of $14.1 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact related to certain payors who were not accrual payors.

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on the Company’s condensed consolidated balance sheet and statement of operations as of and for the three months ended March 31, 2018 was as follows:

	Three Months Ended
	March 31, 2018
	As Reported	Balance Without Adoption of ASC 606	Adjustments
		(In thousands)
Income statement
Revenues:
Product revenues	$92,625	$94,040	$(1,415)
Operating expenses:
General and administrative	19,718	20,742	(1,024)
Net loss	(3,775)	(3,384)	(391)

Balance sheet
Assets:
Accounts receivable, net	46,567	32,778	13,789
Equity:
Accumulated deficit	(235,777)	(249,509)	13,732

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The estimated uncollectible amounts that were historically classified as bad debt expense are now generally considered implicit price concessions that are a direct reduction to accounts receivable rather than allowance for doubtful accounts.

The majority of the Company’s historical product revenues have been derived from the sale of its Oncotype DX breast cancer test. For product revenues, the Company estimates the amount of consideration it expects to be entitled to receive in exchange for providing services based on its historical collection experience using a portfolio approach as a practical expedient to account for patient contracts as collective groups rather than individually. The Company’s performance obligations are satisfied at one point in time when test reports are delivered. The Company also provides services to patients with whom the Company does not have contracts as defined in Topic 606. The Company recognizes revenue for these patients when contracts as defined in Topic 606 are established at the amount of consideration to which it expects to be entitled or when the Company receives substantially all of the consideration subsequent to the performance obligations being satisfied.

The following table presents the Company’s product revenues disaggregated by revenue source:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Invasive breast cancer test	$84,551	$78,058
Prostate cancer test	5,840	3,350
Other	2,234	2,571
Total product revenues	$92,625	$83,979

Contract revenues are generally derived from studies conducted with biopharmaceutical and pharmaceutical companies. The specific methodology for revenue recognition is determined on a case-by-case basis according to the facts and circumstances applicable to a given contract. The Company typically uses an input method that recognizes revenue based on the Company’s efforts to satisfy the performance obligation relative to the total expected inputs to the satisfaction of that performance obligation. Advance payments received in excess of revenues recognized are classified as deferred revenue until such time as the revenue recognition criteria have been met.

Note 3.  Net Loss Per Share

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

The following potentially dilutive stock awards were excluded from the computation of diluted net loss per share for the periods presented because they would have been anti-dilutive:

	Three Months Ended
	2018	2017
	(In thousands)
Stock awards excluded from the computation	790	758

Note 4.  Cash and Cash Equivalents, and Marketable Securities

The following tables set forth the Company’s cash and cash equivalents, and marketable securities as of the dates indicated:

	March 31,	December 31,
	2018	2017
	(In thousands)
Cash and cash equivalents
Cash	$30,584	$35,303
Money market deposits	11,501	10,215
Total cash and cash equivalents	42,085	45,518
Marketable securities
Commercial paper	34,945	30,272
Corporate debt securities	49,566	50,260
Corporate equity securities	3,791	3,525
Total marketable securities	88,302	84,057
Total cash and cash equivalents, and marketable securities	$130,387	$129,575

The following tables summarize the Company’s available-for-sale securities that are measured at fair value as of the dates indicated:

	March 31, 2018
	Cost or	Gross	Gross	Total
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Commercial paper	$34,996	$3	$(54)	$34,945
Corporate debt securities	49,674	—	(108)	49,566
Total	$84,670	$3	$(162)	$84,511

	December 31, 2017
	Cost or	Gross	Gross	Total
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Commercial paper	$30,315	$—	$(43)	$30,272
Corporate debt securities	50,331	2	(73)	50,260
Corporate equity securities	4,020	—	(495)	3,525
Total	$84,666	$2	$(611)	$84,057

All of the Company’s marketable securities had contractual maturities of one year or less as of March 31, 2018 and December 31, 2017.

The following table provides the breakdown of the available-for-sale marketable securities with unrealized losses as of the dates indicated:

	In a Loss Position for
	Less Than 12 Months
	Gross
	Unrealized	Estimated
	Losses	Fair Value
	(In thousands)
As of March 31, 2018:
Commercial paper	$(54)	$30,519
Corporate debt securities	(108)	49,566
Total	$(162)	$80,085
As of December 31, 2017:
Commercial paper	$(43)	$30,272
Corporate debt securities	(73)	45,110
Corporate equity securities	(495)	3,525
Total	$(611)	$78,907

Marketable Equity Securities

Prior to January 1, 2018, the Company accounted for its marketable equity securities at fair value with unrealized gains and losses recognized in accumulated other comprehensive income on the balance sheet. Realized gains and losses on marketable equity securities sold or impaired were recognized in other income (expense), net.

On January 1, 2018, the Company adopted the ASU No. 2016-01 which changed the way the Company accounts for marketable equity securities. The Company’s marketable equity securities are measured at fair value and starting January 1, 2018, unrealized gains and losses are recognized in other income (expense), net. Upon adoption, the Company reclassified $180,000 of unrealized loss related to marketable equity securities from accumulated other comprehensive income to opening accumulated deficit.

In December 2017, the Company invested €3.4 million or $4.0 million in 270,000 shares of the common stock of Biocartis, a public company listed on the Euronext exchange. This corporate equity security investment was accounted for as an available-for-sale marketable security and valued at €3.0 million or $3.5 million at December 31, 2017. During the year ended December 31, 2017, $180,000 of unrealized losses relating to changes in the fair value of this investment were recorded in other comprehensive income. These securities are subject to a lock-up agreement which expires in December 2018. In accordance with ASU No 2016-01, the Company recorded during the three months ended March 31, 2018, a change in fair value of $127,000 and a foreign currency revaluation gain of $139,000 in other income, net.

During the three months ended March 31, 2017, the Company sold its remaining shares of the common stock of Invitae Corporation for net proceeds of $10.2 million based on a cost of $6.28 per share, resulting in a realized gain of $2.8 million. There were no shares sold during the three months ended March 31, 2018. During the three months ended March 31, 2017, $1.1 million of unrealized gain, net of tax of $821,000 related to the shares sold was reclassified out of accumulated other comprehensive income into earnings.

 Note 5.  Fair Value Measurements

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis at either March 31, 2018 or December 31, 2017. The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017 by level within the fair value hierarchy:

	Actively Quoted	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance at
	Assets	Inputs	Inputs	March 31,
	Level 1	Level 2	Level 3	2018
	(In thousands)
As of March 31, 2018:
Assets
Money market deposits	$11,501	$—	$—	$11,501
Commercial paper	—	34,945	—	34,945
Corporate debt securities	—	49,566	—	49,566
Corporate equity securities	—	3,791	—	3,791
Convertible promissory note	—	—	1,402	1,402
Total	$11,501	$88,302	$1,402	$101,205

	Actively Quoted	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance at
	Assets	Inputs	Inputs	December 31,
	Level 1	Level 2	Level 3	2017
	(In thousands)
As of December 31, 2017:
Assets
Money market deposits	$10,215	$—	$—	$10,215
Commercial paper	—	30,272	—	30,272
Corporate debt securities	—	50,260	—	50,260
Corporate equity securities	—	3,525	—	3,525
Convertible promissory note	—	—	1,329	1,329
Total	$10,215	$84,057	$1,329	$95,601

The Company’s commercial paper and corporate debt securities are classified as Level 2 as they are valued using multi-dimensional relational pricing models that use observable market inputs, including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data. Not all inputs listed are available for use in the evaluation process on any given day for each security evaluation. In addition, market indicators and industry and economic events are monitored and may serve as a trigger to acquire further corroborating market data. The Company’s corporate equity securities are classified as Level 2 while subject to certain restrictions on sale.

The Company estimated its investment in a convertible promissory note of Cleveland Diagnostics to be approximately $1.4 million and $1.3 million at March 31, 2018 and December 31, 2017, respectively. The convertible promissory note is classified as Level 3 as it is valued using unobservable inputs that are primarily based on the Company’s estimate of the fair value of the underlying preferred stock into which the note  is convertible. During the three months ended March 31, 2018, the Company recorded the unrealized gain due to the change in the fair value to accumulated other comprehensive income.

Note 6. Collaboration and Commercial Technology Licensing Agreements

The Company has entered into a variety of collaboration and specimen transfer agreements relating to its development efforts. The Company recorded collaboration expenses of $573,000 and $935,000 for the three months ended March 31, 2018 and 2017, respectively, relating to services provided in connection with these agreements. In addition to these expenses, some of the agreements contain provisions for royalties from inventions resulting from the collaborations. The Company has specified options and rights relating to joint inventions arising out of these collaborations.

The Company is a party to various agreements under which it licenses technology on a non-exclusive basis in the field of human diagnostics. Access to these licenses enables the Company to process its tests. While certain agreements contain provisions for fixed annual payments, license fees are generally calculated as a percentage of product revenues, with rates that vary by agreement and may be tiered, and payments that may have annual minimum or maximum amounts. The Company recognized costs recorded under these agreements totaling $69,000 and $95,000 for the three months ended March 31, 2018 and 2017, respectively, which were included in cost of product revenues.

In June 2016, the Company entered into a collaboration agreement with Epic Sciences, under which the Company was granted exclusive distribution rights to commercialize Epic Sciences’ AR-V7 Nucleus Detect test in the United States, which is marketed as Oncotype DX AR-V7 Nucleus Detect. The Company has primary responsibility, in accordance with applicable laws and regulations, for marketing and promoting the test, order fulfillment, billing and collections of receivables, claims appeals,  customer support, and providing and maintaining order management systems for the test. Epic Sciences is responsible for performing all tests, performing studies, including analytic and clinical validation studies, and seeking Medicare coverage and a Medicare payment rate from the Centers for Medicare and Medicaid Services (“CMS”) for the test. Future revenues generated from the test will be shared by the Company and Epic Sciences in accordance with the terms of the agreement. During 2016 and 2017, the Company invested $7.5 million in subordinated convertible promissory notes of Epic Sciences that converted into shares of Epic Sciences preferred stock in March 2017. The subordinated convertible promissory notes had been recognized at fair value, which the Company estimated to be approximately $7.1 million while the difference of $375,000 was deferred as of December 31, 2017 and will be recognized as an additional cost of future purchases of Oncotype DX AR-V7 Nucleus Detect tests, which the Company believes will be at a discount to fair value. Additional terms of the agreement include the Company’s obligation to pay Epic Sciences $4.0 million upon achievement of certain milestones. Also, the Company has agreed, upon achievement of one of the milestones, to invest an additional $2.5 million in Epic Sciences preferred stock. The collaboration agreement has a term of 10 years, unless terminated earlier under certain circumstances.

In September 2017, the Company entered into an exclusive license and development agreement with Biocartis, a molecular diagnostics company based in Belgium, to develop and commercialize an in vitro diagnostic (“IVD”) version of the Oncotype DX breast cancer test on Biocartis’ Idylla platform that can be performed locally by laboratory partners and in hospitals around the world. Under the terms of the license and development agreement, the Company has an exclusive, worldwide, royalty-bearing license to develop and commercialize an IVD version of the Oncotype DX breast cancer tests on the Biocartis Idylla platform, and an option to expand the collaboration to include additional tests in oncology and urology. The Company has primary responsibility for developing, validating and obtaining regulatory authorizations and registrations for IVD Oncotype DX tests to be performed on the Idylla platform. The Company is also responsible for manufacturing and commercialization activities with respect to such tests. Pursuant to the license and development agreement, the Company recorded a one-time upfront license and option fee of €2.8 million, or $3.2 million, which is included in research and development expenses in the year ended December 31, 2017. In December 2017, the Company purchased 270,000 ordinary shares of Biocartis at the market price of €12.50 for a total cost of €3.4 million or $4.0 million. This investment is subject to a lock-up agreement that expires in December 2018. The investment has been recognized at fair value, which the Company believes to be $3.8 million and $3.5 million at March 31, 2018 and December 31, 2017, respectively. Additional terms of the license and development agreement include the Company’s obligation to pay Biocartis an aggregate of €6.5 million in cash upon achievement of certain milestones, and royalties based primarily on the future sales volumes of the Company’s test performed on the Idylla platform.

In November 2017, the Company entered into an exclusive licensing agreement with Cleveland Diagnostics to develop and commercialize new prostate cancer tests based on Cleveland Diagnostics' IsoPSA reagents and technology. Initial efforts under this agreement will focus on the Company’s development of a high-PSA (prostate specific antigen) reflex test to accurately predict the presence of high-grade cancer (Gleason score > 7) prior to prostate biopsy. During the year ended December 31, 2017, the Company invested $2.0 million in a convertible promissory note of Cleveland Diagnostics. The convertible promissory note has been recognized at fair value, which the Company estimated to be approximately $1.4 million and $1.3 million at March 31, 2018 and December 31, 2017, respectively, based on the Company’s estimate of the fair value of the underlying preferred stock into which the note  is convertible. The Company records an accretion of the discount of the convertible promissory note in other income, net of consolidated statement of operations. Additional terms of the license agreement include the Company’s obligation to pay Cleveland Diagnostics up to an aggregate of $18.5 million in cash upon achievement of certain future milestones, a potential future investment in a convertible promissory note of Cleveland Diagnostics in the amount of $3.0 million upon achievement of certain future milestones, and royalties based primarily on the future sales volume of tests performed by the Company utilizing technology licensed from Cleveland Diagnostics.

Note 7. Commitments and Contingencies

Lease Obligations

The Company has entered into non-cancellable operating leases for laboratory and office facilities. Rental expense under operating lease agreements was $1.6 million for each of the three months ended March 31, 2018 and 2017.

Future non‑cancelable commitments under these operating leases at March 31, 2018 were as follows:

Annual
Payments
(In thousands)
Years Ending December 31,
2018 (remainder of year)	$4,638
2019	6,753
2020	7,082
2021	4,825
2022	4,082
2023 and thereafter	1,035
Total minimum payments	$28,415

Contingencies

From time to time, the Company may be subject to various legal proceedings and claims arising in the ordinary course of business. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its consolidated financial statements. An estimated loss contingency is accrued in the consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Legal proceedings, including litigation, government investigations and enforcement actions, could result in material costs, occupy significant management resources and entail civil and criminal penalties, even if the Company ultimately prevails.  Any of the foregoing consequences could result in serious harm to the Company’s business, results of operations and financial condition.

Note 8. Stock-Based Compensation

Stock Options

The following table summarizes the activities for stock options for the three months ended March 31, 2018:

	Outstanding Options
	Number of	Weighted-Average
	Shares	Exercise Price
	(In thousands)
Balance at December 31, 2017	3,460	$26.42
Options granted	599	$33.21
Options exercised	(65)	$17.66
Options forfeited	(77)	$29.44
Options expired	—	$—
Balance at March 31, 2018	3,917	$27.54
Exercisable at March 31, 2018	2,493	$26.02
Vested and expected to vest at March 31, 2018	3,799	$27.44

Restricted Stock Units

The following table summarizes the activities for restricted stock units (“RSU”s) for the three months ended March 31, 2018:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
	(In thousands)
Balance at December 31, 2017	964	$28.25
RSUs granted	503	$33.34
RSUs vested	(383)	$28.32
RSUs cancelled	(123)	$30.12
Balance at March 31, 2018	961	$30.64

Restricted Stock in Lieu of Directors’ Fees

Outside members of the Company’s Board of Directors may elect to receive fully-vested restricted stock in lieu of cash compensation for services as a director. During the three months ended March 31, 2018, the Company issued 1,460 shares of restricted stock to outside directors, with a grant date fair value of $50,000 and a weighted-average grant date fair value of $34.20 per share.

Employee Stock Purchase Plan

There were no shares issued pursuant to the Employee Stock Purchase Plan (“ESPP”) during the three months ended March 31, 2018. As of March 31, 2018, there was $210,000 of unrecognized compensation expense related to the ESPP, which is expected to be recognized over a period of two months.

Employee Stock-Based Compensation Expense

Share-based compensation expense recognized and included in the condensed consolidated statements of operations was allocated as follows:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Cost of product revenues	$228	$191
Research and development	1,263	1,389
Selling and marketing	1,287	1,511
General and administrative	2,408	2,014
Total	$5,186	$5,105

Note 9. Segment Information

The Company operates in one business segment, which primarily focuses on the development and global commercialization of genomic-based clinical laboratory services that analyze the underlying biology of cancer, allowing physicians and patients to make individualized treatment decisions. The Company’s Oncotype DX breast, colon and prostate cancer tests have similar economic and other characteristics, including the nature of the products and production processes, type of customers, distribution methods and regulatory environment. As of March 31, 2018, the majority of the Company’s product revenues have been derived from sales of one product, the Oncotype DX breast cancer test.

The Company adopted the requirements of Topic 606 on January 1, 2018 using the modified retrospective method, therefore there is a lack of comparability to the prior period presented. See Recently Adopted Accounting Pronouncements in Note 1 for additional information.

The following table summarizes total revenue from customers by geographic region. Product revenues are attributed to countries based on ship-to location.

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
United States	$78,867	$70,587
Outside of the United States	13,758	13,392
Total revenues	$92,625	$83,979

Note 10. Income Taxes

The Company recognized income tax expense of $240,000 and $1.0 million for the three months ended March 31, 2018 and 2017, respectively, which was computed using the “discrete” (or “cut-off”) method. The income tax expense for the three months ended March 31, 2018 was primarily comprised of foreign income tax expense. The income tax expense for the three months ended March 31, 2017 was primarily comprised of the intraperiod tax allocation of the deferred tax impact for available for sale marketable securities and foreign income tax expense.

Based on all available objective evidence, the Company believes that it is still more likely than not that its net deferred tax assets will not be fully realized. Accordingly, the Company maintains a valuation allowance against all of its net deferred tax assets as of both March 31, 2018 and December 31, 2017. The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

The Company had $2.5 million and $2.4 million of unrecognized tax benefits at March 31, 2018 and December 31, 2017, respectively. The Company does not anticipate a material change to its unrecognized tax benefits over the next 12 months that would affect its effective tax rate. Unrecognized tax benefits may change during the next 12 months for items that arise in the ordinary course of business.

Accrued interest and penalties related to unrecognized tax benefits are recognized as part of the Company’s income tax provision in its condensed consolidated statements of operations. The statute of limitations remains open for the years 2001 through 2018 in U.S. federal and state jurisdictions, and for the years 2012 through 2018 in foreign jurisdictions.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the Act) was signed into law. Accounting Standards Codification 740, Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin 118, which allows companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. The Company adjusted its deferred tax assets and liabilities based on the reduction of the U.S. federal corporate tax rate from 35% to 21% as of December 31, 2017 and assessed the realizability of its deferred tax assets based on the current understanding of the provisions of the new law. As of March 31, 2018, the Company still considers its accounting for the impacts of the new law to be provisional and will continue to assess the impact of the recently enacted tax law on its business and condensed consolidated financial statements over the next nine months.

Note 11.  Restructuring Costs

On March 8, 2018, the Company announced its decision to no longer provide its commercial offering of Oncotype SEQ Liquid Select or any further investment in next generation sequencing (NGS) panels due to a decision to focus the Company’s efforts to develop in vitro diagnostic test solutions and other tests with more predictable reimbursement, higher proprietary value and better prospects for global adoption. With this shift in strategic direction, the Company announced a reduction of its workforce of approximately 10%.

During the three months ended March 31, 2018, the Company recorded charges of $8.5 million consisting of $4.8 million in non-cash asset impairments and $3.7 million in employee separation charges, all of which were recorded as operating expenses in the condensed consolidated statements of operations. Of the $3.7 million of employee separation charges, the Company paid $628,000 during the three months ended March 31, 2018.

The Company expects to pay the remaining $3.0 million of employee separation costs primarily during the three months ending June 30, 2018. There were no restructuring costs for the three months ended March 31, 2017.

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

Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A of this report, as well as our ability to develop and commercialize new products and product enhancements; the risk of unanticipated delays in research and development efforts; the risk that we may not obtain or maintain reimbursement for our existing tests or any future tests we may develop, including the risk that we may lose Medicare coverage for our tests; the risk that reimbursement pricing or coverage for our tests may change; the risks and uncertainties associated with the regulation of our tests by the FDA or regulatory agencies outside of the U.S.; risks associated with the outcome of any legal proceeding, including litigation, government investigations and enforcement actions against us; the success of our new technology; the results of clinical studies; the applicability of clinical results to actual outcomes; the impact of new legislation or regulations, or of judicial decisions, on our business; our ability to compete against third parties; the success of our collaborations; our ability to obtain capital when needed; the economic environment; and our history of operating losses. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to update any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

In January 2004, we launched our first Oncotype DX test, which is used to predict the likelihood of cancer recurrence and the likelihood of chemotherapy benefit in early stage invasive breast cancer patients. In January 2010, we launched our second Oncotype DX test, the first multigene expression test developed to assess risk of recurrence in stage II colon cancer patients. In late December 2011, we made Oncotype DX available for patients with DCIS, a pre-invasive form of breast cancer. In June 2012, we extended our offering of the Oncotype DX colon cancer test to patients with stage III disease treated with oxaliplatin-containing adjuvant therapy. In May 2013, we launched our Oncotype DX prostate cancer test, which is used to predict disease aggressiveness in men with low and intermediate risk disease. In July 2017, the Oncotype DX AR-V7 Nucleus Detect test for men with metastatic castration-resistant prostate cancer, or mCPRC, became commercially available as part of a clinical utility program, and we commercially launched the test in February 2018. As of April 30, 2018, the list price of our Oncotype DX breast cancer tests in the United States was $4,620, the list price of our Oncotype DX colon cancer test was $4,420, the list price of our Oncotype DX prostate cancer test was $4,520, and the list price of the Oncotype DX AR-V7 Nucleus Detect test was $3,950. The substantial majority of our historical revenues have been derived from the sale of Oncotype DX breast cancer tests ordered by physicians in the United States.

For the three months ended March 31, 2018, more than 32,440 Oncotype test reports were delivered for use in treatment planning, compared to more than 31,580 test reports delivered for the same period in 2017. All of our internally-developed tests are conducted at our clinical reference laboratory in Redwood City, California, which is accredited under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and certified by the College of American Pathologists, or CAP. Our clinical reference laboratory processing capacity is currently approximately 150,000 tests annually, and has significant expansion capacity with incremental increases in laboratory personnel and equipment. The Oncotype DX breast, colon, and prostate cancer tests analyze different genes. However, all of the tests are based on a similar Oncotype DX reverse transcription polymerase chain reaction, or RT-PCR, platform and require both histology and pathology assessments. We believe that we currently have sufficient capacity to process current demand for our tests.

We have expanded our clinical laboratory facilities and processing capacity to accommodate future test processing, research and development and general use office space. We expect our continued commercialization efforts of our tests will result in increased costs for laboratory testing, including staffing-related costs, incremental sales and marketing personnel to introduce our products to physicians and patients, costs for clinical utility studies and costs associated with obtaining reimbursement coverage.

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

We have expanded our business in both the United States and International markets. Operational requirements generally vary from country to country, and different countries may have a public healthcare system, a combination of public and private healthcare system or a cash-based payment system. We have a direct commercial presence with employees in Canada, Japan and certain European countries, including our European headquarters in Geneva, Switzerland. Additionally, we have exclusive distribution agreements for the sale of our breast and colon cancer tests with distributors covering more than 90 countries outside of the United States.

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

Oncotype DX Breast Cancer Tests

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

In January 2017, investigators from Memorial Sloan Kettering Cancer Center and Epic Sciences published findings in European Urology, that only nuclear localization of AR-V7 protein in CTCs from mCRPC patient blood samples is predictive of therapeutic benefit. Previous work by the same team, reported in JAMA Oncology, demonstrated that nuclear localized AR-V7 protein in CTCs was predictive of a 76% reduction of risk of death for mCRPC patients who received taxane chemotherapy versus Androgen Receptor Signaling Inhibitors. We began making the Oncotype DX AR-V7 Nucleus Detect test available through a clinical utility program in July 2017 and commercially available in February 2018.

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

See Note 6 in the Notes to Condensed Consolidated Financial Statements for additional information regarding the financial terms of our commercial collaboration agreements.

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

Potential new products may address a variety of specific clinical needs by leveraging one or multiple technological capabilities including next-generation sequencing, or NGS, and digital PCR. Additionally, we believe potential new products can be implemented in the form of non‑invasive tests performed on blood or urine, similar to the Oncotype DX AR-V7 Nucleus Detect test.

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

Advanced Information Technology

We have developed computer programs to automate our RT-PCR assay processes. We have also developed and optimized laboratory information management systems to track our gene-specific reagents, instruments, assay processes and the data generated. Similarly, we have automated data analysis, storage and process quality control. We use statistical methods to optimize and monitor assay performance and to analyze data from our development studies. We are investigating methods to further automate our workflow.

We are also working with a number of different technologies, such as digital PCR and detection and capture methods for CTCs, and circulating tumor DNA, or ctDNA, to expand our capabilities, and continue to develop methods to enable genomic testing using a variety of biological materials such as blood and urine.

Economic Environment

Continuing concerns over entitlement and health care reform efforts, including efforts to repeal the Affordable Care Act, or ACA, regulatory changes and taxation issues, and geopolitical issues have contributed to uncertain expectations both for the U.S. and global economies. These factors, combined with uncertainties in business and consumer confidence and continued concerns regarding the stability of some European Union member countries, have contributed to the expectations of slower domestic and global economic growth in the near term. We periodically evaluate the impact of the economic environment on our cash management, cash collection activities and volume of tests delivered.

As of the date of this report, we have not experienced a loss of principal on any of our short-term marketable securities, and we expect that we will continue to be able to access or liquidate these investments as needed to support our business activities. We periodically monitor the financial position of our significant third-party payors, which include Medicare and managed care companies. As of the date of this report, we do not expect the current economic environment to have a material negative impact on our ability to collect payments from third-party payors in the foreseeable future. We believe the economic environment and changes in the healthcare system continued to impact product payment cycles, growth in tests delivered and product revenue generated during the three months ended March 31, 2018. We intend to continue to assess the impact of the economic environment on our business activities. If the economic environment does not improve or deteriorates, our business including our patient population, government and third-party payors and our distributors and suppliers could be negatively affected, resulting in a negative impact on our product revenues.

U.S. Healthcare Reimbursement and Regulatory Environment

The healthcare industry has undergone significant change driven by various efforts to reduce costs, both in the U.S. and in many foreign countries. The effect of the implementation of the ACA or any future changes to the ACA on our business is uncertain and, could among other things limit the use of our tests and reduce reimbursement. We also expect that pricing of medical products and services will remain under pressure as alternative payment models such as bundling, value-based purchasing and accountable care organizations develop in the United States. Additionally, the ACA requires medical device manufacturers to pay a 2.3% excise tax on U.S. sales of certain medical devices that are listed with the FDA starting in January 2013; this tax has been suspended through 2019, but is scheduled for re-imposition in 2020. Various proposals have been put forth, including by the FDA to regulate laboratory developed tests, or LDTs, as medical devices. Although none of our LDTs, such as our Oncotype DX breast, colon and prostate cancer tests, are currently listed with the FDA, we cannot assure you that the tax will not apply to services such as ours in the future.

In addition, the Protecting Access to Medicare Act of 2014, or PAMA, requires CMS to implement a substantial new payment system for certain clinical laboratory tests which became effective in 2018. Under PAMA, laboratories that receive the majority of their Medicare revenues from payments made under the Clinical Laboratory Fee Schedule, or CLFS, or the Physician Fee Schedule will be required to report every three years (or annually for “advanced diagnostic laboratory tests”), private payor payment rates and volumes for their tests. CMS will use the rates and volumes reported by laboratories to develop Medicare payment rates for the tests equal to the volume-weighted median of the private payor payment rates for the tests. As a result, effective January 1, 2018, our Medicare reimbursement rate increased by more than 10%. This rate will be reassessed every three years.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, management evaluates its significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates. Estimates are assessed each period and updated to reflect current information. A summary of our critical accounting policies is presented in Part II, Item 7 of our

Annual Report on Form 10-K for the year ended December 31, 2017. During the first quarter of 2018, we adopted new accounting guidance related to revenue recognition, accounting for financial instruments and presentation of restricted cash in the statement of cash flows, each of which is described below at “Recently Adopted Accounting Pronouncements.” There have been no other significant changes in our accounting policies during the three months ended March 31, 2018 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations

Three months ended March 31, 2018 and 2017

We recognized a net loss of $3.8 million for the three months ended March 31, 2018 compared to a net loss of $806,000 for the three months ended March 31, 2017. On a basic and diluted per share basis, net loss per share was $0.11 for the three months ended March 31, 2018 compared to a net loss of $0.02 for the three months ended March 31, 2017. We may incur net losses in future periods due to future spending and fluctuations in our business, and we may not achieve or maintain sustained profitability in the future.

Revenues

We derive our revenues primarily from product sales and, in some periods, from contract research arrangements. We operate in one industry segment. As of March 31, 2018, the substantial majority of our product revenues have been derived from the sale of our Oncotype DX breast cancer test. Payors are billed upon generation and delivery of test results to the ordering physician.

Revenues are recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

	For the Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Invasive breast cancer test	$84,551	$78,058
Prostate cancer test	5,840	3,350
Other	2,234	2,571
Product revenues	$92,625	$83,979
Period over period dollar increase in product revenues	$8,646
Period over period percentage increase in product revenues	10%

The period over period increase in product revenues resulted, in part, from increased adoption, as well as favorable rate increases resulting from new Medicare pricing and private payor contract renewals, and the adoption of the new revenue accounting standard as described below at “Recently Adopted Accounting Pronouncements.”

Test volume increased by 3% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Of the growth in test volume, our U.S. invasive breast cancer and prostate cancer tests increased by 4% and 25%, respectively, offset by a 7% decrease in our International test volume for the three months ended March 31, 2018 compared to the same period in 2017.

International product revenues were $13.8 million, or 15%, of product revenues for the three months ended March 31, 2018, compared to $13.4 million, or 16%, of product revenues for the three months ended March 31, 2017.

Product revenues related to Medicare patients comprised 26% and 24% of product revenues for the three months ended March 31, 2018 and 2017, respectively. There were no other third-party payors comprising product revenues of 10% or more for those periods.

Cost of Product Revenues

	For the Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Tissue sample processing costs	$18,446	$13,386
Stock-based compensation	228	191
Total tissue sample processing costs	18,674	13,577
License fees	59	95
Total cost of product revenues	$18,733	$13,672
Period over period dollar increase in tissue sample processing costs	$5,060
Period over period percentage increase in tissue sample processing costs	38%

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

Total tissue sample processing costs increased $5.1 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This increase was primarily due to a one-time write-off of fixed assets and inventory totaling $3.6 million related to our cessation of Oncotype SEQ, including Oncotype SEQ Liquid Select test, product development and commercialization activities, a $715,000 increase in depreciation of lab equipment, a $576,000 increase in personnel-related expenses and stock-based compensation due to increased headcount and a $208,000 increase in net cost allocations, also primarily due to increased headcount. We expect the cost of product revenues may increase in future periods to the extent we process more tests.

Research and Development Expenses

	For the Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Personnel-related expenses	$11,666	$9,175
Stock-based compensation	1,263	1,389
Collaboration expenses	320	821
Reagents and laboratory supplies	713	777
Allocated information technology, facilities and other costs	99	1,476
Other costs	2,746	1,236
Total research and development expenses	$16,807	$14,874
Period over period dollar increase	$1,933
Period over period percentage increase	13%

Research and development expenses represent costs incurred to develop our technology, our pipeline products and continuous process improvement, and carry out clinical studies, primarily related to our ongoing work in breast and prostate cancer. Research and development expenses include personnel related expenses, reagents and supplies used in research and development laboratory work, collaboration expenses, infrastructure expenses, including allocated overhead and facility occupancy costs, contract services and other outside costs.

The $1.9 million, or 13%, increase in research and development expenses for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to a $2.5 million increase in personnel-related expense and a $1.5 million increase in other costs partially offset by a $1.4 million decrease in allocated information technology, facilities and other costs, a $501,000 decrease in collaboration expenses and a $126,000 decrease in stock-based compensation expense.

The $2.5 million increase in personnel-related expense for the three months ended March 31, 2018, was primarily attributable to $1.8 million in severance and other personnel-related costs related to our cessation of Oncotype SEQ, including Oncotype SEQ Liquid Select test, product development and commercialization activities and $729,000 due to increased headcount in other research and development departments. Exclusive of the one-time expense for severance, research and development expenses for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 increased $170,000, or 1%.

We expect our research and development expenses to increase in future periods due to increased investment in our new product pipeline for breast, prostate and other cancers.

Selling and Marketing Expenses

	For the Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Personnel-related expenses	$22,136	$21,381
Stock-based compensation	1,287	1,511
Promotional and marketing materials	2,175	4,130
Travel, meetings and seminars	4,549	4,547
Collaboration expenses	253	114
Allocated information technology, facilities and other costs	10,193	8,750
Other costs	1,162	1,074
Total selling and marketing expenses	$41,755	$41,507
Period over period dollar increase	$248
Period over period percentage increase	1%

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

The $248,000, or 1%, increase in selling and marketing expenses for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to a $1.4 million increase in allocated information technology, facilities and other occupancy costs and a $755,000 increase in personnel-related expense partially offset by a $2.0 million decrease in promotional marketing materials expense. The increase in personnel-related expense includes $1.0 million in severance and other personnel-related costs related to our cessation of Oncotype SEQ, including Oncotype SEQ Liquid Select test, product development and commercialization activities. The increase in allocations is primarily due to information technology-related projects to improve efficiencies for processing domestic and International orders of our tests. The decrease in promotional and marketing materials is due to a combination of delayed programs in the first quarter of 2018 and non-recurring marketing programs in the first quarter of 2017.

We expect selling and marketing expenses will increase in future periods due to our efforts to establish adoption of and reimbursement for our products, continued investment in our global commercial infrastructure and increases in our sales force and incurring other expenses to support the growth of our business.

General and Administrative Expenses

	For the Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Personnel-related expenses	$15,327	$13,178
Stock-based compensation	2,408	2,014
Occupancy and equipment expenses	8,359	7,751
Billing and collection fees	2,959	2,920
Bad debt expense	—	412
Professional fees and other expenses	3,091	2,627
Information technology, facilities and other cost allocations	(12,426)	(12,151)
Total general and administrative expenses	$19,718	$16,751
Period over period dollar increase	$2,967
Period over period percentage increase	18%

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

The $3.0 million, or 18%, increase in general and administrative expenses for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to a $2.1 million increase in personnel-related expenses, a $608,000 increase in occupancy and equipment expenses, a $464,000 increase in professional fees and other expenses and a $394,000 increase in stock-based compensation expense. These increases were partially offset by a $412,000 decrease in bad debt expense and a $275,000 decrease in information technology, facilities and other costs allocated to other functional areas. The $2.1 million increase in personnel-related expenses includes $909,000 in severance and other personnel-related costs related to our cessation of Oncotype SEQ, including Oncotype SEQ Liquid Select test, product development and commercialization activities, and a $969,000 increase in contract labor and consulting services related to evaluation of our business for process improvements and information technology enhancements. The $608,000 increase in occupancy and equipment expenses is primarily due to depreciation and amortization on equipment and facilities not in place in the prior year. There is no bad debt expense for the three months ended March 31, 2018 due to our implementation of the new revenue guidance on January 1, 2018, on a modified retrospective basis. However, we may incur bad debt expense in the future.

We expect general and administrative expenses to increase in future periods as we hire additional staff and incur other expenses to support the growth of our business, and to the extent we spend more on billing and collections fees.

Interest Income

Interest income was $417,000 for the three months ended March 31, 2018, compared to $158,000 for the three months ended March 31, 2017, respectively. The $259,000 increase in interest income was primarily due to increase in short-term investments held in commercial paper and corporate bonds. We expect our interest income will remain nominal if the current low interest rate environment continues.

Gain on sale of equity securities

For the three months ended March 31, 2017, we realized gain on sale of equity securities of $2.8 million in connection with the sale of our common stock of Invitae Corporation, or Invitae. As of March 31, 2017, we had sold all of our remaining shares of common stock of Invitae. There was no such activity for the comparable period of 2018.

Other Income (Expense), Net

Other income, net was $309,000 for the three months ended March 31, 2018, compared to other income, net of $95,000 for the three months ended March 31, 2017. Other income, net for the three months ended March 31, 2018 was primarily related to $262,000 of net foreign currency gains. Other income, net for the three months ended March 31, 2017 was primarily related to $77,000 of net foreign currency gains, resulting from valuation adjustments to our international accounts receivable balance. We expect other income (expense), net to continue to fluctuate based on fluctuations in exchange rates that impact our foreign currency transaction gains and losses.

Income Tax Expense (Benefit)

We recognized income tax expense of $240,000 and $1.0 million for the three months ended March 31, 2018 and 2017, respectively, which was computed using the “discrete” (or “cut-off”) method. Income tax expense for the three months ended March 31, 2018 was primarily composed of foreign income tax expense. Income tax expense for the three months ended March 31, 2017 was primarily comprised of the intraperiod tax allocation of the deferred tax impact for available-for-sale marketable securities and foreign income tax expense.

Based on all available objective evidence, management believes that it is still more likely than not that our net deferred tax assets will not be fully realized. Accordingly, we maintain a valuation allowance against all of our net deferred tax assets as of both March 31, 2018 and December 31, 2017. We will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of our deferred tax assets.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the Act) was signed into law. Accounting Standards Codification 740, Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin 118, which allows companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. We adjusted our deferred tax assets and liabilities based on the reduction of the U.S. federal corporate tax rate from 35% to 21% as of December 31, 2017 and assessed the realizability of our deferred tax assets based on the current understanding of the provisions of the new law. As of March 31, 2018, we still consider our accounting for the impacts of the new law to be provisional and will continue to assess the impact of the recently enacted tax law on our business and condensed consolidated financial statements over the next nine months.

Liquidity and Capital Resources

As of March 31, 2018, we had an accumulated deficit of $235.8 million. We may incur net losses in the future, and we cannot provide assurance as to when, if ever, we will achieve sustained profitability. We expect that our research and development expenses, selling and marketing expenses and general and administrative expenses will increase in future periods and, as a result, we will need to continue to generate significant product revenues to achieve sustained profitability.

	March 31,	December 31,
	2018	2017
	(in thousands)
Cash, cash equivalents and short-term marketable securities	$130,387	$129,575
Working capital	152,341	134,744

Sources (Uses) of Liquidity

Historically we have financed our operations primarily through sales of our equity securities and cash received in payment for our tests. At March 31, 2018, we had cash, cash equivalents and short-term investments of $130.4 million compared to $129.6 million at December 31, 2017. The $812,000 increase was attributable to an increase in cash generated from operations, partially offset by investments in the growth of our business, including research and development, global expansion, and activities related to reimbursement coverage of our tests. In accordance with our investment policy, available cash is invested in short-term and long-term, low-risk, investment-grade debt instruments. Our cash and marketable securities are held in a variety of interest-bearing instruments including money market accounts and high-grade commercial paper and corporate bonds.

Accounts Receivable

At March 31, 2018 and December 31, 2017, $46.6 million, or 19%, and $31.2 million, or 13%, respectively, of our total assets consisted of accounts receivable. The $15.4 million increase in accounts receivable from December 31, 2017 to March 31, 2018 was primarily due to the change in revenue recognition for certain payors who were not accrual payors prior to our adoption of the new revenue guidance.

Days sales outstanding, or DSO, is a measure of the average number of days it takes for us to collect our accounts receivable, calculated from the date that tests are billed. At March 31, 2018 and December 31, 2017, our weighted average DSOs were 60 days and 62 days, respectively. The timing of our billing and cash collections may also cause fluctuations in our monthly DSOs and accounts receivable.

The following tables summarize accounts receivable by payor mix at March 31, 2018 and December 31, 2017:

	March 31, 2018
		% of		31 - 60	61 - 90	91 - 120	121 to 180	Over 180
	Total	Total	Current	Days	Days	Days	Days	Days
	(In thousands)
Managed care and other	$41,763	85%	$19,200	$8,956	$4,936	$1,981	$2,388	4,302
Medicare	7,440	15	6,622	420	75	62	91	170
Total	49,203	100%	$25,822	$9,376	$5,011	$2,043	$2,479	$4,472
Allowance for doubtful accounts	(2,636)
Net accounts receivable	$46,567

	December 31, 2017
		% of		31 - 60	61 - 90	91 - 120	121 to 180	Over 180
	Total	Total	Current	Days	Days	Days	Days	Days
	(In thousands)
Managed care and other	$27,017	77%	$12,501	$5,028	$2,225	$1,771	$1,775	$3,717
Medicare	8,028	23	6,170	564	94	258	467	475
Total	35,045	100%	$18,671	$5,592	$2,319	$2,029	$2,242	$4,192
Allowance for doubtful accounts	(3,884)
Net accounts receivable	$31,161

Cash Flows

The following table summarizes our cash flow activities:

	2018	2017
	(In thousands)
For the three months ended March 31,
Cash provided by (used in):
Operating activities	$6,280	$770
Investing activities	(6,260)	(2,328)
Financing activities	(3,449)	1,933
Capital expenditures (included in investing activities above)	$(2,236)	$(5,144)

Cash Provided by Operating Activities

Cash provided by operating activities was $6.3 million for the three months ended March 31, 2018 and consisted primarily of net loss of $3.8 million adjusted for non-cash items of $12.7 million and $2.7 million related to changes in operating assets and liabilities.

Cash provided by operating activities was $770,000 for the three months ended March 31, 2017 and consisted primarily of net loss of $806,000, adjusted for non-cash items of $8.4 million, gain on sale of equity securities of $2.8 million and $4.0 million related to changes in operating assets and liabilities.

Cash Used in Investing Activities

Cash used in investing activities for the three months ended March 31, 2018 was $6.3 million, consisting of $4.0 million net purchases of marketable securities and $2.2 million in capital expenditures related to the expansion of our business.

Cash used in investing activities for the three months ended March 31, 2017 was $2.3 million, consisting of $7.4 million net purchases of marketable securities and $5.1 million in capital expenditures related to the expansion of our business offset by $10.2 million of proceeds from sales of marketable securities.

Cash (Used in) Provided by Financing Activities

Cash used in financing activities for the three months ended March 31, 2018 was $3.4 million, consisting primarily of $1.2 million of proceeds from the issuance of our common stock upon the exercise of stock options offset by $4.6 million of cash paid for tax withholdings related to net share settlements of RSUs.

Cash provided by financing activities for the three months ended March 31, 2017 was $1.9 million, consisting primarily of $6.1 million of proceeds from the issuance of our common stock upon the exercise of stock options offset by $4.1 million of cash paid for tax withholdings related to net share settlements of RSUs.

Contractual Obligations

There were no material changes during the interim period in the contractual obligations presented in the latest annual report for the year ended December 31, 2017.

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

Off-Balance Sheet Arrangements

As of March 31, 2018, we had no material off-balance sheet arrangements.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09,  Revenue from Contracts with Customers (Topic 606).  Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and requires entities to recognize revenue when they transfer control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. We adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018. We recorded a one-time increase to opening accounts receivable, net, and a  one-time reduction to opening accumulated deficit of $14.1 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606, primarily related to certain payors who were not previously accrual payors. See Note 1 to the Condensed Consolidated Financial Statements for additional information.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU changes accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, it clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. We adopted the ASU as of January 1, 2018  using the modified retrospective method for marketable equity securities and the prospective method for non-marketable equity securities. We recorded a reduction to accumulated deficit of $180,000 as of January 1, 2018 due to the cumulative impact of adopting the ASU, with the impact related to unrealized loss on Biocartis common stock at December 31, 2017. We have elected to use the measurement alternative for our non-marketable equity securities, defined as cost adjusted for changes from observable transactions for identical or similar investments of the same issuer, less impairment. The adoption of ASU 2016-01 increases the volatility of our other income (expense), net, as a result of the remeasurement of our equity securities.

In November 2016, the FASB issued ASU Nos. 2016-15 and 2016-18 amending the presentation of restricted cash within the statement of cash flows. The guidance requires that restricted cash be included within cash and cash equivalents on the statement of cash flows. The ASU became effective retrospectively for reporting periods beginning after December 15, 2017. We adopted these standards effective January 1, 2018.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

At March 31, 2018, we had cash, cash equivalents and short-term marketable securities of $130.4 million. We currently do not utilize derivative financial instruments to hedge interest rate exposure. The securities in our investment portfolio are classified as available-for-sale securities and are, due to their short-term nature, subject to minimal interest rate risk. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels at March 31, 2018, the impact on the fair value of these securities or our cash flows or income would not be material.

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

We recognized net foreign currency gains of $262,000 and $77,000 for the three months ended March 31, 2018 and 2017, respectively. The functional currency of our wholly-owned subsidiaries is the U.S. dollar, so we are not currently subject to gains and losses from foreign currency translation of the subsidiary financial statements. We  use forward contracts to mitigate the impact of adverse movements in foreign exchange rates related to the remeasurement of monetary assets and liabilities and hedge our foreign currency exchange rate exposure. As of March 31, 2018 and December 31, 2017, we had foreign currency contracts with notional amounts of $20.6 million and $16.1 million, respectively. Although the impact of currency fluctuations on our financial results has been immaterial in the past, there can be no guarantee that the impact of currency fluctuations related to our international activities will not be material in the future.

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

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be subject to various legal proceedings and claims arising in the ordinary course of business. Legal proceedings, including litigation, government investigations and enforcement actions could result in material costs, occupy significant management resources and entail civil and criminal penalties, even if we ultimately prevail.  The Company is currently being investigated by the United States Department of Justice related to its compliance with the Medicare Date of Service billing regulation.  The Company received a civil investigative demand (“CID”) in connection with this matter and has produced specific documents in response to the CID. An adverse outcome could include the Company being required to pay treble damages, and incur attorneys’ fees, penalties and other adverse actions that could materially and adversely affect the Company’s business, financial condition and results of operations. The Company is unable to predict the outcome and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

ITEM 1A. RISK FACTORS.

Risks Relating to our Business and Business Strategy

We have a history of net losses, we may incur net losses in the future, and we expect to continue to incur significant expenses to develop and market our tests and enter into collaborations, which may make it difficult for us to achieve sustained profitability.

We have historically incurred substantial net losses. From our inception in August 2000 through March 31, 2018, we had an accumulated deficit of $235.8 million. We expect to continue to invest in our product pipeline, including our current Oncotype DX tests and future commercialized products, and to invest in our global commercial infrastructure, our laboratory operations, commercial collaborations and next generation sequencing, or NGS, and other technologies. For the three months ended March 31, 2018, our research and development expenses were $16.8 million and our selling and marketing expenses were $41.8 million. We expect our expense levels to continue to increase for the foreseeable future as we seek to globally expand the clinical utility of our Oncotype DX breast and prostate cancer tests, drive adoption of and reimbursement for our Oncotype DX colon cancer and prostate cancer tests and develop and commercialize new tests, including Oncotype DX AR-V7 Nucleus Detect, the in-vitro diagnostic, or IVD, version of our Oncotype DX breast cancer test, and the potential IsoPSA IVD test for high-risk prostate cancer. As a result, we will need to generate significant growth in revenues in order to achieve sustained profitability. Our failure to achieve increased revenue or sustained profitability in the future could cause the market price of our common stock to decline.

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

We have obtained Medicare reimbursement coverage for our prostate cancer test for low and very-low risk patients and for favorable intermediate risk patients. However, we may not be able to obtain Medicare reimbursement coverage for our prostate cancer test for patients with different risk profiles or obtain other third-party payor reimbursement for patients with colon or prostate cancer or with N+ breast cancer patients that is similar to the coverage we have obtained for our invasive breast cancer test for N-, ER- patients. We believe that it may take several years to achieve reimbursement with a majority of third-party payors for our tests. If we fail to establish and maintain broad adoption of and reimbursement for all of our tests and any future tests we may develop, our reputation could be harmed and our future prospects and our business could suffer.

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

Even if we are being reimbursed for our tests, Medicare, Medicaid and other payors may withdraw their coverage policies, cancel their contracts with us at any time, review and adjust the rate of reimbursement, require co-payments from patients or stop paying for our tests, which would reduce our revenues. In addition, insurers, including managed care organizations as well as government payors such as Medicare and Medicaid, have increased their efforts to control the cost, utilization and delivery of healthcare services. These measures have resulted in reduced payment rates for and decreased utilization of clinical laboratory services, as well as an increase in the administrative requirements for reimbursement of claims. Noridian Healthcare Solutions and Palmetto GBA, the MACs that process Medicare claims and set Medicare coverage policies, respectively, for most tests billed by our laboratory and other MACs review coverage and decisions regularly.

The Protecting Access to Medicare Act of 2014, or PAMA, implements a substantial new payment system for clinical laboratory tests under the Clinical Laboratory Fee Schedule, or CLFS. Under PAMA, Medicare payment rates for tests are equal to the volume-weighted median of the private payor payment rates for such tests. The payment rates calculated under PAMA apply to our tests starting January 1, 2018, and will be reviewed annually for “advanced diagnostic laboratory tests” (and every three years for other tests), based on private payor payment rates and volumes. Laboratories that fail to report or erroneously report the required payment information may be subject to substantial civil money penalties. We believe our Oncotype DX tests each meet the criteria to be considered advanced diagnostic laboratory tests. We may or may not, however, seek designation as an advanced diagnostic laboratory test for any of our established tests. There can be no assurance under PAMA that adequate Medicare payment rates will continue to be assigned to our tests.

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

Reimbursement on behalf of patients covered by Medicare accounted for 26% and 24% of our product revenues for the three months ended March 31, 2018 and 2017, respectively. Accounts receivable on behalf of patients directly covered by Medicare represented 15% and 23% of our total accounts receivable at March 31, 2018 and December 31,

2017, respectively. While there were no other third-party payors representing 10% or more of our product revenues for these periods, there have been in the past, and may be in the future, payors accounting for 10% or more of our product revenues. Because the majority of stage II and stage III colon cancer patients and prostate cancer patients in the United States are age 65 and over, and thus eligible for Medicare, we may become more dependent on Medicare reimbursement in the future. It is possible that Medicare or other third-party payors that provide reimbursement for our tests may suspend, revoke or discontinue coverage at any time, may require co-payments from patients, or may reduce the reimbursement rates payable to us. Any such action could have a negative impact on our business, financial condition and results of operations. In addition, as described in Item 1 – Legal Proceedings, we are being investigated by the United States Department of Justice related to our compliance with a Medicare billing regulation related to the date of service for our tests. An adverse outcome could include us being required to pay treble damages, and incur attorneys’ fees, penalties and other adverse actions, that could materially and adversely affect our business, financial condition and results of operations.

Because of Medicare billing rules or changes in Medicare billing rules and processes, we may not receive reimbursement for all tests provided to Medicare patients or may experience delays of receiving payments.

Under Medicare billing rules, payment for our Oncotype DX tests performed on Medicare beneficiaries who were hospital patients at the time the tumor tissue samples were obtained and whose tests were ordered less than 14 days from discharge must be bundled into the payment that the hospital receives for the services provided.  Effective January 1, 2018, this Medicare rule changed such that we may now bill Medicare directly for tests performed on Medicare beneficiaries who were hospital outpatients at the time the tumor tissue samples were obtained following an outpatient encounter.  The rule remains unchanged with respect to payment for our Oncotype DX tests performed on Medicare beneficiaries who were hospital inpatients at the time the tumor tissue or blood samples were obtained and whose tests were ordered less than 14 days from discharge – payment for those tests must be bundled into the payment that the hospital receives for its services provided. In these circumstances, hospitals are required to furnish services such as our tests as “services furnished under arrangements between a provider and an outside vendor” and only the hospital may bill Medicare for such tests. Under these circumstances, for us to obtain payment for these services, we are required to bill individual hospitals for tests ordered for Medicare beneficiaries.  Such hospitals have generally been unwilling to enter into written agreements with us to assume the financial responsibility for these tests ordered for Medicare beneficiaries and consequently we generally cancel such orders when received within the 14-day timeframe when written agreements from such hospitals are not in place. We refer to this rule, as has been in effect and most recently amended as of January 1, 2018, as the Medicare Date of Service billing regulation.

These billing rules may lead to confusion regarding whether Medicare provides adequate reimbursement for our tests, and could discourage providers from ordering our tests for Medicare patients. In addition, compared to our breast cancer tests, a greater proportion of eligible patients for our colon and prostate tests are covered by Medicare. We cannot assure you that Medicare will continue these billing rules in their current form, that Medicare will not seek to expand the scope of its payment bundling rules in the future, or that other payors will not adopt similar billing rules. In addition, changes in Medicare billing rules and processes could result in delays in receiving payments and any such delays could affect our results of operations. In addition, as described in Item 1 – Legal Proceedings, we are being investigated by the United States Department of Justice related to our compliance with the Medicare Date of Service billing regulation. An adverse outcome could include us being required to pay treble damages, and incur attorneys’ fees, penalties and other adverse actions, that could materially and adversely affect our business, financial condition and results of operations.

If our laboratory facilities become inoperable, we will be unable to perform our tests and our business will be harmed.

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
•

regulatory and compliance risks that relate to maintaining accurate information and control over the activities of our salesforce and distributors that may fall within the purview of the U.S. Foreign Corrupt Practices Act, or FCPA, its books and records provisions or its anti‑bribery provisions, or similar anti-bribery or anti-corruption laws or regulations, such as the U.K. Anti-bribery Act and the U.K. Criminal Finances Act.

Any of these factors could significantly harm our future international expansion and operations and, consequently, our revenues and results of operations.

We face risks associated with currency exchange rate fluctuations, which could adversely affect our operating results.

We receive a portion of our revenues and pay a portion of our expenses in currencies other than the U.S. dollar, such as the Euro, the Swiss franc, the British pound and the Canadian dollar. As a result, we are at risk from exchange rate fluctuations between such foreign currencies and the U.S. dollar, which could affect our results of operations. For the three months ended March 31, 2018, approximately 9% of our product revenues came from foreign denominated currencies. If the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in decreased revenues and operating expenses and increased net losses. We may not be able to offset adverse foreign currency impact with increased revenues. In September 2017, we entered into forward contracts to mitigate the impact of adverse movements in foreign exchange rates related to the re-measurement of monetary assets and liabilities and hedge our foreign currency exchange rate exposure. Even with this strategy in place to mitigate balance sheet foreign currency risk, we will not eliminate our exposure to foreign exchange rate fluctuations on our financial results.

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

The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure, and that of our third-party billing and collections provider, may be vulnerable to attacks by hackers or viruses, or breached due to employee error, malfeasance or other disruptions. Any such breach or interruption could compromise our networks and the information stored therein could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act of 1996, similar U.S. state data protection regulations, the E.U. General Data Protection Regulation, or GDPR, and other regulations, the breach of which could result in significant penalties. Unauthorized access, loss or disclosure could also disrupt our operations, including our ability to process tests, provide test results, bill payors or patients, process claims and appeals, provide customer assistance services, conduct research and development activities, collect, process and prepare company financial information, provide information about our tests and other patient and physician education and outreach efforts through our website, manage the administrative aspects of our business and damage our reputation, any of which could adversely affect our business.

In addition, the interpretation and application of consumer, health‑related and data protection laws in the U.S., Europe and elsewhere are often uncertain, contradictory and in flux. We have self-certified with the Department of Commerce for compliance with the U.S.-E.U. Privacy Shield as of August 1, 2016, which we believe will mitigate customer concerns about overseas data transfers. However there continue to be concerns about whether the Privacy Shield will face additional challenges (similar to those that invalidated the prior Safe Harbor data transfer framework), and it is not guaranteed that companies who have self-certified under the Privacy Shield will be free of additional ongoing scrutiny by E.U. data protection authorities. Compliance with Privacy Shield requirements does not, in addition, equate to compliance with the stringent requirements of the GDPR. European data protection authorities could interpret or apply European data protection law in a manner that is inconsistent with our practices. If so, this could result in prohibitions on processing of data required to perform our tests in Europe or government-imposed fines, or both, which could adversely affect our business. Complying with these various laws could in addition cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business.

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

We and certain laboratories with whom we collaborate, including Epic Sciences, Inc., or Epic Sciences, are subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA regulations mandate specific standards in the areas of personnel qualifications, facilities administration, quality systems, inspections, and proficiency testing. We and Epic Sciences each have a current certificate of accreditation under CLIA to perform testing through our accreditations by the College of American Pathologists, or CAP. To renew a CLIA certificate, laboratories are subject to survey and inspection every two years and inspectors may also make random inspections of clinical reference laboratories.

Although we and Epic Sciences are required to hold a certificate of accreditation or compliance under CLIA to perform high complexity testing, laboratories are not required to hold a certificate of accreditation through CAP. We and Epic Sciences could alternatively maintain a certificate of accreditation from another accrediting organization or a certificate of compliance through inspection by surveyors acting on behalf of the CLIA program. If accreditation under CAP were to terminate, either voluntarily or involuntarily, it would be necessary to convert from a certification under CLIA to a certificate of compliance (or to a certificate of accreditation with another accreditation organization) in order to maintain our ability to perform clinical tests and to continue commercial operations. Whether we or Epic Sciences would be able to successfully maintain operations through either of these alternatives would depend upon the facts and circumstances surrounding the termination of the CAP accreditation, such as whether any deficiencies were identified by CAP as the basis for termination and, if so, whether these deficiencies were addressed to the satisfaction of the surveyors for the CLIA program (or another accrediting organization).

We and certain laboratories with whom we collaborate, including Epic Sciences, are also required to maintain a California clinical laboratory license to conduct testing in California. California laws establish standards for day‑to‑day operation of clinical reference laboratories, including the training and skills required of personnel and quality control.

In addition, clinical reference laboratories are required to be licensed on a test‑specific basis by New York State. New York law also mandates proficiency testing for laboratories licensed under New York state law, regardless of whether or not such laboratories are located in New York. Moreover, Pennsylvania, Maryland and Rhode Island require that licenses are maintained to test specimens from patients in those states. Other states may have similar requirements or may adopt similar requirements in the future. Finally, we may be subject to regulation in foreign jurisdictions as we seek to expand international distribution of our tests, which may require regulatory review of our tests in order for them to be offered, or may have other limitations such as prohibitions on the export of tissue necessary for us to perform our tests that may limit our ability to distribute outside of the United States.

If we or any laboratory with whom we collaborate, including Epic Sciences, were to lose CLIA accreditation or California license, whether as a result of a revocation, suspension or limitation, we would no longer be able to sell our tests, which would limit our revenues and harm our business. Additionally, if we or any laboratory with whom we collaborate were to lose a license in New York or in other states where a license is required, specimens from those states would not be able to be tested.

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

Governmental enforcement action or qui tam civil litigation against us may result in material costs and occupy significant management resources, even if we ultimately prevail.  In addition, governmental enforcement action may result in substantial fines, penalties or administrative remedies, including exclusion from government reimbursement programs and entry into corporate integrity agreements with governmental agencies, which would entail significant obligations and costs. As described further in Item 1 – Legal Proceedings, we are being investigated by the United States Department of Justice related to our compliance with the Medicare Date of Service billing regulation. An adverse outcome could include our being required to pay treble damages, and incur attorneys’ fees, penalties and other adverse actions that could materially and adversely affect our business, financial condition and results of operations.

We have adopted policies and procedures designed to comply with these laws. In the ordinary course of our business, we conduct internal reviews of our compliance with these laws. Our compliance is also subject to governmental review. The growth of our business and sales organization and our expansion outside of the United States may increase the potential of violating these laws or our internal policies and procedures. The risk of our being found in violation of these or other laws and regulations is further increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of these laws and regulations, we may be subject to any applicable penalty associated with the violation, including civil and criminal penalties, damages and fines, we could be required to refund payments received by us, and we could lose the ability to bill for our tests and we could be required to curtail or cease our operations. Any of the foregoing consequences could seriously harm our business and our financial results.

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

As of March 31, 2018, we have entered into exclusive distribution agreements for the sale of our tests with distributors covering more than 90 countries. We may enter into other similar arrangements to distribute our tests in other countries in the future. We intend to continue to grow our business internationally, and to do so we may need to attract additional distributors to expand the territories in which we sell our tests. Despite contractual obligations, distributors may not commit the necessary resources to market and sell our tests to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to enter into arrangements with distributors to market our tests in particular geographic areas, we may not realize long‑term international revenue growth. In addition, our revenue from distributors could be negatively impacted as a result of changes in business cycles, business or economic conditions, reimbursement rates, changes in foreign currency exchange rates that make our tests more expensive in our distributors’ local currencies or other factors that could affect their ability to pay us for tests on a timely basis or at all.

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

We have only recent experience in commercializing products through collaborations with third parties, which includes our commercial collaboration with Epic Sciences, our in-licensing rights granted by Cleveland Diagnostics, and our license and development agreement with Biocartis. The collaboration with Epic Sciences poses a number of risks, including, among others, whether we will be able to obtain adequate reimbursement for Oncotype DX AR-V7 Nucleus Detect with both public and private payors, whether our commercial channel will be successful in creating market demand for Oncotype DX AR-V7 Nucleus Detect, whether Epic Sciences is able to obtain and maintain appropriate state laboratory licensure, and whether our information technology and reporting systems are adequately and securely integrated with those of Epic Sciences. We are also subject to legal, regulatory and governmental risks with regards to the performance and delivery of Oncotype DX AR-V7 Nucleus Detect tests, given that Epic Sciences is a centralized CLIA laboratory performing such tests.

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

GENOMIC HEALTH, INC.

Date: May 9, 2018	By:	/s/ Kimberly J. Popovits
Kimberly J. Popovits
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2018	By:	/s/ G. Bradley Cole
G. Bradley Cole
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)