Form 10-Q
period 2018-06-30
GENOMIC HEALTH INC
filed 2018-08-07
CIK 1131324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 35,855,233 as of July 31, 2018.

GENOMIC HEALTH, INC.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

GENOMIC HEALTH, INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$53,847	$45,518
Short-term marketable securities	99,098	84,057
Accounts receivable (net of allowance for doubtful accounts; 2018—$2,184, 2017—$3,884)	48,982	31,161
Prepaid expenses and other current assets	13,449	13,524
Total current assets	215,376	174,260
Property and equipment, net	40,054	46,440
Other assets	13,586	10,917
Total assets	$269,016	$231,617
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,192	$156
Accrued compensation and employee benefits	21,750	24,953
Accrued expenses and other current liabilities	12,705	14,084
Other current liabilities	340	323
Total current liabilities	39,987	39,516

Other liabilities	3,826	3,810
Commitments and contingencies
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	482,835	464,637
Accumulated other comprehensive loss	(65)	(294)
Accumulated deficit	(227,460)	(245,945)
Treasury stock, at cost	(30,110)	(30,110)
Total stockholders’ equity	225,203	188,291
Total liabilities and stockholders’ equity	$269,016	$231,617

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Product revenues	$95,619	$85,487	$188,244	$169,467
Operating expenses:
Cost of product revenues	14,383	13,798	33,116	27,471
Research and development	15,312	15,781	32,119	30,655
Selling and marketing	40,337	40,656	82,092	82,163
General and administrative	18,487	18,395	38,205	35,146
Total operating expenses	88,519	88,630	185,532	175,435
Income (loss) from operations	7,100	(3,143)	2,712	(5,968)
Interest income	400	206	817	364
Gain on sale of equity securities	—	—	—	2,807
Unrealized gain on equity securities	1,283	—	1,410	—
Other income (expense), net	(248)	357	61	452
Income (loss) before income taxes	8,535	(2,580)	5,000	(2,345)
Income tax expense	218	159	458	1,200
Net income (loss)	$8,317	$(2,739)	$4,542	$(3,545)
Basic net income (loss) per share	$0.23	$(0.08)	$0.13	$(0.10)
Diluted net income (loss) per share	$0.23	$(0.08)	$0.12	$(0.10)
Shares used in computing basic net income (loss) per share	35,544	34,428	35,372	34,219
Shares used in computing diluted net income (loss) per share.	36,716	34,428	36,360	34,219

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income (loss)	$8,317	$(2,739)	$4,542	$(3,545)
Other comprehensive loss:
Unrealized gain (loss), net, on available-for-sale marketable securities, net of tax of $0 for the three and six months ended June 30, 2018 and 2017, respectively	83	(4)	49	(97)
Reclassification adjustment for net gain on sale of equity securities included in net loss	—	—	—	(1,127)
Comprehensive income (loss)	$8,400	$(2,743)	$4,591	$(4,769)

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Operating activities
Net income (loss)	$4,542	$(3,545)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,224	5,434
Employee stock-based compensation	10,341	10,302
Write-off of previously capitalized software costs	2,347	—
Impairment of long-lived assets	2,095	—
Loss on disposal of property and equipment	—	35
Outside director restricted stock awarded in lieu of fees	100	100
Gain on sale of equity securities	—	(2,807)
Unrealized gain on revaluation of equity investment	(1,410)	—
Write-off of convertible promissory note	1,329	—
Deferred tax benefit from unrealized gain on available-for-sale marketable securities, net	—	820
Changes in assets and liabilities:
Accounts receivable	(3,698)	2,752
Prepaid expenses and other assets	(76)	1,397
Accounts payable	4,749	2,161
Accrued compensation and employee benefits	(3,203)	(6,545)
Accrued expenses and other liabilities	(1,099)	1,795
Net cash provided by operating activities	22,241	11,899
Investing activities
Purchases of property and equipment	(4,225)	(8,057)
Proceeds from sale of property and equipment	—	10
Purchases of marketable securities	(64,388)	(50,338)
Maturities of marketable securities	49,522	29,932
Proceeds from sales of marketable securities	—	10,155
Other investments	(2,500)	—
Net cash used in investing activities	(21,591)	(18,298)
Financing activities
Proceeds from issuance of common stock under stock plans	12,548	12,522
Withholding taxes related to restricted stock units net share settlement	(4,791)	(4,314)
Net cash provided by financing activities	7,757	8,208
Net increase in cash, cash equivalents and restricted cash	8,407	1,809
Cash, cash equivalents and restricted cash at the beginning of period	45,708	40,585
Cash, cash equivalents and restricted cash at the end of period	$54,115	$42,394
Non-cash investing and financing activities
Accrued purchases of property and equipment	$747	$2,005
Change in fair value of investment	$81	$—

See accompanying notes.

GENOMIC HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

The Company

Genomic Health, Inc. (the “Company”) is a global healthcare company that provides actionable genomic information to personalize cancer treatment decisions. The Company develops and globally commercializes genomic based clinical laboratory services that analyze the underlying biology of cancer, allowing physicians and patients to make individualized treatment decisions. The Company was incorporated in Delaware in August 2000. The Company’s first product, the Oncotype DX breast cancer test, was launched in 2004 and is used for early stage invasive breast cancer patients to predict the likelihood of breast cancer recurrence and the likelihood of chemotherapy benefit. In January 2010, the Company launched its second product, the Oncotype DX colon cancer test, which is used to predict the likelihood of colon cancer recurrence in patients with stage II disease. The tests for invasive breast and colon cancer result in a quantitative score referred to as a Recurrence Score. In December 2011, the Company made Oncotype DX available for patients with ductal carcinoma in situ (“DCIS”), a pre-invasive form of breast cancer. This test provides a DCIS Score that is used to predict the likelihood of local disease recurrence. In June 2012, the Company began offering the Oncotype DX colon cancer test for use in patients with stage III disease treated with oxaliplatin containing adjuvant therapy. In May 2013, the Company launched the Oncotype DX prostate cancer test, which provides a Genomic Prostate Score (“GPS”) to predict disease aggressiveness in men with low risk prostate cancer and to improve treatment decisions for prostate cancer patients, in conjunction with the Gleason score, or tumor grading. In February 2018, the Oncotype DX AR-V7 Nucleus Detect test for men with metastatic castration-resistant prostate cancer (“mCRPC”) became commercially available.

Principles of Consolidation

The accompanying condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. The Company had two wholly-owned subsidiaries at June 30, 2018: Genomic Health International Holdings, LLC, which was established in Delaware in 2010 and supports the Company’s international sales and marketing efforts; and Oncotype Laboratories, Inc., which was established in 2012, and is inactive. Genomic Health International Holdings, LLC has eight wholly-owned subsidiaries. The functional currency for the Company’s wholly-owned subsidiaries incorporated outside the United States is the U.S. dollar. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation and Use of Estimates

The accompanying interim period condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated balance sheet as of June 30, 2018, condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017, and condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2017 has been derived from audited financial statements, but it does not include certain information and notes required by GAAP for complete consolidated financial statements.

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

During the first quarter of 2018, the Company adopted new accounting guidance related to revenue recognition, accounting for financial instruments and presentation of restricted cash in the statement of cash flows, each of which is described below. There have been no other significant changes in the Company’s accounting policies during the three and six months ended June 30, 2018 as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended December 31, 2017.

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

The Company is also subject to credit risk from its accounts receivable related to its product sales. The majority of the Company’s accounts receivable arise from product sales in the United States. Reimbursement on behalf of patients covered by Medicare accounted for 24% and 25% of the Company’s product revenues for the three and six months ended June 30, 2018 and 22% and 23% for the three and six months ended June 30, 2017. Accounts receivable on behalf of patients directly covered by Medicare represented 15% and 23% of the Company’s total accounts receivable at June 30, 2018 and December 31, 2017, respectively. No other third party payor represented more than 10% of the Company’s product revenues or accounts receivable balances for these periods.

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

During the years ended December 31, 2017 and 2016, the Company invested $1.4 million and $6.1 million, respectively, in the subordinated convertible promissory notes of Epic Sciences, Inc. (“Epic Sciences”). See Note 6, “Collaboration and Commercial Technology Licensing Agreements,” for additional information regarding the terms of this investment. On March 8, 2017, all of the Company’s investment in the subordinated convertible promissory notes were converted into preferred stock of Epic Sciences representing approximately 9% of Epic Sciences’ voting interests, at which time the Company estimated the fair value of the subordinated convertible promissory notes to be approximately $7.1 million. In June 2018, the Company invested an additional $2.5 million in preferred stock of Epic Sciences as part of a new equity financing. As a result of this transaction, the Company’s ownership interest in Epic Sciences was reduced to approximately 8%. The preferred stock represents a variable interest in the investee. The Company has concluded it is not the primary beneficiary and thus has not consolidated the investee pursuant to the requirements of FASB ASC 810, Consolidation. The Company will continue to assess its investment and future commitments to the investee and to the extent its relationship with the investee changes, may be required to consolidate the investee in future periods. The Company determined that the investment is an equity investment for which the Company does not have the ability to exercise significant influence. Prior to the adoption of ASU 2016-01, the Company accounted for such preferred stock using the cost method of accounting and accordingly recorded such preferred stock in other assets. There were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the preferred stock during the remainder of the year ended December 31, 2017. On January 1, 2018, the Company adopted ASU No. 2016-01 which changed the way it accounts for non-marketable equity securities. The Company adjusts the carrying value of its non-marketable equity securities for changes from observable transactions for identical or similar investments of the same issuer, less impairment. All gains and losses on non-marketable equity securities, realized and unrealized, are recognized in other income (expense), net. As of June 30, 2018, the carrying value of the preferred stock of Epic Sciences was $10.8 million, of which $8.3 million was remeasured to fair value based on observable transactions during the three and six months ended June 30, 2018. The upward adjustment of $1.2 million was recorded as an unrealized gain on equity securities and included as an adjustment to the carrying value of other assets held as of June 30, 2018. The preferred stock of Epic Sciences is classified within Level 3 in the fair value hierarchy because the Company estimated the value during the three months ended June 30, 2018 utilizing an option pricing model that considered a recent observable transaction and other unobservable inputs including volatility and long-term plans of Epic Sciences.

During the year ended December 31, 2017, the Company invested $2.0 million in a convertible promissory note of Cleveland Diagnostics, Inc. (“Cleveland Diagnostics”). The investment in the convertible promissory note represented a variable interest in the investee. The Company had concluded it was not the primary beneficiary and thus had not consolidated the investee pursuant to the requirements of FASB ASC 810. The Company determined that it did not have the ability to exercise significant influence over the investee company.  In June 2018, the Company made a business decision to terminate its milestone-based collaboration with Cleveland Diagnostics and wrote off the convertible promissory note. See Note 6, “Collaboration and Commercial Technology Licensing Agreements,” for additional information.

Derivative Financial Instruments

The Company hedges a portion of its foreign currency exposures related to outstanding monetary assets and liabilities using foreign currency forward contracts. The foreign currency forward contracts the Company uses to hedge the exposure are not designated as hedges, and as a result, changes in their fair value are recorded in other income (expense). As of June 30, 2018 and December 31, 2017, the Company had foreign currency contracts with notional amounts of $20.6 million and $16.1 million, respectively.

Impairment of Long Lived Assets

The Company reviews long lived assets, which include property and equipment, intangible assets and investments in privately held companies, for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. For property and equipment and intangible assets, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using undiscounted cash flows. For investments in non-marketable equity securities, evidence of impairment might include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. If the fair value of the investment is determined to be less than the carrying value, the asset is written down to its fair value. During the six months ended June 30, 2018, the Company wrote off $2.1 million and $2.3 million of previously capitalized equipment and software development costs, respectively, due to disposal activities. See Note 11, “Restructuring Costs” for additional information regarding the disposal activities. There was no impairment recorded during the three months ended June 30, 2018 and the three and six months ended June 30, 2017.

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

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on the Company’s condensed consolidated balance sheet as of June 30, 2018 and statements of operations for the three and six months ended June 30, 2018 was as follows:

	As Reported	Balance Without Adoption of ASC 606	Adjustments
		(In thousands)
Income statement
Three Months Ended June 30, 2018
Revenues:
Product revenues	$95,619	$95,789	$(170)
Operating expenses:
General and administrative	18,487	18,990	(503)
Net income	8,317	7,984	333

Income statement
Six Months Ended June 30, 2018
Revenues:
Product revenues	188,244	189,828	(1,584)
Operating expenses:
General and administrative	38,205	39,732	(1,527)
Net income	4,542	4,599	(57)

Balance Sheet at June 30, 2018
Assets:
Accounts receivable, net	48,982	34,549	14,433
Equity:
Accumulated deficit	(227,460)	(241,526)	14,066

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

The majority of the Company’s historical product revenues have been derived from the sale of its Oncotype DX breast cancer test. For product revenues, the Company estimates the transaction price which is the amount of consideration it expects to be entitled to receive in exchange for providing services based on its historical collection experience using a portfolio approach as a practical expedient to account for patient contracts as collective groups rather than individually. The Company monitors its estimates of transaction price to depict conditions that exist at each reporting date. If the Company subsequently determines that it will collect more consideration than it originally estimated for a contract with a patient, it will account for the change as an increase in the estimate of the transaction price in the period identified.  Similarly, if the Company subsequently determines that the amount it expects to collect from a patient is less than it originally estimated, it will generally account for the change as a decrease in the estimate of the transaction price, provided that such downward adjustment does not result in a significant reversal of cumulative revenue recognized.

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

During the first half of 2018, cash collections for certain tests delivered during the three months ended March 31, 2018 came in at rates higher than originally accrued. As a result, the Company changed its estimate of the amounts to be recognized for these tests and recognized an additional $884,000 of revenue for the three and six months ended June 30, 2018. These changes in estimates resulted in increases in net income per share of approximately $0.02 for the three and six months ended June 30, 2018.

The following table presents the Company’s product revenues disaggregated by revenue source:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Invasive breast cancer test	$86,478	$78,517	$171,029	$156,575
Prostate cancer test	6,777	4,154	12,617	7,504
Other	2,364	2,816	4,598	5,388
Total product revenues	$95,619	$85,487	$188,244	$169,467

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Numerator:
Net income (loss)	$8,317	$(2,739)	$4,542	$(3,545)
Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic net income (loss) per share	35,544	34,428	35,372	34,219
Effect of dilutive securities:
Options to purchase common stock	840	—	660	—
Restricted stock units	308	—	309	—
ESPP	24	—	19	—
Total	1,172	—	988	—
Weighted-average shares of common stock outstanding used in the calculation of diluted net income (loss) per share	36,716	34,428	36,360	34,219
Basic net income (loss) per share	$0.23	$(0.08)	$0.13	$(0.10)
Diluted net income (loss) per share	$0.23	$(0.08)	$0.12	$(0.10)

The Company excluded stock awards of 666,000 and 566,000 for the three and six months ended June 30, 2018 from the computation of diluted net income per share because their effect was anti-dilutive.

The Company excluded potentially dilutive stock awards of 788,000 and 774,000 for the three and six months ended June 30, 2017 from the computation of diluted net loss per share because they were anti-dilutive.

Note 4.  Cash and Cash Equivalents, and Marketable Securities

The following tables set forth the Company’s cash and cash equivalents, and marketable securities as of the dates indicated:

	June 30,	December 31,
	2018	2017
	(In thousands)
Cash and cash equivalents
Cash	$33,821	$35,303
Money market deposits	10,552	10,215
Commercial paper	9,474	-
Total cash and cash equivalents	53,847	45,518
Marketable securities
Commercial paper	52,918	30,272
Corporate debt securities	42,529	50,260
Corporate equity securities	3,651	3,525
Total marketable securities	99,098	84,057
Total cash and cash equivalents, and marketable securities	$152,945	$129,575

The following tables summarize the Company’s available-for-sale securities that are measured at fair value as of the dates indicated:

	June 30, 2018
	Cost or	Gross	Gross	Total
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Commercial paper	$52,928	$8	$(18)	$52,918
Corporate debt securities	42,585	—	(56)	42,529
Total	$95,513	$8	$(74)	$95,447

	December 31, 2017
	Cost or	Gross	Gross	Total
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Commercial paper	$30,315	$—	$(43)	$30,272
Corporate debt securities	50,331	2	(73)	50,260
Corporate equity securities	4,020	—	(495)	3,525
Total	$84,666	$2	$(611)	$84,057

All of the Company’s marketable securities had contractual maturities of one year or less as of June 30, 2018 and December 31, 2017.

The following table provides the breakdown of the available-for-sale marketable securities with unrealized losses as of the dates indicated:

	In a Loss Position for
	Less Than 12 Months
	Gross
	Unrealized	Estimated
	Losses	Fair Value
	(In thousands)
As of June 30, 2018:
Commercial paper	$(18)	$30,406
Corporate debt securities	(56)	41,193
Total	(74)	$71,599
As of December 31, 2017:
Commercial paper	$(43)	$30,272
Corporate debt securities	(73)	45,110
Corporate equity securities	(495)	3,525
Total	$(611)	$78,907

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

In December 2017, the Company invested €3.4 million or $4.0 million in 270,000 shares of the common stock of Biocartis, a public company listed on the Euronext exchange. This corporate equity security investment was accounted for as an available-for-sale marketable security and valued at €3.0 million or $3.5 million at December 31, 2017. During the year ended December 31, 2017, $180,000 of unrealized losses relating to changes in the fair value of this investment were recorded in other comprehensive income. These securities are subject to a lock-up agreement which expires in December 2018. In accordance with ASU No 2016-01, the Company recorded an increase in fair value of $90,000 and $218,000 and a foreign currency revaluation loss of $231,000 and $91,000, in other income (expense), net for the three and six months ended June 30, 2018, respectively.

During the three months ended March 31, 2017, the Company sold its remaining shares of the common stock of Invitae Corporation for net proceeds of $10.2 million based on a cost of $6.28 per share, resulting in a realized gain of $2.8 million. There were no shares sold during the three and six months ended June 30, 2018. During the three months ended March 31, 2017, $1.1 million of unrealized gain, net of tax of $821,000 related to the shares sold was reclassified out of accumulated other comprehensive income into earnings.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis at either June 30, 2018 or December 31, 2017. The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017 by level within the fair value hierarchy:

	Actively Quoted	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance at
	Assets	Inputs	Inputs	June 30,
	Level 1	Level 2	Level 3	2018
	(In thousands)
As of June 30, 2018:
Assets
Money market deposits	$10,552	$—	$—	$10,552
Commercial paper	—	62,392	—	62,392
Corporate debt securities	—	42,529	—	42,529
Corporate equity securities	—	3,651	—	3,651
Total	$10,552	$108,572	$—	$119,124

	Actively Quoted	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance at
	Assets	Inputs	Inputs	December 31,
	Level 1	Level 2	Level 3	2017
	(In thousands)
As of December 31, 2017:
Assets
Money market deposits	$10,215	$—	$—	$10,215
Commercial paper	—	30,272	—	30,272
Corporate debt securities	—	50,260	—	50,260
Corporate equity securities	—	3,525	—	3,525
Convertible promissory note	—	—	1,329	1,329
Total	$10,215	$84,057	$1,329	$95,601

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

The Company estimated its investment in a convertible promissory note of Cleveland Diagnostics to be approximately $1.3 million at December 31, 2017. The convertible promissory note was classified as Level 3 as it was valued using unobservable inputs that were primarily based on the Company’s estimate of the fair value of the underlying preferred stock into which the note would be convertible.  In June 2018, the Company made a business decision to terminate its milestone-based collaboration with Cleveland Diagnostics and wrote off the convertible promissory note. See Note 6, “Collaboration and Commercial Technology Licensing Agreements,” for additional information.

Note 6. Collaboration and Commercial Technology Licensing Agreements

The Company has entered into a variety of collaboration and specimen transfer agreements relating to its development efforts. The Company recorded collaboration expenses of $3.2 million and $3.8 million for the three and six months ended June 30, 2018, respectively, and $912,000 and $1.8 million for the three and six months ended June 30, 2017, respectively, relating to services provided in connection with these agreements. In addition to these expenses, some of the agreements contain provisions for royalties from inventions resulting from the collaborations. The Company has specified options and rights relating to joint inventions arising out of these collaborations.

The Company is a party to various agreements under which it licenses technology on a non-exclusive basis in the field of human diagnostics. Access to these licenses enables the Company to process its tests. While certain agreements contain provisions for fixed annual payments, license fees are generally calculated as a percentage of product revenues, with rates that vary by agreement and may be tiered, and payments that may have annual minimum or maximum amounts. The Company recognized costs recorded under these agreements totaling $66,000 and $135,000 for the three and six months ended June 30, 2018, respectively, and $94,000 and $190,000 for the three and six months ended June 30, 2017, respectively, which were included in cost of product revenues.

In June 2016, the Company entered into a collaboration agreement with Epic Sciences, under which the Company was granted exclusive distribution rights to commercialize Epic Sciences’ AR-V7 Nucleus Detect test in the United States, which is marketed as Oncotype DX AR-V7 Nucleus Detect. The Company has primary responsibility, in accordance with applicable laws and regulations, for marketing and promoting the test, order fulfillment, billing and collections of receivables, claims appeals, customer support, and providing and maintaining order management systems for the test. Epic Sciences is responsible for performing all tests, performing studies, including analytic and clinical validation studies, and seeking Medicare coverage and a Medicare payment rate from the Centers for Medicare and

Medicaid Services (“CMS”) for the test. Future revenues generated from the test will be shared by the Company and Epic Sciences in accordance with the terms of the agreement. During 2016 and 2017, the Company invested $7.5 million in subordinated convertible promissory notes of Epic Sciences that converted into shares of Epic Sciences preferred stock in March 2017. The subordinated convertible promissory notes had been recognized at fair value, which the Company estimated to be approximately $7.1 million while the difference of $375,000 was deferred as of December 31, 2017 and will be recognized as an additional cost of future purchases of Oncotype DX AR-V7 Nucleus Detect tests, which the Company believes will be at a discount to fair value. The Company originally agreed to invest an additional $2.5 million in Epic Sciences preferred stock, upon achievement of one of the milestones. In June 2018, prior to the achievement of the milestone, the Company invested an additional $2.5 million in Epic Sciences preferred stock and the milestone payment was waived by Epic Sciences. Additional terms of the agreement include the Company’s obligation to pay Epic Sciences $4.0 million upon achievement of certain milestones. The collaboration agreement has a term of 10 years, unless terminated earlier under certain circumstances.

In September 2017, the Company entered into an exclusive license and development agreement with Biocartis, a molecular diagnostics company based in Belgium, to develop and commercialize an in vitro diagnostic (“IVD”) version of the Oncotype DX breast cancer test on Biocartis’ Idylla platform that can be performed locally by laboratory partners and in hospitals around the world. Under the terms of the license and development agreement, the Company has an exclusive, worldwide, royalty-bearing license to develop and commercialize an IVD version of the Oncotype DX breast cancer test on the Biocartis Idylla platform, and an option to expand the collaboration to include additional tests in oncology and urology. The Company has primary responsibility for developing, validating and obtaining regulatory authorizations and registrations for IVD Oncotype DX tests to be performed on the Idylla platform. The Company is also responsible for manufacturing and commercialization activities with respect to such tests. Pursuant to the license and development agreement, the Company recorded a one-time upfront license and option fee of €2.8 million, or $3.2 million, which is included in research and development expenses in the year ended December 31, 2017. In December 2017, the Company purchased 270,000 ordinary shares of Biocartis at the market price of €12.50 for a total cost of €3.4 million or $4.0 million. This investment is subject to a lock-up agreement that expires in December 2018. The investment has been recognized at fair value, which the Company believes to be $3.7 million and $3.5 million at June 30, 2018 and December 31, 2017, respectively. Additional terms of the license and development agreement include the Company’s obligation to pay Biocartis an aggregate of €6.5 million in cash upon achievement of certain milestones, and royalties based primarily on the future sales volumes of the Company’s test performed on the Idylla platform.

In November 2017, the Company entered into an exclusive licensing agreement with Cleveland Diagnostics to develop and commercialize new prostate cancer tests based on Cleveland Diagnostics' IsoPSA reagents and technology. During the year ended December 31, 2017, the Company invested $2.0 million in a convertible promissory note of Cleveland Diagnostics. The convertible promissory note has been recognized at fair value, which the Company estimated to be approximately $1.3 million at December 31, 2017 based on the Company’s estimate of the fair value of the underlying preferred stock into which the note is convertible. In June 2018, the Company made a business decision to discontinue development of the IsoPSA assay and terminate its agreement with Cleveland Diagnostics following its internal review for advancing an early stage technology into the next phase of product development. As a result, the Company wrote off the convertible promissory note and interest accrued through the termination date in the aggregate amount of $1.4 million in the three months ended June 30, 2018.

Note 7. Commitments and Contingencies

Lease Obligations

The Company has entered into non-cancellable operating leases for laboratory and office facilities. Rental expense under operating lease agreements was $1.6 million and $3.2 million for the three and six months ended June 30, 2018, respectively, and $1.6 million and $3.1 million for the three and six months ended June 30, 2017, respectively.

Future non‑cancelable commitments under these operating leases at June 30, 2018 were as follows:

Annual
Payments
(In thousands)
Years Ending December 31,
2018 (remainder of year)	$3,130
2019	6,845
2020	7,008
2021	4,800
2022	4,176
2023 and thereafter	1,082
Total minimum payments	$27,041

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

Note 8. Stock-Based Compensation

Stock Options

The following table summarizes the activities for stock options for the six months ended June 30, 2018:

	Outstanding Options
	Number of	Weighted-Average
	Shares	Exercise Price
	(In thousands)
Balance at December 31, 2017	3,460	$26.42
Options granted	659	$34.89
Options exercised	(436)	$22.92
Options forfeited	(111)	$29.68
Options expired	—	$27.00
Balance at June 30, 2018	3,572	$28.31
Exercisable at June 30, 2018	2,268	$26.60
Vested and expected to vest at June 30, 2018	3,471	$28.22

Restricted Stock Units

The following table summarizes the activities for restricted stock units (“RSU”s) for the six months ended June 30, 2018:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
	(In thousands)
Balance at December 31, 2017	964	$28.25
RSUs granted	512	$33.31
RSUs vested	(400)	$28.38
RSUs cancelled	(177)	$30.13
Balance at June 30, 2018	899	$30.70

Restricted Stock in Lieu of Directors’ Fees

Outside members of the Company’s Board of Directors may elect to receive fully-vested restricted stock in lieu of cash compensation for services as a director. During the six months ended June 30, 2018, the Company issued 3,055 shares of restricted stock to outside directors, with a grant date fair value of $100,000 and a weighted-average grant date fair value of $32.68 per share.

Employee Stock Purchase Plan

During the six months ended June 30, 2018, 98,916 shares of common stock were issued pursuant to the Employee Stock Purchase Plan (“ESPP”). As of June 30, 2018, there was $657,000 of unrecognized compensation expense related to the ESPP, which is expected to be recognized over a period of five months.

Employee Stock-Based Compensation Expense

Share-based compensation expense recognized and included in the condensed consolidated statements of operations was allocated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Cost of product revenues	$224	$170	$451	$361
Research and development	1,070	1,443	2,333	2,831
Selling and marketing	1,345	1,478	2,632	2,989
General and administrative	2,516	2,106	4,925	4,121
Total	$5,155	$5,197	$10,341	$10,302

Note 9. Segment Information

The Company operates in one business segment, which primarily focuses on the development and global commercialization of genomic-based clinical laboratory services that analyze the underlying biology of cancer, allowing physicians and patients to make individualized treatment decisions. The Company’s Oncotype DX breast, colon and prostate cancer tests have similar economic and other characteristics, including the nature of the products and production processes, type of customers, distribution methods and regulatory environment. As of June 30, 2018, the majority of the Company’s product revenues have been derived from sales of one product, the Oncotype DX breast cancer test.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
United States	$81,440	$72,409	$160,307	$142,998
Outside of the United States	14,179	13,078	27,937	26,469
Total revenues	$95,619	$85,487	$188,244	$169,467

Note 10. Income Taxes

The Company recognized income tax expense of $218,000 and $458,000 for the three and six months ended June 30, 2018, respectively, and $159,000 and $1.2 million for the three and six months ended June 30, 2017, respectively, which was computed using the “discrete” (or “cut-off”) method. The income tax expense for the three and six months ended June 30, 2018 was primarily comprised of foreign income tax expense. The income tax expense for the three and six months ended June 30, 2017 was primarily comprised of the intraperiod tax allocation of the deferred tax impact for available for sale marketable securities and foreign income tax expense.

Based on all available objective evidence, the Company believes that it is still more likely than not that its net deferred tax assets will not be fully realized. Accordingly, the Company maintains a valuation allowance against all of its net deferred tax assets as of both June 30, 2018 and December 31, 2017. The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

The Company had $2.6 million and $2.4 million of unrecognized tax benefits at June 30, 2018 and December 31, 2017, respectively. The Company does not anticipate a material change to its unrecognized tax benefits over the next 12 months that would affect its effective tax rate. Unrecognized tax benefits may change during the next 12 months for items that arise in the ordinary course of business.

Accrued interest and penalties related to unrecognized tax benefits are recognized as part of the Company’s income tax provision in its condensed consolidated statements of operations. The statute of limitations remains open for the years 2001 through 2018 in U.S. federal and state jurisdictions, and for the years 2012 through 2018 in foreign jurisdictions.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the Act) was signed into law. Accounting Standards Codification 740, Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin 118, which allows companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. The Company adjusted its deferred tax assets and liabilities based on the reduction of the U.S. federal corporate tax rate from 35% to 21% as of December 31, 2017 and assessed the realizability of its deferred tax assets based on the current understanding of the provisions of the new law. As of June 30, 2018, the Company still considers its accounting for the impacts of the new law to be provisional and will continue to assess the impact of the recently enacted tax law on its business and condensed consolidated financial statements over the next six months.

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

In March 2018, the Company recorded charges of $8.5 million consisting of $4.8 million in non-cash asset impairments and $3.7 million in employee separation charges, all of which were recorded as operating expenses in the condensed consolidated statements of operations. During the three months ended June 30, 2018, the Company recorded an additional separation charge of $69,000 and adjustments to reduce non-cash asset impairments for $80,000.

Of the $3.7 million of employee separation charges, the Company paid $628,000 during the three months ended March 31, 2018 and paid the remaining $3.1 million during the three months ended June 30, 2018.

There were no restructuring costs for the three and six months ended June 30, 2017.

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

In January 2004, we launched our first Oncotype DX test, which is used to predict the likelihood of cancer recurrence and the likelihood of chemotherapy benefit in early stage invasive breast cancer patients. In January 2010, we launched our second Oncotype DX test, the first multigene expression test developed to assess risk of recurrence in stage II colon cancer patients. In late December 2011, we made Oncotype DX available for patients with DCIS, a pre-invasive form of breast cancer. In June 2012, we extended our offering of the Oncotype DX colon cancer test to patients with stage III disease treated with oxaliplatin-containing adjuvant therapy. In May 2013, we launched our Oncotype DX prostate cancer test, which is used to predict disease aggressiveness in men with low and intermediate risk disease. In February 2018, the Oncotype DX AR-V7 Nucleus Detect test for men with metastatic castration-resistant prostate cancer, or mCPRC, became commercially available. As of July 31, 2018, the list price of our Oncotype DX breast cancer tests in the United States was $4,620, the list price of our Oncotype DX colon cancer test was $4,420, the list price of our Oncotype DX prostate cancer test was $4,520, and the list price of the Oncotype DX AR-V7 Nucleus Detect test was $3,950. The substantial majority of our historical revenues have been derived from the sale of Oncotype DX breast cancer tests ordered by physicians in the United States.

For the three and six months ended June 30, 2018, more than 33,590 and 66,030 Oncotype test reports were delivered for use in treatment planning, compared to more than 31,550 and 63,130 test reports delivered for the same periods in 2017. All of our internally-developed tests are conducted at our clinical reference laboratory in Redwood City, California, which is accredited under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and certified by the College of American Pathologists, or CAP. Our clinical reference laboratory processing capacity is currently approximately 150,000 tests annually, and has significant expansion capacity with incremental increases in laboratory personnel and equipment. The Oncotype DX breast, colon, and prostate cancer tests analyze different genes. However, all of our tests, excluding Oncotype DX AR-V7 Nucleus Dectect, are based on a similar Oncotype DX reverse transcription polymerase chain reaction, or RT-PCR, platform and require both histology and pathology assessments. We believe that we currently have sufficient capacity to process current demand for our tests.

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

In June 2018, the results of the Trial Assigning IndividuaLized Options for Treatment (Rx), or TAILORx, were published in The New England Journal of Medicine and presented at the plenary session of the 2018 American Society of Clinical Oncology annual meeting. The TAILORx trial was independently designed and led by ECOG-ACRIN Cancer Research Group under the sponsorship of the National Cancer Institute, or NCI.  TAILORx represents the largest breast cancer treatment trial ever conducted, and thousands of investigators enrolled more than 10,000 women across approximately 1,200 sites in six countries. With regard to the primary endpoint, TAILORx enrolled approximately 7,000 women with Oncotype DX Breast Recurrence Score results of 11 to 25. This primary study group was randomized to receive hormonal therapy with or without chemotherapy in order to more precisely define the benefit of chemotherapy, if any. These randomized patients with Oncotype DX Breast Recurrence Score results of 11 to 25 comprised approximately two-thirds of all TAILORx patients and were followed long-term, with nine-year outcomes reported. This group of women represents approximately 260,000 breast cancer patients diagnosed in major global markets each year. The TAILORx study definitively established that chemotherapy can be spared in at least 70 percent of patients. Tumor size or tumor grade did not predict chemotherapy benefit. Thus, the TAILORx trial established that chemotherapy treatment should be guided using the Oncotype DX breast cancer test as the genomic classifier. We anticipate that the results of the TAILORx study will have a positive impact on our invasive breast cancer revenue growth.

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

Oncotype DX Colon Cancer Test

We expect to continue to pursue adoption of and reimbursement for our Oncotype DX colon cancer test. We are working with public and private payors and health plans to secure coverage for our Oncotype DX colon cancer test based upon our published and presented results in clinical validation studies and the completed and ongoing studies designed to demonstrate the treatment decision impact of the test in clinical practice. We intend to pursue reimbursement while seeking to obtain formal coverage policies with payors and expect that this test will continue to be reviewed on a case by case basis until policy decisions have been established. We may need to hire additional commercial, scientific, technical and other personnel to support this process. We believe it may take several years to achieve additional reimbursement with third-party payors for our colon cancer test. However, we cannot predict whether, or under what circumstances, payors will reimburse for this test.

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

In November 2017, we entered into an exclusive license agreement with Cleveland Diagnostics, Inc., or Cleveland Diagnostics, a biotechnology company based in Cleveland, Ohio, whereby we were granted exclusive global rights to develop and commercialize early- and late-stage cancer diagnostic tests based on Cleveland Diagnostics’ proprietary IsoPSA reagent and solvent interaction analysis technology platform.  In June 2018, we discontinued development of the IsoPSA assay and terminated our agreement with Cleveland Diagnostics. The decision to terminate was based on internal review of advancing an early stage product into the next phase of development.

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

We have also begun development of an IVD version of the Oncotype DX breast cancer test on Biocartis' Idylla platform that we believe will be able to be performed locally by laboratory partners and in hospitals around the world.

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

Economic Environment

Continuing concerns over entitlement and health care reform efforts, including efforts to repeal, replace or reduce the impact of the Affordable Care Act, or ACA, regulatory changes and taxation issues, and geopolitical issues have contributed to uncertain expectations both for the U.S. and global economies. These factors, combined with uncertainties in business and consumer confidence and continued concerns regarding the stability of some European Union member countries, have contributed to the expectations of slower domestic and global economic growth in the near term. We periodically evaluate the impact of the economic environment on our cash management, cash collection activities and volume of tests delivered.

As of the date of this report, we have not experienced a loss of principal on any of our short-term marketable securities, and we expect that we will continue to be able to access or liquidate these investments as needed to support our business activities. We periodically monitor the financial position of our significant third-party payors, which include Medicare and managed care companies. As of the date of this report, we do not expect the current economic environment to have a material negative impact on our ability to collect payments from third-party payors in the foreseeable future. We believe the economic environment and changes in the healthcare system continued to impact product payment cycles, growth in tests delivered and product revenue generated during the three and six months ended June 30, 2018. We intend to continue to assess the impact of the economic environment on our business activities. If the economic environment does not improve or deteriorates, our business including our patient population, government and third-party payors and our distributors and suppliers could be negatively affected, resulting in a negative impact on our product revenues.

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

In addition, the Protecting Access to Medicare Act of 2014, or PAMA, requires CMS to implement a substantial new payment system for certain clinical laboratory tests which became effective in 2018. Under PAMA, laboratories that receive the majority of their Medicare revenues from payments made under the Clinical Laboratory Fee Schedule, or CLFS, or the Physician Fee Schedule will be required to report every three years (or annually for “advanced diagnostic laboratory tests”), private payor payment rates and volumes for their tests. CMS will use the rates and volumes reported by laboratories to develop Medicare payment rates for the tests equal to the volume-weighted median of the private payor payment rates for the tests. As a result, effective January 1, 2018, our Medicare reimbursement rate for our invasive breast cancer test increased by more than 10%. This rate will be reassessed every three years.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, management evaluates its significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates. Estimates are assessed each period and updated to reflect current information. A summary of our critical accounting policies is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017. During the first quarter of 2018, we adopted new accounting guidance related to revenue recognition, accounting for financial instruments and presentation of restricted cash in the statement of cash flows, each of which is described below at “Recently Adopted Accounting Pronouncements.” There have been no other significant changes in our accounting policies during the six months ended June 30, 2018 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations

Three and Six Months Ended June 30, 2018 and 2017

We recognized net income of $8.3 million and $4.5 million for the three and six months ended June 30, 2018, respectively, compared to a net loss of $2.7 million and $3.5 million for the three and six months ended June 30, 2017, respectively. On a basic and diluted per share basis, net income per share was $0.23 and $0.23, respectively, for the three months ended June 30, 2018, and $0.13 and $0.12, respectively, for the six months ended June 30, 2018. On a basic and diluted per share basis, net loss per share was $0.08 and $0.10 for the three and six months ended June 30, 2017, respectively. We may incur net losses in future periods due to future spending and fluctuations in our business, and we may not achieve or maintain sustained profitability in the future.

Revenues

We derive our revenues primarily from product sales and, in some periods, from contract research arrangements. We operate in one industry segment. As of June 30, 2018, the substantial majority of our product revenues have been derived from the sale of our Oncotype DX breast cancer test. Payors are billed upon generation and delivery of test results to the ordering physician.

Revenues are recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Invasive breast cancer test	$86,478	$78,517	$171,029	$156,575
Prostate cancer test	6,777	4,154	12,617	7,504
Other	2,364	2,816	4,598	5,388
Product revenues	$95,619	$85,487	$188,244	$169,467
Period over period dollar increase in product revenues	$10,132		$18,777
Period over period percentage increase in product revenues	12%		11%

The period over period increase in product revenues resulted, in part, from increased adoption, as well as favorable rate increases resulting from new Medicare pricing and private payor contract renewals, and the January 1, 2018 adoption of the new revenue accounting standard ASC 606 as described in Note 2 in the Notes to the Condensed Consolidated Financial Statements and below at “Recently Adopted Accounting Pronouncements.” We adopted ASC 606 using the modified retrospective method, which applies the new standard prospectively, and therefore does not impact prior years’ reported revenue.

Test volume increased by 6% and 5% for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017. Of the growth in test volume, our U.S. invasive breast cancer and prostate cancer tests increased by 4% and 32%, respectively, for the three months ended June 30, 2018 compared to the same period in 2017. For the six months ended June 30, 2018 compared to the same period in 2017, test volume of our U.S. invasive breast cancer and prostate cancer tests increased 4% and 29%, respectively, offset by a 3% decrease in our international test volume.

International product revenues were $14.2 million, or 15% and $27.9 million or 15%, of product revenues for the three and six months ended June 30, 2018, respectively, compared to $13.1 million, or 15% and $26.5 million or 16%, respectively, of product revenues for the three and six months ended June 30, 2017.

Product revenues related to Medicare patients for the three and six months ended June 30, 2018 comprised 24% and 25%, respectively, of product revenues compared to 22% and 23% for each of the same periods in 2017. There were no other third-party payors comprising product revenues of 10% or more for those periods.

Cost of Product Revenues

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Tissue sample processing costs	$14,093	$13,534	$32,540	$26,920
Stock-based compensation	224	170	451	361
Total tissue sample processing costs	14,317	13,704	32,991	27,281
License fees	66	94	125	190
Total cost of product revenues	$14,383	$13,798	$33,116	$27,471
Period over period dollar increase in tissue sample processing costs	$559		$5,620
Period over period percentage increase in tissue sample processing costs	4%		21%

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

Total tissue sample processing costs increased $559,000 for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Total tissue sample processing costs increased $5.6 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase for the six month period was primarily due to our March 2018 cessation of Oncotype SEQ, including Oncotype SEQ Liquid Select test, product development and commercialization activities, including a one-time write-off of fixed assets and inventory totaling $3.6 million as well as a $1.3 million increase in personnel-related expenses and stock-based compensation due to increased headcount and contract labor and an $86,000 increase in net cost allocations, also primarily due to increased headcount. We expect the cost of product revenues may increase in future periods to the extent we process more tests.

Research and Development Expenses

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Personnel-related expenses	$8,425	$9,157	$20,092	$18,332
Stock-based compensation	1,070	1,443	2,333	2,831
Collaboration expenses	2,829	686	3,148	1,507
Reagents and laboratory supplies	1,249	1,218	1,961	1,995
Allocated information technology, facilities and other costs	282	1,636	381	3,112
Other costs	1,457	1,641	4,204	2,878
Total research and development expenses	$15,312	$15,781	$32,119	$30,655
Period over period dollar increase (decrease)	$(469)		$1,464
Period over period percentage increase (decrease)	(3)%		5%

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

The $469,000, or 3%, decrease in research and development expenses for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily due to a $1.4 million decrease in allocated information technology, facilities and other costs, a $732,000 decrease in personnel-related expense and a $373,000 decrease in stock-based compensation expense partially offset by a $2.1 million increase in collaboration expenses. The decreases in personnel-related expense and allocations are primarily due to the reduction in personnel as a result of our cessation of Oncotype SEQ in March 2018. The $2.1 million increase in collaboration expense is primarily due to a $990,000 milestone payment to Biocartis and a $1.3 million write-off of a convertible promissory note in connection with the termination of our collaboration with Cleveland Diagnostics.

The $1.5 million, or 5%, increase in research and development expenses for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to a $1.6 million increase in collaboration expenses,   a $1.8 million increase in personnel-related expense and a $1.3 million increase in other costs partially offset by a $2.8 million decrease in allocated information technology, facilities and other costs and a $498,000 decrease in stock-based compensation expense.

The $1.8 million increase in personnel-related expense and the $1.3 million increase in other costs for the six months ended June 30, 2018, was primarily attributable to $1.8 million in severance and other personnel-related costs and a $1.3 million write-off of assets related to our cessation of Oncotype SEQ, including the Oncotype SEQ Liquid Select test, product development and commercialization activities. The $1.8 million increase in collaboration expense includes a $990,000 milestone payment to Biocartis and a $1.3 million write-off of a convertible promissory note in connection with the termination of our collaboration with Cleveland Diagnostics. The offsetting decreases in allocations and stock-based compensation expense are primarily due to the reduction in personnel as a result of our cessation of Oncotype SEQ in March 2018.

We expect our research and development expenses to increase in future periods due to increased investment in our new product pipeline for breast, prostate and other cancers.

Selling and Marketing Expenses

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Personnel-related expenses	$20,082	$20,455	$42,218	$41,836
Stock-based compensation	1,345	1,478	2,632	2,989
Promotional and marketing materials	3,753	3,991	5,927	8,121
Travel, meetings and seminars	3,709	3,911	8,259	8,458
Collaboration expenses	413	226	666	340
Allocated information technology, facilities and other costs	9,915	9,512	20,108	18,262
Other costs	1,120	1,083	2,282	2,157
Total selling and marketing expenses	$40,337	$40,656	$82,092	$82,163
Period over period dollar decrease	$(319)		$(71)
Period over period percentage decrease	(1)%		(0)%

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

The $319,000, or 1%, decrease in selling and marketing expenses for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily due to a $373,000 decrease in personnel-related expense, a $238,000 decrease in promotional marketing materials expense and a $202,000 decrease in travel expenses partially offset by a $403,000 increase in allocated information technology, facilities and other occupancy costs. The increase in allocations is primarily due to information technology-related projects to improve efficiencies for processing domestic and international orders of our tests.

Selling and marketing expenses for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 were substantially flat and include a $1.8 million increase in allocated information technology, facilities and other occupancy costs and a $382,000 increase in personnel-related expense offset by a $2.2 million decrease in promotional marketing materials expense. The increase in personnel-related expense includes $1.0 million in severance and other personnel-related costs related to our cessation of Oncotype SEQ, including the Oncotype SEQ Liquid Select test, product development and commercialization activities offset by a decrease in expense from the reduction in personnel as a result of our cessation of Oncotype SEQ in March 2018. The increase in allocations is primarily due to information technology-related projects to improve efficiencies for processing domestic and international orders of our tests. The decrease in promotional and marketing materials is due to a combination of delayed programs in the first half of 2018 and non-recurring marketing programs in the first half of 2017.

We expect selling and marketing expenses will increase in future periods due to our efforts to establish adoption of and reimbursement for our products, continued investment in our global commercial infrastructure and increases in our sales force and incurring other expenses to support the growth of our business.

General and Administrative Expenses

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Personnel-related expenses	$12,955	$13,490	$28,282	$26,668
Stock-based compensation	2,516	2,106	4,925	4,121
Occupancy and equipment expenses	8,733	8,583	17,091	16,334
Billing and collection fees	3,155	3,218	6,114	6,138
Bad debt expense	—	1,187	—	1,599
Professional fees and other expenses	3,361	3,117	6,452	5,744
Information technology, facilities and other cost allocations	(12,233)	(13,306)	(24,659)	(25,458)
Total general and administrative expenses	$18,487	$18,395	$38,205	$35,146
Period over period dollar increase	$92		$3,059
Period over period percentage increase	1%		9%

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

General and administrative expenses for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 were substantially flat and included a $1.2 million decrease in bad debt expense and a $535,000 decrease in personnel-related expenses offset by a $1.1 million increase in allocated information technology, facilities and other occupancy costs allocated to other functional areas, a $410,000 increase in stock-based compensation expense and a $244,000 increase in professional fees and other expenses. The $1.1 million increase in allocated information technology, facilities and other occupancy costs allocated to other functional areas is primarily due to depreciation and amortization on equipment and facilities not in place in the prior year. There was no bad debt expense for the three months ended June 30, 2018 due to our implementation of the new revenue guidance on January 1, 2018, on a modified retrospective basis. However, we may incur bad debt expense in the future.

The $3.1 million, or 9%, increase in general and administrative expenses for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to a $1.6 million increase in personnel-related expenses, a $804,000 increase in stock-based compensation expense, a $799,000 increase in allocated information technology, facilities and other occupancy costs allocated to other functional areas, a $757,000 increase in occupancy and equipment expenses, and a $708,000 increase in professional fees and other expenses. These increases were partially offset by a $1.6 million decrease in bad debt expense. The $1.6 million increase in personnel-related expenses includes $909,000 in severance and other personnel-related costs related to our cessation of the Oncotype SEQ, including Oncotype SEQ Liquid Select test, product development and commercialization activities in March 2018, and a $793,000 increase in contract labor and consulting services related to evaluation of our business for process improvements and information technology enhancements. The $757,000 increase in occupancy and equipment expenses is primarily due to depreciation and amortization on equipment and facilities not in place in the prior year. There was no bad debt expense for the six months ended June 30, 2018 due to our implementation of the new revenue guidance on January 1, 2018, on a modified retrospective basis. However, we may incur bad debt expense in the future.

We expect general and administrative expenses to increase in future periods as we hire additional staff and incur other expenses to support the growth of our business, and to the extent we spend more on billing and collections fees.

Interest Income

Interest income was $400,000 and $817,000 for the three and six months ended June 30, 2018, respectively, compared to $206,000 and $364,000 for the three and six months ended June 30, 2017, respectively. The $194,000 and $453,000 increases in interest income for the three and six months ended June 30, 2018, respectively, over the comparable periods in 2017 were primarily due to increase in short-term investments held in commercial paper and corporate bonds. We expect our interest income will remain nominal if the current low interest rate environment continues.

Gain on sale of equity securities

For the three and six months ended June 30, 2017, we realized gain on sale of equity securities of $0 and $2.8 million in connection with the sale of our common stock of Invitae Corporation, or Invitae. As of June 30, 2017, we had sold all of our remaining shares of common stock of Invitae. There was no such activity for the comparable periods of 2018.

Unrealized gain on equity securities

For the three and six months ended June 30, 2017, we had unrealized gain on equity securities of $1.3 million and $1.4 million. There was no such activity for the comparable periods of 2018.

Other Income (Expense), Net

Other expense, net was $248,000 and other income, net was $61,000 for the three and six months ended June 30, 2018, respectively, compared to other income, net of $357,000 and $452,000 for the three and six months ended June 30, 2017. Other expense, net for the three months ended June 30, 2018 and other income, net for the six months ended June 30, 2018 was primarily related to $228,000 and $34,000 of net foreign currency losses and gains, respectively. Other income, net for the three and six months ended June 30, 2017 was primarily related to $347,000 and $424,000 of net foreign currency gains, respectively, resulting from valuation adjustments to our international accounts receivable balance. We expect other income (expense), net to continue to fluctuate based on fluctuations in exchange rates that impact our foreign currency transaction gains and losses.

Income Tax Expense (Benefit)

We recognized income tax expense of $218,000 and $458,000 for the three months ended June 30, 2018, respectively, which was computed using the “discrete” (or “cut-off”) method. Income tax expense for the three and six months ended June 30, 2018 was primarily composed of foreign income tax expense.

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

Based on all available objective evidence, management believes that it is still more likely than not that our net deferred tax assets will not be fully realized. Accordingly, we maintain a valuation allowance against all of our net deferred tax assets as of both June 30, 2018 and December 31, 2017. We will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of our deferred tax assets.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the Act) was signed into law. Accounting Standards Codification 740, Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin 118, which allows companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. We adjusted our deferred tax assets and liabilities based on the reduction of the U.S. federal corporate tax rate from 35% to 21% as of December 31, 2017 and assessed the realizability of our deferred tax assets based on the current understanding of the provisions of the new law. As of June 30, 2018, we still consider our accounting for the impacts of the new law to be provisional and will continue to assess the impact of the recently enacted tax law on our business and condensed consolidated financial statements over the next six months.

Liquidity and Capital Resources

As of June 30, 2018, we had an accumulated deficit of $227.5 million. We may incur net losses in the future, and we cannot provide assurance as to when, if ever, we will achieve sustained profitability. We expect that our research and development expenses, selling and marketing expenses and general and administrative expenses will increase in future periods and, as a result, we will need to continue to generate significant product revenues to achieve sustained profitability.

	June 30,	December 31,
	2018	2017
	(in thousands)
Cash, cash equivalents and short-term marketable securities	$152,945	$129,575
Working capital	175,389	134,744

Sources (Uses) of Liquidity

Historically we have financed our operations primarily through sales of our equity securities and cash received in payment for our tests. At June 30, 2018, we had cash, cash equivalents and short-term investments of $152.9 million compared to $129.6 million at December 31, 2017. The $23.4 million increase was primarily attributable to an increase in cash generated from operations, partially offset by investments in the growth of our business, including research and development, global expansion, and activities related to reimbursement coverage of our tests. In accordance with our investment policy, available cash is invested in short-term and long-term, low-risk, investment-grade debt instruments. Our cash and marketable securities are held in a variety of interest-bearing instruments including money market accounts and high-grade commercial paper and corporate bonds.

Accounts Receivable

At June 30, 2018 and December 31, 2017, $49.0 million, or 18%, and $31.2 million, or 13%, respectively, of our total assets consisted of accounts receivable. The $17.8 million increase in accounts receivable from December 31, 2017 to

June 30, 2018 was primarily due to the change in revenue recognition for certain payors who were not accrual payors prior to our adoption of the new revenue guidance.

Days sales outstanding, or DSO, is a measure of the average number of days it takes for us to collect our accounts receivable, calculated from the date that tests are billed. At June 30, 2018 and December 31, 2017, our weighted average DSOs were 68 days and 62 days, respectively. The timing of our billing and cash collections may also cause fluctuations in our monthly DSOs and accounts receivable.

The following tables summarize accounts receivable by payor mix at June 30, 2018 and December 31, 2017:

	June 30, 2018
		% of		31 - 60	61 - 90	91 - 120	121 to 180	Over 180
	Total	Total	Current	Days	Days	Days	Days	Days
	(In thousands)
Managed care and other	$43,620	85%	$25,713	$4,102	$3,803	$2,978	$2,998	4,026
Medicare	7,546	15	7,118	76	69	71	68	144
Total	51,166	100%	$32,831	$4,178	$3,872	$3,049	$3,066	$4,170
Allowance for doubtful accounts	(2,184)
Net accounts receivable	$48,982

	December 31, 2017
		% of		31 - 60	61 - 90	91 - 120	121 to 180	Over 180
	Total	Total	Current	Days	Days	Days	Days	Days
	(In thousands)
Managed care and other	$27,017	77%	$12,501	$5,028	$2,225	$1,771	$1,775	$3,717
Medicare	8,028	23	6,170	564	94	258	467	475
Total	35,045	100%	$18,671	$5,592	$2,319	$2,029	$2,242	$4,192
Allowance for doubtful accounts	(3,884)
Net accounts receivable	$31,161

Cash Flows

The following table summarizes our cash flow activities:

	2018	2017
	(In thousands)
For the six months ended June 30,
Cash provided by (used in):
Operating activities	$22,241	$11,899
Investing activities	(21,591)	(18,298)
Financing activities	7,757	8,208
Capital expenditures (included in investing activities above)	$(4,225)	$(8,057)

Cash Provided by Operating Activities

Cash provided by operating activities was $22.2 million for the six months ended June 30, 2018 and consisted primarily of net income of $4.5 million adjusted for non-cash items of $21.0 million and $3.3 million related to changes in operating assets and liabilities.

Cash provided by operating activities was $11.9 million for the six months ended June 30, 2017 and consisted primarily of net loss of $3.5 million adjusted for non-cash items of $16.7 million, gain on sale of equity securities of $2.8 million and $1.6 million related to changes in operating assets and liabilities.

Cash Used in Investing Activities

Cash used in investing activities for the six months ended June 30, 2018 was $21.6 million, consisting of $14.9 million net purchases of marketable securities, $4.2 million in capital expenditures related to the expansion of our business and an additional $2.5 million investment in preferred stock of Epic Sciences.

Cash used in investing activities for the six months ended June 30, 2017 was $18.3 million, consisting of $20.4 million net purchases of marketable securities and $8.1 million in capital expenditures related to the expansion of our business offset by $10.2 million of proceeds from sales of marketable securities.

Cash (Used in) Provided by Financing Activities

Cash used in financing activities for the six months ended June 30, 2018 was $7.8 million, consisting primarily of $12.5 million of proceeds from the issuance of our common stock upon the exercise of stock options offset by $4.8 million of cash paid for tax withholdings related to net share settlements of RSUs.

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

Our future funding requirements will depend on many factors, including the following:

•	the rate of progress in establishing and maintaining reimbursement arrangements with domestic and international third-party payors;

•	costs associated with expanding our commercial and laboratory operations, including our selling and marketing efforts;
•	the rate of progress and cost of research and development activities associated with expansion of our current tests and the development of new tests;
•	the rate of progress and cost of selling and marketing activities associated with expanding adoption of our tests;
•	costs associated with acquiring, licensing or investing in technologies;
•	costs associated with acquiring or investing in complementary businesses or assets;
•	expenditures in connection with strategic relationships and license agreements, including our agreements with Epic Sciences and Biocartis;
•	costs related to future product launches;
•	costs related to acquiring or achieving access to tissue samples and technologies;
•	costs related to filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the effect of competing technological and market developments;
•	costs related to international expansion;
•	costs and delays in product development as a result of any changes in regulatory oversight applicable to our products or operations;
•	the impact of changes in Federal, state and international taxation; and
•	the economic and other terms and timing of any collaborations, licensing or other arrangements into which we may enter or investments or acquisitions we might seek to effect.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we had no off-balance sheet arrangements.

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

At June 30, 2018, we had cash, cash equivalents and short-term marketable securities of $152.9 million. We currently do not utilize derivative financial instruments to hedge interest rate exposure. The securities in our investment portfolio are classified as available-for-sale securities and are, due to their short-term nature, subject to minimal interest rate risk. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels at June 30, 2018, the impact on the fair value of these securities or our cash flows or income would not be material.

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

We recognized net foreign currency gains (losses) of $(228,000) and $34,000 for the three and six months ended June 30, 2018, respectively and $347,000 and $424,000 for the three and six months ended June 30, 2017, respectively. The functional currency of our wholly-owned subsidiaries is the U.S. dollar, so we are not currently subject to gains and losses from foreign currency translation of the subsidiary financial statements. We use forward contracts to mitigate the impact of adverse movements in foreign exchange rates related to the remeasurement of monetary assets and liabilities and hedge our foreign currency exchange rate exposure. As of June 30, 2018 and December 31, 2017, we had foreign currency contracts with notional amounts of $20.6 million and $16.1 million, respectively. Although the impact of currency fluctuations on our financial results has been immaterial in the past, there can be no guarantee that the impact of currency fluctuations related to our international activities will not be material in the future.

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

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the second quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have historically incurred substantial net losses. From our inception in August 2000 through June 30, 2018, we had an accumulated deficit of $227.5 million. We expect to continue to invest in our product pipeline, including our current Oncotype DX tests and future commercialized products, and to invest in our global commercial infrastructure, our laboratory operations, commercial collaborations, and other technologies. For the three and six months ended June 30, 2018, our research and development expenses were $15.3 million and $32.1 million, respectively, and our selling and marketing expenses were $40.3 million and $82.1 million, respectively. We expect our expense levels to continue to increase for the foreseeable future as we seek to globally expand the clinical utility of our Oncotype DX breast and prostate cancer tests, drive adoption of and reimbursement for our Oncotype DX colon cancer and prostate cancer tests and develop and commercialize new tests, including Oncotype DX AR-V7 Nucleus Detect and the in-vitro diagnostic, or IVD, version of our Oncotype DX breast cancer test. As a result, we will need to generate significant growth in revenues in order to achieve sustained profitability. Our failure to achieve increased revenue or sustained profitability in the future could cause the market price of our common stock to decline.

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

The Protecting Access to Medicare Act of 2014, or PAMA, implements a substantial new payment system for clinical laboratory tests under the Clinical Laboratory Fee Schedule, or CLFS. Under PAMA, Medicare payment rates for tests are equal to the volume-weighted median of the private payor payment rates for such tests. The payment rates calculated under PAMA apply to our tests effective January 1, 2018, and will be reviewed annually for “advanced diagnostic laboratory tests” (and every three years for other tests), based on private payor payment rates and volumes. Laboratories that fail to report or erroneously report the required payment information may be subject to substantial civil money penalties. We believe our Oncotype DX tests each meet the criteria to be considered advanced diagnostic laboratory tests. We may or may not, however, seek designation as an advanced diagnostic laboratory test for any of our established tests. There can be no assurance under PAMA that adequate Medicare payment rates will continue to be assigned to our tests.

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

Reimbursement on behalf of patients covered by Medicare accounted for 24% and 25% of our product revenues for the three and six months ended June 30, 2018, respectively, and 22% and 23% of our product revenues for the three and six months ended June 30, 2017, respectively. Accounts receivable on behalf of patients directly covered by Medicare represented 15% and 23% of our total accounts receivable at June 30, 2018 and December 31, 2017, respectively. While there were no other third-party payors representing 10% or more of our product revenues for these periods, there have been in the past, and may be in the future, payors accounting for 10% or more of our product revenues. Because the majority of stage II and stage III colon cancer patients and prostate cancer patients in the United States are age 65 and over, and thus eligible for Medicare, we may become more dependent on Medicare reimbursement in the future. It is possible that Medicare or other third-party payors that provide reimbursement for our tests may suspend, revoke or discontinue coverage at any time, may require co-payments from patients, or may reduce the reimbursement rates payable to us. Any such action could have a negative impact on our business, financial condition and results of operations. In addition, as described in Item 1 – Legal Proceedings, we are being investigated by the United States Department of Justice related to our compliance with a Medicare billing regulation related to the date of service for our tests. An adverse outcome could include us being required to pay treble damages, and incur attorneys’ fees, penalties and other adverse actions, that could materially and adversely affect our business, financial condition and results of operations.

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

In order to rely on a third party to perform our tests, we could only use another facility with established state licensure and CLIA accreditation under the scope of which Oncotype tests could be performed following validation and other required procedures. We cannot assure you that we would be able to find another CLIA‑certified facility willing to comply with the required procedures, that this laboratory would be willing to perform the tests for us on commercially reasonable terms, or that it would be able to meet our quality or regulatory standards. In order to establish a redundant clinical reference laboratory outside of our Redwood City, California facilities, we would have to spend considerable time and money securing adequate space, constructing the facility, recruiting and training employees, and establishing the additional operational and administrative infrastructure necessary to support a second facility. We may not be able, or it may take considerable time, to replicate our testing processes or results in a new facility. Additionally, any new clinical reference laboratory facility opened by us would be subject to certification under CLIA and licensing by several states, including California and New York, which could take a significant amount of time and result in delays in our ability to resume operations.

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

We receive a portion of our revenues and pay a portion of our expenses in currencies other than the U.S. dollar, such as the Euro, the Swiss franc, the British pound and the Canadian dollar. As a result, we are at risk from exchange rate fluctuations between such foreign currencies and the U.S. dollar, which could affect our results of operations. For the three months ended June 30, 2018, approximately 9% of our product revenues came from foreign denominated currencies. If the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in decreased revenues and operating expenses and increased net losses. We may not be able to offset adverse foreign currency impact with increased revenues. Beginning in September 2017, we enter into forward contracts to mitigate the impact of adverse movements in foreign exchange rates related to the re-measurement of monetary assets and liabilities and hedge our foreign currency exchange rate exposure. Even with this strategy in place to mitigate balance sheet foreign currency risk, we will not eliminate our exposure to foreign exchange rate fluctuations on our financial results.

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

At various times since 2006, the FDA has issued documents outlining its intent to require varying levels of FDA oversight of many LDTs, including our tests. It is unclear at this time if or when the FDA will finalize its plans to end enforcement discretion for LDTs; however, the FDA may decide to regulate certain LDTs on a case-by-case basis at any time.

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

We have tests in development, including an IVD version of our invasive breast cancer test, and devote considerable resources to research and development. There can be no assurance that our new Oncotype tests or IVD versions of our current tests will be capable of reliably predicting the recurrence of cancers with the sensitivity and specificity necessary to be clinically useful and commercially viable. We also cannot be certain that the products we launch will attain use among the intended target of community oncologists and pathologists. In addition, before we can develop diagnostic tests for new cancers or other diseases and commercialize any new products, we will need to:

•	conduct substantial research and development;
•	conduct validation studies;
•	expend significant funds;
•	develop and scale our laboratory processes to accommodate different tests; and

•	develop and scale our infrastructure including our operational systems such as order-to-cash, supply chain, and inventory management, and customer service to establish and add new capabilities.

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

As of June 30, 2018, we have entered into exclusive distribution agreements for the sale of our tests with distributors covering more than 90 countries. We may enter into other similar arrangements to distribute our tests in other countries in the future. We intend to continue to grow our business internationally, and to do so we may need to attract additional distributors to expand the territories in which we sell our tests. Despite contractual obligations, distributors may not commit the necessary resources to market and sell our tests to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to enter into arrangements with distributors to market our tests in particular geographic areas, we may not realize long‑term international revenue growth. In addition, our revenue from distributors could be negatively impacted as a result of changes in business cycles, business or economic conditions, reimbursement rates, changes in foreign currency exchange rates that make our tests more expensive in our distributors’ local currencies or other factors that could affect their ability to pay us for tests on a timely basis or at all.

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

We compete in a rapidly evolving and highly competitive industry, and there are a number of private and public companies that offer products or have conducted research to profile genes and gene expression in breast, colon and prostate cancer, including companies such as Agendia Inc., BioTheranostics, Exact Sciences, Inc., GenomeDx

Biosciences Inc., Hologic Inc., Myriad Genetics Inc. (and its Sividon Diagnostics subsidiary), NanoString Technologies Inc., NeoGenomics, Inc. and Qiagen N.V. As we look to expand our research, development and commercialization efforts, we may face competition from companies such as Danaher Corporation (and its Cepheid, Inc. subsidiary), Exosome Diagnostics, Inc., Grail, MDxHealth, Metamark Genetics, Inc., Natera Inc. and Personal Genome Diagnostics, Inc. Historically, our principal competition for our Oncotype tests has also come from existing diagnostic methods used by pathologists and oncologists, and such traditional diagnostic methods can be difficult to change or supplement. We also face competition from commercial laboratories with strong distribution networks for diagnostic tests, such as Laboratory Corporation of America Holdings and Quest Diagnostics Incorporated. Other potential competitors include companies that develop diagnostic tests such as Roche Diagnostics, a division of Roche Holding, Ltd, and Siemens AG, as well as other companies and academic and research institutions.

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

We have only recent experience in commercializing products through collaborations with third parties, which includes our commercial collaboration with Epic Sciences and our license and development agreement with Biocartis. The collaboration with Epic Sciences poses a number of risks, including, among others, whether we will be able to obtain adequate reimbursement for Oncotype DX AR-V7 Nucleus Detect with both public and private payors, whether our commercial channel will be successful in creating market demand for Oncotype DX AR-V7 Nucleus Detect, whether Epic Sciences is able to obtain and maintain appropriate state laboratory licensure, and whether our information technology and reporting systems are adequately and securely integrated with those of Epic Sciences. We are also subject to legal, regulatory, quality and governmental risks with regards to the performance and delivery of Oncotype DX AR-V7 Nucleus Detect tests, due to the fact that Epic Sciences is a centralized CLIA laboratory performing such tests.

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

GENOMIC HEALTH, INC.

Date: August 7, 2018	By:	/s/ Kimberly J. Popovits
Kimberly J. Popovits
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2018	By:	/s/ G. Bradley Cole
G. Bradley Cole
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)