Form 10-Q
period 2018-09-30
GENOMIC HEALTH INC
filed 2018-11-08
CIK 1131324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐



Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 36,123,297 as of October 31, 2018.

GENOMIC HEALTH, INC.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

GENOMIC HEALTH, INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$69,242	$45,518
Short-term marketable securities	114,021	84,057
Accounts receivable (net of allowance for doubtful accounts; 2018—$1,041 2017—$3,884)	51,553	31,161
Prepaid expenses and other current assets	11,886	13,524
Total current assets	246,702	174,260
Property and equipment, net	39,804	46,440
Other assets	13,860	10,917
Total assets	$300,366	$231,617
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,545	$156
Accrued compensation and employee benefits	29,132	24,953
Accrued expenses and other current liabilities	14,303	14,084
Other current liabilities	425	323
Total current liabilities	50,405	39,516

Other liabilities	3,944	3,810
Commitments and contingencies
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	491,409	464,637
Accumulated other comprehensive loss	(50)	(294)
Accumulated deficit	(215,235)	(245,945)
Treasury stock, at cost	(30,110)	(30,110)
Total stockholders’ equity	246,017	188,291
Total liabilities and stockholders’ equity	$300,366	$231,617

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Product revenues	$101,258	$83,821	$289,502	$253,287
Operating expenses:
Cost of product revenues	15,518	13,433	48,635	40,904
Research and development	15,433	17,212	47,552	47,868
Selling and marketing	40,051	38,303	122,143	120,464
General and administrative	18,498	17,505	56,702	52,651
Total operating expenses	89,500	86,453	275,032	261,887
Income (loss) from operations	11,758	(2,632)	14,470	(8,600)
Interest income	676	263	1,492	627
Gain on sale of equity securities	—	—	—	2,807
Unrealized gain on equity securities	127	—	1,538	—
Other income (expense), net	39	340	101	792
Income (loss) before income taxes	12,600	(2,029)	17,601	(4,374)
Income tax expense	375	162	834	1,362
Net income (loss)	$12,225	$(2,191)	$16,767	$(5,736)
Basic net income (loss) per share	$0.34	$(0.06)	$0.47	$(0.17)
Diluted net income (loss) per share	$0.32	$(0.06)	$0.45	$(0.17)
Shares used in computing basic net income (loss) per share	35,925	34,675	35,558	34,373
Shares used in computing diluted net income (loss) per share.	38,026	34,675	37,044	34,373

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income (loss)	$12,225	$(2,191)	$16,767	$(5,736)
Other comprehensive loss:
Unrealized gain (loss), net, on available-for-sale marketable securities, net of tax of $0 for the three and nine months ended September 30, 2018 and 2017, respectively	15	(1)	64	(98)
Reclassification adjustment for net gain on sale of equity securities included in net loss	—	—	—	(1,127)
Comprehensive income (loss)	$12,240	$(2,192)	$16,831	$(6,961)

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Operating activities
Net income (loss)	$16,767	$(5,736)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,348	8,573
Employee stock-based compensation	15,742	15,257
Write-off of previously capitalized software costs	2,347	76
Impairment of long-lived assets	2,095	22
Loss on disposal of property and equipment	23	35
Outside director restricted stock awarded in lieu of fees	150	150
Gain on sale of equity securities	—	(2,807)
Unrealized gain on revaluation of equity investment	(1,538)	—
Write-off of convertible promissory note	1,329	—
Deferred tax benefit from unrealized gain on available-for-sale marketable securities, net	—	820
Changes in assets and liabilities:
Accounts receivable	(6,269)	(405)
Prepaid expenses and other assets	1,168	2,149
Accounts payable	5,919	5,725
Accrued compensation and employee benefits	4,179	(3,281)
Accrued expenses and other liabilities	726	890
Net cash provided by operating activities	51,986	21,468
Investing activities
Purchases of property and equipment	(6,953)	(10,403)
Proceeds from sale of property and equipment	—	10
Purchases of marketable securities	(116,529)	(88,152)
Maturities of marketable securities	86,925	59,402
Proceeds from sales of marketable securities	—	10,155
Other investments	(2,500)	—
Net cash used in investing activities	(39,057)	(28,988)
Financing activities
Proceeds from issuance of common stock under stock plans	15,989	14,685
Withholding taxes related to restricted stock units net share settlement	(5,109)	(4,540)
Net cash provided by financing activities	10,880	10,145
Net increase in cash, cash equivalents and restricted cash	23,809	2,625
Cash, cash equivalents and restricted cash at the beginning of period	45,708	40,585
Cash, cash equivalents and restricted cash at the end of period	$69,517	$43,210
Non-cash investing and financing activities
Accrued purchases of property and equipment	$900	$1,381
Change in fair value of investments	$209	$—

See accompanying notes.

GENOMIC HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. The Company had two wholly-owned subsidiaries at September 30, 2018: Genomic Health International Holdings, LLC, which was established in Delaware in 2010 and supports the Company’s international sales and marketing efforts; and Oncotype Laboratories, Inc., which was established in 2012, and is inactive. Genomic Health International Holdings, LLC has eight wholly-owned subsidiaries. The functional currency for the Company’s wholly-owned subsidiaries incorporated outside the United States is the U.S. dollar. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation and Use of Estimates

The accompanying interim period condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated balance sheet as of September 30, 2018, condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017, and condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2017 has been derived from audited financial statements, but it does not include certain information and notes required by GAAP for complete consolidated financial statements.

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

During the first quarter of 2018, the Company adopted new accounting guidance related to revenue recognition, accounting for financial instruments and presentation of restricted cash in the statement of cash flows, each of which is described below. There have been no other significant changes in the Company’s accounting policies during the three and nine months ended September 30, 2018 as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended December 31, 2017.

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

The Company is also subject to credit risk from its accounts receivable related to its product sales. The majority of the Company’s accounts receivable arise from product sales in the United States. Reimbursement on behalf of patients covered by Medicare accounted for 23% and 24% of the Company’s product revenues for the three and nine months ended September 30, 2018 and 24% and 23% for the three and nine months ended September 30, 2017. Accounts receivable on behalf of patients directly covered by Medicare represented 15% and 23% of the Company’s total accounts receivable at September 30, 2018 and December 31, 2017, respectively. No other third party payor represented more than 10% of the Company’s product revenues or accounts receivable balances for these periods.

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

During the years ended December 31, 2017 and 2016, the Company invested $1.4 million and $6.1 million, respectively, in the subordinated convertible promissory notes of Epic Sciences, Inc. (“Epic Sciences”). See Note 6, “Collaboration and Commercial Technology Licensing Agreements,” for additional information regarding the terms of this investment. On March 8, 2017, all of the Company’s investment in the subordinated convertible promissory notes were converted into preferred stock of Epic Sciences representing approximately 9% of Epic Sciences’ voting interests, at which time the Company estimated the fair value of the subordinated convertible promissory notes to be approximately $7.1 million. In June 2018, the Company invested an additional $2.5 million in preferred stock of Epic Sciences as part of a new equity financing. As a result of this transaction, the Company’s ownership interest in Epic Sciences was reduced to approximately 8%.  The preferred stock represents a variable interest in the investee. The Company has concluded it is not the primary beneficiary and thus has not consolidated the investee pursuant to the requirements of FASB ASC 810, Consolidation. The Company will continue to assess its investment and future commitments to the investee and to the extent its relationship with the investee changes, may be required to consolidate the investee in future periods. The Company determined that the investment is an equity investment for which the Company does not have the ability to exercise significant influence. Prior to the adoption of ASU 2016-01, the Company accounted for such preferred stock using the cost method of accounting and accordingly recorded such preferred stock in other assets. There were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the preferred stock during the remainder of the year ended December 31, 2017. On January 1, 2018, the Company adopted ASU No. 2016-01 which changed the way it accounts for non-marketable equity securities. The Company adjusts the carrying value of its non-marketable equity securities for changes from observable transactions for identical or similar investments of the same issuer, less impairment. All gains and losses on non-marketable equity securities, realized and unrealized, are recognized in other income (expense), net. As of September 30, 2018, the carrying value of the preferred stock of Epic Sciences was $10.8 million, of which $8.3 million was remeasured to fair value based on observable transactions during the six months ended June 30, 2018. There were no observable transactions during the three months ended September 30, 2018. The upward adjustment of $1.2 million during the nine months ended September 30, 2018 was recorded as an unrealized gain on equity securities and included as an adjustment to the carrying value of other assets held at September 30, 2018. The preferred stock of Epic Sciences is classified within Level 3 in the fair value hierarchy because the Company estimated the value during the nine months ended September 30, 2018 utilizing an option pricing model that considered a recent observable transaction and other unobservable inputs including volatility and long-term plans of Epic Sciences.

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

Derivative Financial Instruments

The Company hedges a portion of its foreign currency exposures related to outstanding monetary assets and liabilities using foreign currency forward contracts. The foreign currency forward contracts, included in other current assets on the consolidated balance sheets, the Company uses to hedge the exposure are not designated as hedges, and as a result, changes in their fair value are recorded in other income (expense). As of September 30, 2018 and December 31, 2017, the Company had foreign currency contracts with notional amounts of $22.6 million and $16.1 million, respectively.

Impairment of Long Lived Assets

The Company reviews long lived assets, which include property and equipment, intangible assets and investments in privately held companies, for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. For property and equipment and intangible assets, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using undiscounted cash flows. For investments in non-marketable equity securities, evidence of impairment might include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. If the fair value of the investment is determined to be less than the carrying value, the asset is written down to its fair value. During the nine months ended September 30, 2018, the Company wrote off $2.1 million and $2.3 million of previously capitalized equipment and software development costs, respectively, due to disposal activities. See Note 11, “Restructuring Costs” for additional information regarding the disposal activities. There was no impairment recorded during the three months ended September 30, 2018. During the three and nine months ended September 30, 2017, the Company wrote off $98,000 of previously capitalized equipment and software development costs.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new guidance requires lessees to recognize a right-of-use asset and a lease liability for almost all leases on the balance sheet. Additional qualitative and quantitative disclosures will also be required. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company will adopt the new standard effective January 1, 2019 using the prospective approach. The Company is currently in the process of the reviewing lease contracts, reviewing other contracts for potential embedded leases, establishing new processes and internal controls and evaluating practical expedient and accounting policy elections. Although the Company is in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements, the Company currently believes the most significant change will be related to the recognition of right-of-use assets and lease liabilities on the Company's consolidated balance sheet for real estate operating leases. The adoption of the ASU is not expected to have a material impact to the Company’s consolidated statements of income.

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

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on the Company’s condensed consolidated balance sheet as of September 30, 2018 and statements of operations for the three and nine months ended September 30, 2018 was as follows:

	As Reported	Balance Without Adoption of ASC 606	Adjustments
		(In thousands)
Income statement
Three Months Ended September 30, 2018
Revenues:
Product revenues	$101,258	$100,903	$355
Operating expenses:
General and administrative	18,498	19,351	(853)
Net income	12,225	11,017	1,208

Income statement
Nine Months Ended September 30, 2018
Revenues:
Product revenues	289,502	290,731	(1,229)
Operating expenses:
General and administrative	56,702	59,082	(2,380)
Net income	16,767	15,616	1,151

Balance Sheet at September 30, 2018
Assets:
Accounts receivable, net	51,553	34,667	16,886
Equity:
Accumulated deficit	(215,235)	(230,509)	15,274

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

During the nine months ended September 30, 2018, cash collections for certain tests delivered during the six months ended June 30, 2018 came in at rates higher than originally accrued. As a result, the Company changed its estimate of the amounts to be recognized for these tests and recognized an additional $1.9 million and $2.8 million of revenue for the three and nine months ended September 30, 2018, respectively. These changes in estimates resulted in increases in diluted net income per share of approximately $0.05 and $0.07 for the three and nine months ended September 30, 2018, respectively.

The following table presents the Company’s product revenues disaggregated by revenue source:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Invasive breast cancer test	$92,063	$75,861	$263,092	$232,435
Prostate cancer test	6,997	5,542	19,614	13,046
Other	2,198	2,418	6,796	7,806
Total product revenues	$101,258	$83,821	$289,502	$253,287

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$12,225	$(2,191)	$16,767	$(5,736)
Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic net income (loss) per share	35,925	34,675	35,558	34,373
Effect of dilutive securities:
Options to purchase common stock	1,555	—	1,046	—
Restricted stock units	522	—	417	—
ESPP	24	—	23	—
Total	2,101	—	1,486	—
Weighted-average shares of common stock outstanding used in the calculation of diluted net income (loss) per share	38,026	34,675	37,044	34,373
Basic net income (loss) per share	$0.34	$(0.06)	$0.47	$(0.17)
Diluted net income (loss) per share	$0.32	$(0.06)	$0.45	$(0.17)

The Company excluded stock awards of 65,000 and 547,000 for the three and nine months ended September 30, 2018 from the computation of diluted net income per share because their effect was anti-dilutive.

The Company excluded potentially dilutive stock awards of 793,000 and 782,000 for the three and nine months ended September 30, 2017 from the computation of diluted net loss per share because their effect was anti-dilutive.

Note 4.  Cash and Cash Equivalents, and Marketable Securities

The following tables set forth the Company’s cash and cash equivalents, and marketable securities as of the dates indicated:

	September 30,	December 31,
	2018	2017
	(In thousands)
Cash and cash equivalents
Cash	$43,197	$35,303
Money market deposits	18,056	10,215
Commercial paper	7,989	-
Total cash and cash equivalents	69,242	45,518
Marketable securities
Commercial paper	73,784	30,272
Corporate debt securities	36,417	50,260
Corporate equity securities	3,820	3,525
Total marketable securities	114,021	84,057
Total cash and cash equivalents, and marketable securities	$183,263	$129,575

The following tables summarize the Company’s available-for-sale securities that are measured at fair value as of the dates indicated:

	September 30, 2018
	Cost or	Gross	Gross	Total
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Commercial paper	$73,810	$4	$(30)	$73,784
Corporate debt securities	36,440	—	(23)	36,417
Total	$110,250	$4	$(53)	$110,201

	December 31, 2017
	Cost or	Gross	Gross	Total
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Commercial paper	$30,315	$—	$(43)	$30,272
Corporate debt securities	50,331	2	(73)	50,260
Corporate equity securities	4,020	—	(495)	3,525
Total	$84,666	$2	$(611)	$84,057

All of the Company’s marketable securities had contractual maturities of one year or less as of September 30, 2018 and December 31, 2017.

The following table provides the breakdown of the available-for-sale marketable securities with unrealized losses as of the dates indicated:

	In a Loss Position for
	Less Than 12 Months
	Gross
	Unrealized	Estimated
	Losses	Fair Value
	(In thousands)
As of September 30, 2018:
Commercial paper	$(30)	$62,438
Corporate debt securities	(23)	36,417
Total	(53)	$98,855
As of December 31, 2017:
Commercial paper	$(43)	$30,272
Corporate debt securities	(73)	45,110
Corporate equity securities	(495)	3,525
Total	$(611)	$78,907

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

In December 2017, the Company invested €3.4 million or $4.0 million in 270,000 shares of the common stock of Biocartis, a public company listed on the Euronext exchange. This corporate equity security investment was accounted for as an available-for-sale marketable security and valued at €3.0 million or $3.5 million at December 31, 2017. During the year ended December 31, 2017, $180,000 of unrealized losses relating to changes in the fair value of this investment were recorded in other comprehensive income. These securities are subject to a lock-up agreement which expires in December 2018. In accordance with ASU No 2016-01, the Company recorded an increase in fair value of $127,000 and $345,000 and a foreign currency revaluation gain of $42,000 and loss of $50,000, in other income (expense), net for the three and nine months ended September 30, 2018, respectively.

During the three months ended March 31, 2017, the Company sold its remaining shares of the common stock of Invitae Corporation for net proceeds of $10.2 million based on a cost of $6.28 per share, resulting in a realized gain of $2.8 million. There were no shares sold during the three and nine months ended September 30, 2018. During the three months ended March 31, 2017, $1.1 million of unrealized gain, net of tax of $821,000 related to the shares sold was reclassified out of accumulated other comprehensive income into earnings.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis at either September 30, 2018 or December 31, 2017. The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017 by level within the fair value hierarchy:

	Actively Quoted	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance at
	Assets	Inputs	Inputs	September 30,
	Level 1	Level 2	Level 3	2018
	(In thousands)
As of September 30, 2018:
Assets
Money market deposits	$18,056	$—	$—	$18,056
Commercial paper	—	81,773	—	81,773
Corporate debt securities	—	36,417	—	36,417
Corporate equity securities	—	3,820	—	3,820
Total	$18,056	$122,010	$—	$140,066

	Actively Quoted	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance at
	Assets	Inputs	Inputs	December 31,
	Level 1	Level 2	Level 3	2017
	(In thousands)
As of December 31, 2017:
Assets
Money market deposits	$10,215	$—	$—	$10,215
Commercial paper	—	30,272	—	30,272
Corporate debt securities	—	50,260	—	50,260
Corporate equity securities	—	3,525	—	3,525
Convertible promissory note	—	—	1,329	1,329
Total	$10,215	$84,057	$1,329	$95,601

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

Note 6. Collaboration and Commercial Technology Licensing Agreements

The Company has entered into a variety of collaboration and specimen transfer agreements relating to its development efforts. The Company recorded collaboration expenses of $2.6 million and $6.4 million for the three and nine months ended September 30, 2018, respectively, and $4.3 million and $6.2 million for the three and nine months ended September 30, 2017, respectively, relating to services provided in connection with these agreements. In addition to these expenses, some of the agreements contain provisions for royalties from inventions resulting from the collaborations. The Company has specified options and rights relating to joint inventions arising out of these collaborations.

The Company is a party to various agreements under which it licenses technology on a non-exclusive basis in the field of human diagnostics. Access to these licenses enables the Company to process its tests. While certain agreements contain provisions for fixed annual payments, license fees are generally calculated as a percentage of product revenues, with rates that vary by agreement and may be tiered, and payments that may have annual minimum or maximum amounts. The Company recognized costs recorded under these agreements totaling $64,000 and $198,000 for the three and nine months ended September 30, 2018, respectively, and $68,000 and $258,000 for the three and nine months ended September 30, 2017, respectively, which were included in cost of product revenues.

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

In September 2017, the Company entered into an exclusive license and development agreement with Biocartis, a molecular diagnostics company based in Belgium, to develop and commercialize an in vitro diagnostic (“IVD”) version of the Oncotype DX breast cancer test on Biocartis’ Idylla platform that can be performed locally by laboratory partners and in hospitals around the world. Under the terms of the license and development agreement, the Company has an exclusive, worldwide, royalty-bearing license to develop and commercialize an IVD version of the Oncotype DX breast cancer test on the Biocartis Idylla platform, and an option to expand the collaboration to include additional tests in oncology and urology. The Company has primary responsibility for developing, validating and obtaining regulatory authorizations and registrations for IVD Oncotype DX tests to be performed on the Idylla platform. The Company is also responsible for manufacturing and commercialization activities with respect to such tests. Pursuant to the license and development agreement, the Company recorded a one-time upfront license and option fee of €2.8 million, or $3.2 million, which is included in research and development expenses in the year ended December 31, 2017. In December 2017, the Company purchased 270,000 ordinary shares of Biocartis at the market price of €12.50 for a total cost of €3.4 million or $4.0 million. This investment is subject to a lock-up agreement that expires in December 2018. The investment has been recognized at fair value, which the Company believes to be $3.8 million and $3.5 million at September 30, 2018 and December 31, 2017, respectively. In September 2018, the Company extended its option to expand the collaboration to include urology, and recorded a €1.0 million, or $1.2 million, expense. Additional terms of the license and development agreement include the Company’s obligation to pay Biocartis an aggregate of €5.5 million in cash upon achievement of certain milestones, and royalties based primarily on the future sales volumes of the Company’s test performed on the Idylla platform and expansion of the collaboration to include additional tests in oncology and urology.

In November 2017, the Company entered into an exclusive licensing agreement with Cleveland Diagnostics to develop and commercialize new prostate cancer tests based on Cleveland Diagnostics' IsoPSA reagents and technology. During the year ended December 31, 2017, the Company invested $2.0 million in a convertible promissory note of Cleveland Diagnostics. The convertible promissory note has been recognized at fair value, which the Company estimated to be approximately $1.3 million at December 31, 2017 based on the Company’s estimate of the fair value of the underlying preferred stock into which the note is convertible. In June 2018, the Company made a business decision to discontinue development of the IsoPSA assay and terminate its agreement with Cleveland Diagnostics following its internal review for advancing an early stage technology into the next phase of product development. As a result, the Company wrote off the convertible promissory note and interest accrued through the termination date in the aggregate amount of $1.4 million in the second quarter of 2018.

Note 7. Commitments and Contingencies

Lease Obligations

The Company has entered into non-cancellable operating leases for laboratory and office facilities. Rental expense under operating lease agreements was $1.5 million and $4.7 million for the three and nine months ended September 30, 2018, respectively, and $1.6 million and $4.7 million for the three and nine months ended September 30, 2017, respectively.

Future non‑cancelable commitments under these operating leases at September 30, 2018 were as follows:

Annual
Payments
(In thousands)
Years Ending December 31,
2018 (remainder of year)	$1,568
2019	6,841
2020	7,005
2021	4,797
2022	4,174
2023 and thereafter	1,081
Total minimum payments	$25,466

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

Note 8. Stock-Based Compensation

Stock Options

The following table summarizes the activities for stock options for the nine months ended September 30, 2018:

	Outstanding Options
	Number of	Weighted-Average
	Shares	Exercise Price
	(In thousands)
Balance at December 31, 2017	3,460	$26.42
Options granted	667	$35.12
Options exercised	(586)	$22.93
Options forfeited	(111)	$29.68
Options expired	—	$25.59
Balance at September 30, 2018	3,430	$28.60
Exercisable at September 30, 2018	2,215	$26.94
Vested and expected to vest at September 30, 2018	3,344	$28.52

Restricted Stock Units

The following table summarizes the activities for restricted stock units (“RSU”s) for the nine months ended September 30, 2018:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
	(In thousands)
Balance at December 31, 2017	964	$28.25
RSUs granted	530	$33.88
RSUs vested	(422)	$28.45
RSUs cancelled	(206)	$30.22
Balance at September 30, 2018	866	$31.13

Restricted Stock in Lieu of Directors’ Fees

Outside members of the Company’s Board of Directors may elect to receive fully-vested restricted stock in lieu of cash compensation for services as a director. During the nine months ended September 30, 2018, the Company issued 4,045 shares of restricted stock to outside directors, with a grant date fair value of $150,000 and a weighted-average grant date fair value of $37.02 per share.

Employee Stock Purchase Plan

During the nine months ended September 30, 2018, 98,916 shares of common stock were issued pursuant to the Employee Stock Purchase Plan (“ESPP”). As of September 30, 2018, there was $251,000 of unrecognized compensation expense related to the ESPP, which is expected to be recognized over a period of two months.

Employee Stock-Based Compensation Expense

Share-based compensation expense recognized and included in the condensed consolidated statements of operations was allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Cost of product revenues	$232	$187	$684	$548
Research and development	1,126	1,378	3,459	4,209
Selling and marketing	1,430	1,325	4,062	4,315
General and administrative	2,613	2,065	7,537	6,185
Total	$5,401	$4,955	$15,742	$15,257

Note 9. Segment Information

The Company operates in one business segment, which primarily focuses on the development and global commercialization of genomic-based clinical laboratory services that analyze the underlying biology of cancer, allowing physicians and patients to make individualized treatment decisions. The Company’s Oncotype DX breast, colon and prostate cancer tests have similar economic and other characteristics, including the nature of the products and production processes, type of customers, distribution methods and regulatory environment. As of September 30, 2018, the majority of the Company’s product revenues have been derived from sales of one product, the Oncotype DX breast cancer test.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
United States	$85,747	$70,881	$246,054	213,878
Outside of the United States	15,511	12,940	43,448	39,409
Total revenues	$101,258	$83,821	$289,502	$253,287

Note 10. Income Taxes

The Company recognized income tax expense of $375,000 and $834,000 for the three and nine months ended September 30, 2018, respectively, and $162,000 and $1.4 million for the three and nine months ended September 30, 2017, respectively, which was computed using the “discrete” (or “cut-off”) method. The income tax expense for the three and nine months ended September 30, 2018 was primarily comprised of foreign income tax expense. The income tax expense for the three and nine months ended September 30, 2017 was primarily comprised of the intraperiod tax allocation of the deferred tax impact for available for sale marketable securities and foreign income tax expense.

Based on all available objective evidence, the Company believes that it is still more likely than not that its net deferred tax assets will not be fully realized. Accordingly, the Company maintains a valuation allowance against all of its net deferred tax assets as of both September 30, 2018 and December 31, 2017. The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

The Company had $2.7 million and $2.4 million of unrecognized tax benefits at September 30, 2018 and December 31, 2017, respectively. The Company does not anticipate a material change to its unrecognized tax benefits over the next 12 months that would affect its effective tax rate. Unrecognized tax benefits may change during the next 12 months for items that arise in the ordinary course of business.

Accrued interest and penalties related to unrecognized tax benefits are recognized as part of the Company’s income tax provision in its condensed consolidated statements of operations. The statute of limitations remains open for the years 2001 through 2018 in U.S. federal and state jurisdictions, and for the years 2012 through 2018 in foreign jurisdictions.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the Act) was signed into law. Accounting Standards Codification 740, Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin 118, which allows companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. The Company adjusted its deferred tax assets and liabilities based on the reduction of the U.S. federal corporate tax rate from 35% to 21% as of December 31, 2017 and assessed the realizability of its deferred tax assets based on the current understanding of the provisions of the new law. The Company filed its 2017 federal corporate income tax return and certain state income tax returns after September 30, 2018. As of September 30, 2018, the Company still considers its accounting for the impacts of the new law to be provisional and will continue to assess the impact of the recently enacted tax law on its business and condensed consolidated financial statements over the next three months. The Company does not expect a material change from what was reported in the 2017 tax disclosures.

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

In March 2018, the Company recorded charges of $8.5 million consisting of $4.8 million in non-cash asset impairments and $3.7 million in employee separation charges, all of which were recorded as operating expenses in the condensed consolidated statements of operations. During the second quarter of 2018, the Company recorded an additional separation charge of $69,000 and adjustments to reduce non-cash asset impairments for $80,000.

Of the $3.7 million of employee separation charges, the Company paid $628,000 during the first quarter of 2018 and paid the remaining $3.1 million during the second quarter of 2018.

There were no restructuring costs for the three months ended September 30, 2018 and the three and nine months ended September 30, 2017.

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

In January 2004, we launched our first Oncotype DX test, which is used to predict the likelihood of cancer recurrence and the likelihood of chemotherapy benefit in early stage invasive breast cancer patients. In January 2010, we launched our second Oncotype DX test, the first multigene expression test developed to assess risk of recurrence in stage II colon cancer patients. In late December 2011, we made Oncotype DX available for patients with DCIS, a pre-invasive form of breast cancer. In June 2012, we extended our offering of the Oncotype DX colon cancer test to patients with stage III disease treated with oxaliplatin-containing adjuvant therapy. In May 2013, we launched our Oncotype DX prostate cancer test, which is used to predict disease aggressiveness in men with low and intermediate risk disease. In February 2018, the Oncotype DX AR-V7 Nucleus Detect test for men with metastatic castration-resistant prostate cancer, or mCPRC, became commercially available. As of October 31, 2018, the list price of our Oncotype DX breast cancer tests in the United States was $4,620, the list price of our Oncotype DX colon cancer test was $4,420, the list price of our Oncotype DX prostate cancer test was $4,520, and the list price of the Oncotype DX AR-V7 Nucleus Detect test was $3,950. The substantial majority of our historical revenues have been derived from the sale of Oncotype DX breast cancer tests ordered by physicians in the United States.

For the three and nine months ended September 30, 2018, more than 34,810 and 100,840 Oncotype test reports were delivered for use in treatment planning, compared to more than 31,580 and 94,710 test reports delivered for the same periods in 2017. All of our internally-developed tests are conducted at our clinical reference laboratory in Redwood City, California, which is accredited under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and certified by the College of American Pathologists, or CAP. The Oncotype DX AR-V7 Nucleus Detect test is performed by Epic Sciences at its clinical  reference laboratory in San Diego, California, which is accredited under CLIA and certified by CAP. Our clinical reference laboratory processing capacity is currently approximately 150,000 tests annually, and has significant expansion capacity with incremental increases in laboratory personnel and equipment. The Oncotype DX breast, colon, and prostate cancer tests analyze different genes. However, all of our tests, excluding Oncotype DX AR-V7 Nucleus Detect, are based on a similar Oncotype DX reverse transcription polymerase chain reaction, or RT-PCR, platform and require both histology and pathology assessments. We believe that we currently have sufficient capacity to process current demand for our tests.

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

In September 2018, CMS issued new Proprietary Laboratory Analyses, or PLA, codes for our Oncotype DX DCIS test and Oncotype DX Genomic Prostate Score test, which became effective on October 1, 2018 for administrative and billing purposes. Medical national payment rates for the new PLA codes for both tests will be effective January 1, 2019.

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

We expect that international sales of our Oncotype tests will be heavily dependent on the availability of reimbursement and sample access. In many countries, governments are primarily responsible for reimbursing diagnostic tests. Governments often have significant discretion in determining whether a test will be reimbursed at all, and if so, on what conditions, for which other competing products, and how much will be paid. In addition, certain countries, such as China, have limitations on exporting tissue samples which will impair our ability to offer our tests in those countries without local laboratories or a method of test delivery which does not require samples to be transported to our U.S. laboratory.

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

Other than Medicare coverage, we have obtained limited reimbursement coverage from third-party payors for our Oncotype DX prostate cancer test. Our prostate cancer test may be considered investigational by payors and therefore may not be covered under their reimbursement policies. Consequently, we intend to pursue case by case reimbursement and expect that this test will continue to be reviewed on this basis until policy decisions have been made by individual payors. We plan to work with public and private payors and health plans to secure coverage for our Oncotype DX prostate cancer test based upon clinical evidence demonstrating the clinical utility of the test. We believe it may take several years to achieve reimbursement with a majority of third-party payors for our prostate cancer test. However, we cannot predict whether, or under what circumstances, payors will reimburse for this test. We may continue to hire additional commercial, scientific, technical and other personnel to support this process.

Oncotype DX AR-V7 Nucleus Detect Test

In June 2016, we entered into a collaboration agreement with Epic Sciences, Inc., or Epic Sciences, under which we have been granted exclusive license and distribution rights to commercialize the Oncotype DX AR-V7 Nucleus Detect test in the United States.

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

In January 2017, investigators from Memorial Sloan Kettering Cancer Center and Epic Sciences published findings in European Urology, that only nuclear localization of AR-V7 protein in CTCs from mCRPC patient blood samples is predictive of therapeutic benefit. Previous work by the same team, reported in JAMA Oncology, demonstrated that nuclear localized AR-V7 protein in CTCs was predictive of a 76% reduction of risk of death for mCRPC patients who received taxane chemotherapy versus Androgen Receptor Signaling Inhibitors. We began making the Oncotype DX AR-V7 Nucleus Detect test available through a clinical utility program in July 2017 and it became commercially available in February 2018.

In October 2018, Palmetto initiated coverage for the use of the Oncoytpe DX AR-V7 test through its final local coverage determination, providing coverage for eligible Medicare patients for dates of service on or after December 10, 2018.

We believe that this test is complementary to our other Oncotype tests and allows us to leverage our commercial channel in a way that we believe may generate growth across our business in the United States. We may also pursue additional collaboration opportunities that are intended to complement our expanding product portfolio.

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

Potential new products may address a variety of specific clinical needs by leveraging one or multiple technological capabilities. Additionally, we believe potential new products can be implemented in the form of non‑invasive tests performed on blood or urine, similar to the Oncotype DX AR-V7 Nucleus Detect test.

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

As of the date of this report, we have not experienced a loss of principal on any of our short-term marketable securities, and we expect that we will continue to be able to access or liquidate these investments as needed to support our business activities. We periodically monitor the financial position of our significant third-party payors, which include Medicare and managed care companies. As of the date of this report, we do not expect the current economic environment to have a material negative impact on our ability to collect payments from third-party payors in the foreseeable future. We believe the economic environment and changes in the healthcare system continued to impact product payment cycles, growth in tests delivered and product revenue generated during the three and nine months ended September 30, 2018. We intend to continue to assess the impact of the economic environment on our business activities. If the economic environment does not improve or deteriorates, our business including our patient population, government and third-party payors and our distributors and suppliers could be negatively affected, resulting in a negative impact on our product revenues.

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

In addition, the Protecting Access to Medicare Act of 2014, or PAMA, requires CMS to implement a substantial new payment system for certain clinical laboratory tests, which became effective in 2018. Under PAMA, laboratories that receive the majority of their Medicare revenues from payments made under the Clinical Laboratory Fee Schedule, or CLFS, or the Physician Fee Schedule will be required to report every three years (or annually for “advanced diagnostic laboratory tests”), private payor payment rates and volumes for their tests. CMS will use the rates and volumes reported by laboratories to develop Medicare payment rates for the tests equal to the volume-weighted median of the private payor payment rates for the tests. As a result, effective January 1, 2018, our Medicare reimbursement rate for our invasive breast cancer test increased by more than 10%. This rate will be reassessed by CMS every three years.

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

Changes in Medicare Administrative Contractor (MAC) services

On a five-year basis, Medicare requests bids for its regional MAC services. Palmetto GBA under their MolDx Program is continuing to establish coverage and coding policies for molecular diagnostic tests performed in our jurisdiction, including our tests, which is not subject to the same five-year rotation as for regional MAC services. The elimination of the MolDx Program or a change in the administrator of that program could impact the current coverage for our existing tests and our ability to obtain Medicare coverage for products for which we do not yet have coverage or any products we may launch in the future, or delay payments for our tests.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, management evaluates its significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates. Estimates are assessed each period and updated to reflect current information. A summary of our critical accounting policies is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017. During the first quarter of 2018, we adopted new accounting guidance related to revenue recognition, accounting for financial instruments and presentation of restricted cash in the statement of cash flows, each of which is described below at “Recently Adopted Accounting Pronouncements.” There have been no other significant changes in our accounting policies during the nine months ended September 30, 2018 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations

Three and Nine Months Ended September 30, 2018 and 2017

We recognized net income of $12.2 million and $16.8 million for the three and nine months ended September 30, 2018, respectively, compared to a net loss of $2.2 million and $5.7 million for the three and nine months ended September 30, 2017, respectively. On a basic and diluted per share basis, net income per share was $0.34 and $0.32, respectively, for the three months ended September 30, 2018, and $0.47 and $0.45, respectively, for the nine months ended September 30, 2018. On a basic and diluted per share basis, net loss per share was $0.06 and $0.17 for the three and nine months ended September 30, 2017, respectively. We may incur net losses in future periods due to future spending and fluctuations in our business, and we may not achieve or maintain sustained profitability in the future.

Revenues

We derive our revenues primarily from product sales and, in some periods, from contract research arrangements. We operate in one industry segment. As of September 30, 2018, the substantial majority of our product revenues have been derived from the sale of our Oncotype DX breast cancer test. Payors are billed upon generation and delivery of test results to the ordering physician.

Revenues are recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Invasive breast cancer test	$92,063	$75,861	$263,092	$232,435
Prostate cancer test	6,997	5,542	19,614	13,046
Other	2,198	2,418	6,796	7,806
Product revenues	$101,258	$83,821	$289,502	$253,287
Period over period dollar increase in product revenues	$17,437		$36,215
Period over period percentage increase in product revenues	21%		14%

The period over period increase in product revenues resulted, in part, from increased adoption of our tests, as well as favorable rate increases resulting from new 2018 Medicare pricing, expanded private and Medicare coverage, collection efficiencies due to process and system improvements and private payor contract renewals.

On January 1, 2018, we adopted the new revenue accounting standard ASC 606 as described in Note 2 in the Notes to the Condensed Consolidated Financial Statements and below at “Recently Adopted Accounting Pronouncements” using the modified retrospective method, which applies the new standard prospectively, and therefore does not impact prior years’ reported revenue. The adoption of ASC 606 resulted in a $355,000 increase and a $1.2 million decrease in product revenues for the three and nine months ended September 30, 2018 compared to the same periods in 2017, respectively.

Test volume increased by 10% and 6% for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017. Of the growth in test volume, our U.S. invasive breast cancer and prostate cancer tests increased by 12% and 15%, respectively, for the three months ended September 30, 2018 compared to the same period in 2017. For the nine months ended September 30, 2018 compared to the same period in 2017, test volume of our U.S. invasive breast cancer and prostate cancer tests increased 7% and 24%, respectively. International test volume was basically flat year over year.

International product revenues were $15.5 million, or 15% and $43.4 million or 15%, of product revenues for the three and nine months ended September 30, 2018, respectively, compared to $12.9 million, or 15% and $39.4 million or 16%, respectively, of product revenues for the three and nine months ended September 30, 2017.

Product revenues related to Medicare patients for the three and nine months ended September 30, 2018 comprised 23% and 24%, respectively, of product revenues compared to 24% and 23% for each of the same periods in 2017. There were no other third-party payors comprising product revenues of 10% or more for those periods.

Cost of Product Revenues

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Tissue sample processing costs	$15,220	$13,178	$47,760	$40,098
Stock-based compensation	232	187	684	548
Total tissue sample processing costs	15,452	13,365	48,444	40,646
License fees	66	68	191	258
Total cost of product revenues	$15,518	$13,433	$48,635	$40,904
Period over period dollar increase in tissue sample processing costs	$2,042		$7,662
Period over period percentage increase in tissue sample processing costs	15%		19%

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

Tissue sample processing costs increased $2.0 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase was primarily due to a $1.1 million increase in net facilities and information technology project cost allocations, primarily due to laboratory operations projects and a change in allocation methodology resulting from our March 2018 restructuring, a $635,000 increase in personnel-related expenses due to increased salary and bonus expense and a $342,000 increase in shipping costs due to increased test volume partially offset by a $85,000 decrease in lab equipment depreciation.

Tissue sample processing costs increased $7.7 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase for the nine month period was primarily due to our March 2018 cessation of Oncotype SEQ, including Oncotype SEQ Liquid Select test, product development and commercialization activities and a one-time write-off of fixed assets and lab supplies totaling $3.6 million. Additional increases include a $1.8 million increase in personnel-related expenses due to increased salary and bonus expense, a $1.2 million increase in net facilities and information technology project cost allocations, primarily due to facilities and lab operations projects and a change in allocation methodology resulting from our March 2018 restructuring, a $522,000 increase in shipping costs due to increased test volume, a $410,000 increase in equipment service contracts for new lab services and a $260,000 increase in lab supplies due to an increase in test volume. These increases were partially offset by a $91,000 decrease in lab equipment depreciation.

We expect the cost of product revenues may increase in future periods to the extent we process more tests.

Research and Development Expenses

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Personnel-related expenses	$8,980	$8,355	$29,072	$26,688
Stock-based compensation	1,126	1,378	3,459	4,209
Collaboration expenses	2,340	3,865	5,488	5,372
Reagents and laboratory supplies	1,576	665	3,537	2,659
Allocated information technology, facilities and other costs	4	1,536	385	4,647
Other costs	1,407	1,413	5,611	4,293
Total research and development expenses	$15,433	$17,212	$47,552	$47,868
Period over period dollar decrease	$(1,779)		$(316)
Period over period percentage decrease	(10)%		(1)%

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

The $1.8 million, or 10%, decrease in research and development expenses for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily due to a $1.5 million decrease in collaboration expenses and a $1.5 million decrease in allocated information technology, facilities and other costs partially offset by a $ 911,000 increase in reagents and lab supplies expenses and a $625,000 increase in personnel-related expense. The decrease in allocations are primarily due to the reduction in personnel as a result of our cessation of Oncotype SEQ in March 2018, fewer information technology projects allocated to support research and development and increased allocations in support of other functional areas from product software and program management departments. The $1.5 million decrease in collaboration expense is primarily due to the $3.2 million one-time, upfront license and option fee under the exclusive license and development agreement with Biocartis for the three months ended September 30, 2017 partially offset by the $1.2 million expense for the three months ended September 30, 2018 to extend our option for expanding our collaboration to include urology.

The $316,000, or 1%, decrease in research and development expenses for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to a $4.3 million decrease in allocated information technology, facilities and other costs and a $750,000 decrease in stock-based compensation partially offset by a $2.4 million increase in personnel related expense, a $1.3 million increase in other costs and an $878,000 increase in reagents and lab supplies expenses.

The $2.4 million increase in personnel-related expense and the $1.3 million increase in other costs for the nine months ended September 30, 2018, were primarily attributable to $1.8 million in severance and other personnel-related costs and a $1.3 million write-off of assets related to our cessation of Oncotype SEQ, including the Oncotype SEQ Liquid Select test, product development and commercialization activities. The offsetting $5.0 million decreases in allocations and stock-based compensation expense are primarily a result of our cessation of Oncotype SEQ in March 2018, fewer information technology projects to support research and development and increased allocations in support of other functional areas from product software and program management departments.

We expect our research and development expenses to increase in future periods due to increased investment in our new product pipeline for breast, prostate and other cancers.

Selling and Marketing Expenses

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Personnel-related expenses	$20,127	$19,391	$62,345	$61,226
Stock-based compensation	1,430	1,325	4,062	4,315
Promotional and marketing materials	4,652	3,293	10,580	11,413
Travel, meetings and seminars	3,638	3,533	11,897	11,990
Collaboration expenses	261	447	926	787
Allocated information technology, facilities and other costs	9,036	9,259	29,144	27,521
Other costs	907	1,055	3,189	3,212
Total selling and marketing expenses	$40,051	$38,303	$122,143	$120,464
Period over period dollar increase	$1,748		$1,679
Period over period percentage increase	5%		1%

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

The $1.7 million, or 5%, increase in selling and marketing expenses for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily due to a $1.4 million increase in promotional marketing materials expense and a $736,000 increase in personnel-related expense, partially offset by a $223,000 decrease in allocated information technology, facilities and other occupancy costs and a $186,000 decrease in collaboration expenses.

Selling and marketing expenses for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 increased $1.7 million, or 1%, and included a $1.6 million increase in allocated information technology, facilities and other occupancy costs and a $1.1 million increase in personnel-related expense offset by a $833,000 decrease in promotional marketing materials expense and a $253,000 decrease in stock-based compensation expense. The increase in personnel-related expense includes $1.0 million in severance and other personnel-related costs related to our cessation of Oncotype SEQ, including the Oncotype SEQ Liquid Select test, product development and commercialization activities offset by a decrease in expense from the reduction in personnel as a result of our cessation of Oncotype SEQ in March 2018. The increase in allocations is primarily due to information technology-related projects to improve efficiencies for processing domestic and international orders of our tests. The decrease in promotional and marketing materials is due to a combination of delayed programs in the first half of 2018 and non-recurring marketing programs in the first half of 2017.

We expect selling and marketing expenses will increase in future periods due to our efforts to establish adoption of and reimbursement for our products, continued investment in our global commercial infrastructure and increases in our sales force and incurring other expenses to support the growth of our business.

General and Administrative Expenses

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Personnel-related expenses	$13,357	$12,756	$41,639	$39,424
Stock-based compensation	2,613	2,065	7,537	6,185
Occupancy and equipment expenses	8,069	8,331	25,160	24,665
Billing and collection fees	3,314	2,877	9,428	9,015
Bad debt expense	—	1,512	—	3,111
Professional fees and other expenses	3,091	2,549	9,543	8,293
Information technology, facilities and other cost allocations	(11,946)	(12,585)	(36,605)	(38,042)
Total general and administrative expenses	$18,498	$17,505	$56,702	$52,651
Period over period dollar increase	$993		$4,051
Period over period percentage increase	6%		8%

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

General and administrative expenses for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 increased $993,000, or 6%, and included a $639,000 decrease in allocations to other functional areas for information technology, facilities and other occupancy costs, a $601,000 increase in personnel-related expenses, a $548,000 increase in stock-based compensation expense, a $542,000 increase in professional fees and other expenses and a $437,000 increase in billings and collection fees offset by $1.5 million decrease in bad debt expense and a $262,000 decrease in occupancy and equipment expenses. The $639,000 decrease in allocations to other functional areas for information technology, facilities and other occupancy costs is primarily due to a reduction in information technology and information systems projects in 2018. There was no bad debt expense for the three months ended September 30, 2018 due to our implementation of the new revenue guidance on January 1, 2018, on a modified retrospective basis. However, we may incur bad debt expense in the future.

The $4.1 million, or 8%, increase in general and administrative expenses for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to a $2.2 million increase in personnel-related expenses, a $1.4 million  decrease in allocations to other functional areas for information technology, facilities and other occupancy costs, a $1.4 million increase in stock-based compensation expense, a $1.3 million increase in professional fees and other expenses, a $495,000 increase in occupancy and equipment expenses and a $413,000 increase in billings and collection fees. These increases were partially offset by a $3.1 million decrease in bad debt expense. The $2.2 million increase in personnel-related expenses includes $909,000 in severance and other personnel-related costs related to our cessation of the Oncotype SEQ, including Oncotype SEQ Liquid Select test, product development and commercialization activities in March 2018, and a $747,000 increase in contract labor and consulting services related to evaluation of our business for process improvements and information technology enhancements, as well as increased corporate bonus and recruiting costs. The $495,000 increase in occupancy and equipment expenses is primarily due to depreciation and amortization on equipment and facilities not in place in the prior year. There was no bad debt expense for the nine months ended September 30, 2018 due to our implementation of the new revenue guidance on January 1, 2018, on a modified retrospective basis. However, we may incur bad debt expense in the future.

We expect general and administrative expenses to increase in future periods as we hire additional staff and incur other expenses to support the growth of our business, and to the extent we spend more on billing and collections fees.

Interest Income

Interest income was $676,000 and $1.5 million for the three and nine months ended September 30, 2018, respectively, compared to $263,000 and $627,000 for the three and nine months ended September 30, 2017, respectively. The $413,000 and $865,000 increases in interest income for the three and nine months ended September 30, 2018, respectively, over the comparable periods in 2017 were primarily due to increase in short-term investments held in commercial paper. We expect our interest income will remain nominal if the current low interest rate environment continues.

Gain on sale of equity securities

For the three and nine months ended September 30, 2017, we realized gain on sale of equity securities of $0 and $2.8 million in connection with the sale of our common stock of Invitae Corporation, or Invitae. As of June 30, 2017, we had sold all of our remaining shares of common stock of Invitae. There was no such activity for the comparable periods of 2018.

Unrealized gain on equity securities

For the three and nine months ended September 30, 2018, we had unrealized gain on equity securities of $127,000 and $1.5 million. There was no such activity for the comparable periods of 2017.

Other Income (Expense), Net

Other income, net was $39,000 and $101,000 for the three and nine months ended September 30, 2018, respectively, compared to other income, net of $340,000 and $792,000 for the three and nine months ended September 30, 2017. Other income, net for the three and nine months ended September 30, 2018 was primarily related to $3,000 and $37,000 of net foreign currency gains, respectively. Other income, net for the three and nine months ended September 30, 2017 was primarily related to $340,000 and $764,000 of net foreign currency gains, respectively, resulting from valuation adjustments to our international accounts receivable balance. We expect other income (expense), net to continue to fluctuate based on fluctuations in exchange rates that impact our foreign currency transaction gains and losses.

Income Tax Expense (Benefit)

We recognized income tax expense of $375,000 and $834,000 for the three and nine months ended September 30, 2018, respectively, which was computed using the “discrete” (or “cut-off”) method. Income tax expense for the three and nine months ended September 30, 2018 was primarily composed of foreign income tax expense.

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

Based on all available objective evidence, management believes that it is still more likely than not that our net deferred tax assets will not be fully realized. Accordingly, we maintain a valuation allowance against all of our net deferred tax assets as of both September 30, 2018 and December 31, 2017. We will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of our deferred tax assets.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the Act) was signed into law. Accounting Standards Codification 740, Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin 118, which allows companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. We adjusted our deferred tax assets and liabilities based on the reduction of the U.S. federal corporate tax rate from 35% to 21% as of December 31, 2017 and assessed the realizability of our deferred tax assets based on the current understanding of the provisions of the new law. We filed our 2017 federal corporate income tax return and certain state income tax returns after September 30, 2018. As of September 30, 2018, we still consider our accounting for the impacts of the new law to be provisional and will continue to assess the impact of the recently enacted tax law on our business and condensed consolidated financial statements over the next three months. We do not expect a material change from what was reported in the 2017 tax disclosures.

Liquidity and Capital Resources

As of September 30, 2018, we had an accumulated deficit of $215.2 million. We may incur net losses in the future, and we cannot provide assurance as to when, if ever, we will achieve sustained profitability. We expect that our research and development expenses, selling and marketing expenses and general and administrative expenses will increase in future periods and, as a result, we will need to continue to generate significant product revenues to achieve sustained profitability.

	September 30,	December 31,
	2018	2017
	(in thousands)
Cash, cash equivalents and short-term marketable securities	$183,263	$129,575
Working capital	196,297	134,744

Sources (Uses) of Liquidity

Historically we have financed our operations primarily through sales of our equity securities and cash received in payment for our tests. At September 30, 2018, we had cash, cash equivalents and short-term investments of $183.3 million compared to $129.6 million at December 31, 2017. The $53.7 million increase was primarily attributable to an increase in cash generated from operations, partially offset by investments in the growth of our business, including research and development, global expansion, and activities related to reimbursement coverage of our tests. In accordance with our investment policy, available cash is invested in short-term and long-term, low-risk, investment-grade debt instruments. Our cash and marketable securities are held in a variety of interest-bearing instruments including money market accounts and high-grade commercial paper and corporate bonds.

Accounts Receivable

At September 30, 2018 and December 31, 2017, $51.6 million, or 17%, and $31.2 million, or 13%, respectively, of our total assets consisted of accounts receivable. The $20.4 million increase in accounts receivable from December 31, 2017 to September 30, 2018 was primarily due to the change in revenue recognition for certain payors who were not accrual payors prior to our adoption of the new revenue guidance.

Days sales outstanding, or DSO, is a measure of the average number of days it takes for us to collect our accounts receivable, calculated from the date that tests are billed. At September 30, 2018 and December 31, 2017, our weighted average DSOs were 71 days and 62 days, respectively. The timing of our billing and cash collections may also cause fluctuations in our monthly DSOs and accounts receivable. We actively monitor our accounts receivable aging and believe that the increase in DSO is reasonable and within historic ranges.

The following tables summarize accounts receivable by payor mix at September 30, 2018 and December 31, 2017:

	September 30, 2018
		% of		31 - 60	61 - 90	91 - 120	121 to 180	Over 180
	Total	Total	Current	Days	Days	Days	Days	Days
	(In thousands)
Managed care and other	$44,855	85%	$16,530	$8,612	4,760	4,095	$4,299	6,559
Medicare	7,739	15	6,303	904	186	67	99	180
Total	52,594	100%	$22,833	$9,516	$4,946	$4,162	$4,398	$6,739
Allowance for doubtful accounts	(1,041)
Net accounts receivable	$51,553

December 31, 2017

		% of		31 - 60	61 - 90	91 - 120	121 to 180	Over 180
	Total	Total	Current	Days	Days	Days	Days	Days
	(In thousands)
Managed care and other	$27,017	77%	$12,501	$5,028	$2,225	$1,771	$1,775	$3,717
Medicare	8,028	23	6,170	564	94	258	467	475
Total	35,045	100%	$18,671	$5,592	$2,319	$2,029	$2,242	$4,192
Allowance for doubtful accounts	(3,884)
Net accounts receivable	$31,161

Cash Flows

The following table summarizes our cash flow activities:

	2018	2017
	(In thousands)
For the nine months ended September 30,
Cash provided by (used in):
Operating activities	$51,986	$21,468
Investing activities	(39,057)	(28,988)
Financing activities	10,880	10,145
Capital expenditures (included in investing activities above)	$(6,953)	$(10,403)

Cash Provided by Operating Activities

Cash provided by operating activities was $52.0 million for the nine months ended September 30, 2018 and consisted primarily of net income of $16.8 million adjusted for non-cash items of $29.5 million and $5.7 million related to changes in operating assets and liabilities.

Cash provided by operating activities was $21.5 million for the nine months ended September 30, 2017 and consisted primarily of net loss of $5.7 million adjusted for non-cash items of $24.9 million, gain on sale of equity securities of $2.8 million and $5.1 million related to changes in operating assets and liabilities.

Cash Used in Investing Activities

Cash used in investing activities for the nine months ended September 30, 2018 was $39.1 million, consisting of $29.6 million net purchases of marketable securities, $7.0 million in capital expenditures related to the expansion of our business and an additional $2.5 million investment in the preferred stock of Epic Sciences.

Cash used in investing activities for the nine months ended September 30, 2017 was $29.0 million, consisting of $28.8 million net purchases of marketable securities and $10.4 million in capital expenditures related to the expansion of our business offset by $10.2 million of proceeds from sales of marketable securities.

Cash (Used in) Provided by Financing Activities

Cash used in financing activities for the nine months ended September 30, 2018 was $10.9 million, consisting primarily of $16.0 million of proceeds from the issuance of our common stock upon the exercise of stock options offset by $5.1 million of cash paid for tax withholdings related to net share settlements of RSUs.

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

Operating Capital and Capital Expenditure Requirements

We currently anticipate that our cash, cash equivalents and short-term marketable securities, together with payments for our tests, will be sufficient to fund our operations and facilities expansion plans for at least the next 12 months, including our research and development programs, our commercialization efforts related to Oncotype DX AR-V7 Nucleus Detect, our efforts to expand adoption of and reimbursement for our tests, our international expansion efforts and our development of our IVD product and capabilities. We expect to spend approximately $23 million over the next 12 months for planned laboratory equipment, information technology and facilities expansion. We may also use cash to acquire or invest in complementary businesses, technologies, services or products. We expect that our cash, cash equivalents and short term marketable securities will also be used to fund working capital and for other general corporate purposes, such as licensing technology rights, distribution arrangements for our tests both within and outside of the United States or expanding our direct sales capabilities worldwide.

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

Off-Balance Sheet Arrangements

As of September 30, 2018, we had no off-balance sheet arrangements.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842).  The new guidance requires lessees to recognize a right-of-use asset and a lease liability for almost all leases on the balance sheet. Additional qualitative and quantitative disclosures will also be required. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We will adopt the new standard effective January 1, 2019 using the prospective approach. We are currently in the process of the reviewing lease contracts, reviewing other contracts for potential embedded leases, establishing new processes and internal controls and evaluating practical expedient and accounting policy elections. Although we are in the process of evaluating the impact of adoption of the ASU on our consolidated financial statements, we currently believe the most significant change will be related to the recognition of right-of-use assets and lease liabilities on the consolidated balance sheet for real estate operating leases. The adoption of the ASU is not expected to have a material impact on our consolidated statements of income.

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

At September 30, 2018, we had cash, cash equivalents and short-term marketable securities of $183.3 million. We currently do not utilize derivative financial instruments to hedge interest rate exposure. The securities in our investment portfolio are classified as available-for-sale securities and are, due to their short-term nature, subject to minimal interest rate risk. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels at September 30, 2018, the impact on the fair value of these securities or our cash flows or income would not be material.

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

We recognized net foreign currency gains of $3,000 and $37,000 for the three and nine months ended September 30, 2018, respectively and $340,000 and $764,000 for the three and nine months ended September 30, 2017, respectively. The functional currency of our wholly-owned subsidiaries is the U.S. dollar, so we are not currently subject to gains and losses from foreign currency translation of the subsidiary financial statements. We use forward contracts to mitigate the impact of adverse movements in foreign exchange rates related to the remeasurement of monetary assets and liabilities and hedge our foreign currency exchange rate exposure. As of September 30, 2018 and December 31, 2017, we had foreign currency contracts with notional amounts of $22.6 million and $16.1 million, respectively. Although the impact of currency fluctuations on our financial results has been immaterial in the past, there can be no guarantee that the impact of currency fluctuations related to our international activities will not be material in the future.

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

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the third quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have historically incurred substantial net losses. From our inception in August 2000 through September 30, 2018, we had an accumulated deficit of $215.2 million. We expect to continue to invest in our product pipeline, including our current Oncotype DX tests and future commercialized products, and to invest in our global commercial infrastructure, our laboratory operations, commercial collaborations, and other technologies. For the three and nine months ended September 30, 2018, our research and development expenses were $15.4 million and $47.6 million, respectively, and our selling and marketing expenses were $40.1 million and $122.1 million, respectively. We expect our expense levels to continue to increase for the foreseeable future as we seek to globally expand the clinical utility of our Oncotype DX breast and prostate cancer tests, drive adoption of and reimbursement for our Oncotype DX colon cancer and prostate cancer tests and develop and commercialize new tests, including Oncotype DX AR-V7 Nucleus Detect and the in-vitro diagnostic, or IVD, version of our Oncotype DX breast cancer test. As a result, we will need to generate significant growth in revenues in order to achieve sustained profitability. Our failure to achieve increased revenue or sustained profitability in the future could cause the market price of our common stock to decline.

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

For the near future, we expect to continue to derive a substantial majority of our revenues from sales of one test, our Oncotype DX invasive breast cancer test. We do not expect to recognize significant revenues from our colon cancer test. We are in various stages of research and development for other tests that we may offer as well as for enhancements to our existing tests. We may not be able to successfully commercialize tests for other cancers or diseases. If we are unable to increase sales of our Oncotype DX invasive breast cancer test, establish expanded adoption of and reimbursement for our prostate cancer or DCIS tests, or successfully develop and commercialize new products or product enhancements to our currently commercialized tests, our revenues and our ability to achieve sustained profitability would be impaired.

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

Reimbursement on behalf of patients covered by Medicare accounted for 23% and 24% of our product revenues for the three and nine months ended September 30, 2018, respectively, and 24% and 23% of our product revenues for the three and nine months ended September 30, 2017, respectively. Accounts receivable on behalf of patients directly covered by Medicare represented 15% and 23% of our total accounts receivable at September 30, 2018 and December 31, 2017, respectively. While there were no other third-party payors representing 10% or more of our product revenues for these periods, there have been in the past, and may be in the future, payors accounting for 10% or more of our product revenues. Because the majority of stage II and stage III colon cancer patients and prostate cancer patients in the United States are age 65 and over, and thus eligible for Medicare, we may become more dependent on Medicare reimbursement in the future. It is possible that Medicare or other third-party payors that provide reimbursement for our tests may suspend, revoke or discontinue coverage at any time, may require co-payments from patients, or may reduce the reimbursement rates payable to us. Any such action could have a negative impact on our business, financial condition and results of operations. In addition, as described in Item 1 – Legal Proceedings, we are being investigated by the United States Department of Justice related to our compliance with a Medicare billing regulation related to the date of service for our tests. An adverse outcome could include us being required to pay treble damages, and incur attorneys’ fees, penalties and other adverse actions, that could materially and adversely affect our business, financial condition and results of operations.

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

•	significant competition from local and regional product offerings;
•	difficulties in complying with unclear product regulations in various jurisdictions, including the changing regulation in Europe with regard to medical device and IVD regulations;
•	difficulties in staffing and managing foreign operations;
•	complexities associated with managing multiple payor reimbursement regimes, government payors or patient self‑pay systems;
•	logistics and regulations associated with shipping tissue samples or complying with local regulations concerning the analysis of tissue, including infrastructure conditions and transportation delays;
•	limits in our ability to penetrate international markets if we are not able to process tests locally;
•	lack of intellectual property protection in certain markets;
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

We receive a portion of our revenues and pay a portion of our expenses in currencies other than the U.S. dollar, such as the Euro, the Swiss franc, the British pound and the Canadian dollar. As a result, we are at risk from exchange rate fluctuations between such foreign currencies and the U.S. dollar, which could affect our results of operations. For the three months ended September 30, 2018, approximately 9% of our product revenues came from foreign denominated currencies. If the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in decreased revenues and operating expenses and increased net losses. We may not be able to offset adverse foreign currency impact with increased revenues. Beginning in September 2017, we enter into forward contracts to mitigate the impact of adverse movements in foreign exchange rates related to the re-measurement of monetary assets and liabilities and hedge our foreign currency exchange rate exposure. Even with this strategy in place to mitigate balance sheet foreign currency risk, we will not eliminate our exposure to foreign exchange rate fluctuations on our financial results.

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

As of September 30, 2018, we have entered into exclusive distribution agreements for the sale of our tests with distributors covering more than 90 countries. We may enter into other similar arrangements to distribute our tests in other countries in the future. We intend to continue to grow our business internationally, and to do so we may need to attract additional distributors to expand the territories in which we sell our tests. Despite contractual obligations, distributors may not commit the necessary resources to market and sell our tests to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to enter into arrangements with distributors to market our tests in particular geographic areas, we may not realize long‑term international revenue growth. In addition, our revenue from distributors could be negatively impacted as a result of changes in business cycles, business or economic conditions, reimbursement rates, changes in foreign currency exchange rates that make our tests more expensive in our distributors’ local currencies or other factors that could affect their ability to pay us for tests on a timely basis or at all.

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

GENOMIC HEALTH, INC.

Date: November 8, 2018	By:	/s/ Kimberly J. Popovits
Kimberly J. Popovits
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2018	By:	/s/ G. Bradley Cole
G. Bradley Cole
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)