Form 10-K
period 2018-12-31
GENOMIC HEALTH INC
filed 2019-02-28
CIK 1131324

taxane

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2018
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

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

‑accelerated filer ☐ (Do not check if a smaller reporting company)	☐ ☐
Large accelerated filer ☒ Non‑accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2018, the aggregate market value of voting and non‑voting common stock held by non‑affiliates of the registrant was approximately $1.0 billion, based on the closing price of the common stock as reported on The Nasdaq Global Select Market for that date.

There were 36,904,013 shares of the registrant’s Common Stock outstanding on February 22, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2019 Annual Meeting of Stockholders to be held on June 13, 2019.

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

This report contains epidemiological cancer data sourced from GLOBOCAN 2018 and the American Cancer Society, Cancer Facts and Figures, 2018. These sources generally indicate that they believe their information is reliable but do not guarantee the accuracy and completeness of their information. Although we believe that the sources are reliable, we have not independently verified their data.

In this report, all references to “Genomic Health,” “we,” “us,” or “our” mean Genomic Health, Inc.

Genomic Health, the Genomic Health logo, Oncotype, Oncotype DX, Breast Recurrence Score, DCIS Score, Genomic Prostate Score, GPS, Oncotype DX AR-V7 Nucleus Detect and Oncotype IQ are trademarks or registered trademarks of Genomic Health, Inc. We also refer to trademarks of other corporations and organizations in this report.

Company Overview

Genomic Health is a global provider of genomic-based diagnostic tests that address both the overtreatment and optimal treatment of early and late stage cancer, two of the greatest issues in healthcare today. With our Oncotype IQ Genomic Intelligence Platform we are applying our world-class scientific and commercial expertise and infrastructure to lead the translation of clinical and genomic data into clinically actionable results for treatment planning throughout the cancer patient's journey, from diagnosis to treatment selection and monitoring. Our Oncotype IQ Genomic Intelligence Platform is currently comprised of our flagship line of Oncotype DX gene expression tests for breast, prostate and colon cancers, as well as our expanded platform of a liquid-based test, Oncotype DX AR-V7 Nucleus Detect test for advanced stage prostate cancer.

In the United States, approximately 1.7 million people were diagnosed with cancer in 2018. Cancer incidence and mortality are growing worldwide. In 2018, there were approximately 18.1 million newly diagnosed cancer cases and 9.6 million cancer-related deaths occurred worldwide. The most common types of cancer include breast, prostate, lung, colorectal and bladder. Cancer treatment decisions may include whether to perform surgery and whether to administer chemotherapy, radiation therapy or utilize other targeted therapies.

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

Our testing services, other than the Oncotype DX AR-V7 test, are made available through our clinical reference laboratory located in Redwood City, California, which is accredited under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and certified by the College of American Pathologists, or CAP. The Oncotype DX AR-V7 Nucleus Detect test is performed by Epic Sciences, Inc. or Epic Sciences, in its centralized laboratory in San Diego, California, which is accredited under CLIA and certified by CAP.

We offer our tissue-based invasive breast, DCIS, prostate and colon Oncotype DX tests as clinical laboratory services, where we analyze the expression levels of genes in tumor tissue samples and provide physicians with a gene expression profile expressed as a single quantitative score. We refer to this score as a Recurrence Score for our invasive breast cancer and colon cancer tests, a DCIS Score for our DCIS test, and a Genomic Prostate Score, or GPS, for our prostate cancer test. These tests utilize a quantitative genomic analysis known as reverse transcription polymerase chain reaction, or RT‑PCR, in standard tumor pathology specimens to provide tumor‑specific information, or the “oncotype” of a tumor. Our Oncotype DX cancer tests further analyze the expression levels of multiple genes across multiple biological pathways to predict cancer aggressiveness. Through our collaboration with Epic Sciences, we have also introduced a  non-invasive liquid biopsy test, the Oncotype DX AR-V7 Nucleus Detect test,  that we plan to continue delivering through our Oncotype IQ Genomic Intelligence Platform.

The Oncotype DX invasive breast cancer test has extensive clinical evidence validating its ability to predict the likelihood of breast cancer recurrence and the likelihood of chemotherapy benefit. We also provide an Oncotype DX test for patients with DCIS, a pre‑invasive form of breast cancer. Our Oncotype DX colon cancer assesses the risk of recurrence in patients with stage II disease, and is also available for use in patients with stage III disease treated with oxaliplatin‑containing adjuvant therapy. Our Oncotype DX prostate cancer test has demonstrated that the multi‑gene Oncotype DX Genomic Prostate Score assessed in prostate needle biopsy tumor tissue, is a predictor of adverse pathology, that is, the likelihood of aggressive disease upon prostatectomy, for patients with early‑ or intermediate-stage prostate cancer. Our Oncotype DX AR-V7 Nucleus Detect test is the first and only nuclear-localized AR-V7 test that can help guide treatment decisions by identifying metastatic castration resistant prostate cancer patients, who will not respond to androgen receptor, or AR,  targeted therapy.

We have expanded in both the U.S. and international markets and continue to publish new studies supporting the clinical validity, clinical utility and positive health economics of our Oncotype DX tests. As of January 2019, we have published 156 peer-reviewed papers and completed 125 clinical studies involving more than 140,000 breast, colon and prostate cancer patients worldwide. In the United States, our Oncotype DX breast cancer test is incorporated in published American Society of Clinical Oncologists, or ASCO, and National Comprehensive Cancer Network, or NCCN, breast cancer treatment guidelines for patients with breast cancer that is estrogen receptor positive, or ER+, and/or progesterone receptor positive, or PR+.

The test is also recognized in international guidelines issued by the St. Gallen International Breast Cancer Expert Panel and European Society for Medical Oncology, or ESMO. In addition, the National Institute for Health and Care Excellence, or NICE, in England issued updated guidance in December 2018, to now include patients with micrometastases, while continuing to recommend the Oncotype DX breast cancer test for use in clinical practice to guide chemotherapy treatment decisions for certain patients with early‑stage, N-, hormone receptor‑positive, human epidermal growth factor receptor 2, or HER2, negative, invasive breast cancer. In its updated assessment of breast cancer gene expression profiling tests, the German Institute for Quality and Efficiency in Health Care, or IQWiG, concluded in September 2018 that only the Oncotype DX Breast Recurrence Score test has sufficient evidence to guide breast cancer adjuvant chemotherapy decisions based on the Trial Assigning IndividuaLized Options for Treatment (Rx), or TAILORx, study results. Also, each of the Gynecologic Oncology Working Group (AGO) in Germany and the Japan Breast Cancer Society updated their guidelines to recommend Oncotype DX as the only breast cancer gene expression test to predict chemotherapy benefit in early-stage, hormone receptor-positive invasive breast cancer.

Finally, the Oncotype DX breast cancer test is included in the Eighth Edition of the American Joint Committee on Cancer, or AJCC, Cancer Staging Manual, a guidebook that serves to ensure consistent cancer diagnoses and staging across the range of U.S. cancer care providers and facilities. The AJCC Cancer Staging Manual identifies Oncotype DX as the only multi-gene assay that provides Level I evidence to formally down-stage breast cancer patients. The Oncotype DX Breast Recurrence Score, hormonal status (ER, PR) and HER2 status have been added to nodal status, tumor size and tumor grade as standard AJCC criteria for prognostic staging of breast cancer.

As of December 31, 2018, more than 53,000 physicians in over 90 countries had ordered more than 1,000,000 Oncotype DX tests for cancer patients. We have a direct commercial presence with employees and consultants in the United States and certain other countries, and our tests are also available outside of the United States through a network of distributors. See our consolidated financial statements and the related notes in Item 8 of this Annual Report for segment-related information.

Scientific Background

Use of Genomics to Understand Cancer

Genetics and genomics are playing an increasingly critical role throughout all stages of cancer care. While genomics and genetics may sound similar and are related, each focuses on different information. Genetics involve the study of individual genes and how genes pass on hereditary traits from one generation to the next and how new traits may develop from genetic mutations or changes. Examples of traits include physical traits, predisposition to certain conditions, or drug metabolism.

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

Our proprietary methods also include the extraction of deoxyribonucleic acid, or DNA, from FPE tissue and blood and subsequent complete and targeted genome analyses by next-generation sequencing, or NGS. We have explored the combination and superimposition of certain whole transcriptome derived RNA information (standardized expression; univariate biomarker direction of association) on genomic information to reveal the genomic landscapes of cancers.

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

We are also working with a number of different technologies, such as digital PCR and detection and capture methods for CTCs and circulating tumor DNA, or ctDNA, to expand our capabilities, and continue to develop methods to enable genomic testing using a variety of biological materials such as blood and urine. We have also evaluated digital pathology and digital image analysis technologies that could be used to enhance some of our existing or future products and improve some of our existing laboratory processes. Finally, we have developed significant expertise with sample-to-answer technology through our collaboration with Biocartis. We plan on using this expertise to develop versions of our existing and future tissue and liquid-based tests that can be run by pathology laboratories in and outside the United States.

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

We believe our tests provide information that has the following benefits:

•

Improved Quality of Treatment Decisions.  We believe our approach to genomic‑based cancer analysis improves the quality of cancer treatment decisions by providing an individualized analysis of each patient’s tumor that is correlated to clinical outcome, rather than solely using subjective, anatomic and qualitative factors to determine treatments. Our Oncotype tests for breast, DCIS, prostate, and colon cancers have been analytically and clinically validated in multiple published studies. The Recurrence Score results from our tests have been demonstrated to classify patients into recurrence risk categories different than classifications based primarily on clinical and pathologic features. Additionally, multiple decision impact studies conducted worldwide consistently show that the Recurrence Score result changes treatment decisions in more than 30% of patients. As a result, we believe our tests enable patients and physicians to make more informed decisions about the risks and benefits of various treatments, and consequently design an individualized treatment plan.

•

Improved Health Economics of Cancer Care.  We believe that improving the quality of treatment decisions can result in significant economic benefits. For example, in early stage invasive breast cancer, our data shows that many patients are misclassified as high or low risk using traditional clinical and pathological factors. As a result, many low risk patients misclassified as high risk receive toxic and expensive chemotherapy regimens, the cost of which may exceed $20,000, as compared to the significantly lower cost of an Oncotype DX test. On the other hand, some high risk breast cancer patients misclassified as low risk are not provided potentially life-saving chemotherapy, possibly necessitating future treatment costing up to $80,000 or more if the cancer recurs. Based on the results of TAILORx, the Oncotype DX invasive breast cancer test accurately identifies whether a patient will or will not benefit from chemotherapy, thereby improving the patient’s prospects for better clinical outcomes by avoiding unnecessary chemotoxicities, secondary cancers, distant recurrences, and shortened survival and by saving the patient as well as the health care system significant costs.

Oncotype DX Breast Cancer Tests

Oncotype DX for Early-Stage, Invasive Breast Cancer

Our Oncotype DX invasive breast cancer test is designed to help identify those patients with higher risk disease who are most likely to benefit from chemotherapy and to identify those patients with lower risk disease who may receive minimal clinical benefit from chemotherapy.

Breast cancer is the most common cancer worldwide and the leading cause of cancer death in women. In 2018, more than 266,000 women were estimated to be diagnosed with invasive breast cancer in the United States, along with more than 63,000 new cases of non-invasive (in situ) breast cancer. Worldwide, it is estimated that there were 2.1 million newly diagnosed cases of breast cancer in 2018.

Following diagnosis, a physician determines the stage of the breast cancer by examining the pathology of the tumor, the size of the tumor, nodal status, referred to as N+, where the tumor has spread to the lymph nodes, and N−, where the tumor has not spread to the lymph nodes, and the extent to which the cancer has spread to other parts of the body. The Oncotype DX Breast Recurrence Score assay has been clinically validated in multiple large cohorts of early stage, estrogen receptor-positive, HER2-negative breast cancer patients with node-negative and node-positive disease. The Recurrence Score result is prognostic of the 10-year risk of distant disease recurrence and is predictive of adjuvant chemotherapy benefit.

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

We expanded the utility of our Oncotype DX breast cancer test to patients diagnosed with N+ breast cancer that may not benefit from chemotherapy or may have other health issues that increase the risk of chemotherapy treatment. Results from studies of our Oncotype DX breast cancer test in N+ patients utilizing tumor samples from chemotherapy treated patients (anthracycline plus Cytoxan or anthracycline plus Taxotere), completed in collaboration with the Eastern Cooperative Oncology Group, or ECOG, and Aventis, Inc., were published in the Journal of Clinical Oncology in 2008. The results of this study suggest that the Breast Recurrence Score result provides accurate recurrence risk information for patients with ER+ breast cancer, regardless of whether they are N+ or N−. In December 2007, we presented results from a second study conducted in conjunction with the Southewest Oncology Group, or SWOG, that reinforced the conclusion that chemotherapy does not appear to benefit patients with either 1‑3 or 4 or more positive nodes for disease‑free survival over 10 years, if their tumors had a low Breast Recurrence Score result. The results were published in The Lancet Oncology in December 2009.

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

In 2015, the results of two large independent prospective studies were announced. In September 2015, initial results from the Trial Assigning IndividuaLized Options for Treatment (Rx), or TAILORx, were announced. The TAILORx trial was independently designed and led by ECOG-ACRIN Cancer Research Group under the sponsorship of the National Cancer Institute, or NCI. TAILORx represents the largest breast cancer treatment trial ever conducted, and thousands of investigators enrolled more than 10,000 women across approximately 1,200 sites in six countries. These early results demonstrated that a group of trial participants with a Breast Recurrence Score of 10 or less who received hormonal therapy alone without chemotherapy had less than 1% chance of recurrence at five years. In December 2015, we announced results from the Surveillance, Epidemiology and End Results (SEER) program of the National Cancer Institute, a large population-based observational study based on the SEER registry of more than 40,000 node-negative and 4,500 node-positive patients, demonstrating breast cancer specific mortality at five years was less than 0.5% in node-negative disease and 1% in node positive disease (up to three positive nodes) where the patient’s Breast Recurrence Score result was less than 18.

In June 2018, new results from the TAILORx trial were published in The New England Journal of Medicine and presented at the plenary session of the 2018 ASCO annual meeting. With regard to the primary endpoint, TAILORx enrolled approximately 7,000 women with Oncotype DX Breast Recurrence Score results of 11 to 25. This primary study group was randomized to receive hormonal therapy with or without chemotherapy in order to more precisely define the benefit of chemotherapy, if any. These randomized patients with Oncotype DX Breast Recurrence Score results of 11 to 25 comprised approximately two-thirds of all TAILORx patients and were followed long-term, with nine-year outcomes reported. This group of women represents approximately 260,000 breast cancer patients diagnosed in major global markets each year. The TAILORx study definitively established that chemotherapy can be spared in at least 70 percent of invasive breast cancer patients. Tumor size or tumor grade did not predict chemotherapy benefit. Thus, the TAILORx trial established that chemotherapy treatment should be guided using the Oncotype DX breast cancer test as the genomic classifier.

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

Oncotype DX for Ductal Carcinoma in Situ (DCIS) Stage 0, Pre-Invasive Breast Cancer

In December 2011, we further expanded the utility of our Oncotype DX tests to include DCIS patients. The DCIS test provides an individualized prediction of the 10‑year risk of local recurrence (DCIS or invasive carcinoma), represented by a DCIS Score result, to help guide treatment decision‑making in women with DCIS treated by local excision, with or without tamoxifen. In the United States alone, one out of every five new breast cancer patients each year is diagnosed with DCIS. After breast‑conserving surgery, local recurrences of DCIS or a new invasive breast cancer occur in 20‑25% of patients at 10 years, on average, with surgery alone. The addition of radiation therapy and its attendant costs has been shown in clinical trials to reduce local recurrence risk but has not been shown to prolong survival.

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

Oncotype DX Colon Cancer Test

Globally, colon cancer is the fourth most frequent cancer and the third leading cause of cancer death in men and women. In 2018, it is estimated that more than 97,000 people were diagnosed with colon cancer in the United States. Worldwide, over 1 million newly diagnosed cases of colon cancer are estimated to have occurred in 2018. In patients with stage II and stage III colon cancer, the decision to treat with chemotherapy following surgery is based on an assessment of how likely their disease is to recur and as a result, it is critical for clinicians to accurately discriminate recurrence risk. The Oncotype DX Colon Recurrence Score test has been clinically validated in multiple studies to predict recurrence risk in patients with stage II and III colon cancer.

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

Worldwide, prostate cancer ranks as the second most frequent cancer and the fifth leading cause of cancer death in men. An estimated 165,000 new cases of prostate cancer were diagnosed in the United States in 2018. Worldwide, it is estimated that there were nearly 1.3 million new cases of prostate cancer diagnosed during 2018. Although most newly diagnosed patients have indolent (low risk) disease, many receive aggressive treatment, including surgery and radiation therapy. Aggressive treatments often impact a man’s quality of life due to side effects or complications, such as urinary and erectile difficulties, which may be temporary or long term. The Oncotype DX GPS assay has been clinically validated in multiple studies in men with newly diagnosed prostate cancer with NCCN very low-, low-, and intermediate-risk disease. The test provides a personalized risk assessment that allows those with low and high-risk disease to confidently select initial treatment regimens.

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

We use our proprietary RT‑PCR process for analyzing very small amounts of prostate tissue obtained by needle biopsy to determine whether a patient has high grade disease or disease that has extended beyond the prostate—versus low grade disease or disease confined to the prostate. Our test is intended to address the well‑known limitations of biopsy sampling, which leads to overtreatment based on the potential of a patient’s tumor being upgraded or upstaged following radical prostatectomy. Our test allows more patients to appropriately select active surveillance, avoiding radical surgery and its lifelong complications.

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

In April 2015, Urology Practice published the positive results of this decision impact study. This prospective study involving 158 newly diagnosed prostate cancer patients showed that incorporation of our test’s GPS changed modality and/or intensity of treatment recommendations in 26% of patients across multiple urology practice settings. Additionally, 85% of urologists were more confident in their treatment recommendation following review of the patient’s GPS.

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

In February 2019, Urology published results from a multi-center, prospective validation study of the Oncotype DX GPS test in newly diagnosed men with clinically low-risk prostate cancer who elected immediate radical prostatectomy after receiving the test. The study results prospectively validated the GPS test as an independent predictor of adverse pathology at the time of surgery as a measure of disease aggressiveness for men with clinically low- or intermediate-risk prostate cancer.

In May 2015, the MolDx program of Palmetto, GBA, or Palmetto, released a draft local coverage determination, or LCD, supporting reimbursement for the Oncotype DX prostate cancer test for men with very low and low risk disease, as defined by NCCN guidelines. In August 2015, Palmetto issued its final LCD for our Oncotype DX prostate cancer test, approving nationwide coverage of the test for qualified Medicare patients throughout the United States. Palmetto initiated reimbursement for our Oncotype DX prostate cancer test for patients with low- and very-low-risk disease effective October 2015 and for patients with favorable intermediate-risk disease effective October 2017.

Oncotype DX AR-V7 Nucleus Detect Test

In June 2016, we entered into a collaboration with Epic Sciences, under which we acquired exclusive license and distribution rights to commercialize the Oncotype DX AR-V7 Nucleus Detect test in the United States.

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

Development of Oncotype DX AR-V7 Nucleus Detect Test and Scientific Studies

In January 2017, investigators from Memorial Sloan Kettering Cancer Center and Epic Sciences published findings in European Urology, that only nuclear localization of AR-V7 protein in CTCs from mCRPC patient blood samples is predictive of therapeutic benefit. Previous work by the same team, reported in JAMA Oncology, demonstrated that nuclear localized AR-V7 protein in CTCs was predictive of a 76% reduction of risk of death for mCRPC patients who received taxane chemotherapy versus Androgen Receptor Signaling Inhibitors. The Oncotype DX AR-V7 Nucleus Detect test became commercially available in February 2018.

In October 2018, Palmetto initiated coverage for the use of the Oncoytpe DX AR-V7 test through its final LCD, providing coverage for eligible Medicare patients for dates of service on or after December 10, 2018.

We believe that this test is complementary to our other Oncotype tests and allows us to leverage our commercial channel in a way that we believe may generate growth across our business in the United States. We may also pursue additional collaboration opportunities that are intended to complement our expanding product portfolio.

Commercial Collaborations

In September 2017, we entered into an exclusive license and development agreement with Biocartis N.V., or Biocartis, a molecular diagnostics company based in Belgium, to develop and commercialize an in vitro diagnostic, or IVD, version of the Oncotype DX invasive breast cancer test, which we refer to as our Oncotype DXi IVD Breast Recurrence Score test, on Biocartis' Idylla platform that can be performed locally by laboratory partners and in hospitals around the world. The Idylla platform offers a unique solution in the localization of complex molecular diagnostics. Using Biocartis’ proprietary Idylla platform, we intend to enable local pathology labs to generate Oncotype DX Breast Recurrence Score results. Under the terms of the license and development agreement, we have an exclusive, worldwide, royalty-bearing, license to develop and commercialize an IVD version of our Oncotype DX invasive breast cancer test on Biocartis’ Idylla platform, and an option to expand the collaboration to include additional tests in oncology and urology. We have primary responsibility for developing, validating and registering our Oncotype DXi IVD Breast Recurrence Score test and any future tests to be performed on the Idylla platform, and are also responsible for manufacturing and commercialization activities with respect to such tests. In November 2018, we signed an addendum to the license and development agreement with Biocartis, exercising our option to expand the collaboration to include rights in urology. We obtained a right of first refusal to add an additional test, a non-invasive detection of prostate cancer in a pre-biopsy setting.

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

Breast Cancer

We have continued to conduct and present a variety of development studies to expand the reach of our products for breast cancer. For example, we presented results from a clinical study summarizing the gene signatures of male patients for whom the Oncotype DX breast cancer test was used to guide chemotherapy treatment, indicating that breast cancer in men displays similar 21-gene signatures to breast cancer in post-menopausal women. We also presented a study demonstrating that there were significant differences in gene expression between hormone receptor negative, or triple negative, breast cancer compared with hormone receptor positive disease.

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

The RxPONDER trial, an National Cancer Institute, or NCI,  sponsored, large prospective randomized trial in (N+) breast cancer enrolled its first patient in 2011 and estimates study completion in 2022. The goal of this study is to better define the effect of chemotherapy, if any, in patients with 1-3 positive lymph nodes. All patients enrolled in the RxPONDER trial received Breast Recurrence Score results from the Oncotype DX breast cancer test.

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

Prostate Cancer

In August 2014, we announced positive top line results of a second clinical study, demonstrating the ability of our GPS test to predict multiple clinical endpoints related to disease aggressiveness among low/intermediate risk patients. The study also confirmed the earlier validation study published in May 2014. The results from the clinical validation study were presented at ESMO in September 2014, and at the Society of Urologic Oncology meeting in December 2014.

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

Potential new products may address a variety of specific clinical needs by leveraging one or multiple technological capabilities including NGS, digital PCR and circulating tumor cell detection analysis. Additionally, we believe potential new products can be implemented in the form of non‑invasive tests performed on blood or urine, similar to the Oncotype DX AR-V7 Nucleus Detect test.

We have also begun development of an IVD version of the Oncotype DX breast cancer test, which we refer to as our Oncoytpe DXi IVD Breast Recurrence Score test, on Biocartis' Idylla platform that can be performed locally by laboratory partners and in hospitals around the world. It is our intent to develop additional IVD tests based on our existing products, such as our Oncotype DX GPS test. We also plan to continue to expand our product footprint through collaborations with existing and new industry partners and key opinion leaders.

As new clinical evidence continues to be introduced, we intend to incorporate such evidence into additional iterations of these tests, which could include additional genes or updated interpretations of genes already included in such tests.

Commercial Operations

United States

Our commercial infrastructure, including our sales force, managed care group, and patient support network, is critical to our future success. We continue to build a strong domestic sales, marketing and reimbursement effort by interacting directly with medical, radiation, and surgical oncologists, urologists, pathologists and payors. Because oncology and urology are distinct concentrated specialties, we believe that a focused marketing organization and specialized sales force with regional and local experience in the U.S. for each of oncology and urology is necessary to effectively serve both specialties. We employ a direct sales approach that targets oncologists, cancer surgeons and urologists, and utilizes medical education and scientific liaisons who target key opinion leaders. We also plan to continue conducting clinical studies with the objective of having results published in peer‑reviewed journals. We believe the combination of these approaches is our best means to increase patient and physician demand and the number of favorable reimbursement coverage decisions by third‑party payors. Due to significant overlap between breast and colon oncologists and surgeons, we believe our current oncology salesforce has sufficient capacity to market our Oncotype DX breast and colon cancer tests. In 2018, we continued to expand our urology sales team in the United States to market our prostate cancer test to urologists, and we believe our current urology salesforce has sufficient capacity to market our Oncotype DX prostate cancer test. Going forward, we intend to leverage our existing sales capabilities and channels to introduce and commercialize new products, such as the Oncotype DX AR-V7 Nucleus Detect test.

Our managed care group works with our contract and reimbursement teams to encourage adoption of our tests under payor medical policy and to ensure our tests are appropriately reimbursed. These teams, along with our customer service group and patient support network, handle benefits investigation, preauthorization, and other administrative matters for patients who use our tests. We have the infrastructure, if needed, to appeal certain claims for our tests that are denied by third‑party payors. In addition, we provide patient and physician education through our website, material provided to local advocacy groups, local, national and social media campaigns and materials provided to oncologists, urologists, pathologists and surgeons.

All internally developed Oncotype tests are currently processed in our clinical reference laboratory facilities in Redwood City, California. The Oncotype DX AR-V7 Nucleus Detect test, which was designed and validated by Epic Sciences, is performed in its CLIA-certified, CAP-accredited clinical reference laboratory facility in San Diego, California. Our current clinical laboratory processing capacity in Redwood City is approximately 175,000 tests annually, and it has significant expansion capacity with incremental increases in laboratory personnel and equipment, including expansion capacity for laboratory facilities. We believe that we currently have sufficient capacity to process all of our tests. We have recently completed the construction of an additional laboratory facility on our Redwood City, California campus that will increase capacity for sample processing and research and development. We may require additional facilities in the future as we expand our business and believe that additional space, when needed, will be available on commercially reasonable terms.

International

We have a direct commercial presence with employees in Canada, Japan and six European countries. Additionally, we have exclusive distribution agreements for one or more of our Oncotype DX tests with distributors covering more than 90 countries outside of the United States.

We believe our future success is dependent on our ability to continue to expand our international commercial presence and achieve adequate reimbursement for our tests. However, there are significant differences between countries that need to be considered. For example, regulatory or reimbursement requirements may vary from country to country, and different countries may have a public healthcare system, a combination of public and private healthcare system or a cash‑based payment system. Treatment costs outside of the United States may be lower, which may impact the cost savings of our tests, and therefore impact the reimbursement amount we can achieve in certain countries.

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

In December 2015, Palmetto determined that it was appropriate to establish a unique identifier code and independent coverage for the Oncotype DX DCIS test. On January 19, 2017, Palmetto announced that it would cover the Oncotype DX DCIS test under a new LCD with Coverage with Data Development, or CDD, for tests with dates of service after March 6, 2017. In September 2018,  CMS issued new Proprietary Laboratory Analyses, or PLA, codes for our Oncotype DX AR-V7 test and Oncotype DX Genomic Prostate Score test, which became effective on October 1, 2018 for administrative and billing purposes. Medical national payment rates for the new PLA codes for both tests became effective January 1, 2019

The Protecting Access to Medicare Act of 2014, or PAMA, codified coverage rules for laboratory tests by requiring that any Medicare local coverage policy be issued in accordance with the requirements for the LCD process.

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

Coding and Reimbursement

We have specific Current Procedural Terminology, or CPT, codes for our Oncotype DX invasive breast, DCIS, prostate and colon cancer tests, although we may also bill for our tests with an unlisted procedure code. Providers use an unlisted procedure code to bill for a service when no existing specific code accurately describes the service, or for other administrative or operational reasons.

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

There have also been substantial changes to the payment structure for physicians, including those passed as part of the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, which was signed into law on April 16, 2015. MACRA created the Merit-Based Incentive Payment System which, beginning in 2019, more closely aligns physician payments with composite performance on performance metrics similar to three existing incentive programs (i.e., the Physician Quality

Reporting System, the Value-based modifier program and the Electronic Health Record Meaningful Use program) and incentivizes physicians to enroll in alternative payment methods. At this time, we do not know whether these changes to the physician payment systems will have any impact on orders or payments for our tests.

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

The payment rates calculated under PAMA applied effective January 1, 2018. In general, any reductions to payment rates compared to rates paid under the CLFS in 2017 resulting from the new methodology are limited to 10% per test per year in each of the years 2018 through 2020 and to 15% per test per year in each of the years 2021 through 2023. Rates for 2021 through 2023 will be established following collection of data on private payor rates from the first half of 2019 that will be reported in the first quarter of 2020.

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

International Coverage and Reimbursement

The majority of our international Oncotype DX test revenues come from direct payor reimbursement, payments from our distributors, and patient self‑pay. We have obtained coverage for our invasive breast cancer test outside of the United States, including coverage for certain patients in Canada, France, Ireland, Israel, Saudi Arabia, Switzerland, and the United Kingdom.

The U.K.’s National Institute for Health and Care Excellence (NICE) issued updated guidance again recommending the Oncotype DX Breast Recurrence Score test for use in clinical practice to guide adjuvant chemotherapy treatment decisions and expanding its prior recommendation to now include patients with micrometastases. We expect that broadening coverage and reimbursement for our Oncotype DX tests outside of the United States will take years.

Test Specific Coverage and Reimbursement

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

Oncotype DX Colon Cancer Test

We are working with public and private payors and health plans to secure coverage for our Oncotype DX colon cancer test based upon our published and presented results in clinical validation studies and the completed and ongoing studies designed to demonstrate the treatment decision impact of the test in clinical practice. In 2011, the local carrier with jurisdiction for claims submitted by us for Medicare patients established coverage for our colon cancer test for patients with stage II colon cancer. Additionally, the Veterans Administration, Department of Defense hospitals and a few additional private payors provide coverage and reimbursement. We intend to pursue reimbursement while seeking to obtain formal coverage policies with payors and expect that this test will continue to be reviewed on a case‑by‑case basis until policy decisions have been established. We believe it may take several years to achieve additional reimbursement with third‑party payors for our colon cancer test. However, we cannot predict whether, or under what circumstances, payors will reimburse for this test.

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

Other than Medicare coverage, we have obtained some reimbursement coverage from third‑party payors for our Oncotype DX prostate cancer test. As a genomic-based test, our prostate cancer test may be considered investigational by payors and therefore may not be covered under their reimbursement policies. Consequently, we intend to pursue case‑by‑case reimbursement and expect that this test will continue to be reviewed on this basis until policy decisions have been made by individual payors. We plan to work with public and private payors and health plans to secure coverage for this Oncotype DX prostate cancer test based upon clinical evidence demonstrating the utility of the test. We believe it may take several years to achieve reimbursement with a majority of third‑party payors for our prostate cancer test. However, we cannot predict whether, or under what circumstances, payors will reimburse for this test. We plan to hire additional commercial, scientific, technical and other personnel to support this process.

Competition

We compete in a rapidly evolving and highly competitive industry, and there are a number of private and public companies that offer products or have conducted research to profile genes and gene expression in breast, colon and prostate cancer, including companies such as Agendia Inc., BioTheranostics, Exact Sciences Corporation, GenomeDx Biosciences Inc., Guardant Health, Inc., Hologic Inc., Myriad Genetics Inc. (and its Sividon Diagnostics subsidiary), NanoString Technologies Inc., NeoGenomics, Inc., OPKO Health, Inc. (and its Bio-Reference Laboratories, Inc. subsidiary) and Qiagen N.V. As we look to expand our research, development and commercialization efforts, we may face competition from companies such as Danaher Corporation (and its Cepheid, Inc. subsidiary), Bio-Techne Corporation, Grail, MDxHealth, Metamark Genetics, Inc., Natera Inc. and Personal Genome Diagnostics, Inc. Historically, our principal competition for our Oncotype DX tests has also come from existing diagnostic methods used by pathologists and oncologists, and such traditional diagnostic methods can be difficult to change or supplement. We also compete with companies offering capital equipment and kits or reagents to local pathology laboratories. These kits are used directly by the pathologist, which facilitates adoption more readily than tests like ours that are performed outside the pathology laboratory.

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

In our prostate cancer market, we face comparatively greater competition than in our breast cancer market, including competition from products which were on the market prior to our product launch and which are supported by clinical studies and published data. This existing direct and indirect competition for tests and procedures may make it difficult to gain market share, impact our ability to obtain reimbursement or result in a substantial increase in resources necessary for us to successfully continue to commercialize our Oncotype DX GPS prostate test and the recently launched Oncotype DX AR-V7 Nucleus Detect test.

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

Regulation

United States

Clinical Laboratory Improvement Amendments of 1988 (CLIA)

We and our collaboration partners like Epic Sciences are required to hold certain federal, state and local licenses, certificates and permits to conduct our business. Under CLIA, we are required to hold a certificate applicable to the types of tests we perform and to comply with standards covering personnel qualifications, facilities administration, quality systems, inspections and proficiency testing.

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

Europe

In Vitro Diagnostic Regulation

When we commercialize our Oncotype DXi IVD Breast Recurrence Score test in Europe, which is the first market in which we intend to commercialize this product, we will be subject to regulatory oversight of this IVD diagnostic product as a medical device. Accordingly, we and certain of our contract manufacturers will be subject to ongoing compliance with various International Organization for Standardization, or ISO, standards and ongoing regulatory oversight and review. These include routine inspections by European Union, or EU, Notified Bodies, which are entities accredited by an EU Member State to assess whether a product to be placed on the market meets certain preordained standards, of our manufacturing facilities and our records for compliance with requirements such as ISO 13485 and ISO 27001, which establish extensive requirements for quality assurance and control as well as manufacturing and change control procedures. Additionally, the European Union adopted the IVD Directive Regulation, or IVDR, which will increase the regulatory requirements applicable to IVDs in the EU and would require that we classify and obtain pre-approval for any diagnostic products, including the Oncotype DXi IVD Breast Recurrence Score test, which would be subject to the IVDR as of May 25, 2022. If we are not able to maintain regulatory compliance, we may not be permitted to market our diagnostic products and/or may be subject to enforcement by EU Competent Authorities, bodies with authority to act on behalf of the government of the applicable EU Member State to ensure that the requirements of the directive or regulation are met.

Health Insurance Portability and Accountability Act

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, required the Department of Health and Human Services, or HHS, to issue regulations to protect the privacy and security of protected health information. HIPAA’s privacy and security requirements are broad in scope and apply to “covered entities,” which include healthcare providers like us who transmit health information in connection with electronic healthcare transactions. In 2009, HIPAA was amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH. The implementing regulations of HIPAA, as amended by HITECH, were last modified in 2013 and resulted in significant changes to the privacy, security, breach notification, and enforcement requirements with which we must comply. Among these changes, covered entities are now assumed liable for violations of HIPAA that result from acts or omissions of their business associates where the business associate is an agent of the covered entity and was acting within the scope of its agency, regardless of whether the covered entity and business associate entered into a business associate agreement in compliance with HIPAA. Penalties for violations of HIPAA include civil money and criminal penalties.

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

Other Pertinent Data Privacy Regulations

In addition to HIPAA, a number of state and international laws impose requirements regarding the protection of health or other personal information that are applicable to our operations. Many state laws are not preempted by HIPAA because they are more stringent or are broader in scope than HIPAA. California recently passed the California Consumer Privacy Act, or CCPA. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The current draft of the law is the broadest set of data protection requirements in the United States and in many respects imposes significantly more burdensome requirements on companies processing data about California residents. There are indications that the CCPA may undergo substantial revisions prior to its effective date. If the revised law is more onerous than the current version, the effect on our business operations could be costlier than we anticipate.

Further, we are required to comply with international personal data protection laws and regulations. Effective May 25, 2018, the General Data Protection Regulation, or GDPR, a more prescriptive, detailed, and punitive regulation. While companies are afforded some flexibility in determining how to comply with the GDPR’s various requirements, it has and will continue to require significant effort and expense to ensure continuing compliance with the GDPR. Moreover, the requirements under the GDPR as to documentation, breach notification, access rights, and security, and breach notification regulations may change periodically or may be modified by E.U. national law and could have an effect on our business operations if compliance becomes substantially costlier than under current requirements. It is possible that each of these privacy laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business. Violations of the GDPR could lead to the imposition of substantial penalties and other regulatory action, such as the suspension of data transfers between the E.U. and the United States.

Under the GDPR, personal information about E.U. citizens can only be transferred from the E.U. to countries with adequate data protection. The U.S.-E.U. Privacy Shield, or the Privacy Shield, has been open to registrants as of August 1, 2016. We have self-certified compliance with the Privacy Shield, which we believe will mitigate customer concerns about overseas data transfers. However there continue to be concerns about whether the Privacy Shield will face additional challenges (similar to those that invalidated the Safe Harbor Framework), and it is not guaranteed that companies who have self-certified under the Privacy Shield will be free of additional ongoing scrutiny by E.U. data protection authorities. Compliance with Privacy Shield requirements does not, in addition, equate to compliance with the stringent requirements of the GDPR. European data protection authorities could interpret or apply European data protection law in a manner that is inconsistent with our practices. If so, this could result in prohibitions on processing of data required to perform our tests in Europe or government-imposed fines, or both, which could adversely affect our business. Complying with these various laws could in addition cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business.

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

Sanctions for a violation of the Stark Law include the following:

•	denial of payment for the services provided in violation of the prohibition;
•	refunds of amounts collected by an entity in violation of the Stark Law;
•	a civil penalty, pursuant to Federal Civil Monetary Penalties Law, of up to $24,748 (as of 2018) for each claim submitted in violation of the Stark;
•	possible exclusion from federal healthcare programs, including Medicare and Medicaid; and
•	a civil penalty, pursuant to Federal Civil Monetary Penalties Law, of up to $164,922 (as of 2018) for each scheme to circumvent the Stark Law.

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

Additionally, on October 24, 2018, the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (SUPPORT Act) was signed into law. The SUPPORT Act is a broad piece of legislation intended to address the national opioid crisis. One of the bills included in the SUPPORT Act is the Eliminating Kickbacks in Recovery Act of 2018 (EKRA). EKRA creates criminal penalties for any individual who solicits or receives any remuneration in return for referring a patient or patronage to a recovery home, clinical treatment facility, or laboratory or pays or offers any remuneration to induce a referral of an individual to a recovery home, clinical treatment facility, or laboratory. Notably, it extends its prohibitions to services covered by a health care benefit program, which includes both government and private payors. The language of the act is very broad, and the term laboratory is not limited to just those laboratories associated with substance abuse services. Therefore, enforcement action under EKRA could potentially reach laboratories like ours outside the scope of substance abuse treatment. Additionally, of note, EKRA seems to implicate engagement of sales and marketing representatives, as such individuals are compensated, in part, based on test volume-based metrics. This law appears to be the federal government’s way of addressing the relationships within the substance abuse and clinical laboratory industry that can fall outside the scope of Medicare/Medicaid enforcement (i.e., Stark Law and Anti-Kickback Statute) due to the fact that claims for these types of services often are not submitted to government health care benefit programs and instead are only submitted to private payors. The EKRA is significant in that it appears to create an anti-kickback equivalent that impacts all payors (including private payors). Violation of EKRA is punishable by a fine of up to $200,000 and/ or imprisonment of up to 10 years for each occurrence. EKRA is still very new and as a result, the scope of its enforcement is yet to be determined.

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

As of December 31, 2018, we had 42 issued patents in the United States and 393 issued patents outside of the United States, which includes validated patents issued by the European Patent Office in key European Union countries, covering genes and methods that are components of the Oncotype DX breast, colon and prostate cancer tests or research methods and platform technologies. In addition, we have a number of pending patent applications in the United States and in other countries, including provisional and non‑provisional filings. Our issued U.S. patents expire at various times between 2023 and 2033. Some of these U.S. patent applications also have corresponding pending or granted applications under the Patent Cooperation Treaty in Canada, Europe, Japan, Australia and other jurisdictions. In these patent applications, we have either sole or joint ownership positions. In certain cases where joint ownership positions were created, we have negotiated contractual provisions providing us with the opportunity to acquire exclusive rights under the patent applications. Under some patent applications, we have elected to allow exclusive options to lapse without exercising the option. The joint ownership agreements generally are in the form of material data transfer agreements that were executed at the onset of our collaborations with third parties.

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

Research and Development Expenses

Research and development expenses were $64.2 million, $62.8 million and $60.2 million for the years ended December 31, 2018, 2017, and 2016, respectively We also continued to conduct research and development studies in breast, prostate and other cancers, including proprietary platforms that incorporate emerging molecular technologies to develop non‑invasive tests that can be performed on blood or urine.

Employees

As of December 31, 2018, we had 829 employees, including 170 in clinical reference laboratory operations, 135 in research and development, 353 in sales and marketing, 71 in information technology and systems and 100 in general and administrative functions. None of our U.S.-based employees are covered by collective bargaining arrangements, and we consider our relationship with our employees to be good.

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

From our inception in August 2000 through December 31, 2018, we had an accumulated deficit of $206.3 million. We expect to continue to invest in our product pipeline, including our current Oncotype DX tests and future commercialized products, and to invest in our global commercial infrastructure, our laboratory operations, commercial collaborations, and other technologies. For the year ended December 31, 2018, our research and development expenses were $64.2 million and our selling and marketing expenses were $164.8 million, respectively. We expect our expense levels to continue to increase for the foreseeable future as we seek to globally expand the clinical utility of our Oncotype DX breast and prostate cancer tests, drive adoption of and reimbursement for our Oncotype DX colon cancer and prostate cancer tests and develop and commercialize new tests, including Oncotype DX AR-V7 Nucleus Detect and the in-vitro diagnostic, or IVD, version of our Oncotype DX breast cancer test. As a result, we will need to generate significant growth in revenues in order to achieve sustained profitability. Our failure to achieve increased revenue or sustained profitability in the future could cause the market price of our common stock to decline.

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

We have obtained Medicare reimbursement coverage for our GPS prostate cancer test for low and very-low risk patients and for favorable intermediate risk patients. However, we may not be able to obtain Medicare reimbursement coverage for this test for patients with different risk profiles or obtain other third-party payor reimbursement for our tests for patients with colon or prostate cancer or with N+ breast cancer patients that is similar to the coverage we have obtained for our invasive breast cancer test for N-, ER+ patients.

Under the terms of the coverage determinations for our Oncotype DX GPS prostate cancer test, coverage for the test for patients with certain risk profiles is limited to tests ordered by physicians who agree to participate in a Certification and Training Registry, or CTR, and to provide certain information about Medicare beneficiaries who receive our test. If physicians do not timely submit necessary information as part of participating in the CTR, the timeframe in which we are reimbursed and recognize revenue for those tests may be accordingly delayed and negatively affect our results of operations.

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

We believe that it may take several years to achieve reimbursement with a majority of third-party payors for our tests. If we fail to establish and maintain broad adoption of and reimbursement for all of our current tests and any future tests we may develop, our reputation could be harmed and our future prospects, revenue and our business could suffer. Additionally, we have in the past, and will likely in the future, experience delays and temporary interruptions in the receipt of payments from third-party payors due to modifications in existing contracts or arrangements, contract implementation matters, documentation requirements and other issues, which could cause our revenues to fluctuate from period to period.

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

The majority of our international Oncotype DX breast and colon cancer test revenues come from direct payor reimbursement, payments from our distributors, and patient self‑pay. In many countries outside of the United States, various coverage, pricing and reimbursement approvals are required for our tests to be available to patients. We expect that it will take several years to establish broad coverage and reimbursement for our tests with payors in countries outside of the United States, and our efforts may not be successful. Even if public or private reimbursement is obtained, it may cover competing tests, or the reimbursement may be conditioned upon local performance of the tests or other requirements we may have difficulty satisfying. Reimbursement levels outside of the United States may vary considerably from the domestic reimbursement amounts we receive. In addition, because we rely on distributors to obtain reimbursement for our tests outside of the United States, to the extent we do not have direct reimbursement arrangements with payors, we may not be able to retain reimbursement coverage in certain countries with a particular payor if our agreement with a distributor is terminated or expires, if a distributor fails to pay us or for other reasons. We may also be negatively affected by the financial instability of, and austerity measures implemented by, several countries in the European Union, or EU, and elsewhere.

We depend on Medicare for a significant portion of our product revenues and if Medicare or other significant payors stop providing reimbursement or decrease the amount of reimbursement for our tests, our revenues could decline.

Reimbursement on behalf of patients covered by Medicare accounted for 24%, 22% and 21% of our product revenues for the years ended December 31, 2018, 2017 and 2016, respectively. Accounts receivable on behalf of patients directly covered by Medicare represented 17% and 23% of our total accounts receivable at December 31, 2018 and December 31, 2017, respectively. While there were no other third-party payors representing 10% or more of our product revenues for these periods, there have been in the past, and may be in the future, payors accounting for 10% or more of our product revenues. Because the majority of stage II and stage III colon cancer patients and prostate cancer patients in the United States are age 65 and over, and thus eligible for Medicare, we may become more dependent on Medicare reimbursement in the future. It is possible that Medicare or other third-party payors that provide reimbursement for our tests may suspend, revoke or discontinue coverage at any time, may require co-payments from patients, or may reduce the reimbursement rates payable to us. Any such action could have a negative impact on our business, financial condition and results of operations. In addition, as described in Item 3 – Legal Proceedings, we are being investigated by the United States Department of Justice related to our compliance with a Medicare billing regulation related to the date of service for our tests. An adverse outcome could include us being required to pay treble damages, and incur attorneys’ fees, penalties and other adverse actions, that could materially and adversely affect our business, financial condition and results of operations.

Because of Medicare billing rules or changes in Medicare billing rules and processes, we may not receive reimbursement for all tests provided to Medicare patients or may experience delays of receiving payments.

Under Medicare billing rules, payment for our Oncotype DX tests performed on Medicare beneficiaries who were hospital patients at the time the tumor tissue samples were obtained and whose tests were ordered less than 14 days from discharge must be bundled into the payment that the hospital receives for the services provided. Effective January 1, 2018, this Medicare rule changed such that we may now bill Medicare directly for tests performed on Medicare beneficiaries who were hospital outpatients at the time the tumor tissue samples were obtained following an outpatient encounter. The rule remains unchanged with respect to payment for our Oncotype DX tests performed on Medicare beneficiaries who were hospital inpatients at the time the tumor tissue or blood samples were obtained and whose tests were ordered less than 14 days from discharge; payment for those tests must be bundled into the payment that the hospital receives for its services provided. In these circumstances, hospitals are required to furnish services such as our tests as “services furnished under arrangements between a provider and an outside vendor” and only the hospital may bill Medicare for such tests. Under these circumstances, for us to obtain payment for these services, we are required to bill individual hospitals for tests ordered for Medicare beneficiaries. Such hospitals have generally been unwilling to enter into written agreements with us to assume the financial responsibility for these tests ordered for Medicare beneficiaries and consequently we generally cancel such orders when received within the 14-day timeframe when written agreements from such hospitals are not in place. We refer to this rule, as has been in effect and most recently amended as of January 1, 2018, as the Medicare Date of Service billing regulation.

These billing rules may lead to confusion regarding whether Medicare provides adequate reimbursement for our tests, and could discourage providers from ordering our tests for Medicare patients. In addition, compared to our breast cancer tests, a greater proportion of eligible patients for our colon and prostate tests are covered by Medicare. We cannot assure you that Medicare will continue these billing rules in their current form, that Medicare will not seek to expand the scope of its payment bundling rules in the future, or that other payors will not adopt similar billing rules. In addition, changes in Medicare billing rules and processes could result in delays in receiving payments and any such delays could affect our results of operations. In addition, as described in Item 3 – Legal Proceedings, we are being investigated by the United States Department of Justice related to our compliance with the Medicare Date of Service billing regulation. An adverse outcome could include us being required to pay treble damages, and incur attorneys’ fees, penalties and other adverse actions, that could materially and adversely affect our business, financial condition and results of operations.

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

Our strategy to seek to enter into strategic collaborations and licensing arrangements with third parties to develop diagnostic tests and other products may not be successful.

We have relied, and expect to continue to rely, on strategic collaborations and licensing agreements with third parties for development opportunities, upon which we may develop diagnostic tests. For example, we licensed the rights to intellectual property that permits us to commercialize Oncotype Dx AR-V7 Nucleus Detect from Epic Sciences. Similarly, in connection with our collaboration with Biocartis, we licensed the rights to intellectual property enabling our development efforts for a distributed in vitro diagnostic, or IVD, test kit, the first of which we refer to as the Oncotype DXi IVD Breast Recurrence Score test. However, there is no assurance that we will be successful in these development and commercialization efforts. Establishing collaborations and licensing arrangements is difficult and time-consuming. Discussions may not lead to collaborations or licenses on favorable terms, if at all. To the extent we agree to work exclusively with a party in a given area, our opportunities to collaborate with others could be limited. Potential collaborators or licensors may elect not to work with us based upon their assessment of our financial, regulatory, commercial or intellectual property position. Additionally, we may incur significant costs in connection with seeking strategic collaborations and licensing arrangements regardless of whether the transaction is ever consummated. In the event that we consummate strategic collaboration, license or other transactions in the future, we cannot assure you that we would fully realize the potential benefit of any such transaction, which could adversely affect our future financial results.

Furthermore, from time to time we may modify the terms of our agreements with collaborators, such as Epic Sciences, including financial terms, and in the future, it is possible that we will agree to modify the terms of existing and future agreements with collaborators. Such modifications, if they result in unfavorable terms, may alter or limit our expected growth of revenue or increase our expected expenses from such agreements.

International expansion of our business exposes us to business, legal, regulatory, political, operational, financial, compliance and economic risks associated with doing business outside of the United States.

Our business strategy incorporates international expansion, including increasing the size of and maintaining direct sales and physician outreach and education capabilities outside of the United States and expanding our relationships with international payors and distributors. Additionally, we are in the process of developing our first IVD medical device product,  the Oncotype DXi Breast Recurrence Score test, which we expect will be initially made commercially available in Europe. Doing business internationally involves a number of risks, including:

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

We receive a portion of our revenues and pay a portion of our expenses in currencies other than the U.S. dollar, such as the Euro, the Swiss franc, the British pound and the Canadian dollar. As a result, we are at risk from exchange rate fluctuations between such foreign currencies and the U.S. dollar, which could adversely affect our results of operations. Additionally, the volume of our international orders may be negatively impacted by a strong U.S. dollar. For the year ended December 31, 2018, approximately 9% of our product revenues came from foreign denominated currencies. If the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in decreased revenues and operating expenses. We may not be able to offset adverse foreign currency impact with increased revenues. Beginning in September 2017, we enter into forward contracts to mitigate the impact of adverse movements in foreign exchange rates related to the re-measurement of monetary assets and liabilities and hedge our foreign currency exchange rate exposure. Even with this strategy in place to mitigate balance sheet foreign currency risk, we will not eliminate our exposure to foreign exchange rate fluctuations on our financial results.

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

Future growth, including the development of new capabilities, infrastructure, and processes to support our global IVD commercialization efforts, will impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees to add new and extend existing organizational capabilities in multiple areas, including operations, R&D, quality, regulatory, commercial, finance, legal, and others. In addition, rapid and significant growth may place strain on these and other areas and functions. Our ability to manage our operations and growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy.

To prepare for the effective date of the EU’s IVD Directive Regulation, or IVDR, and to support our global IVD commercialization efforts, we obtained our ISO 13485 certification. If we were to lose our ISO 13485 certification, whether as a result of a revocation, suspension or limitation, our ability to meet the requirements of IVDR and ability to support global IVD commercialization could be significantly, negatively impacted, and our business and growth prospects would be adversely affected.

 New diagnostic product development involves a lengthy and complex process, and we may be unable to commercialize on a timely basis, or at all, any of the tests or products we develop individually or with our collaborators.

At any point, we may delay or abandon a development program, or we may be required to expend unanticipated and considerable resources conducting or repeating clinical studies, which could adversely impact potential revenue and our expenses. In addition, any delay in product development could provide our competitors with additional time to commercialize competing products before we do, which in turn may adversely affect our growth prospects and operating results. In addition, the success of the development programs that require collaboration with third parties, such as our collaboration with Biocartis, will be dependent on the continued success of such collaborators. There is no guarantee that our collaborators will continue to be successful and, as a result, we may expend considerable time and resources developing diagnostic assays that will not ultimately be commercialized.

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

The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure, and that of our third-party billing and collections provider, may be vulnerable to attacks by hackers or viruses, or breached due to employee error, malfeasance or other disruptions. Any such breach or interruption could compromise our networks and the information stored therein could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act of 1996, similar U.S. state data protection regulations, including the California Consumer Privacy Act, the E.U. General Data Protection Regulation, or GDPR, and other regulations, the breach of which could result in significant penalties. Unauthorized access, loss or disclosure could also disrupt our operations, including our ability to process tests, provide test results, bill payors or patients, process claims and appeals, provide customer assistance services, conduct research and development activities, collect, process and prepare company financial information, provide information about our tests and other patient and physician education and outreach efforts through our website, manage the administrative aspects of our business and damage our reputation, any of which could adversely affect our business.

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

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission. Compliance with Section 404 of the Sarbanes-Oxley Act and other requirements has increased our costs and required additional management resources. We will need to continue to implement additional finance, accounting, and business operating systems, procedures, and controls as we grow our business and organization and to satisfy existing reporting requirements. If we fail to maintain or implement adequate controls, if we are unable to complete the required Section 404 assessment as to the adequacy of our internal control over financial reporting in future Form 10-K filings, or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting in future Form 10-K filings, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC, Nasdaq or other regulatory authorities, which could require additional financial and management resources.

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

If the FDA were to begin regulating the laboratory developed tests we offer, we could incur substantial costs and time delays associated with meeting requirements for pre‑market clearance or approval or we could experience decreased demand for or reimbursement of our tests.

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

If pre-market review is required for our current LDTs, our business could be negatively impacted until such review is completed and clearance or approval is obtained, and the FDA could require that we stop selling our tests pending pre‑market clearance or approval. If our tests are allowed to remain on the market but there is uncertainty about the regulatory status of our tests, if they are labeled investigational by the FDA, or if labeling claims the FDA allows us to make are more limited than the claims we currently make, orders or reimbursement may decline. The regulatory approval process may involve, among other things, successfully completing additional clinical trials and submitting a pre‑market clearance notice or filing a pre‑market approval application with the FDA. If pre‑market review is required by the FDA, there can be no assurance that our tests will be cleared or approved on a timely basis, if at all, nor can there be assurance that the labeling claims cleared or approved by the FDA will be consistent with our current claims or adequate to support continued adoption of and reimbursement for our tests. Ongoing compliance with FDA regulations would increase the cost of conducting our business, and subject us to inspection by and the regulatory requirements of the FDA, for example, registration and listing and medical device reporting, and penalties in the event we fail to comply with these requirements. We may also decide voluntarily to pursue FDA pre‑market review of our tests if we determine that doing so would be appropriate.

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

We are subject to regulation in the United States by both the federal government and the states in which we conduct our business, as well as in other jurisdictions outside of the United States, including:

•	Medicare billing and payment regulations applicable to clinical laboratories;
•	the Federal Anti‑kickback Law and state anti‑kickback prohibitions and the Eliminating Kickback Recovery Act of 2018;
•	the Federal physician self‑referral prohibition, commonly known as the Stark Law, and the state equivalents;

•	the Federal Health Insurance Portability and Accountability Act of 1996 (as amended);
•	the Medicare civil money penalty and exclusion requirements;
•	the Federal False Claims Act civil and criminal penalties and state equivalents; and
•	the Foreign Corrupt Practices Act, the United Kingdom Anti‑bribery Act, the GDPR, and the E.U. In Vitro Diagnostic Device Regulation, all of which apply or will apply to our international activities.

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

Governmental enforcement action or qui tam civil litigation against us may result in material costs and occupy significant management resources, even if we ultimately prevail. In addition, governmental enforcement action may result in substantial fines, penalties or administrative remedies, including exclusion from government reimbursement programs and entry into corporate integrity agreements with governmental agencies, which would entail significant obligations and costs. As described further in Item 3 – Legal Proceedings, we are being investigated by the United States Department of Justice related to our compliance with the Medicare Date of Service billing regulation. An adverse outcome could include our being required to pay treble damages, and incur attorneys’ fees, penalties and other adverse actions that could materially and adversely affect our business, financial condition and results of operations.

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

If we are unable to obtain adequate regulatory clearances or approvals to market the in vitro diagnostic kits for our Oncotype DXi IVD Breast Recurrence Score tests in the countries in which we intend to commercialize this assay, or if regulatory limitations are placed on our diagnostic products, our business and growth will be harmed.

We intend to seek regulatory authorizations to market the Oncotype DXi IVD Breast Recurrence Score test in the markets in which we intend to commercialize the product. We expect to initially offer this test in Europe. We cannot assure investors that we will be successful in obtaining the required regulatory clearances or approvals. If we do not obtain regulatory clearances or approvals to market the Oncotype DXi IVD Breast Recurrence Score test or any future IVD products that we may develop, we may fail to successfully commercialize such products and the market potential for our IVD products would be constrained, and our business and growth prospects would be adversely affected.

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

If medical practitioners do not order our tests or any future tests developed or offered by us, we will likely not be able to create or maintain demand for our products in sufficient volume for us to achieve sustained profitability. To generate demand, we will need to continue to make oncologists, urologists, surgeons and pathologists aware of the benefits of each type of test through published papers, presentations at scientific conferences and one‑on‑one education by our salesforce. In addition, we will need to demonstrate our ability to obtain and maintain adequate reimbursement coverage from third‑party payors.

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

As of December 31, 2018, we have entered into exclusive distribution agreements for the sale of our tests with distributors covering more than 90 countries. We may enter into other similar arrangements to distribute our tests in other countries in the future. We intend to continue to grow our business internationally, and to do so we may need to attract additional distributors to expand the territories in which we sell our tests. Despite contractual obligations, distributors may not commit the necessary resources to market and sell our tests to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to enter into arrangements with distributors to market our tests in particular geographic areas, we may not realize long‑term international revenue growth. In addition, our revenue from distributors could be negatively impacted as a result of changes in business cycles, business or economic conditions, reimbursement rates, changes in foreign currency exchange rates that make our tests more expensive in our distributors’ local currencies or other factors that could affect their ability to pay us for tests on a timely basis or at all.

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

We compete in a rapidly evolving and highly competitive industry, and there are a number of private and public companies that offer products or have conducted research to profile genes and gene expression in breast, colon and prostate cancer, including companies such as Agendia Inc., BioTheranostics, Exact Sciences Corporation, GenomeDx Biosciences Inc., Guardant Health, Inc., Hologic Inc., Myriad Genetics Inc. (and its Sividon Diagnostics subsidiary), NanoString Technologies Inc., NeoGenomics, Inc., OPKO Health, Inc. (and its Bio-Reference Laboratories, Inc. subsidiary) and Qiagen N.V. As we look to expand our research, development and commercialization efforts, we may face competition from companies such as Danaher Corporation (and its Cepheid, Inc. subsidiary), Bio-Techne Coporation, Grail, MDxHealth, Metamark Genetics, Inc., Natera Inc. and Personal Genome Diagnostics, Inc. Historically, our principal competition for our Oncotype tests has also come from existing diagnostic methods used by pathologists and oncologists, and such traditional diagnostic methods can be difficult to change or supplement. We also face competition from commercial laboratories with strong distribution networks for diagnostic tests, such as Laboratory Corporation of America Holdings and Quest Diagnostics Incorporated. Other potential competitors include companies that develop diagnostic tests such as Roche Diagnostics, a division of Roche Holding, Ltd, and Siemens AG, as well as other companies and academic and research institutions.

In our more recently established prostate cancer market, we face comparatively greater competition than in our breast cancer market, including competition from products which were on the market prior to our product launch and which are supported by clinical studies and published data. This existing direct and indirect competition for tests and procedures may make it difficult to gain market share, impact our ability to obtain reimbursement or result in a substantial increase in resources necessary for us to successfully continue to commercialize our Oncotype DX GPS prostate test and the recently launched Oncotype DX AR-V7 Nucleus Detect test.

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

Under standard clinical practice, tumor biopsies removed from patients are typically chemically preserved and embedded in paraffin wax and stored. Our clinical development relies on our ability to secure access to these archived tumor biopsy samples, as well as information pertaining to their associated clinical outcomes. Generally, the agreements under which we gain access to archival samples are non-exclusive. Other companies study archival samples and often compete with us for access. Additionally, the process of negotiating access to archived samples is lengthy since it typically involves numerous parties and approval levels to resolve complex issues such as usage rights, institutional review board approval, privacy rights, publication rights, intellectual property ownership and research parameters. If we are not able to negotiate access to clinical samples with hospitals, clinical partners, pharmaceutical companies, or companies developing therapeutics on a timely basis, or at all, or if other laboratories or our competitors secure access to these samples before us, our ability to research, develop and commercialize future products will be limited or delayed. Finally, we may not be able to conduct or complete clinical trials on a timely basis if we are not able to enroll sufficient numbers of patients in such trials, and our failure to do so could have an adverse effect on our research and development and product commercialization efforts.

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

We have only recent experience in commercializing products through collaborations with third parties, which includes our commercial collaboration with Epic Sciences and our license and development agreement with Biocartis. The collaboration with Epic Sciences poses a number of risks, including, among others, whether we will be able to obtain adequate reimbursement for Oncotype DX AR-V7 Nucleus Detect with both public and private payors, whether our commercial channel will be successful in creating market demand for Oncotype DX AR-V7 Nucleus Detect, whether Epic Sciences is able to maintain appropriate state laboratory licensure, and whether our information technology and reporting systems are adequately and securely integrated with those of Epic Sciences. We are also subject to legal, regulatory, quality and governmental risks with regards to the performance and delivery of Oncotype DX AR-V7 Nucleus Detect tests, due to the fact that Epic Sciences is a centralized CLIA laboratory performing such tests.

We expect to rely on third parties in conducting any future studies of our diagnostic products that may be required by the FDA, the EU or other regulatory authorities, and to fulfill product registration requirements in foreign countries, and those third parties may not perform satisfactorily.

We do not have the ability to independently conduct the clinical studies or other studies that may be required to obtain FDA, EU and other regulatory clearance or approval for our IVD products. Accordingly, we expect to rely on third parties, such as medical institutions and clinical investigators, to conduct such studies. Our reliance on these third parties for clinical development activities will reduce our control over these activities. These third-party contractors may not complete activities on schedule or conduct studies in accordance with regulatory requirements or the study design. Our reliance on third parties that we do not control will not relieve us of any applicable requirement to ensure compliance with various procedures required under good clinical practices and regulatory requirements. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, the studies may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for our diagnostic products in a timely manner, or at all.

Additionally, in many countries we are not permitted to directly apply for product registrations, and therefore must rely on third-party contractors or product distributors resident in those countries to fulfill the product registration requirements. Our reliance on these third parties reduces our control over the registration activities, and those parties may not appropriately register the products. Our reliance on third parties does not relieve us of the obligation to comply with applicable requirements, and therefore any failure on the part of any of the third parties could subject us to enforcement action in the country in which the registration was not properly fulfilled.

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

In December 2014, the USPTO published revised guidelines for patent examiners to apply when examining process claims for patent eligibility in view of several recent Supreme Court decisions, including Mayo Collaborative Services v. Prometheus Laboratories, Inc., Association for Molecular Pathology v. Myriad Genetics, Inc., and Alice Corporation Pty. Ltd. V. CLS Bank International, et al. The guidance indicates that claims directed to a law of nature, a natural phenomenon, or an abstract idea that do not meet the eligibility requirements should be rejected as non‑statutory, patent ineligible subject matter. While these guidelines may be subject to review and modification by the USPTO over time, we cannot assure you that our patent portfolio will not be negatively impacted by the decisions described above, rulings in other cases or changes in guidance or procedures issued by the USPTO.

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

ITEM 3.  Legal Proceedings.

From time to time, we may be subject to various legal proceedings and claims arising in the ordinary course of business. Legal proceedings, including litigation, government investigations and enforcement actions could result in material costs, occupy significant management resources and entail civil and criminal penalties, even if we ultimately prevail. We are currently being investigated by the United States Department of Justice related to our compliance with the Medicare Date of Service billing regulation. We received a civil investigative demand (“CID”) in connection with this matter and have produced specific documents in response to the CID. An adverse outcome could include us being required to pay treble damages, and incur attorneys’ fees, penalties and other adverse actions that could materially and adversely affect our business, financial condition and results of operations. We are unable to predict the outcome and are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

ITEM 4.  Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant

The names of our executive officers and their ages as of February 1, 2019, are as follows:

Name	Age	Position
Kimberly J. Popovits	60	President and Chief Executive Officer
G. Bradley Cole	63	Chief Financial Officer
Laura Leber Kammeyer	56	Chief Communications Officer
Kim McEachron	63	Chief People Officer
Frederic Pla, Ph.D.	59	Chief Operating Officer
Jason W. Radford	37	Chief Legal Officer and Secretary
Steven Shak, M.D.	68	Chief Scientific Officer
James Vaughn	56	Chief U.S. Commercial Officer

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

G. Bradley Cole has served as our Chief Financial Officer since June 2014, and from July 2004 until January 2011. Mr. Cole also served as our Chief Operating Officer from January 2009 until March 2018. Prior to these roles, Mr. Cole served as Executive Vice President, Operations from January 2008 until January 2009. Mr. Cole also served as our Secretary from February 2005 until July 2012. From December 1997 to May 2004, he served in various roles at Guidant Corporation, a medical device company, most recently serving as Vice President, Finance and Business Development for the Endovascular Solutions Group from January 2001 until May 2004. From July 1994 to December 1997, Mr. Cole was Vice President, Finance and Chief Financial Officer of Endovascular Technologies, Inc., a medical device company that was acquired by Guidant Corporation. From December 1988 to February 1994, he served as Vice President, Finance and Chief Financial Officer of Applied Biosystems Incorporated, a life sciences systems company. Mr. Cole serves as a director for Castle Biosciences, a skin cancer diagnostics company. Mr. Cole holds a B.S. in Business from Biola University and an M.B.A. from San Jose State University.

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

Steven Shak, M.D., has served as our Chief Scientific Officer since January 2015 and served as our Chief Medical Officer from March 2018 to December 2018 and from December 2000 to August 2013 and has also served as our Executive Vice President of Research and Development from July 2012 to December 2014. From July 1996 to October 2000, Dr. Shak served in various roles in Medical Affairs at Genentech, most recently as Senior Director and Staff Clinical Scientist. From November 1989 to July 1996, Dr. Shak served as a Director of Discovery Research at Genentech, where he was responsible for Pulmonary Research, Immunology, and Pathology. Prior to joining Genentech, Dr. Shak was an Assistant Professor of Medicine and Pharmacology at the New York University School of Medicine. Dr. Shak holds a B.A. in Chemistry from Amherst College and an M.D. from the New York University School of Medicine, and completed his post‑doctoral training at the University of California, San Francisco.

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

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock, par value $0.0001 per share, is traded on The Nasdaq Global Select Market under the symbol “GHDX.” According to the records of our transfer agent, we had 37 stockholders of record as of February 22, 2019.

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

Set forth below is a line graph showing the cumulative total stockholder return (change in stock price plus reinvested dividends) assuming the investment of $100 on December 31, 2013 in each of our common stock, the Nasdaq Market Index and the Nasdaq Biotechnology Index for the period commencing on December 31, 2013 and ending on December 31, 2018. The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG GENOMIC HEALTH, THE NASDAQ COMPOSITE INDEX

AND THE NASDAQ BIOTECHNOLOGY INDEX

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2013	2014	2015	2016	2017	2018
Genomic Health	$100.00	$109.22	$120.26	$100.41	$116.84	$220.05
Nasdaq Composite	$100.00	$114.62	$122.81	$133.19	$172.11	$165.84
Nasdaq Biotechnology	$100.00	$131.71	$140.56	$112.25	$133.67	$121.24

ITEM 6.  Selected Financial Data.

The following selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. The selected consolidated balance sheet data at December 31, 2018 and 2017 and the selected consolidated statements of operations data for each year ended December 31, 2018, 2017 and 2016 have been derived from our audited consolidated financial statements that are included elsewhere in this report. The selected consolidated balance sheet data at December 31, 2016, 2015, and 2014 and the selected consolidated statements of operations data for the years ended December 31, 2015 and 2014 have been derived from our audited consolidated financial statements not included in this report. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Product revenues	$394,111	$340,451	$326,918	$287,458	$275,706
Contract revenues	—	299	950	—	—
Total revenues(1)	394,111	340,750	327,868	287,458	275,706
Operating expenses(2):
Cost of product revenues	64,326	54,718	58,828	55,135	50,129
Research and development	64,200	62,811	60,158	58,445	51,689
Selling and marketing	164,779	157,001	151,042	143,557	137,846
General and administrative	76,910	72,670	73,272	64,348	59,669
Total operating expenses	370,215	347,200	343,300	321,485	299,333
Income (loss) from operations	23,896	(6,450)	(15,432)	(34,027)	(23,627)
Interest income, net	2,385	934	418	221	192
Gain on sale of equity securities	—	2,807	3,208	—	—
Unrealized gain on equity securities	875	—	—	—	—
Other income (expense), net	(232)	349	(732)	(498)	(764)
Income (loss) before income taxes	26,924	(2,353)	(12,538)	(34,304)	(24,199)
Income tax expense (benefit)	1,247	1,504	1,381	(996)	393
Net income (loss)	$25,677	$(3,857)	$(13,919)	$(33,308)	$(24,592)
Basic net income (loss) per share	$0.72	$(0.11)	$(0.42)	$(1.03)	$(0.78)
Diluted net income (loss) per share	$0.68	$(0.11)	$(0.42)	$(1.03)	$(0.78)
Weighted-average shares used in computing basic net income (loss) per share	35,727	34,495	33,264	32,382	31,453
Weighted-average shares used in computing diluted net income (loss) per share	37,555	34,495	33,264	32,382	31,453

(1)    Effective January 1, 2018, we adopted the provisions of Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), utilizing the modified retrospective approach. Because we utilized the modified retrospective approach, there was no impact to prior periods’ reported amounts. The adoption of ASC 606 reduced revenue for the year ended December 31, 2018 by $648,000 from what it would have been under prior accounting standards.

(2)    Includes non‑cash charges for employee stock‑based compensation expense of $21.1 million, $20.3 million, $18.3 million, $16.0 million and $16.5 million for the years ended December 31, 2018, 2017, 2016, 2015, and 2014, respectively.

	At December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$209,794	$129,575	$96,989	$94,943	$103,660
Working capital	215,060	134,744	104,789	100,278	110,182
Total assets	334,372	231,617	201,114	184,617	185,921
Accumulated deficit	(206,325)	(245,945)	(242,088)	(228,169)	(194,861)
Total stockholders’ equity	270,160	188,291	156,105	139,535	145,513

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

In January 2004, we launched our first Oncotype DX test, which is used to predict the likelihood of cancer recurrence and the likelihood of chemotherapy benefit in early stage invasive breast cancer patients. In January 2010, we launched our second Oncotype DX test, the first multigene expression test developed to assess risk of recurrence in stage II colon cancer patients. In late December 2011, we made Oncotype DX available for patients with DCIS, a pre-invasive form of breast cancer. In June 2012, we extended our offering of the Oncotype DX colon cancer test to patients with stage III disease treated with oxaliplatin-containing adjuvant therapy. In May 2013, we launched our Oncotype DX prostate cancer test, which is used to predict disease aggressiveness in men with low and intermediate risk disease. In February 2018, the Oncotype DX AR-V7 Nucleus Detect test for men with metastatic castration-resistant prostate cancer, or mCPRC, which is offered through our collaboration with Epic Sciences, became commercially available. As of February 28, 2019, the list price of our Oncotype DX invasive breast cancer and DCIS tests in the United States was $4,620, the list price of our Oncotype DX colon cancer test was $4,420, the list price of our Oncotype DX prostate cancer test was $4,520 and the list price of the Oncotype DX AR-V7 Nucleus Detect test was $3,950. There was no increase in 2018 to the list prices of our Oncotype DX invasive breast, colon and prostate cancer tests and our DCIS test. The substantial majority of our historical revenues have been derived from the sale of Oncotype DX invasive breast cancer tests ordered by physicians in the United States.

For the years ended December 31, 2018, 2017 and 2016, more than 136,380, 126,740 and 118,750 Oncotype test reports were delivered for use in treatment planning, an increase of 8% and 7% over the respective prior periods. All of our internally-developed tests are conducted at our clinical reference laboratory in Redwood City, California, which is accredited under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and certified by the College of American Pathologists, or CAP. The Oncotype DX AR-V7 Nucleus Detect test is performed by Epic Sciences at its clinical reference laboratory in San Diego, California, which is accredited under CLIA and certified by CAP. Our clinical reference laboratory processing capacity is currently approximately 150,000 tests annually, and has significant expansion capacity with incremental increases in laboratory personnel and equipment. The Oncotype DX breast, colon, and prostate cancer tests analyze different genes. However, all of our tests, excluding Oncotype DX AR-V7 Nucleus Detect, are based on a similar Oncotype DX reverse transcription polymerase chain reaction, or RT-PCR, platform and require both histology and pathology assessments. We believe that we currently have sufficient capacity to process current demand for our tests.

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

In December 2015, Palmetto informed us that they believe it was appropriate to establish a unique identifier code and independent coverage for the Oncotype DX DCIS test. We have obtained a unique identifier code for the Oncotype DX DCIS test, and we submitted to Palmetto additional validation and clinical utility data generated since its previous decision in May 2013, to cover the Oncotype DX DCIS test for all qualified Medicare patients with DCIS. In January 2017, Palmetto announced that it would cover the Oncotype DX DCIS test under a new LCD with CDD for services furnished beginning March 6, 2017.

In September 2018, CMS issued new Proprietary Laboratory Analyses, or PLA, codes for our Oncotype DX DCIS test and Oncotype DX Genomic Prostate Score test, which became effective on October 1, 2018 for administrative and billing purposes. Medical national payment rates for the new PLA codes for both tests became effective January 1, 2019.

We have expanded our business, in both the United States and international markets. Operational requirements generally vary from country to country, and different countries may have a public healthcare system, a combination of public and private healthcare system or a cash-based payment system. We have a direct commercial presence with employees in Canada, Japan and certain European countries, including our European headquarters in Geneva, Switzerland. Additionally, we have exclusive distribution agreements for the sale of our breast and colon cancer tests with distributors covering more than 90 countries outside of the United States.

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

The majority of our international Oncotype DX breast and colon cancer test revenues come from direct payor reimbursement, payments from our distributors, patient self-pay, and clinical collaborations in various countries. We have obtained some coverage, which varies substantially from country to country, for our breast cancer test outside of the United States, including in Argentina, Canada, the Czech Republic, Germany, Greece, Hungary, Ireland, Israel, Saudi Arabia, Spain, Switzerland and the United Kingdom. In 2013, we announced that the National Institute for Health and Care Excellence, or NICE, in the United Kingdom issued its final guidance recommending the Oncotype DX multi-gene breast cancer test for use in clinical practice to guide chemotherapy treatment decisions for certain patients.

We established reimbursement with NHS England following NICE’s recommendation for our breast cancer test, and in 2015 we began to receive payments from NHS England trusts with whom we have completed contractual arrangements. In 2014, the Gynecologic Oncology Working Group, or AGO, in Germany first updated their guidelines to recommend Oncotype DX as the only breast cancer gene expression test to predict chemotherapy benefit in early-stage, hormone receptor-positive invasive breast cancer. In December 2018, NICE issued updated guidance to now include patients with micrometastases, while continuing to recommend the Oncotype DX breast cancer test for use in clinical practice to guide chemotherapy treatment decisions for certain patients with early‑stage, N-, hormone receptor‑positive, human epidermal growth factor receptor 2, or HER2, negative, invasive breast cancer. Additionally, in its updated assessment of breast cancer gene expression profiling tests, the German Institute for Quality and Efficiency in Health Care, or IQWiG, concluded in September 2018 that only the Oncotype DX Breast Recurrence Score test has sufficient evidence to guide breast cancer adjuvant chemotherapy decisions based on the Trial Assigning IndividuaLized Options for Treatment (Rx), or TAILORx, study results. Also, each of the AGO in Germany and the Japan Breast Cancer Society recently updated their guidelines to recommend Oncotype DX as the only breast cancer gene expression test to predict chemotherapy benefit in early-stage, hormone receptor-positive invasive breast cancer. We expect that it will take several years to establish broad coverage and reimbursement for our Oncotype DX breast, colon and prostate cancer tests with payors in countries outside of the United States and there can be no assurance that our efforts will be successful.

Oncotype DX Breast Cancer Tests

We expect to continue to focus substantial resources on pursuing global adoption of and reimbursement for our Oncotype DX breast cancer test including through the development of a distributable IVD version of the Oncotype DX breast cancer test, offered on the Biocartis Idylla platform, which we currently anticipate will be commercially available in select European markets beginning in 2020. We believe increased demand for our Oncotype DX breast cancer test resulted from our ongoing commercial efforts, expanded utility for new breast cancer patient groups, continued publication of peer-reviewed articles on studies we sponsored, conducted or collaborated on that support the use of and reimbursement for the test, clinical presentations at major symposia, and the inclusion of our breast cancer test in clinical practice guidelines for, node negative, or N−, estrogen receptor positive, ER+, invasive disease. However, this increased demand is not necessarily indicative of future growth rates, and we cannot provide assurance that this level of increased demand can be sustained or that publication of articles, future appearances or presentations at medical conferences, increased commercial efforts or expansion of utility to new breast cancer patient groups will have a similar impact on demand for our breast cancer test in the future. Sequential quarterly demand for our breast cancer test may also be impacted by other factors, including the economic environment and seasonal variations that have historically impacted physician office visits, any shift in commercial focus, patient enrollment in Oncotype DX clinical studies and the number of clinical trials in process by cooperative groups or makers of other tests conducting experience studies.

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

The Oncotype DX AR-V7 Nucleus Detect test is performed by Epic Sciences in its centralized laboratory in San Diego, California. This blood-based test detects the V7 variant of the androgen receptor, or AR, protein in the nucleus of CTCs, and provides information to help guide treatment selection in patients with metastatic castration-resistant prostate cancer, or mCRPC.

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

Commercial Collaborations

In September 2017, we entered into an exclusive license and development agreement with Biocartis N.V., or Biocartis, a molecular diagnostics company based in Belgium, to develop and commercialize an in vitro diagnostic, or IVD, version of the Oncotype DX breast cancer test on Biocartis' Idylla platform that can be performed locally by laboratory partners and in hospitals around the world. The Idylla platform offers a unique solution in the localization of complex molecular diagnostics. Using the sample-to-answer, real-time PCR-based cartridge of the Idylla platform, we intend to enable local pathology labs to generate Oncotype DX breast recurrence score results. Under the terms of the license and development agreement, we have an exclusive, worldwide, royalty-bearing, license to develop and commercialize an IVD version of our Oncotype DX breast cancer test on Biocartis’ Idylla platform, and an option to expand the collaboration to include additional tests in oncology and urology. We have primary responsibility for developing, validating and registering IVD tests to be performed on the Idylla platform, and are also responsible for manufacturing and commercialization activities with respect to such tests. In November 2018, we signed an addendum to the license and development agreement with Biocartis, exercising our option to expand the collaboration to include urology. We obtained a first right to add an additional test, a non-invasive detection of prostate cancer in a pre-biopsy setting.

See Note 8 “Collaboration and Commercial Technology Licensing Agreements” in the Notes to Consolidated Financial Statements for additional information regarding the financial terms of our commercial collaboration agreements.

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

Economic Environment

Continuing concerns over entitlement and health care reform efforts, including efforts to repeal, replace or reduce the impact of the Affordable Care Act, or ACA, the elimination of the ACA’s personal mandate, regulatory changes and taxation issues, and geopolitical issues have contributed to uncertain expectations both for the U.S. and global economies. These factors, combined with uncertainties in business and consumer confidence and continued concerns regarding the stability of some European Union member countries and the United Kingdom’s exit from the European Union, have contributed to the expectations of slower domestic and global economic growth in the near term. We periodically evaluate the impact of the economic environment on our cash management, cash collection activities and volume of tests delivered.

As of the date of this report, we have not experienced a loss of principal on any of our short-term marketable securities, and we expect that we will continue to be able to access or liquidate these investments as needed to support our business activities. We periodically monitor the financial position of our significant third-party payors, which include Medicare and managed care companies. As of the date of this report, we do not expect the current economic environment to have a material negative impact on our ability to collect payments from third-party payors in the foreseeable future. We believe the economic environment and changes in the healthcare system continued to impact product payment cycles, growth in tests delivered and product revenue generated during the year ended December 31, 2018. We intend to continue to assess the impact of the economic environment on our business activities. If the economic environment does not improve or deteriorates, our business including our patient population, government and third-party payors and our distributors and suppliers could be negatively affected, resulting in a negative impact on our product revenues.

U.S. Healthcare Reimbursement and Regulatory Environment

The healthcare industry has undergone significant change driven by various efforts to reduce costs, both in the U.S. and in many foreign countries. The effect of the implementation of the ACA, the elimination of its personal mandate, or any future changes to the ACA on our business is uncertain and, could among other things limit the use of our tests and reduce reimbursement. We also expect that pricing of medical products and services will remain under pressure as alternative payment models such as bundling, value-based purchasing and accountable care organizations develop in the United States. Additionally, the ACA requires medical device manufacturers to pay a 2.3% excise tax on U.S. sales of certain medical devices that are listed with the FDA starting in January 2013; this tax has been suspended through 2019, but is scheduled for re-imposition in 2020. Various proposals have been put forth, including by the FDA, to regulate laboratory developed tests, or LDTs, as medical devices. Although none of our LDTs, such as our Oncotype DX breast, colon and prostate cancer tests, are currently listed with the FDA, we cannot assure you that the tax will not apply to services such as ours in the future.

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

We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements. There have been no material changes to our critical accounting policies during the year ended December 31, 2018, other than the adoption of Accounting Standards Update (“ASU”) 2016-09 described below.

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. To determine revenue recognition for the arrangements that we determine are within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ASC Topic 606, Revenue from Contracts with Customers, we perform the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. See Note 2  “Revenues”  for further discussion on Revenues.

The estimated uncollectible amounts that were historically classified as bad debt expense are now generally considered implicit price concessions that are a direct reduction to accounts receivable rather than allowance for doubtful accounts.

The majority of our historical product revenues have been derived from the sale of our Oncotype DX breast cancer test. For product revenues, we estimate the transaction price which is the amount of consideration we expect to be entitled to receive in exchange for providing services based on our historical collection experience using a portfolio approach as a practical expedient to account for patient contracts as collective groups rather than individually. We monitor our estimates of transaction price to depict conditions that exist at each reporting date. If we subsequently determine that we will collect more consideration than we originally estimated for a contract with a patient, we will account for the change as an increase in the estimate of the transaction price in the period identified. Similarly, if we subsequently determine that the amount we expect to collect from a patient is less than our originally estimate, we will generally account for the change as a decrease in the estimate of the transaction price.

Our performance obligations are satisfied at one point in time when test reports are delivered. We also provide services to patients with whom we do not have contracts as defined in Topic 606. We recognize revenue for these patients when contracts as defined in Topic 606 are established at the amount of consideration to which we expect to be entitled or when we receive substantially all of the consideration subsequent to the performance obligations being satisfied.

Results of Operations

Comparison of Years Ended December 31, 2018, 2017 and 2016

We recognized net income of $25.7 million for the year ended December 31, 2018, compared to net losses of $3.9 million and $13.9 million for the years ended December 31, 2017 and 2016, respectively. On a basic and diluted basis, net income per share was $0.72 and $0.68, respectively, for the year ended December 31, 2018. On a basic and diluted basis, net loss per share was $0.11 and $0.42 for the years ended December 31, 2017 and 2016, respectively. We may incur net losses in future periods due to future spending and fluctuations in our business, and we may not achieve or maintain sustained profitability in the future.

Revenues

We derive our revenues primarily from product sales and, in some periods, from contract research arrangements. We operate in one industry segment. As of December 31, 2018, the substantial majority of our product revenues have been derived from the sale of our Oncotype invasive breast cancer test. Payors are billed upon generation and delivery of test results to the ordering physician.

Revenues are recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Contract revenues are derived from studies conducted with biopharmaceutical and pharmaceutical companies and are recorded as contractual obligations are completed.

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Invasive breast cancer test	$358,210	$312,163	$311,421
Prostate cancer test	27,004	18,059	10,833
Other	8,897	10,229	4,664
Total product revenues	$394,111	$340,451	$326,918
Contract revenues	—	299	950
Total revenues	$394,111	$340,750	$327,868
Period over period dollar increase in product revenues	$53,660	$13,533
Period over period percentage increase in product revenues	16%	4%

The 2018 over 2017 increases in product revenues resulted, in part, from increased adoption of our tests, as well as favorable rate increases resulting from new 2018 Medicare pricing, expanded private and Medicare coverage, collection efficiencies due to process and system improvements and private payor contract renewals.

On January 1, 2018, we adopted the new revenue accounting standard ASC 606 as described in Note 2 “Revenues” in the Notes to Consolidated Financial Statements and below under “Recently Adopted Accounting Pronouncements” using the modified retrospective method, which applies the new standard prospectively, and therefore does not impact prior years’ reported revenue. The adoption of ASC 606 resulted in a $648,000 decrease in revenue for the year ended December 31, 2018 compared to the same period in 2017.

Test volume increased by 8% for the year ended December 31, 2018 compared to the year ended December 31, 2017. Of the growth in test volume, our U.S. invasive breast cancer and prostate cancer tests increased by 7% and 23%, respectively.  Test volume increased by 7% for the year ended December 31, 2017 compared to the year ended December 31, 2016. Of the growth in test volume, approximately 4% was from breast cancer tests and 3% from prostate cancer tests delivered worldwide. In addition, the stronger U.S. dollar in 2016 resulted in a negative impact on product revenues as described below.

International product revenue increased to $59.4 million or by 12% for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to revenue growth in the United Kingdom, Canada, and the Asia-Pacific region offset by the impact of a stronger U.S. dollar compared to the Euro and British pound. International product revenue increased to $53.1 million or by 13% for the year ended December 31, 2017 compared to the year ended December 31, 2016 due to revenue growth in Germany, Switzerland and the United Kingdom offset by the impact of a stronger U.S. dollar compared to the British pound and Euro. International test volume increased by 4% for the year ended December 31, 2018 compared to the year ended December 31, 2017. International test volume increased by 11% for the year ended December 31, 2017 compared to the year ended December 31, 2016.

Product revenues related to Medicare patients for the year ended December 31, 2018 were $93.8 million, or 24%, of product revenues compared to $75.2 million, or 22%, of product revenues and $70.2 million, or 21%, of product revenues for the years ended December 31, 2017 and 2016, respectively. No other third‑party payors comprised product revenues of 10% or more for those years.

Contract revenues were $299,000 and $950,000 for the years ended December 31, 2017 and 2016. No contract revenue was recorded during the year ended December 31, 2018. We expect that our contract revenues will continue to fluctuate based on the number and timing of studies being conducted.

Cost of Product Revenues

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Total cost of product revenues	$64,326	$54,718	$58,828
Period over period dollar increase (decrease) in cost of product revenues	$9,608	$(4,110)
Period over period percentage increase (decrease) in cost of product revenues	18%	(7)%	—

Cost of product revenues includes the cost of materials, direct labor, equipment and infrastructure expenses associated with processing tissue samples (including sample accessioning, histopathology, anatomical pathology, paraffin extraction, RT- PCR, quality control analyses and shipping charges to transport tissue samples) and license fees. Infrastructure expenses include facility occupancy and information technology costs. Costs associated with performing our tests are recorded as tests are processed. Costs recorded for tissue sample processing represent the cost of all the tests processed during the period regardless of whether revenue was recognized with respect to that test.

The $9.6 million, or 18% increase in the cost of product revenues for the year ended December 31, 2018 compared to the year ended December 31, 2017, was primarily due to a $3.6 million one-time write-off of fixed assets and lab supplies due to our March 2018 cessation of Oncotype SEQ, including Oncotype SEQ Liquid Select test, product development and commercialization activities, and an increase of $3.2 million in personnel cost, primarily due to increased salary, bonus and stock-based compensation expense. Other expense increases, such as lab supplies and shipping expenses were primarily due to an increase in test volume. Excluding the first quarter 2018 Oncotype SEQ related termination costs, total cost of product revenues would have increased by 11% over comparable 2017 expenses.

The $4.1 million, or 7% decrease in the cost of product revenues for the year ended December 31, 2017 compared to 2016 was primarily due to a $4.9 million decrease in in license fees, primarily due to the satisfaction of certain royalty payment obligations for the license of PCR patents under a license agreement with Roche Molecular Systems, Inc., or Roche, during 2016, and a $1.8 million decrease in personnel-related expenses, partially offset by an increase of $2.4 million reagents and lab supplies, primarily due to a 7% increase in test volumes, and an increase in facility costs.

We expect the cost of product revenues to increase in future periods as we process more tests.

Research and Development Expenses

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Total research and development expenses	$64,200	$62,811	$60,158
Period over period dollar increase	$1,389	$2,653
Period over period percentage increase	2%	4%

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

The $1.4 million, or 2%, increase in research and development expenses for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to a $1.9 million increase in collaboration expense and a $1.5 million charge for impairment of long-lived assets related to our March 2018 cessation of Oncotype SEQ, including Oncotype SEQ Liquid Select test,  product development and commercialization activities, partially offset by a $1.7 million decrease in personnel-related expenses, including stock-based compensation. The decrease in personnel-related expenses are primarily due to the reduction in personnel resulting from our March 2018 decision to no longer provide our commercial offering of Oncotype SEQ Liquid Select or any further investment in next generation sequencing (NGS) panels. The $1.7 million decrease in personnel-related expenses is net of the impact of $1.8 million of severance charges.

The $2.7 million, or 4%, increase in research and development expenses for the year ended December 31, 2017 compared to 2016 was primarily due to a $3.4 million increase in collaboration expenses and a $1.1 million increase in personnel-related expense, partially offset by a $2.1 million decrease in contract labor due to decrease in post-implementation projects for our enterprise resource planning system completed in 2016. The increase in collaboration expenses for the year ended December 31, 2017 included a $3.2 million one-time upfront license and option fee under the exclusive license and development agreement with Biocartis. Exclusive of this one-time expense, research and development expenses for the year ended December 31, 2017 compared to the year ended December 31, 2016 decreased by $547,000, or 1%. The $1.1 million increase in personnel-related expenses was primarily attributable to an increase in salaries, benefits and related expenses due to increased headcount during the year and higher benefits costs offset by a decrease of in bonuses.

We expect our research and development expenses, exclusive of the one-time expenses described above, to increase in future periods due to increased investment in our new product pipeline for breast, prostate and other cancers.

Selling and Marketing Expenses

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Total selling and marketing expenses	$164,779	$157,001	$151,042
Period over period dollar increase	$7,778	$5,959
Period over period percentage increase	5%	4%

Our selling and marketing expenses consist primarily of personnel related expenses, education and promotional expenses, market analysis and development expenses and infrastructure expenses, including facility occupancy and information technology costs. These expenses include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding our genomic technologies, how our tests are developed and validated and the value of the quantitative information that our tests provide. Selling and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation and dissemination of scientific and economic publications related to our tests. Our salesforce compensation includes annual salaries and eligibility for quarterly commissions based on the achievement of predetermined sales goals and other management objectives.

The $7.8 million, or 5% increase in selling and marketing expenses for the year ended December 31, 2018 compared to 2017 was primarily due to a $3.6 million increase in personnel-related expense, a $1.4 million increase in promotional marketing materials expense and an $824,000 increase in marketing study expense. Other expense increases, including contract labor and travel and entertainment resulted from an increase in our salesforce, including our international expansion.  The increase in personnel-related expense includes increased salaries, bonuses and sales commissions resulting from an expansion of our salesforce, as well as $1.0 million in severance and other personnel-related costs related to our cessation of Oncotype SEQ, including the Oncotype SEQ Liquid Select test, product development and commercialization activities offset by a decrease in expense from the reduction in personnel as a result of our cessation of Oncotype SEQ in March 2018. The increase in promotional and marketing materials was due to a combination of new product campaigns and marketing materials for our Oncotype DX breast cancer test following the announcement of the results of the TAILORx trial. Additionally, we incurred increases in expense due to information technology-related projects to improve efficiencies for processing domestic and international orders of our tests.

The $6.0 million, or 4% increase in selling and marketing expenses for the year ended December 31, 2017 compared to 2016 was primarily due to a $7.5 million increase in personnel-related expenses, including stock-based compensation expense, primarily associated with the realignment of core business functions. We also had a 2.1 million increase in information technology-related expenses for projects primarily related to implementation of new systems. These increased expenses were partially offset by a $2.7 million decrease due to the write off of previously capitalized software development costs in 2016, a $762,000 decrease in collaboration costs, as well as decreases in promotional and marketing materials and travel, meetings and seminars.

We expect selling and marketing expenses will continue to increase in future periods due to our efforts to establish adoption of and reimbursement for our new products, continued investment in our global commercial infrastructure and increases in our salesforce.

General and Administrative Expenses

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Total general and administrative expenses	$76,910	$72,670	$73,272
Period over period dollar increase (decrease)	$4,240	$(602)
Period over period percentage increase (decrease)	6%	(1)%

Our general and administrative expenses consist primarily of personnel-related expenses, occupancy and equipment expenses, including rent and depreciation expenses, billing and collection fees, bad debt expense, professional fees and other expenses, including intellectual property defense and prosecution costs, and other administrative costs.

The $4.2 million, or 6%, increase in general and administrative expenses for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to a $3.8 million increase in personnel-related expenses, a $2.4 million increase in professional fees and other expenses, a $1.8 million increase in stock-based compensation expense, and a $1.5 million increase in contract labor and consulting services related to evaluation of our business for process improvements and information technology enhancements,. These increases were partially offset by a $6.2 million decrease in bad debt expense, net of increased billing and collection expense. The $3.8 million increase in personnel-related expenses includes severance and other personnel-related costs related to our cessation of the Oncotype SEQ, including Oncotype SEQ Liquid Select test, product development and commercialization activities in March 2018, as well as increased salary, bonus and recruiting costs. There was no bad debt expense for the year ended December 31, 2018 due to our implementation of the new revenue guidance on January 1, 2018, on a modified retrospective basis. However, we may incur bad debt expense in the future.

The $602,000 or 1%, decrease in general and administrative expenses for the year ended December 31, 2017 compared to 2016 was primarily due to a $3.8 million decrease in contract labor, primarily due to completing post-implementation projects for our enterprise resource planning system in 2016, decreases in personnel‑related expenses relating to decreases in bonus expense, and a $1.1 million decrease in bad debt expense driven by improved cash collection, partially offset by a $3.2 million increase in occupancy and equipment expenses driven by increased software license expenses and facility expansion and a $1.1 million increase in billing and collection fees, as well as increases in stock-based compensation and facilities costs.

We expect general and administrative expenses to increase in future periods as we hire additional staff and incur other expenses to support the growth of our business, and to the extent we spend more on billing and collections fees.

Interest Income

Interest income was $2.4 million for the year ended December 31, 2018, compared to $934,000 and $418,000 for years ended December 31, 2017 and 2016, respectively. The increase from prior years resulted from a combination of increased investments in interest-bearing marketable securities and higher interest rates.

Gain on sale of equity securities

We realized gain on sale of equity securities of $2.8 million for the year ended December 31, 2017 in connection with the sale of a portion of our holdings of common stock of Invitae Corporation, or Invitae. We realized gain on the sale of equity securities of $3.2 million during the years ended December 31, 2016. As of December 31, 2017, we had sold all of our remaining shares of common stock of Invitae. There was no such activity for the year ended December 31, 2018.

Unrealized gain on equity securities

For the year ended December 31, 2018, we had unrealized gain on equity securities of $875,000, which consisted of an unrealized gain of $1.2 million related to Epic Sciences preferred stock, offset by an unrealized loss of $296,000 related to Biocartis equity investment. There was no such activity for the comparable periods of 2017 and 2016.

Other Income (Expense), Net

Other income (expense), net was $(232,000) for the year ended December 31, 2018, compared to other income (expense), net of $356,000 and $(732,000) for the years ended December 31, 2017 and 2016, respectively. Other income (expense), net for the years ended December 31, 2018, 2017 and 2016 was primarily related to $(277,000), $317,000 and $(782,000) of net foreign currency transaction gains (losses), respectively, resulting from valuation adjustments to our international accounts receivable balance. We expect other income (expense), net to continue to fluctuate based on fluctuations in exchange rates that impact our foreign exchange transaction gains and losses.

Income Tax Expense

For the years ended December 31, 2018, 2017, and 2016, we recorded an income tax expense of $1.2 million, $1.5 million and $1.4 million, respectively. The 2018 income tax expense was principally comprised of miscellaneous state income tax expense and foreign tax expense on earning of our foreign subsidiaries. The 2017 and 2016 income tax expense wass principally comprised of the deferred tax impact for available-for-sale marketable securities, miscellaneous state income tax expense and foreign tax expense on earnings of our foreign subsidiaries.

As a result of historical losses and based on all current available evidence, we believe that it is more likely than not that our recorded deferred tax assets will not be realized. Accordingly, we recorded a full valuation allowance on our net deferred tax assets for the years ended December 31, 2018, 2017 and 2016, respectively. We will continue to maintain a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.

On December 22, 2017, the 2017 Tax Cut and Jobs Act or “the Act” was enacted into law. The new legislation contains several key tax provisions, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the estimated transition tax, re-measuring our U.S. deferred tax assets and liabilities at a 21% rate as well as reassessing the net realizability of our deferred tax assets and liabilities. The one-time transition tax does not generate a tax liability as the deemed distribution is offset by tax attributes. The provisional amount related to the re-measurement of our deferred tax balance was estimated to be a reduction of approximately $31.4 million at December 31, 2017. Due to the corresponding valuation allowance fully offsetting deferred taxes, there was no income statement impact.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation was yet to be issued, our accounting of the transition tax and deferred tax re-measurements were incomplete as of December 31, 2017. We filed our 2017 Federal corporate income tax return in the fourth quarter of 2018. Our final analysis and impact of the Act is reflected in the tax provision and related tax disclosures for the year ended December 31, 2018. There was a net decrease of approximately $0.6 million to the originally estimated $31.4 million remeasurement of deferred tax assets. We consider the $0.6 million true-up to be an immaterial change in estimate which has been reflected within the measurement period in accordance with SAB 118. Of the $0.6 million, $0.3 million had no impact on the income statement or balance sheet due to the corresponding valuation allowance offsetting deferred taxes. The remaining $0.3 million increased tax expense with a corresponding increase in the deferred tax liability.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income or “GILTI”, provision of the Act. The GILTI provision imposes a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or treating any taxes on GILTI inclusions as a period cost are both acceptable methods subject to an accounting policy election. We have elected to treat any taxes on GILTI inclusions as a period cost.

Liquidity and Capital Resources

As of December 31, 2018, we had an accumulated deficit of $206.3 million. We may incur net losses in the future, and we cannot provide assurance as to when, if ever, we will achieve sustained profitability. We expect that our research and development expenses, selling and marketing and general and administrative expenses will increase in future periods and, as a result, we will need to continue to generate significant product revenues to achieve sustained profitability.

	December 31,	December 31,
	2018	2017
	(in thousands)
Cash, cash equivalents, restricted cash, and short-term marketable securities	$210,066	$129,765
Working capital	215,060	134,744

Sources (Uses) of Liquidity

Historically we have financed our operations primarily through sales of our equity securities and cash received in payment for our tests. At December 31, 2018, we had cash, cash equivalents, restricted cash and short‑term investments of $210.1 million compared to $129.8 million at December 31, 2017. The $80.3 million increase was primarily attributable to increased cash collections from increased sales of our tests and issuance of common stock under our stock plans, partially offset by investments in the growth of our business, including research and development, global expansion, and activities related to reimbursement coverage of our tests. In accordance with our investment policy, available cash is invested in short-term and long-term, low-risk, investment-grade debt instruments. Our cash and marketable securities are held in a variety of interest-bearing instruments including money market accounts and high-grade commercial paper and corporate bonds.

Accounts Receivable

At December 31, 2018 and 2017, $51.5 million, or 15%, and $31.2 million, or 13%, respectively, of our total assets consisted of accounts receivable. The $20.4 million year over year increase in accounts receivable was primarily due to the change in revenue recognition for certain payors who were not accrual payors prior to our adoption of the new revenue guidance, effective January 1, 2018.

Days sales outstanding, or DSOs, is a measure of the average number of days it takes for us to collect our accounts receivable, calculated from the date that tests are billed. At December 31, 2018 and 2017, our weighted average DSOs were 65 days and 62 days, respectively. The timing of our billing and cash collections may also cause fluctuations in our monthly DSOs and accounts receivable. We actively monitor our accounts receivable aging and believe that the increase in DSO is reasonable and within historic ranges.

The following tables summarize accounts receivable by payor mix at December 31, 2018 and 2017:

	December 31, 2018
		% of		31 - 60	61 - 90	91 - 120	121 to 180	Over 180
	Total	Total	Current	Days	Days	Days	Days	Days
	(In thousands)
Managed care and other	$42,739	83%	$15,838	$8,621	3,980	3,272	$4,433	6,595
Medicare	8,792	17	5,735	1,333	748	513	292	171
Total	51,531	100%	$21,573	$9,954	$4,728	$3,785	$4,725	$6,766
Allowance for doubtful accounts	—
Net accounts receivable	$51,531

	December 31, 2017
		% of		31 - 60	61 - 90	91 - 120	121 to 180	Over 180
	Total	Total	Current	Days	Days	Days	Days	Days
	(In thousands)
Managed care and other	$27,017	77%	$12,501	$5,028	$2,225	$1,771	$1,775	$3,717
Medicare	8,028	23	6,170	564	94	258	467	475
Total	35,045	100%	$18,671	$5,592	$2,319	$2,029	$2,242	$4,192
Allowance for doubtful accounts	(3,884)
Net accounts receivable	$31,161

Cash Flows

	2018	2017	2016
	(In thousands)
For the year ended December 31,
Cash provided by (used in):
Operating activities	$76,562	$30,602	$13,450
Investing activities	(81,105)	(42,558)	(19,126)
Financing activities	20,752	17,079	13,541
Capital expenditures (included in investing activities above)	(10,076)	(13,276)	(19,786)

Cash Provided by Operating Activities

Cash provided by operating activities was $76.6 million in 2018 and consisted primarily of net income of $25.7 million adjusted for non-cash items of $39.2 million and $11.7 million related to changes in operating assets and liabilities.

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

Cash Used in Investing Activities

Cash used in investing activities was $81.1 million in 2018, and consisted of $68.6 million net purchases of marketable securities, $10.1 million in capital expenditures related to the expansion of our business and an additional $2.5 million investment in the preferred stock of Epic Sciences.

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

Cash Provided by Financing Activities

Cash provided in financing activities was $20.8 million in 2018 and consisted primarily of $26.3 million of proceeds from the issuance of our common stock upon the exercise of stock options and stock purchased pursuant to our ESPP, offset by $5.5 million of cash paid for tax withholdings related to net share settlements of RSUs.

Cash provided by financing activities was $17.1 million in 2017 and consisted of $21.8 million in proceeds from the issuance of our common stock upon the exercise of employee stock options and stock purchased pursuant to our ESPP, partially offset by cash paid for tax withholdings in the amount of $4.7 million related to net share settlements of restricted stock units and awards.

Cash provided by financing activities was $13.5 million in 2016 and consisted of $17.0 million in proceeds from the issuance of our common stock upon the exercise of employee stock options and stock purchased pursuant to our ESPP, partially offset by cash paid for tax withholdings in the amount of $3.5 million related to net share settlements of restricted stock units and awards.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2018 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(In thousands)
Non-cancelable operating lease obligations	$24,157	$6,831	$12,072	$5,254	$—

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

Off‑Balance Sheet Activities

As of December 31, 2018, we had no material off‑balance sheet arrangements.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update or ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and requires entities to recognize revenue when they transfer control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. We adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018. We recorded a one-time increase to opening accounts receivable, net and a one-time reduction to opening accumulated deficit of $14.1 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606, primarily related to certain payors who were not previously accrual payors. See Note 1  “Organization and Summary of Significant Accounting Policies”  to Consolidated Financial Statements for additional information.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842). The new guidance requires lessees to recognize a right-of-use asset and a lease liability for almost all leases on the balance sheet. Additional qualitative and quantitative disclosures will also be required. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We will adopt the new standard effective January 1, 2019 using the modified retrospective method and will not restate comparative periods. As permitted under the transition guidance, we will carry forward the assessment of whether our contracts contain or are leases, classification of our leases and remaining lease terms. Based on our portfolio of leases as of December 31, 2018, approximately $18 million of lease assets and $23 million of lease liabilities will be recognized on our consolidated balance sheets upon adoption, primarily relating to real estate. We are substantially complete with our implementation efforts.

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

At December 31, 2018, we had cash, cash equivalents and short-term and long-term marketable securities of $213.9 million. We currently do not hedge interest rate exposure. The securities in our investment portfolio are classified as available for sale and are, due to their short-term nature, subject to minimal interest rate risk. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels at December 31, 2018, the impact on the fair value of these securities or our cash flows or income would not be material.

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

We recognized net foreign exchange transaction gains (losses) of $(277,000), $317,000 and $(782,000) for the years ended December 31, 2018, 2017 and 2016, respectively. The functional currency of our wholly-owned subsidiaries is the U.S. dollar, so we are not currently subject to gains and losses from foreign currency translation of the subsidiary financial statements. In September 2017, we started entering into forward contracts to mitigate the impact of adverse movements in foreign exchange rates related to the re-measurement of monetary assets and liabilities and hedge our foreign currency exchange rate exposure. As of December 31, 2018 and 2017, we had open foreign currency forward contracts with notional amounts of $17.1 million and $16.1 million, respectively. Although the impact of currency fluctuations on our financial results has been immaterial in the past, there can be no guarantee that the impact of currency fluctuations related to our international activities will not be material in the future.

ITEM 8.  Financial Statements and Supplementary Data.

Genomic Health, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Genomic Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Genomic Health, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2019 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for product revenues in 2018.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Redwood City, California

February 28, 2019

GENOMIC HEALTH, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$61,645	$45,518
Short-term marketable securities	148,149	84,057
Accounts receivable (net of allowance for doubtful accounts; 2018—$0 and 2017—$3,884)	51,531	31,161
Prepaid expenses and other current assets	13,511	13,524
Total current assets	274,836	174,260
Property and equipment, net	39,532	46,440
Long-term marketable securities	4,066	—
Other assets	15,938	10,917
Total assets	$334,372	$231,617
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,849	$156
Accrued compensation and employee benefits	34,457	24,953
Accrued expenses and other current liabilities	15,870	14,084
Other current liabilities	600	323
Total current liabilities	59,776	39,516

Other liabilities	4,436	3,810
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 37,468,618 and 36,110,767 shares issued and 36,407,287 and 35,049,436 shares outstanding at December 31, 2018 and 2017, respectively
Common stock	3	3
Additional paid-in capital	506,679	464,637
Accumulated other comprehensive loss	(87)	(294)
Accumulated deficit	(206,325)	(245,945)
Treasury stock, at cost	(30,110)	(30,110)
Total stockholders’ equity	270,160	188,291
Total liabilities and stockholders’ equity	$334,372	$231,617

See accompanying notes.

GENOMIC HEALTH, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	December 31,
	2018	2017	2016
Revenues:
Product revenues	$394,111	$340,451	$326,918
Contract revenues	—	299	950
Total revenues	394,111	340,750	327,868
Operating expenses:
Cost of product revenues	64,326	54,718	58,828
Research and development	64,200	62,811	60,158
Selling and marketing	164,779	157,001	151,042
General and administrative	76,910	72,670	73,272
Total operating expenses	370,215	347,200	343,300
Income (loss) from operations	23,896	(6,450)	(15,432)
Interest income	2,385	934	418
Gain on sale of equity securities	—	2,807	3,208
Unrealized gain on equity securities	875	7	—
Other income (expense), net	(232)	349	(732)
Income (loss) before income taxes	26,924	(2,353)	(12,538)
Income tax expense	1,247	1,504	1,381
Net income (loss)	$25,677	$(3,857)	$(13,919)
Basic net income (loss) per share	$0.72	$(0.11)	$(0.42)
Diluted net income (loss) per share	$0.68	$(0.11)	$(0.42)
Shares used in computing basic net income (loss) per share	35,727	34,495	33,264
Shares used in computing diluted net income (loss) per share.	37,555	34,495	33,264

See accompanying notes.

GENOMIC HEALTH, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

		2017	2016
Net income (loss)	25,677	$(3,857)	$(13,919)
Other comprehensive income (loss):
Unrealized gain (loss), net, on available-for-sale marketable securities, net of tax of $0 for the years ended December 31, 2018, 2017 and 2016, respectively	27	(366)	300
Reclassification adjustment for net gain on sale of equity securities included in net loss		(1,126)	(1,854)
Comprehensive income (loss)	25,704	$(5,349)	$(15,473)

See accompanying notes.

GENOMIC HEALTH, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands)

				Accumulated
			Additional	Other		Treasury	Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stock	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	at Cost	Equity
Balance at December 31, 2015	32,800	$3	$395,059	$2,752	$(228,169)	$(30,110)	$139,535
Issuance of common stock upon exercise of stock options for cash and vesting of restricted stock units	799	—	8,385	—	—	—	8,385
Issuance of common stock upon settlement of employee stock purchase plan	226	—	5,155	—	—	—	5,155
Issuance of restricted stock to directors in lieu of fees	7	—	200	—	—	—	200
Stock-based compensation expense related to employee stock options, restricted stock units and employee stock purchase plan	—	—	18,303	—	—	—	18,303
Net loss	—	—	—	—	(13,919)	—	(13,919)
Unrealized gain on investments, net of tax	—	—	—	300	—	—	300
Reclassification adjustment for net gain on sale of investments, net of tax	—	—	—	(1,854)	—	—	(1,854)
Balance at December 31, 2016	33,832	$3	$427,102	$1,198	$(242,088)	$(30,110)	$156,105
Issuance of common stock upon exercise of stock options for cash and vesting of restricted stock units	1,000	—	11,636	—	—	—	11,636
Issuance of common stock upon settlement of employee stock purchase plan	211	—	5,443	—	—	—	5,443
Issuance of restricted stock to directors in lieu of fees	6	—	200	—	—	—	200
Stock-based compensation expense related to employee stock options, restricted stock units and employee stock purchase plan	—	—	20,256	—	—	—	20,256
Net loss	—	—	—	—	(3,857)	—	(3,857)
Unrealized gain on investments, net of tax	—	—	—	(366)	—	—	(366)
Reclassification adjustment for net gain on sale of investments, net of tax	—	—	—	(1,126)	—	—	(1,126)
Balance at December 31, 2017	35,049	$3	$464,637	$(294)	$(245,945)	$(30,110)	$188,291
Cumulative effect of change in accounting policies (1)				180	13,943		14,123
Issuance of common stock upon exercise of stock options for cash and vesting of restricted stock units	1,182	—	15,756	—	—	—	15,756
Issuance of common stock upon settlement of employee stock purchase plan	171	—	4,996	—	—	—	4,996
Issuance of restricted stock to directors in lieu of fees	5	—	200	—	—	—	200
Stock-based compensation expense related to employee stock options, restricted stock units and employee stock purchase plan	—	—	21,090	—	—	—	21,090
Net income	—	—	—	—	25,677	—	25,677
Unrealized gain on investments, net of tax	—	—	—	27	—	—	27
Balance at December 31, 2018	36,407	$3	$506,679	$(87)	$(206,325)	$(30,110)	$270,160

(1) Effective January 1, 2018, we adopted ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10) and ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and subsequent related Updates. See Note 1 "Organization and Summary of Significant Accounting Policies" in this Report for more information.

See accompanying notes.

GENOMIC HEALTH, INC.

Consolidated Statements of Cash Flows

(In thousands)

	December 31,
	2018	2017	2016
Operating activities
Net income (loss)	$25,677	$(3,857)	$(13,919)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,669	11,759	8,933
Employee stock-based compensation	21,090	20,256	18,303
Write-off of previously capitalized software costs	2,347	76	2,600
Impairment of long-lived assets	2,358	22	56
Loss on disposal of property and equipment	27	35	33
Outside director restricted stock awarded in lieu of fees	200	200	200
Gain on sale of equity securities	—	(2,807)	(3,208)
Discount on convertible promissory note	—	671	—
Discount on equity investment	—	322	—
Unrealized net gain on revaluation of equity investments	(875)	(7)	—
Write-off of convertible promissory note	1,329
Deferred tax benefit from unrealized gain on available-for-sale marketable securities, net	—	820	727
Changes in assets and liabilities:
Accounts receivable	(6,247)	4,018	1,985
Prepaid expenses and other assets	(2,464)	64	(4,556)
Accounts payable	8,374	(2,308)	(4,579)
Accrued compensation and employee benefits	9,504	(2,947)	5,661
Accrued expenses and other liabilities	2,573	4,164	1,645
Deferred revenues	—	121	(431)
Net cash provided by operating activities	76,562	30,602	13,450
Investing activities
Purchases of property and equipment	(10,076)	(13,276)	(19,786)
Proceeds from sale of property and equipment	55	10	8
Purchases of marketable securities	(172,563)	(109,249)	(69,722)
Maturities of marketable securities	103,979	71,802	66,757
Proceeds from sales of marketable securities	—	10,155	9,717
Other investments	(2,500)	(2,000)	(6,100)
Net cash used in investing activities	(81,105)	(42,558)	(19,126)
Financing activities
Proceeds from issuance of common stock under stock plans	26,250	21,776	17,010
Withholding taxes related to restricted stock units net share settlement	(5,498)	(4,697)	(3,469)
Net cash provided by financing activities	20,752	17,079	13,541
Net increase in cash, cash equivalents and restricted cash	16,209	5,123	7,865
Cash, cash equivalents and restricted cash at the beginning of period	45,708	40,585	32,720
Cash, cash equivalents and restricted cash at the end of period	$61,917	$45,708	$40,585
Supplemental disclosure of cash flow information
Cash paid for income taxes	$620	$1,093	$428
Non-cash investing and financing activities
Accrued purchases of property and equipment	$1,110	$717	$1,452
Change in fair value of investments	(454)	(495)	(316)

See accompanying notes.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Note 1. Organization and Summary of Significant Accounting Policies

The Company

Genomic Health, Inc. (the “Company”) is a global healthcare company that provides actionable genomic information to personalize cancer treatment decisions. The Company develops and globally commercializes genomic‑based clinical laboratory services that analyze the underlying biology of cancer, allowing physicians and patients to make individualized treatment decisions. The Company was incorporated in Delaware in August 2000. The Company’s first product, the Oncotype DX breast cancer test, was launched in 2004 and is used for early stage invasive breast cancer patients to predict the likelihood of breast cancer recurrence and the likelihood of chemotherapy benefit. In January 2010, the Company launched its second product, the Oncotype DX colon cancer test, which is used to predict the likelihood of colon cancer recurrence in patients with stage II disease. The tests for invasive breast and colon cancer result in a quantitative score referred to as a Recurrence Score. In December 2011, the Company made Oncotype DX available for patients with ductal carcinoma in situ (“DCIS”), a pre‑invasive form of breast cancer. This test provides a DCIS Score that is used to predict the likelihood of local disease recurrence. In June 2012, the Company began offering the Oncotype DX colon cancer test for use in patients with stage III disease treated with oxaliplatin‑containing adjuvant therapy. In May 2013, the Company launched the Oncotype DX prostate cancer test, which provides a Genomic Prostate Score (“GPS”) to predict disease aggressiveness in men with low risk prostate cancer and to improve treatment decisions for prostate cancer patients in conjunction with the Gleason score, or tumor grading. In February 2018, the Oncotype DX AR-V7 Nucleus Detect test, for men with metastatic castration-resistant prostate cancer (“mCRPC”) became commercially available.

Principles of Consolidation

These consolidated financial statements include all the accounts of the Company and its wholly‑owned subsidiaries. The Company had two wholly-owned subsidiaries at December 31, 2018: Genomic Health International Holdings, LLC, which was established in Delaware in 2010 and supports the Company’s international sales and marketing efforts; and Oncotype Laboratories, Inc., which was established in 2012, and is inactive. Genomic Health International Holdings, LLC has eight wholly-owned subsidiaries. The functional currency for the Company’s wholly-owned subsidiaries incorporated outside the United States is the U.S. dollar. All significant intercompany balances and transactions have been eliminated.

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

There have been no material changes in the Company’s significant accounting policies, other than the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) Nos. 2014-09, 2016-01, 2016-15 and 2016-18 described below, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The Company recast prior period consolidated statements of cash flows to conform with the adoption of the new accounting guidance related to presentation of restricted cash in the statement of cash flows as described below.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

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

In December 2017, the Company invested €3.4 million or $4.0 million in 270,000 shares of the common stock of Biocartis N.V. (“Biocartis”), a public company listed on the Euronext exchange. This corporate equity security investment was accounted for as an available-for-sale marketable security and valued at €3.0 million or $3.5 million at December 31, 2017. During the year ended December 31, 2017, $180,000 of unrealized losses relating to changes in the fair value of this investment were recorded in other comprehensive income. These securities were subject to a lock-up agreement which expired in December 2018. During the year ended December 31, 2017, a discount of $322,000 relating to the lock-up agreement was recognized in research and development expense, and a foreign currency revaluation gain of $7,000 was recorded in other income. In accordance with ASU No 2016-01, the Company recorded a decrease in fair value of $296,000 and a foreign currency revaluation loss of $157,000, in other income (expense), net during the year ended December 31, 2018.

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

During the year ended December 31, 2016, the Company sold a portion of its shares of the common stock of Invitae for proceeds of $9.7 million based on a cost of $6.28 per share, resulting in a realized gain of $3.2 million. The fair value of the remaining investment was $9.3 million at December 31, 2016. This investment, which was accounted for under the cost method, was valued at $7.3 million at December 31, 2016. Unrealized gains or losses resulting from changes in the fair value of this investment were recognized in other comprehensive income until the securities were sold. During the year ended December 31, 2017, the Company sold its remaining shares of the common stock of Invitae for net proceeds of $10.2 million based on a cost of $6.28 per share, resulting in a realized gain of $2.8 million. During the years ended December 31, 2017 and 2016, $1.1 million of unrealized gains, net of tax of $820,000, and $1.9 million of unrealized gains, net of tax of $727,000, respectively, related to the shares sold were reclassified out of accumulated other comprehensive income into earnings.

The cost of securities sold is determined using specific identification.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, marketable securities, trade receivables and accounts payable. The carrying amounts of certain of these financial instruments, including cash and cash

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

equivalents, trade receivables, note receivables,  foreign currency forward contracts and accounts payable, approximate fair value due to their short maturities.

See Note 5, “Fair Value Measurements” for further information on the fair value of the Company’s financial instruments.

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

The Company is also subject to credit risk from its accounts receivable related to its product sales. The majority of the Company’s accounts receivable arise from product sales in the United States. Reimbursement on behalf of customers covered by Medicare accounted for 24%,  22% and 21% of the Company’s product revenues for the years ended December 31, 2018, 2017 and 2016, respectively, and represented 17% and 23% of the Company’s total accounts receivable balance as of December 31, 2018 and 2017, respectively. No other third‑party payor represented more than 10% of the Company’s product revenues or accounts receivable balances for these periods.

Allowance for Doubtful Accounts

There was no bad debt expense for the year ended December 31, 2018 due to the Company’s implementation of the new revenue guidance on January 1, 2018, on a modified retrospective basis. However, the Company may incur bad debt expense in the future. Prior to January 1, 2018, the Company accrued an allowance for doubtful accounts against its accounts receivable based on estimates consistent with historical payment experience. Bad debt expense was included in general and administrative expense on the Company’s consolidated statements of operations. Accounts receivable were written off against the allowance when the appeals process had been exhausted, when an unfavorable coverage decision had been received or when there was other substantive evidence that the account would not be paid. The Company’s allowance for doubtful accounts as of December 31, 2018 and 2017 was $0 and $3.9 million, respectively. Write‑offs for doubtful accounts of $3.9 million and $7.2 million were recorded against the allowance during the years ended December 31, 2018 and 2017, respectively. Bad debt expense was $6.8 million and $7.9 million for the years ended December 31, 2017 and 2016, respectively.

Property and Equipment

Property and equipment, including purchased and internally developed software, are stated at cost. Depreciation is calculated using the straight‑line method over the estimated useful lives of the assets, which generally range from three to seven years. Leasehold improvements are amortized using the straight‑line method over the estimated useful lives of the assets or the remaining term of the lease, whichever is shorter.

Internal-use Software

Costs incurred to develop software for internal use are capitalized and amortized over the estimated useful life of the software. Costs related to maintenance of internal-use software are expensed as incurred. For the years ended December 31, 2018, 2017 and 2016, the Company capitalized $3.7 million (including $2.1 million of personnel-related expenses), $5.1 million (including $2.7 million of personnel-related expenses), and $3.4 million (including $1.2 million of personnel-related expenses), respectively, of costs associated with internal-use software development. Amortization of

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

previously capitalized amounts was $3.8 million, $3.2 million, and $2.5 million for the years ended December 31, 2018, 2017, and 2016, respectively.

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

Prior to January 1, 2018, if the equity method did not apply, investments in privately held companies determined to be equity securities were accounted for using the cost method. As discussed below, on January 1, 2018, the Company adopted ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which changed the way it accounts for non-marketable securities. The Company adjusts the carrying value of its non-marketable equity securities for changes from observable transactions for identical or similar investments of the same issuer, less impairment. All gains and losses on non-marketable equity securities, realized and unrealized, are recognized in other income (expense), net.

Investments in privately held companies determined to be debt securities are accounted for as available‑for‑sale or held‑to‑maturity securities, in accordance with the applicable accounting guidance for such investments.

During the years ended December 31, 2017 and 2016, the Company invested $1.4 million and $6.1 million, respectively, in the subordinated convertible promissory notes of Epic Sciences, Inc. (“Epic Sciences”). See Note 8, “Collaboration and Commercial Technology Licensing Agreements,” for additional information regarding the terms of this investment. On March 8, 2017, all of the Company’s investment in the subordinated convertible promissory notes were converted into preferred stock of Epic Sciences representing approximately 9% of Epic Sciences’ voting interests, at which time the Company estimated the fair value of the subordinated convertible promissory notes to be approximately $7.1 million. In June 2018, the Company invested an additional $2.5 million in preferred stock of Epic Sciences as part of a new equity financing. As a result of this transaction, the Company’s ownership interest in Epic Sciences was reduced to approximately 8%. The preferred stock represents a variable interest in the investee. The Company has concluded it is not the primary beneficiary and thus has not consolidated the investee pursuant to the requirements of FASB ASC 810, Consolidation. The Company will continue to assess its investment and future commitments to the investee and to the extent its relationship with the investee changes, may be required to consolidate the investee in future periods. The Company determined that the investment is an equity investment for which the Company does not have the ability to exercise significant influence. Prior to the adoption of ASU 2016-01, the Company accounted for such preferred stock using the cost method of accounting and accordingly recorded such preferred stock in other assets. There were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the preferred stock during the remainder of the year ended December 31, 2017. On January 1, 2018, the Company adopted ASU No. 2016-01 which changed the way it accounts for non-marketable equity securities. The Company adjusts the carrying value of its non-marketable equity securities for changes from observable transactions for identical or similar investments of the same issuer, less impairment. All gains and losses on non-marketable equity securities, realized and unrealized, are recognized in other income (expense), net. As of December 31, 2018, the carrying value of the preferred stock of Epic Sciences was $10.8 million, of which $8.3 million was remeasured to fair value based on observable transactions during the year ended December 31, 2018. The upward adjustment of $1.2 million during the year

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

ended December 31, 2018 was recorded as an unrealized gain on equity securities and included as an adjustment to the carrying value of other assets held at December 31, 2018. The preferred stock of Epic Sciences is classified within Level 3 in the fair value hierarchy because the Company estimated the value during the year ended December 31, 2018 utilizing an option pricing model that considered a recent observable transaction and other unobservable inputs including volatility and long-term plans of Epic Sciences.

During the year ended December 31, 2017, the Company invested $2.0 million in the convertible promissory note of Cleveland Diagnostics, Inc. (“Cleveland Diagnostics”). See Note 8, “Collaboration and Commercial Technology Licensing Agreements” for additional information regarding the terms of this investment. The Company estimated the fair value of the convertible promissory note to be approximately $1.3 million. The investment in the convertible promissory note represented a variable interest in the investee. The Company had concluded it was not the primary beneficiary and thus had not consolidated the investee pursuant to the requirements of FASB ASC 810. The Company determined that it did not have the ability to exercise significant influence over the investee company. In June 2018, the Company made a business decision to terminate its milestone-based collaboration with Cleveland Diagnostics and wrote off the convertible promissory note. See Note 8, “Collaboration and Commercial Technology Licensing Agreements,” for additional information.

Derivative Financial Instruments

The Company hedges a portion of its foreign currency exposures related to outstanding monetary assets and liabilities using foreign currency forward contracts. The foreign currency forward contracts, included in prepaid expenses and other current assets or in accrued liabilities, depending on the contracts’ net position, the Company uses to hedge the exposure are not designated as hedges, and as a result, changes in their fair value are recorded in other income (expense). As of December 31, 2018 and 2017, the Company had open foreign currency forward contracts with notional amounts of $17.1 million and $16.1 million, respectively.

Impairment of Long‑Lived Assets

The Company reviews long‑lived assets, which include property and equipment, intangible assets and investments in privately held companies, for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. For property and equipment and intangible assets, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using undiscounted cash flows. For investments in non‑marketable equity securities, evidence of impairment might include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. If the fair value of the investment is determined to be less than the carrying value, the asset is written down to its fair value. During the year ended December 31, 2018, the Company wrote off $4.8 million of previously capitalized equipment and software development costs, primarily due to disposal activities. See Note 14, “Restructuring Costs” for additional information regarding the disposal activities.

Income Taxes

The Company uses the liability method for income taxes, whereby deferred income taxes are provided on items recognized for financial reporting purposes over different periods than for income tax purposes. Valuation allowances are provided when the expected realization of tax assets does not meet a more‑likely‑than‑not criterion.

The Company accounts for uncertain income tax positions using a benefit recognition model with a two‑step approach, a more‑likely‑than‑not recognition criterion and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement, in accordance with the accounting guidance for uncertain tax positions. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit is recorded. Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. The Company recognizes accrued interest and penalties related to

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

unrecognized tax benefits in income tax expense when and if incurred. See Note 13, “Income Taxes” for additional information regarding unrecognized tax benefits.

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. To determine revenue recognition for the arrangements that the Company determines are within the scope of FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. See Note 2  “Revenues”  for further discussion on Revenues.

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

Stock‑based Compensation

The Company uses the Black‑Scholes option valuation model, single‑option approach, which requires the use of estimates such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value employee stock‑based compensation at the date of grant, and recognizes stock‑based compensation expense ratably over the requisite service period.

Equity instruments granted to non‑employees are also valued using the Black‑Scholes option valuation model and are subject to periodic revaluation over their vesting terms. The Company did not grant any stock options to non‑employees during any of the years presented.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

401(k) Plan

Substantially all of the Company’s employees are eligible to participate in its defined contribution plan qualified under Section 401(k) of the Internal Revenue Code. The Company contributed dollar for dollar matching of employee contributions up to a maximum of $4,000  for each of the years ended December 31, 2018, 2017 and 2016, respectively, for each employee per year based on a full calendar year of service. The match is funded concurrently with a participant’s semi‑monthly contributions to the 401(k) Plan. The Company recorded expense for its contributions under the 401(k) Plan of $3.6 million, $2.9 million and $3.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Foreign Currency Transactions

Net foreign currency transaction gains or losses are included in other income (expense), net on the Company’s consolidated statements of operations. Net foreign currency transaction gains (losses) totaled $(277,000),  $317,000 and $(782,000) for the years ended December 31, 2018, 2017 and 2016, respectively.

Comprehensive Gain or Loss

Other comprehensive gain or loss consists of unrealized gains and losses on available‑for‑sale securities.

Leases

The Company enters into lease agreements for its laboratory and office facilities. These leases are classified as operating leases. Rental expense is recognized on a straight‑line basis over the term of the lease. Incentives granted under the Company’s facilities leases, including allowances to fund leasehold improvements and rent holidays, are capitalized and are recognized as reductions to rental expense on a straight‑line basis over the term of the lease.

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a directors and officers insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2018 and 2017.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and requires entities to recognize revenue when they transfer control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 as of January 1, 2018, using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018. Upon adoption, the Company recognized the cumulative effect of adopting this guidance as an adjustment to its opening accumulated deficit balance. The Company recorded an increase to opening accounts receivable, net, and a reduction to opening accumulated deficit of $14.1 million. as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact related to certain payors who were not accrual payors. See Note 2, “Revenues” for additional information.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU changes accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, it

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The Company adopted the ASU as of January 1, 2018 using the modified retrospective method for marketable equity securities and the prospective method for non-marketable equity securities. The Company recorded a reduction to accumulated deficit of $180,000 as of January 1, 2018 due to the cumulative impact of adopting the ASU, with the impact related to unrealized loss on Biocartis’ common stock at December 31, 2017. The Company has elected to use the measurement alternative for its non-marketable equity securities, defined as cost adjusted for changes from observable transactions for identical or similar investments of the same issuer, less impairment. The adoption of ASU 2016-01 increases the volatility of other income (expense), net, as a result of the remeasurement of the Company’s investments in equity securities.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new guidance requires the lessees to recognize a right-of-use asset and a lease liability on the balance sheet for almost all leases. Additional qualitative and quantitative disclosures will also be required. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company will adopt the new standard effective January 1, 2019 using the modified retrospective method and will not restate comparative periods. As permitted under the transition guidance, the Company will carry forward the assessment of whether its contracts contain or are leases, classification of its leases and remaining lease terms. Based on the Company’s portfolio of leases as of December 31, 2018, approximately $18 million of lease assets and $23 million of lease liabilities will be recognized on its consolidated balance sheets upon adoption, primarily relating to real estate. The Company is substantially complete with its implementation efforts.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. This guidance will become effective for the Company beginning January 1, 2020 with early adoption permitted. The Company is evaluating the impact of the adoption of this standard on its consolidated financial statements.

Note 2. Revenues

Adoption of ASC Topic 606, Revenue from Contracts with Customers

On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605. See Note 1  “Organization and Summary of Significant Accounting Policies”  of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for the Company’s revenue recognition policy under Topic 605.

The Company recorded a one-time increase to opening accounts receivable, net, and a reduction to opening accumulated deficit of $14.1 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact related to certain payors who were not accrual payors.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on the Company’s consolidated balance sheet as of December 31, 2018 and statement of operations for the year ended December 31, 2018 was as follows:

	As Reported	Balance Without Adoption of ASC 606	Adjustments
		(In thousands)
Income statement
Year Ended December 31, 2018
Revenues:
Product revenues	394,111	394,759	(648)
Operating expenses:
General and administrative	76,910	80,024	(3,114)
Net income	25,677	23,211	2,466

Balance Sheet at December 31, 2018
Assets:
Accounts receivable, net	51,531	31,090	20,441
Equity:
Accumulated deficit	(206,325)	(222,914)	16,589

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

The majority of the Company’s historical product revenues have been derived from the sale of its Oncotype DX breast cancer test. For product revenues, the Company estimates the transaction price which is the amount of consideration it expects to be entitled to receive in exchange for providing services based on its historical collection experience using a portfolio approach as a practical expedient to account for patient contracts as collective groups rather than individually. The Company monitors its estimates of transaction price to depict conditions that exist at each reporting date. If the Company subsequently determines that it will collect more consideration than it originally estimated for a contract with a patient, it will account for the change as an increase in the estimate of the transaction price in the period identified. Similarly, if the Company subsequently determines that the amount it expects to collect from a patient is less than it originally estimated, it will generally account for the change as a decrease in the estimate of the transaction price.

The Company’s performance obligations are satisfied at the point in time when test reports are delivered. The Company also provides services to patients with whom the Company does not have contracts as defined in Topic 606. The Company recognizes revenue for these patients when contracts as defined in Topic 606 are established at the amount of consideration to which it expects to be entitled or when the Company receives substantially all of the consideration subsequent to the performance obligations being satisfied.

During the year ended December 31, 2018, cash collections for certain tests delivered during the nine months ended September 30, 2018 came in at rates higher than originally accrued. As a result, the Company changed its estimate of the amounts to be recognized for these tests and recognized an additional $3.5 million and $6.3 million of revenue for the three months and year ended December 31, 2018, respectively. These changes in estimates resulted in increases in diluted net income per share of approximately $0.09 and $0.16 for the three months and year ended December 31, 2018, respectively.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

The following table presents the Company’s product revenues disaggregated by revenue source, as well as geographic region, under Topic 606 for the year ended December 31, 2018:

	United States	Outside of the United States	Total
	(In thousands)
Invasive breast cancer test	$299,415	$58,795	$358,210
Prostate cancer test	26,814	190	27,004
Other	8,453	444	8,897
Total revenues	$334,682	$59,429	$394,111

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

Note 3. Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) for the period by the weighted-average number of common shares outstanding for the period without consideration of potential common shares. Diluted earnings per share is calculated using the weighted-average number of common shares outstanding including the dilutive effect of stock awards as determined under the treasury-stock method. In periods when the Company has a net loss, stock awards are excluded from the calculation of diluted net loss per share as their inclusion would have an antidilutive effect.

	Year Ended December 31,
	2018	2017	2016
	(In thousands except
	per share data)
Numerator:
Net income (loss)	$25,677	$(3,857)	$(13,919)
Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic net income (loss) per share	35,727	34,495	33,264
Effect of dilutive securities:
Options to purchase common stock	1,311	—	—
Restricted stock units	490
ESPP	27	—	—
Total	1,828	—	—
Weighted-average shares of common stock outstanding used in the calculation of diluted net income (loss) per share	37,555	34,495	33,264
Basic net income (loss) per share	$0.72	$(0.11)	$(0.42)
Diluted net income (loss) per share	$0.68	$(0.11)	$(0.42)

The Company excluded stock awards of 46,000,  800,000, and 828,000 for the years ended December 31, 2018, 2017 and 2016 from the computation of diluted net income per share because their effect was anti-dilutive.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 4. Cash, Cash Equivalents, Restricted Cash, and Marketable Securities

The following tables set forth the Company’s cash, cash equivalents, restricted cash, and marketable securities as of the dates indicated:

	December 31,	December 31,
	2018	2017
	(In thousands)
Cash, cash equivalents, and restricted cash
Cash	$49,046	$35,303
Money market deposits	10,364	10,215
Commercial paper	2,235	-
Restricted cash (1)	272	190
Total cash, cash equivalents and restricted cash	61,917	45,708
Marketable securities
Commercial paper	70,162	30,272
Corporate debt securities	78,981	50,260
Corporate equity securities	3,072	3,525
Total marketable securities	152,215	84,057
Total cash and cash equivalents, restricted cash and marketable securities	$214,132	$129,765

(1)	Restricted cash is included in Other assets on the consolidated balance sheet.

The following tables summarize the Company’s available-for-sale securities that are measured at fair value as of the dates indicated:

	December 31, 2018
	Cost or	Gross	Gross	Total
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Commercial paper	$72,455	$—	$(58)	$72,397
Corporate debt securities	79,009	18	(46)	78,981
Total	$151,464	$18	$(104)	$151,378

	December 31, 2017
	Cost or	Gross	Gross	Total
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Commercial paper	$30,315	$—	$(43)	$30,272
Corporate debt securities	50,331	2	(73)	50,260
Corporate equity securities	4,020	—	(495)	3,525
Total	$84,666	$2	$(611)	$84,057

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

The Company had realized gains of $0, $2.8 million and $3.2 million for the years ended December 31, 2018, 2017 and 2016, respectively, on its available‑for‑sale marketable securities.

The following table provides the breakdown of the available-for-sale marketable securities with unrealized losses as of the dates indicated:

	In a Loss Position for
	Less Than 12 Months
	Gross
	Unrealized	Estimated
	Losses	Fair Value
	(In thousands)
As of December 31, 2018:
Commercial paper	$(58)	$59,423
Corporate debt securities	(46)	37,608
Total	$(104)	$97,031
As of December 31, 2017:
Commercial paper	$(43)	$30,272
Corporate debt securities	(73)	45,110
Corporate equity securities	(495)	3,525
Total	$(611)	$78,907

The following table provides the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	December 31, 2018		December 31, 2017
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Due in one year or less	$147,398	$147,312	$84,666	$84,057
Due in more than one year but less than five years	4,066	4,066	—	—
Total	$151,464	$151,378	$84,666	$84,057

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

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

In December 2017, the Company invested €3.4 million or $4.0 million in 270,000 shares of the common stock of Biocartis, a public company listed on the Euronext exchange. This corporate equity security investment was accounted for as an available-for-sale marketable security and valued at €3.0 million or $3.5 million at December 31, 2017. During the year ended December 31, 2017, $180,000 of unrealized losses relating to changes in the fair value of this investment were recorded in other comprehensive income. These securities were subject to a lock-up agreement which expired in December 2018. During the year ended December 31, 2017, a discount of $322,000 relating to the lock-up agreement was recognized in research and development expense, and a foreign currency revaluation gain of $7,000 was recorded in other income. In accordance with ASU No 2016-01, the Company recorded a decrease in fair value of $296,000 and a foreign currency revaluation loss of $157,000, in other income (expense), net during the year ended December 31, 2018, respectively.

Note 5. Fair Value Measurements

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company did not have any non‑financial assets or liabilities that were measured or disclosed at fair value on a recurring basis

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

at December 31, 2018 and 2017, respectively. The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis at December 31, 2018 and 2017 by level within the fair value hierarchy:

	Actively Quoted	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance at
	Assets	Inputs	Inputs	December 31,
	Level 1	Level 2	Level 3	2018
	(In thousands)
As of December 31, 2018:
Assets
Money market deposits	$10,364	$—	$—	$10,364
Commercial paper	—	72,397	—	72,397
Corporate debt securities	—	78,981	—	78,981
Corporate equity securities	3,072	—	—	3,072
Total	$13,436	$151,378	$—	$164,814
Liabilities
Foreign exchange derivative instruments	$—	$135	—	$135
Total	$—	$135	$—	$135

	Actively Quoted	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance at
	Assets	Inputs	Inputs	December 31,
	Level 1	Level 2	Level 3	2017
	(In thousands)
As of December 31, 2017:
Assets
Money market deposits	$10,215	$—	$—	$10,215
Commercial paper	—	30,272	—	30,272
Corporate debt securities	—	50,260	—	50,260
Corporate equity securities	—	3,525	—	3,525
Convertible promissory note	—	—	1,329	1,329
Total	$10,215	$84,057	$1,329	$95,601
Liabilities
Foreign exchange derivative instruments	$—	$203	—	$203
Total	$—	$203	$—	$203

The Company’s commercial paper and corporate bonds are classified as Level 2 as they are valued using multi-dimensional relational pricing models that use observable market inputs, including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data. Not all inputs listed are available for use in the evaluation process on any given day for each security evaluation. Foreign exchange derivative instruments are valued using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. In addition, market indicators and industry and economic events are monitored and may serve as a trigger to acquire further corroborating market data. The Company’s corporate equity securities was transferred from Level 2 to Level 1 during the year ended December 31, 2018, due the expiration of lock-up agreement in December 2018. There were no transfers between Level 1 and Level 2 categories during the year ended December 31, 2017.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company reviews the fair value of long-lived assets, which include property and equipment, intangible assets and investments in privately held companies, for impairment whenever events or changes in circumstances indicate that the carrying

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

amounts of the assets may not be fully recoverable. During the year ended December 31, 2018 the Company wrote off $4.7 million of previously capitalized equipment and software development costs. See Note 14 “Restructuring” for additional information. During the year ended December 31, 2017, the Company wrote off $98,000 of previously capitalized equipment and software development costs. During the year ended December 31, 2016, the Company wrote off $2.6 million of previously capitalized software development costs related to a project for enhanced report delivery due to scope change. Impairment charges related to the write off are included in the selling and marketing expenses in the accompanying consolidated statements of operations.

During the year ended December 31, 2017, the Company invested $2.0 million in a convertible promissory note of Cleveland Diagnostics. The Company estimated the fair value of the convertible promissory note to be approximately $1.3 million at December 31, 2017. The convertible promissory note was classified as Level 3 as it is valued using unobservable inputs that were primarily based on the Company’s estimate of the fair value of the underlying preferred stock into which the notes would be convertible. In June 2018, the Company made a business decision to terminate its milestone-based collaboration with Cleveland Diagnostics and wrote off the convertible promissory note. See Note 8, “Collaboration and Commercial Technology Licensing Agreements” for additional information regarding the terms of this investment.

In June 2018, the Company invested an additional $2.5 million in Epic Sciences preferred stock bringing the estimated fair value of the overall investment to approximately $10.8 million, of which $8.3 million was remeasured to fair value based on observable transactions.  The increase in fair value of $1.2 million was recorded as an unrealized gain on equity securities and included as an adjustment to the carrying value during the year ended December 31, 2018. The preferred stock of Epic Sciences is classified within Level 3 in the fair value hierarchy because the Company estimated the value during the year ended December 31, 2018 utilizing an option pricing model that considered a recent observable transaction and other unobservable inputs including volatility and long-term plans of Epic Sciences. The Company accounted for such preferred stock using the cost method of accounting and accordingly recorded such preferred stock in other assets. There were no additional identified events or changes in circumstances that may have a significant adverse effect on the fair value of the preferred stock during the remainder of the year ended December 31, 2018. See Note 8, “Collaboration and Commercial Technology Licensing Agreements” for additional information regarding the terms of this investment.

Note 6. Property and Equipment

The following table summarizes the Company’s property and equipment as of the dates indicated:

	December 31,
	2018	2017
	(In thousands)
Laboratory equipment	$32,669	$37,560
Computer equipment	10,385	10,498
Computer software—internal use	30,145	26,483
Furniture and fixtures	5,240	4,749
Leasehold improvements	29,960	29,126
Work in progress	3,597	3,698
	111,996	112,114
Less accumulated depreciation and amortization	(72,464)	(65,674)
Total	$39,532	$46,440

For the years ended December 31, 2018, 2017 and 2016, the Company recognized property and equipment depreciation and amortization expense of $12.6 million, $11.6 million and $8.8 million, respectively.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 7. Accrued Expenses and Other Current Liabilities

The following table summarizes the Company’s accrued expenses and other current liabilities as of the dates indicated:

	December 31,
	2018	2017
	(In thousands)
Accrued expenses	$5,391	$7,197
Accrued professional and other service fees	2,592	3,114
Accrued refunds	120	87
Accrued rebate	773	407
Accrued collaboration expense	5,184	2,532
Accrued taxes payable	1,097	746
Deferred rent	688	—
Other current liabilities	25	1
Total	$15,870	$14,084

Accrued professional and other service fees include third‑party billing and collections costs, legal expenses, accounting and audit fees and investor relations expenses. Accrued refunds include overpayments due to third‑party payors.

Note 8. Collaboration and Commercial Technology Licensing Agreements

The Company has entered into a variety of collaboration and specimen transfer agreements relating to its development efforts. The Company recorded collaboration expenses of $10.0 million, $7.3 million and $4.6 million for the years ended December 31, 2018, 2017 and 2016, respectively, relating to services in connection with these agreements. In addition to these expenses, some of the agreements contain provisions for royalties from inventions resulting from the collaborations. The Company has specified options and rights relating to joint inventions arising out of these collaborations.

The Company is a party to various agreements under which it licenses technology on a non-exclusive basis in the field of human diagnostics. Access to these licenses enables the Company to process its Oncotype DX tests. While certain agreements contain provisions for fixed annual payments, license fees are generally calculated as a percentage of product revenues, with rates that vary by agreement and may be tiered, and payments that may be capped at annual minimum or maximum amounts. The Company recognized costs under these agreements totaling $264,000,  $314,000 and $5.3 million for the years ended December 31, 2018, 2017 and 2016, respectively, which were included in cost of product revenues. The decrease in costs for these agreements for the years ended December 31, 2018 and 2017 compared to the year ended December 31, 2016, was primarily due to the satisfaction of certain royalty payment obligations. On October 28, 2016, the Company provided notice of termination of a license agreement with Roche Molecular Systems, Inc. (“Roche”), whereby the Company non-exclusively licensed from Roche a number of U.S. patents claiming nucleic acid amplification processes known as PCR, homogeneous polymerase chain reaction, and “RT PCR”. The effective date of the termination was November 27, 2016. The Company believes it has satisfied all obligations to make royalty payments to Roche.

In January 2014, the Company entered into a collaboration agreement to conduct a prostate study with a goal to determine the association between the GPS provided by the Company’s assay and the likelihood of experiencing disease progression while on active surveillance. In July 2014, the Company entered into a collaboration agreement to conduct a prostate observational study in men who choose active surveillance at one and two years after receiving the Oncotype DX prostate cancer GPS. In August 2014, the Company entered into an agreement to provide support to conduct the main phase of a prospective study dealing with individualization of adjuvant decision-making in early-stage breast cancer. In November 2017, the Company entered into a collaboration agreement to provide support to conduct a data sweep and analysis for a mid-range recurrence score group for a prospective study which was designed to explore breast cancer recurrences in patients with early stage breast cancer. As of December 31, 2018, the estimated total remaining obligations for these agreements, including certain milestone payments, is approximately $790,000. All future milestone payments are contingent on certain accomplishments, and therefore the timing for any related payments cannot be estimated.

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

In June 2016, the Company entered into a collaboration agreement with Epic Sciences under which the Company was granted exclusive distribution rights to commercialize Epic Sciences’ AR-V7 Nucleus Detect test in the United States, which is marketed as Oncotype DX AR-V7 Nucleus Detect. The Company has primary responsibility, in accordance with applicable laws and regulations, for marketing and promoting the test, order fulfillment, billing and collections of receivables, claims appeals, customer support, and providing and maintaining order management systems for the test. Epic Sciences is responsible for performing all tests, performing studies including analytic and clinical validation studies, and seeking Medicare coverage and a Medicare payment rate from the Centers for Medicare and Medicaid Services (“CMS”) for the test. Future revenues generated from the test will be shared by the Company and Epic Sciences in accordance with the terms of the agreement. During 2016 and 2017 the Company invested $7.5 million in subordinated convertible promissory notes of Epic Sciences that converted into shares of Epic Sciences preferred stock in March 2017. The subordinated convertible promissory notes had been recognized at fair value which the Company estimated to be approximately $7.1 million while the difference of $375,000 was deferred as of December 31, 2017 and had been recognized as an additional cost of purchases of Oncotype DX AR-V7 Nucleus Detect tests, which the Company believes would be at a discount to fair value. The Company originally agreed to invest an additional $2.5 million in Epic Sciences preferred stock, upon achievement of one of the milestones. In June 2018, prior to the achievement of the milestone, the Company invested an additional $2.5 million in Epic Sciences preferred stock and the milestone payment was waived by Epic Sciences.  In December 2018, another milestone was achieved and the Company recorded the payment of $2.0 million in other assets, which will be recognized as cost of product revenue over the term of the collaboration agreement. Additional terms of the agreement include the Company’s obligation to pay Epic Sciences $2.0 million upon achievement of certain future milestones. The collaboration agreement has a term of 10 years, unless terminated earlier under certain circumstances.

In September 2017, the Company entered into an exclusive license and development agreement with Biocartis, a molecular diagnostics company based in Belgium, to develop and commercialize an in vitro diagnostic (“IVD”) version of the Oncotype DX breast cancer test on the Biocartis’ Idylla platform that can be performed locally by laboratory partners and in hospitals around the world. Under the terms of the license and development agreement, the Company has an exclusive, worldwide, royalty-bearing license to develop and commercialize an IVD version of the Oncotype DX breast cancer test on the Biocartis Idylla platform, and an option to expand the collaboration to include additional tests in oncology and urology. The Company has primary responsibility for developing, validating and obtaining regulatory authorizations and registrations for IVD Oncotype DX tests to be performed on the Idylla platform. The Company is also responsible for manufacturing and commercialization activities with respect to such tests. Pursuant to the license and development agreement, the Company recorded a one-time upfront license and option fee of €2.8 million, or $3.2 million, which is included in research and development expenses for the year ended December 31, 2017. In December 2017, the Company purchased 270,000 ordinary shares of Biocartis at the market price of €12.50 for a total cost of €3.4 million or $4.0 million. This investment was subject to a lock-up agreement that expired in December 2018. The investment has been recognized at fair value, which the Company estimated to be $3.1 million and $3.5 million for the years ended December 31, 2018 and 2017, respectively. In September 2018, the Company extended its option to expand the collaboration to include urology, and recorded a €1.0 million, or $1.2 million, expense. In November 2018, the Company and Biocartis signed an addendum to the license and development agreement in which the Company exercised the option to expand the collaboration to include urology and recorded a €2.0 million, or $2.3 million, expense. In addition, the Company obtained a right of first refusal to add an additional test, a non-invasive detection of prostate cancer in a pre-biopsy setting, and recorded a €500,000, or $575,000, expense. Additional terms of the license and development agreement and the addendum include the Company’s obligation to pay Biocartis an aggregate of €5.5 million in cash upon achievement of certain milestones, and royalties based primarily on the future sales volumes of the Company’s test performed on the Idylla platform and expansion of the collaboration to include additional tests in oncology and urology.

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

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

the next phase of product development. As a result, the Company wrote off the convertible promissory note and interest accrued through the termination date in the aggregate amount of $1.4 million in the second quarter of 2018.

Note 9. Commitments and Contingencies

Lease Obligations

The Company leases approximately 180,700 square feet of office and laboratory space under five non-cancellable operating leases, with terms that expire between 2021 and 2023 in Redwood City, California, and 7,500 square feet of office space for the Company’s European subsidiary under a non-cancellable operating lease that expires in 2021 in Geneva, Switzerland. The Company’s Redwood City, California leases each contain options to extend the terms of such leases for an additional five years as well as tenant improvement allowances that could total as much as $214,000 to the extent utilized by November 2019.

Rental expense under operating lease agreements amounted to $6.2 million, $6.3 million and $5.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Future non‑cancelable commitments under these operating leases at December 31, 2018 were as follows:

Annual
Payments
(In thousands)
Years Ending December 31,
2019	$6,831
2020	7,161
2021	4,911
2022	4,173
2023	1,081
2024 and thereafter	—
Total minimum payments	$24,157

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

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 10. Capital Stock

Common Stock

As of December 31, 2018, the Company had 36,407,287 shares of common stock outstanding. Shares of common stock reserved for future issuance as of December 31, 2018 were as follows:

Number of
Shares
(In thousands)
Shares to be issued upon exercise of outstanding stock options and vesting of RSUs	3,926
Shares available for future stock option and RSU grants, settlement of employee stock purchase plan (ESPP) and restricted stock to be issued to outside directors in lieu of director fees	4,152
Shares of common stock reserved for future issuance	8,078

Treasury Stock

In December 2012, the Company entered into an accelerated share repurchase agreement with a financial institution to repurchase $30.1 million of its common stock on an accelerated basis. The shares of common stock repurchased under the agreement were 984,074 and 77,257 during the year ended December 31, 2012 and 2013, respectively. The average purchase price of the Company’s common stock from the accelerated share repurchase program was $28.27 per share.

Note 11. Stock‑Based Compensation

2005 Stock Incentive Plan

On September 8, 2005, the Board of Directors approved the 2005 Stock Incentive Plan (the “2005 Plan”), which was later approved by the Company’s stockholders. Pursuant to the 2005 Plan, stock options, restricted shares, stock units, including RSUs, and stock appreciation rights may be granted to employees, consultants, and outside directors of the Company. Options granted may be either incentive stock options or nonstatutory stock options. The Company initially reserved 5,000,000 shares of the Company’s common stock for issuance under the 2005 Plan, effective upon the closing of the Company’s initial public offering on October 4, 2005. On June 8, 2009, the Company’s stockholders approved an amendment to the 2005 Plan to increase the shares reserved for issuance under the 2005 Plan by 3,980,000 shares. On June 9, 2016, the Company’s stockholders approved an amendment to the amended and restated 2005 Plan to increase the shares reserved for issuance under the 2005 Plan by 1,500,000 shares. On June 15, 2017, the Company’s stockholders approved an amendment to the amended and restated 2005 Plan to increase the shares reserved for issuance under the 2005 Plan by 1,500,000 shares. On June 6, 2018 the Company’s stockholders approved an amended and restated 2005 Plan to increase the shares reserved for issuance under the 2005 Plan by 1,000,000 sharers and as of the restatement date, that each RSU or award be counted as 1.9 shares against the aggregate share limit. The amended and restated plan also extends the term under which awards may be granted under the 2005 Plan until March 18, 2024. As of December 31, 2018, a total of 2,954,000 shares remain available for future grant under the 2005 Plan.

Stock Option Activity

Stock options are governed by stock option agreements between the Company and recipients of stock options. Incentive stock options may be granted under the 2005 Plan at an exercise price of not less than 100% of the fair market value of the common stock on the date of grant, determined by the Compensation Committee of the Board of Directors. Nonstatutory stock options may be granted under the 2005 Plan at an exercise price of not less than 85% of the fair market value of the common stock on the date of grant, determined by the Compensation Committee of the Board of Directors. Options become exercisable and expire as determined by the Compensation Committee, provided that the term of incentive stock options may

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

not exceed 10 years from the date of grant. Stock option agreements may provide for accelerated exercisability in the event of an optionee’s death, disability, or retirement or other events.

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

The following table summarizes option activity for the year ended December 31, 2018:

			Weighted-Average
	Outstanding Options		Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic
	Shares	Exercise Price	Life	Value
	(In thousands)		(In years)	(In thousands)
Balance at December 31, 2017	3,460	$26.42
Options granted	667	$35.12
Options exercised	(907)	$23.42
Options forfeited	(137)	$29.79
Options expired	—	$25.59
Balance at December 31, 2018	3,083	$29.03	6.3	$109,074
Exercisable at December 31, 2018	1,983	$27.42	5.0	$73,341
Vested and expected to vest at December 31, 2018	3,016	$28.97	6.2	$106,871

The total intrinsic value of stock options exercised during the years ended December 31, 2018, 2017 and 2016 was $29.5 million, $8.0 million and $5.6 million, respectively. The total fair value of stock options vested during the years ended December 31, 2018, 2017 and 2016 was $6.9 million, $6.2 million and $5.3 million, respectively.

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

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

A following table summarizes RSU activity for the year ended December 31, 2018:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
	(In thousands)
Balance at December 31, 2017	964	$28.25
RSUs granted	544	$34.78
RSUs vested	(437)	$28.67
RSUs cancelled	(228)	$30.25
Balance at December 31, 2018	843	$31.70

The weighted-average per share grant date fair values of RSUs were $34.78,  $28.35 and $27.50 during the years ended December 31, 2018, 2017 and 2016, respectively.  The fair value of RSUs vested were $15.5 million, $12.0 million and $8.6 million for the year ended December 31, 2018, 2017 and 2016, respectively.

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

There were no PVRSU activities during the years ended December 31, 2018 and 2017. The weighted-average per share grant date fair values of PVRSUs was $28.09 during the year ended December 31, 2016.  The fair value of PVRSUs vested was $163,000 during the year ended December 31, 2016.

Restricted Stock in Lieu of Directors’ Fees

Outside members of the Company’s Board of Directors may elect to receive fully‑vested restricted stock in lieu of cash compensation for services as a director. During the years ended December 31, 2018, 2017 and 2016, the Company issued 4,755, 6,375, and 6,970 shares of restricted stock, respectively, to outside directors, with vesting date fair values of $200,000 for each of the years, and a weighted‑average grant date fair value of $41.97,  $31.33, and $28.65 per share, respectively.

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

December 31, 2018

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

A total of 1,250,000 shares of common stock were initially reserved for issuance under the ESPP. On June 15, 2017 the Company’s stockholders approved an amendment to the ESPP to increase the shares reserved for issuance under the ESPP by 1,250,000 shares. As of December 31, 2018, a total of 1,197,627 shares were available for issuance under the ESPP. During 2018, 2017 and 2016, 171,086,  210,880 and 226,303 shares were issued under the ESPP, respectively.

As of December 31, 2018, there was $941,000 of unrecognized compensation expense related to the ESPP, which is expected to be recognized over a period of five months.

Employee Stock‑Based Compensation Expense

Stock-based compensation is recognized as expense over the requisite service periods in the consolidated statements of operations using the straight-line expense attribution approach for stock options and RSUs, and using a graded vesting expense attribution approach for PV stock options and PVRSUs. The Company recognized employee stock‑based compensation expense of $21.1 million, $20.3 million and $18.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. Employee stock‑based compensation expense was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Employee stock‑based compensation expense includes expense related to stock options granted to outside directors of the Company as well as stock purchased under the ESPP.

As of December 31, 2018, unrecognized compensation expense related to unvested stock options and RSUs net of estimated forfeitures was $10.9 million and $15.8 million, respectively. The Company expects to recognize these expenses for unvested stock options and RSUs over a weighted‑average period of 1.8 years, respectively. There was no unrecognized compensation expense related to unvested PV stock options and PVRSUs.

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

December 31, 2018

zero as it has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future. The weighted‑average fair values and assumptions used in calculating such values during each fiscal year are as follows:

	Year Ended December 31,
	2018	2017	2016
Expected volatility:
Stock options	39%	40%	44%
ESPP	36%	33%	44%
Risk-free interest rate:
Stock options	2.60%	2.01%	1.36%
ESPP	1.87%	0.91%	0.47%
Expected life in years:
Stock options	6.29	6.22	6.10
ESPP	0.50	0.50	0.50
Weighted-average fair value:
Stock options	$14.99	$11.83	$11.73
ESPP	$9.70	$7.16	$7.35

Note 12. Segment Information

The Company operates in one business segment, which primarily focuses on the development and global commercialization of genomic‑based clinical laboratory services that analyze the underlying biology of cancer, allowing physicians and patients to make individualized treatment decisions. The Company’s Oncotype DX breast, colon and prostate cancer tests have similar economic and other characteristics, including the nature of the products and production processes, type of customers, distribution methods and regulatory environment. As of December 31, 2018, the majority of the Company’s product revenues have been derived from sales of one product, the Oncotype DX breast cancer test.

The Company adopted the requirements of Topic 606 on January 1, 2018 using the modified retrospective method, therefore there is a lack of comparability to the prior periods presented. See Recently Adopted Accounting Pronouncements in Note 1  “Organization and Summary of Significant Accounting Policies” and Note 2 “Revenues”  for additional information.

The following table summarizes total revenue from customers by geographic region. Product revenues are attributed to countries based on ship‑to location.

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
United States	$334,682	$287,662	$281,077
Outside of the United States	59,429	53,088	46,791
Total revenues	$394,111	$340,750	$327,868

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Note 13. Income Taxes

The components of the Company’s income (loss) before income taxes were as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Domestic	$23,531	$(5,404)	$(14,676)
Foreign	3,393	3,051	2,138
Total income (loss) before income taxes	$26,924	$(2,353)	$(12,538)

The components of the Company’s income tax expense were as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Current expense (benefit):
Federal	$—	$(140)	$18
State	106	31	67
Foreign	861	792	569

Deferred tax expense:
Federal	—	792	702
State	—	29	25
Foreign	280	—	—
Total income tax expense	$1,247	$1,504	$1,381

The income tax expense differs from the amount computed by applying the statutory federal income tax rate as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Federal tax at statutory rate	$5,654	$(824)	$(4,388)
Stock-based compensation	(5,173)	(687)	867
Non-deductible meals and entertainment	488	534	530
Net operating losses (used) not used	(2,739)	1,846	3,705
Tax effect on available-for-sale securities	—	792	702
Impact of foreign earnings	2,321	185	—
Foreign tax	428	(279)	(179)
Federal AMT refundable credit	—	(122)	—
State tax, net of federal benefit	84	39	68
Other	184	20	76
Total income tax expense	$1,247	$1,504	$1,381

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2018	2017
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$29,620	$34,450
Stock-based compensation	8,120	8,120
Research tax credits	23,220	21,710
Fixed assets	280	690
Accrued compensation	4,990	3,070
Other	7,400	7,150
Total deferred tax assets before valuation allowance	73,630	75,190
Valuation allowance	(73,630)	(75,190)
Total deferred tax assets	—	—
Deferred tax liabilities:
Other	(280)	—
Total deferred tax liabilities	(280)	—
Net deferred tax liabilities	$(280)	$—

Based on all available objective evidence, the Company believes that it is more likely than not that its deferred tax assets will not be fully realizable. Accordingly, the Company recorded a valuation allowance against all of its deferred tax assets as of both December 31, 2018 and 2017. The Company will continue to maintain a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. The net valuation allowance increased (decreased) by $(1.6) million, $(12.8) million and $6.1 million during the years ended December 31, 2018, 2017 and 2016, respectively.

As of December 31, 2018, the Company had federal and state net operating loss carryforwards of approximately $135.0 million and $60.1 million, respectively, and federal and state research and development tax credit carryforwards of approximately $16.4 million and $15.8 million, respectively. The federal net operating loss and federal tax credit carryforwards will expire at various dates beginning in 2021. The state net operating loss carryforwards begin to expire in 2019 if not utilized. The state tax credit carryforwards have no expiration date. None of the net operating loss and tax credit carryforwards are subject to the limitations imposed by Sections 382 and 383 of the Internal Revenue Code.

The Company had $6.4 million, $2.4 million and $2.1 million of unrecognized tax benefits as of December 31, 2018, 2017 and 2016, respectively. The unrecognized tax benefits are primarily research tax credits for all years. The following table summarizes the activity related to unrecognized tax benefits:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Balance at January 1	$2,409	$2,078	$2,847
Increase (decrease) related to prior year tax positions	3,047	—	(1,076)
Increase related to current year tax positions	985	331	307
Balance at December 31	$6,441	$2,409	$2,078

The Company performed an analysis on qualifying research expenditures during 2018 and determined an increase in unrecognized tax benefits related to prior year tax positions was necessary. Unrecognized tax benefits may change during the

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

next twelve months for items that arise in the ordinary course of business. The Company does not anticipate a material change to its unrecognized tax benefits over the next twelve months that would affect the Company’s effective tax rate.

Accrued interest and penalties related to unrecognized tax benefits are recognized as part of the Company’s income tax provision in its consolidated statements of operations. For the year ended December 31, 2018, 2017 and 2016, the Company recognized $9,500,  $8,800 and $8,000 in interest and penalties, respectively, related to unrecognized tax benefits.

The Company files federal, state and foreign income tax returns in many jurisdictions in the United States and abroad. The statute of limitations remains open for the years 2001 through 2018 in U.S. federal and state jurisdictions, and for the years 2013 through 2018 in foreign jurisdictions. Fiscal years outside the normal statute of limitations remain open to audit by tax authorities due to tax attributes generated in early years which have been carried forward and may be audited in subsequent years when utilized.

On December 22, 2017, the 2017 Tax Cut and Jobs Act “the Act” was enacted into law and the new legislation contains several key tax provisions, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. The Company is required to recognize the effect of the tax law changes in the period of enactment, such as determining the estimated transition tax, re-measuring its U.S. deferred tax assets and liabilities at a 21% rate as well as reassessing the net realizability of its deferred tax assets and liabilities. The one-time transition tax does not generate a tax liability as the deemed distribution is offset by tax attributes. The provisional amount related to the re-measurement of the Company’s deferred tax balance was estimated to be a reduction of approximately $31.4 million at December 31, 2017. Due to the corresponding valuation allowance fully offsetting deferred taxes, there was no income statement impact.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation was yet to be issued, the Company’s accounting of the transition tax and deferred tax re-measurements was incomplete as of December 31, 2017. The Company filed its 2017 Federal corporate income tax return in the fourth quarter of 2018. The Company’s final analysis and impact of the Act is reflected in the tax provision and related tax disclosures for the year ended December 31, 2018. There was a net decrease of approximately $0.6 million to the originally estimated $31.4 million remeasurement of deferred tax assets. The Company considers the $0.6 million true-up to be an immaterial change in estimate which has been reflected within the measurement period in accordance with SAB 118. Of the $0.6 million, $0.3 million had no impact on the income statement or balance sheet due to the corresponding valuation allowance offsetting deferred taxes. The remaining $0.3 million increased tax expense with a corresponding increase in the deferred tax liability.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provision of the Act. The GILTI provisions imposes a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or treating any taxes on GILTI inclusions as a period cost are both acceptable methods subject to an accounting policy election. The Company has elected to treat any taxes on GILTI inclusions as a period cost.

Note 14. Restructuring

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

In March 2018, the Company recorded charges of $8.5 million consisting of $4.8 million in non-cash asset impairments and $3.7 million in employee separation charges, all of which were recorded as operating expenses in the

GENOMIC HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018

consolidated statements of operations. During the second quarter of 2018, the Company recorded an additional separation charge of $69,000 and adjustments to reduce non-cash asset impairments for $80,000.  Of the $3.7 million of employee separation charges, the Company paid all of the employee separation charges during 2018.

There were no restructuring costs during the years ended December 31, 2017 and 2016.

Note 15. Selected Quarterly Financial Data (Unaudited)

The following table contains selected unaudited consolidated statement of operations information for each of the quarters in 2018 and 2017. The Company believes that the following information reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Quarter Ended	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share data)
2018:
Total revenues	$92,625	$95,619	$101,258	$104,609
Product revenues	92,625	95,619	101,258	104,609
Cost of product revenues	18,733	14,383	15,518	15,692
Net income (loss)	(3,775)	8,317	12,225	8,910
Basic net income (loss) per common share	$(0.11)	$0.23	$0.34	$0.25
Diluted net income (loss) per common share	$(0.11)	$0.23	$0.32	$0.23
2017:
Total revenues	$83,979	$85,487	$83,821	$87,463
Product revenues	83,979	85,487	83,821	87,164
Cost of product revenues	13,672	13,798	13,433	13,814
Net income (loss)	(806)	(2,739)	(2,191)	1,879
Basic net income (loss) per common share	$(0.02)	$(0.08)	$(0.06)	$0.05
Diluted net income (loss) per common share	$(0.02)	$(0.08)	$(0.06)	$0.05

The quarterly increases in product revenues during 2018 and 2017 were primarily attributable to increased adoption of the Oncotype DX breast and Oncotype DX prostate cancer tests by physicians, international expansion, increased revenues recorded on an accrual basis (in 2017), and increased reimbursement for these tests by third‑party payors. The Company adopted the requirements of Topic 606 on January 1, 2018 using the modified retrospective method, therefore there is a lack of comparability in the quarterly 2018 and 2017 Total revenues and Product revenues presented. See Recently Adopted Accounting Pronouncements in Note 1  “Organization and Summary of Significant Accounting Policies” and Note 2 “Revenues”  for additional information.

Per share amounts for the quarters and full year have been calculated separately. Accordingly, quarterly amounts may not add up to the annual amount because of differences in the weighted‑average common shares outstanding during each period, due primarily to the effect of the Company’s issuing shares of its common stock during the year.

Except for the quarters ended December 31, 2017, June 30, 2018, September 30, 2018 and December 31, 2018, basic and diluted net loss per common share were identical as potential common shares were excluded from the calculation because their effects were anti‑dilutive.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining internal control over our financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013 Framework). Based on the assessment using those criteria, our management concluded that, as of December 31, 2018 our internal control over financial reporting was effective. Our independent registered public accounting firm, Ernst & Young LLP, audited the effectiveness of our internal control over financial reporting. Their report appears below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Genomic Health, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Genomic Health, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Genomic Health, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated February 28, 2019 expressed an unqualified opinion thereon.

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

February 28, 2019

ITEM 9B.  Other Information.

None

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item with respect to directors is incorporated by reference from the information under the caption “Election of Directors” contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2019 Annual Meeting of Stockholders to be held on June 13, 2019, or Proxy Statement. Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

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

The following schedule is filed as part of this Form 10‑K:

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2018, 2017, and 2016.

SCHEDULE II

GENOMIC HEALTH, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2018, 2017 and 2016

	Balance at			Balance at
	Beginning of			End of
	Period	Expenses	Deductions	Period
	(In thousands)
Allowance for Doubtful Accounts:
Year ended December 31, 2018	$3,884	$—	$3,884	$—
Year ended December 31, 2017	$4,508	$6,554	$7,178	$3,884
Year ended December 31, 2016	$3,988	$7,654	$7,134	$4,508

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

3	(ii)	Amended and Restated Bylaws of the Company, as amended January29, 2019 (incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8‑K filed on February 1, 2019).
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

Exhibit No.		Description of Document

10.2.1	#	Amended and Restated Genomic Health, Inc. 2005 Stock Incentive Plan (incorporated by reference filed together with the Company’s definitive proxy statement on Schedule 14A, filed April 27, 2018.
10.2.2	#

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

10.3	#	Genomic Health, Inc. Employee Stock Purchase Plan (incorporated by reference to exhibit 10.1 filed with the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended June 30, 2011).
10.4	#	Genomic Health, Inc. Executive Cash Bonus Plan (incorporated by reference to exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014).
10.5	#

Genomic Health, Inc. Severance Plan for Executive Management, as amended (incorporated by reference to exhibit 10.5 filed with the Company’ Annual Report on Form 10‑K for the year ended December 31, 2017).

10.5.1	#

Genomic Health, Inc. Severance Plan for Executive Management, International Version (incorporated by reference to exhibit 10.5 filed with the Company’ Annual Report on Form 10‑K for the year ended December 31, 2017).

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

10.12	#	Genomic Health, Inc. Deferred Compensation Plan (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017).
21.1	*	List of Subsidiaries.
23.1	*	Consent of Independent Registered Public Accounting firm.
24.1	*	Power of Attorney (see the signature page of this Form 10‑K).
31.1	*	Rule 13a‑14(a) Certification of Chief Executive Officer.
31.2	*	Rule 13a‑14(a) Certification of the Chief Financial Officer.
32.1	**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes‑Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes‑Oxley Act of 2002 (18 U.S.C. Section 1350).
101

The following materials from Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL), includes: (i) Consolidated Balance Sheets at December 31, 2018 and 2017, (ii) Consolidated Statements of Income for the three years ended December 31, 2018, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three years ended December 31, 2018, 2017 and 2016, (iv) Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2018, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the three years ended December 31, 2018, 2017, and 2016, and (vi) Notes to Consolidated Financial Statements.

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

Date: February 28, 2019

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

Signature	Title	Date

/s/ KIMBERLY J. POPOVITS Kimberly J. Popovits	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 28, 2019

/s/ G. BRADLEY COLE G. Bradley Cole	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2019

/s/ FELIX J. BAKER Felix J. Baker	Director	February 28, 2019

/s/ JULIAN C. BAKER Julian C. Baker	Director	February 28, 2019

/s/ FRED E. COHEN, M.D., D. PHIL Fred E. Cohen, M.D., D. Phil.	Director	February 28, 2019

/s/ HENRY J. FUCHS, M.D. Henry J. Fuchs, M.D.	Director	February 28, 2019

/s/ GINGER L. GRAHAM Ginger L. Graham	Director	February 28, 2019

/s/ GEOFFREY M. PARKER Geoffrey M. Parker	Director	February 28, 2019