Form 10-Q
period 2019-03-31
GENOMIC HEALTH INC
filed 2019-05-09
CIK 1131324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐



Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	GHDX	The Nasdaq Stock Market LLC

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 37,072,397 as of April 30, 2019.

GENOMIC HEALTH, INC.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

GENOMIC HEALTH, INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$101,406	$61,645
Short-term marketable securities	104,551	148,149
Accounts receivable	59,248	51,531
Prepaid expenses and other current assets	15,446	13,511
Total current assets	280,651	274,836
Property and equipment, net	39,913	39,532
Operating lease right-of-use assets	53,295	—
Long-term marketable securities	—	4,066
Other assets	18,931	15,938
Total assets	$392,790	$334,372
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,290	$8,849
Accrued compensation and employee benefits	22,039	34,457
Accrued expenses and other current liabilities	13,404	15,870
Current portion of operating lease liabilities	4,495	—
Other current liabilities	258	600
Total current liabilities	49,486	59,776

Operating lease liabilities	53,482	—
Other liabilities	1,941	4,436
Commitments and contingencies
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	511,265	506,679
Accumulated other comprehensive income (loss)	49	(87)
Accumulated deficit	(193,326)	(206,325)
Treasury stock, at cost	(30,110)	(30,110)
Total stockholders’ equity	287,881	270,160
Total liabilities and stockholders’ equity	$392,790	$334,372

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Product revenues	$108,757	$92,625
Contract revenues	12	—
Total revenues	108,769	92,625
Operating expenses:
Cost of product revenues	17,008	18,733
Research and development	15,054	16,807
Selling and marketing	45,348	41,755
General and administrative	19,820	19,718
Total operating expenses	97,230	97,013
Income (loss) from operations	11,539	(4,388)
Interest income	1,151	417
Unrealized gain on equity securities	449	127
Other income, net	127	309
Income (loss) before income taxes	13,266	(3,535)
Income tax expense	267	240
Net income (loss)	$12,999	$(3,775)
Basic net income (loss) per share	$0.35	$(0.11)
Diluted net income (loss) per share	$0.34	$(0.11)
Shares used in computing basic net income (loss) per share	36,719	35,198
Shares used in computing diluted net income (loss) per share.	38,764	35,198

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net income (loss)	$12,999	$(3,775)
Other comprehensive income (loss):
Unrealized gain (loss), net, on available-for-sale marketable securities, net of tax of $0 for the three months ended March 31, 2019 and 2018, respectively	136	(34)
Comprehensive income (loss)	$13,135	$(3,809)

See accompanying notes.

GENOMIC HEALTH, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

				Accumulated
			Additional	Other		Treasury	Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stock	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	at Cost	Equity
Balance at December 31, 2018	36,407	$3	$506,679	$(87)	$(206,325)	$(30,110)	$270,160
Issuance of common stock upon exercise of stock options for cash and vesting of restricted stock units, net of taxes	645	—	(1,745)	—	—	—	(1,745)
Issuance of restricted stock to directors in lieu of fees	1	—	50	—	—	—	50
Stock-based compensation expense related to employee stock options, restricted stock units and employee stock purchase plan	—	—	6,281	—	—	—	6,281
Net income	—	—	—	—	12,999	—	12,999
Unrealized gain on investments, net of tax	—	—	—	136	—	—	136
Balance at March 31, 2019	37,053	$3	$511,265	$49	$(193,326)	$(30,110)	$287,881

Balance at December 31, 2017	35,049	$3	$464,637	$(294)	$(245,945)	$(30,110)	$188,291
Cumulative effect of change in accounting policies (1)				180	13,943		14,123
Issuance of common stock upon exercise of stock options for cash and vesting of restricted stock units, net of taxes	307	—	(3,449)	—	—	—	(3,449)
Issuance of restricted stock to directors in lieu of fees	1	—	50	—	—	—	50
Stock-based compensation expense related to employee stock options, restricted stock units and employee stock purchase plan	—	—	5,186	—	—	—	5,186
Net loss	—	—	—	—	(3,775)	—	(3,775)
Unrealized loss on investments, net of tax	—	—	—	(34)	—	—	(34)
Balance at March 31, 2018	35,357	$3	$466,424	$(148)	$(235,777)	$(30,110)	$200,392

(1)

Effective January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10) and ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and subsequent related updates

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Operating activities
Net income (loss)	$12,999	$(3,775)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,412	3,155
Employee stock-based compensation	6,281	5,186
Write-off of previously capitalized software costs	—	2,368
Impairment of long-lived assets	—	2,154
Loss on disposal of property and equipment	709	—
Outside director restricted stock awarded in lieu of fees	50	50
Gain on sale of corporate debt securities	(13)	—
Discount on convertible promissory note	—	(62)
Unrealized net gain on revaluation of equity investments	(449)	(127)
Changes in assets and liabilities:
Accounts receivable	(7,717)	(1,283)
Prepaid expenses and other assets	(3,136)	(786)
Accounts payable	(563)	4,591
Accrued compensation and employee benefits	(12,418)	(3,040)
Accrued expenses and other liabilities	(2,703)	(2,151)
Deferred revenues	(121)	—
Net cash (used in) provided by operating activities	(3,669)	6,280
Investing activities
Purchases of property and equipment	(2,978)	(2,236)
Purchases of marketable securities	(39,991)	(24,043)
Maturities of marketable securities	64,887	20,019
Proceeds from sales of corporate debt securities	23,305	—
Net cash provided by (used in) investing activities	45,223	(6,260)
Financing activities
Proceeds from issuance of common stock under stock plans	9,873	1,152
Withholding taxes related to restricted stock units net share settlement	(11,618)	(4,601)
Payments on finance lease liabilities	(51)	—
Net cash used in financing activities	(1,796)	(3,449)
Net increase (decrease) in cash, cash equivalents and restricted cash	39,758	(3,429)
Cash, cash equivalents and restricted cash at the beginning of period	61,917	45,708
Cash, cash equivalents and restricted cash at the end of period	$101,675	$42,279
Non-cash investing and financing activities
Accrued purchases of property and equipment	$2,411	$533
Change in fair value of investments	$449	$200

See accompanying notes.

GENOMIC HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. The Company had two wholly-owned subsidiaries at March 31, 2019: Genomic Health International Holdings, LLC, which was established in Delaware in 2010 and supports the Company’s international sales and marketing efforts; and Oncotype Laboratories, Inc., which was established in 2012, and is inactive. Genomic Health International Holdings, LLC has eight wholly-owned subsidiaries. The functional currency for the Company’s wholly-owned subsidiaries incorporated outside the United States is the U.S. dollar. All significant intercompany balances and transactions have been eliminated.

The Company assesses whether it is the primary beneficiary of a variable interest entity (“VIE”) at the inception of the arrangement and at each reporting date. This assessment is based on the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the Company’s obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company continuously performs this assessment, as changes to existing relationships or future transactions may result in the consolidation or deconsolidation of a VIE.

Basis of Presentation and Use of Estimates

The accompanying interim period condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated balance sheet as of March 31, 2019, condensed consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the three months ended March 31, 2019 and 2018 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2018 has been derived from audited financial statements, but it does not include certain information and notes required by GAAP for complete consolidated financial statements.

The preparation of financial statements in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures in the Company’s condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

The accompanying interim period condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

During the first quarter of 2019, the Company adopted new accounting guidance related to leases which is described below. There have been no other significant changes in the Company’s accounting policies during the three months ended March 31, 2019 as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended December 31, 2018.

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

The Company is also subject to credit risk from its accounts receivable related to its product sales. The majority of the Company’s accounts receivable arise from product sales in the United States. Reimbursement on behalf of patients covered by Medicare accounted for 24% of the Company’s product revenues for the three months ended March 31, 2019 and 26% for the three months ended March 31, 2018. Accounts receivable on behalf of patients directly covered by Medicare represented 17% of the Company’s total accounts receivable at March 31, 2019 and December 31, 2018. No other third party payor represented more than 10% of the Company’s product revenues or accounts receivable balances for these periods.

Non-Marketable Investments

The carrying values of the Company’s non-marketable equity securities without readily determinable market values are initially measured at cost and adjusted to fair value for observable transactions for identical or similar investments of the same issuer or impairment. All gains and losses on non-marketable equity securities, realized and unrealized, are recognized in other income (expense), net.

As of March 31, 2019 and December 31, 2018, the carrying value of the preferred stock of Epic Sciences, Inc. (“Epic Sciences”) was $10.8 million. The Company did not adjust the carrying value of the preferred stock during the three months ended March 31, 2019 and 2018.

The preferred stock of Epic Sciences is classified within Level 3 in the fair value hierarchy because the Company estimated the value utilizing an option pricing model that considered the most recent observable transaction and other unobservable inputs including volatility and long-term plans of Epic Sciences. The preferred stock represents a variable interest in the investee. The Company has concluded it is not the primary beneficiary and thus has not consolidated the investee pursuant to the requirements of FASB ASC 810, Consolidation. Additionally, as the Company does not have the ability to exercise significant influence, the equity method was not used to account for the investment.

Derivative Financial Instruments

The Company hedges a portion of its foreign currency exposure related to outstanding monetary assets and liabilities using foreign currency forward contracts. The foreign currency forward contracts, included in prepaid and other current assets or in accrued liabilities, depending on the contracts’ net position, the Company uses to hedge the exposure are not designated as hedges, and as a result, changes in their fair value of $42,000 for the three month ended March 31, 2019 are recorded in other income (expense). As of March 31, 2019 and December 31, 2018, the Company had foreign currency forward contracts with notional amounts of $15.3 million and $17.1 million, respectively.

Impairment of Long Lived Assets

The Company reviews long lived assets, which include property and equipment, intangible assets and investments in privately held companies, for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. For property and equipment and intangible assets, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using undiscounted cash flows. For investments in non-marketable equity securities, evidence of impairment might include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. If the fair value of the investment is determined to be less than the carrying value, the asset is written down to its fair value. During the three months ended March 31, 2018, the Company wrote off $2.2 million and $2.4 million of previously capitalized equipment and software development costs, respectively, due to disposal activities. There was no impairment of long lived assets during the three months ended March 31, 2019.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new guidance requires lessees to recognize a right-of-use asset and a lease liability for almost all leases on the balance sheet. The Company adopted the new standard as of January 1, 2019 using a modified retrospective approach and did not restate comparative periods.  The Company elected the package of practical expedients permitted under the transition guidance, which allowed the Company to carryforward the assessment of whether its contracts contain or are leases, classification of its leases and remaining lease terms. The Company also elected to combine its lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the condensed statements of operation on a straight-line basis over the lease term. Based on the Company’s portfolio of leases as of December 31, 2018, the adoption of ASU 2016-02 on January 1, 2019 resulted in the recognition of operating lease right-of-use (“ROU”) assets of $17.9 million and lease liabilities of $22.5 million, of which $6.1 million was recorded as current portion of operating lease liabilities, and the elimination of $4.5 million of straight-line lease liabilities, of which $1.1 million was recorded as accrued expenses and other current liabilities. There was no material impact to its condensed consolidated statements of operations. See Note 7 “Commitments and Contingencies” for additional information and disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

The following table presents the Company’s product revenues disaggregated by revenue source:

	Three Months Ended
	March 31,
	United States	Outside of the United States	Total
2019	(In thousands)
Invasive breast cancer test	$79,794	$17,574	$97,368
Prostate cancer test	8,511	79	8,590
Other	2,701	98	2,799
Total product revenues	91,006	17,751	108,757
Contract revenues	12	—	12
Total revenues	$91,018	$17,751	$108,769

2018
Invasive breast cancer test	$70,931	$13,620	$84,551
Prostate cancer test	5,806	34	5,840
Other	2,130	104	2,234
Total revenues	$78,867	$13,758	$92,625

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

	Three Months Ended
	March 31,
	2019	2018
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$12,999	$(3,775)
Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic net income (loss) per share	36,719	35,198
Effect of dilutive securities:
Options to purchase common stock	1,592	—
Restricted stock units	453	—
Total	2,045	—
Weighted-average shares of common stock outstanding used in the calculation of diluted net income (loss) per share	38,764	35,198
Basic net income (loss) per share	$0.35	$(0.11)
Diluted net income (loss) per share	$0.34	$(0.11)

The Company excluded stock awards of 367,000 for the three months ended March 31, 2019 from the computation of diluted net income per share because their effect was anti-dilutive.

The Company excluded potentially dilutive stock awards of 790,000 for the three months ended March 31, 2018 from the computation of diluted net loss per share because their effect was anti-dilutive.

Note 4.  Cash and Cash Equivalents, Restricted Cash, and Marketable Securities

The following tables set forth the Company’s cash and cash equivalents, restricted cash, and marketable securities as of the dates indicated:

	March 31,	December 31,
	2019	2018
	(In thousands)
Cash, cash equivalents, and restricted cash
Cash	$97,728	$49,046
Money market deposits	3,129	10,364
Commercial paper	549	2,235
Restricted cash (1)	269	272
Total cash, cash equivalents and restricted cash	101,675	61,917
Marketable securities
Commercial paper	37,281	70,162
Corporate debt securities	63,810	78,981
Corporate equity securities	3,460	3,072
Total marketable securities	104,551	152,215
Total cash and cash equivalents, restricted cash and marketable securities	$206,226	$214,132

(1)	Restricted cash is included in Other assets on the consolidated balance sheet.

The following tables summarize the Company’s available-for-sale securities that are measured at fair value as of the dates indicated:

	March 31, 2019
	Cost or	Gross	Gross	Total
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Commercial paper	$37,824	$7	$(1)	$37,830
Corporate debt securities	63,767	47	(4)	63,810
Total	$101,591	$54	$(5)	$101,640

	December 31, 2018
	Cost or	Gross	Gross	Total
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Commercial paper	$72,455	$—	$(58)	$72,397
Corporate debt securities	79,009	18	(46)	78,981
Total	$151,464	$18	$(104)	$151,378

The following table provides the breakdown of the available-for-sale marketable securities with unrealized losses as of the dates indicated:

	In a Loss Position for
	Less Than 12 Months
	Gross
	Unrealized	Estimated
	Losses	Fair Value
	(In thousands)
As of March 31, 2019:
Commercial paper	$(1)	$17,657
Corporate debt securities	(4)	19,163
Total	$(5)	$36,820
As of December 31, 2018:
Commercial paper	$(58)	$59,423
Corporate debt securities	(46)	37,608
Total	$(104)	$97,031

The following table provides the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	March 31, 2019		December 31, 2018
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Due in one year or less	$101,591	$101,640	$147,398	$147,312
Due in more than one year but less than five years	—	—	4,066	4,066
Total	$101,591	$101,640	$151,464	$151,378

Marketable Equity Securities

In December 2017, the Company invested €3.4 million or $4.0 million in 270,000 shares of the common stock of Biocartis N.V. (Biocartis), a public company listed on the Euronext exchange. This corporate equity security investment was accounted for as an available-for-sale marketable security and valued at €3.1 million or $3.5 million and €2.7 million or $3.1 million at March 31, 2019 and December 31, 2018, respectively. During the three months ended March 31, 2019, the Company recorded an increase in fair value of $449,000 and a foreign currency revaluation loss of $61,000, in other income, net for the three months ended March 31, 2019, respectively. During the three months ended March 31, 2018, the Company recorded an increase in fair value of $127,000 and a foreign currency revaluation gain of $139,000, in other income, net.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis at either March 31, 2019 or December 31, 2018. The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018 by level within the fair value hierarchy:

	Actively Quoted	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance at
	Assets	Inputs	Inputs	March 31,
	Level 1	Level 2	Level 3	2019
	(In thousands)
As of March 31, 2019:
Assets
Money market deposits	$3,129	$—	$—	$3,129
Commercial paper	—	37,830	—	37,830
Corporate debt securities	—	63,810	—	63,810
Corporate equity securities	3,460	—	—	3,460
Foreign exchange derivative instruments		212		212
Total	$6,589	$101,852	$—	$108,441

	Actively Quoted	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance at
	Assets	Inputs	Inputs	December 31,
	Level 1	Level 2	Level 3	2018
	(In thousands)
As of December 31, 2018:
Assets
Money market deposits	$10,364	$—	$—	$10,364
Commercial paper	—	72,397	—	72,397
Corporate debt securities	—	78,981	—	78,981
Corporate equity securities	3,072	—	—	3,072
Total	$13,436	$151,378	$—	$164,814
Liabilities
Foreign exchange derivative instruments	$—	$135	—	$135
Total	$—	$135	$—	$135

The Company’s commercial paper and corporate debt securities are classified as Level 2 as they are valued using multi-dimensional relational pricing models that use observable market inputs, including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data. Not all inputs listed are available for use in the evaluation process on any given day for each security evaluation. In addition, market indicators and industry and economic events are monitored and may serve as a trigger to acquire further corroborating market data. The Company’s corporate equity securities are classified as Level 1. There were no transfers between Level 1 and Level 2 categories during the three months March 31, 2019.

Note 6.  Collaboration and Commercial Technology Licensing Agreements

The Company has entered into agreements with third parties for the development and commercialization of certain products and product candidates.

Epic Sciences

In June 2016, the Company entered into a collaboration agreement with Epic Sciences, which was superseded and replaced in March 2019 by a license agreement and laboratory services agreement with Epic Sciences, under which the Company was granted an exclusive license and distribution rights to commercialize Epic Sciences’ AR-V7 test in the United States, which is marketed under the Company’s trademark as the Oncotype DX AR-V7 Nucleus Detect test. The Company has primary responsibility, in accordance with applicable laws and regulations, for marketing and promoting the test, order fulfillment, billing and collections of receivables, claims appeals, customer support, and providing and maintaining order management systems for the test. Epic Sciences is responsible for performing all tests, performing studies, including analytic, clinical utility and clinical validation studies, and seeking Medicare coverage and a Medicare payment rate from the Centers for Medicare and Medicaid Services (“CMS”) for the test. The license and laboratory service agreement has a term of 10 years from June 2016, unless terminated earlier under certain circumstances. The Oncotype DX AR-V7 Nucleus Detect test became commercially available in February 2018. In October 2018, Palmetto GBA (“Palmetto”), the Medicare Administrative Contractor that sets Medicare coverage policies, approved coverage for the use of the Oncotype DX AR-V7 test through its final local coverage determination (“LCD”), providing initial coverage for eligible Medicare patients for dates of service on or after December 10, 2018. The Company recognizes revenues for the test performed under this arrangement and Epic Sciences receives a fee per test performed that represents the fair market value for the testing services they perform.

Under collaboration agreement, in 2016 and 2017, the Company invested $7.5 million in subordinated convertible promissory notes of Epic Sciences that converted into shares of Epic Sciences preferred stock in March 2017. The subordinated convertible promissory notes had been recognized at fair value, which the Company estimated to be approximately $7.1 million while the difference of $375,000 was deferred as of December 31, 2017 and has been recognized as an additional cost of purchases of Oncotype DX AR-V7 Nucleus Detect tests, which the Company believes would be at a discount to fair value. In June 2018, the Company invested an additional $2.5 million in Epic Sciences preferred stock.

Additional terms of the original agreement included the Company’s obligation to pay Epic Sciences $4.0 million upon achievement of certain milestones. In December 2018 and January 2019, the milestones were achieved and, the Company recorded the payments of $2.0 million for each in other assets, which are being recognized as cost of product revenue over the term of the agreement.

Biocartis

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

In December 2017, the Company purchased 270,000 ordinary shares of Biocartis at the market price of €12.50 for a total cost of €3.4 million or $4.0 million. The investment has been recognized at fair value, which the Company believes to be $3.5 million and $3.1 million at March 31, 2019 and December 31, 2018, respectively.

In September 2018, the Company extended its option to expand the collaboration to include urology, and recorded a €1.0 million, or $1.2 million, expense.

In November 2018, the Company and Biocartis signed an addendum to the license and development agreement in which the Company exercised the option to expand the collaboration to include the urology field and recorded a €2.0 million, or $2.3 million, expense. In addition, the Company obtained a right of first refusal to add an additional test, a non-invasive detection of prostate cancer in a pre-biopsy setting, and recorded a €500,000, or $575,000, expense.

Additional terms of the license and development agreement include the Company’s obligation to pay Biocartis an aggregate of €3.5 million in cash upon achievement of certain milestones and €3.0 million for the expansion of the collaboration to include additional tests in oncology and urology. In addition, the Company will pay royalties based primarily on the future sales volumes of the Company’s test performed on the Idylla platform.

Note 7.  Commitments and Contingencies

Leases

The Company has operating for office and laboratory facilities, data centers and certain equipment, some of which include options to extend for 5 years and finance leases for certain equipment. The Company's leases have remaining lease terms of 1 to 9 years. Under Topic 842, the Company determines if an arrangement is a lease at inception. ROU assets and liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date or remeasurement date in determining the present value of lease payments. The incremental borrowing rate is a hypothetical rate based on the Company’s understanding of what its credit rating was as of such date. Leases with an initial term of 12 months or less ("short-term leases") and leases deemed immaterial are not recorded on the condensed consolidated balance sheet. Certain of the Company’s lease contracts include obligations to pay for other services, such as operations and maintenance. The Company accounts for these other services as a component of the lease when related payments are fixed or vary depending on an index or a rate.

During the three months ended March 31, 2019, the Company considered that it is reasonably certain that the Company will exercise the option to extend the lease term of leases for its office and laboratory facilities in Redwood City, California. The Company included the extended term of 5 years and remeasured the ROU assets and lease liabilities for the related leases. The remeasurement resulted in the recognition of $34.0 million of ROU assets and lease liabilities.

In January 2019, the Company entered into an operating lease for an office facility and recognized ROU assets and liabilities of $2.7 million. The following table represents the Company’s ROU assets and lease liabilities and the balance sheet classification at March 31, 2019:

		March 31, 2019
Lease activity	Balance sheet classification	(In thousands)
Operating lease
Operating lease ROU assets	Operating lease right-of-use assets	$53,295
Operating lease liabilities - current portion	Current portion of operating lease liabilities	4,495
Operating lease liabilities - non-current portion	Operating lease liabilities	53,482
Total operating lease liabilities		$57,977

Finance leases
Finance lease ROU assets	Other assets	$405
Finance lease liabilities - current portion	Other current liabilities	208
Finance lease liabilities - non-current portion	Other liabilities	199
Total finance lease liabilities		$407

The following table represents lease costs and other lease information:

Three Months Ended
March 31, 2019
(In thousands)
Lease cost
Operating lease cost	$1,830
Finance lease cost:
Amortization of right-of-use assets	53
Interest on lease liabilities	5
Short-term lease cost	16
Variable lease cost	380
Total lease cost	$2,284

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,689
Operating cash flows from finance leases	5
Financing cash flows from finance leases	51

Right-of-use assets obtained in exchange for new operating lease liabilities	54,634
Right-of-use assets obtained in exchange for new finance lease liabilities	457

March 31, 2019

Weighted-average remaining lease term — operating leases	7.9 years
Weighted-average remaining lease term — finance leases	1.9 years

Weighted-average discount rate — operating leases	5.9%
Weighted-average discount rate — finance leases	4.5%

Maturities of lease liabilities were as follows:

	Operating	Finance
	lease payments	lease payments
	(In thousands)
Years Ending December 31,
2019 (remainder of year)	$5,807	$166
2020	7,795	221
2021	8,630	37
2022	8,951	—
2023	10,001	—
2024 and thereafter	32,755	—
Total lease payments	$73,939	$424
Less imputed interest	(15,962)	(17)
Total lease liabilities	$57,977	$407

Operating lease payments include $48.2 million related to options to extend lease terms that are reasonably certain of being exercised.

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

Note 8.  Stock-Based Compensation

Stock Options

The following table summarizes the activities for stock options for the three months ended March 31,2019:

			Weighted-Average
	Outstanding Options		Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic
	Shares	Exercise Price	Life	Value
	(In thousands)		(In years)	(In thousands)
Balance at December 31, 2018	3,083	$29.03
Options granted	301	$72.42
Options exercised	(413)	$23.90
Options forfeited	(32)	$41.80
Options expired	—	$—
Balance at March 31, 2019	2,939	$34.06	6.8	$106,537
Exercisable at March 31, 2019	1,809	$28.75	5.7	$74,704
Vested and expected to vest at March 31, 2019	2,852	$33.65	6.8	$104,478

Restricted Stock Units

The following table summarizes the activities for restricted stock units (“RSU”s) for the three months ended March 31, 2019:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
	(In thousands)
Balance at December 31, 2018	843	$31.70
RSUs granted	275	$75.64
RSUs vested (1)	(373)	$29.74
RSUs cancelled	(29)	$42.68
Balance at March 31, 2019	716	$49.15

(1)	Includes 140,277 shares withheld to cover taxes.

Restricted Stock in Lieu of Directors’ Fees

Outside members of the Company’s Board of Directors may elect to receive fully-vested restricted stock in lieu of cash compensation for services as a director. During the three months ended March 31, 2019, the Company issued 775 shares of restricted stock to outside directors, with a grant date fair value of $50,000 and a weighted-average grant date fair value of $64.41 per share.

Employee Stock Purchase Plan

There were no shares issued pursuant to the Employee Stock Purchase Plan (“ESPP”) during the three months ended March 31, 2019. As of March 31, 2019, there was $366,000 of unrecognized compensation expense related to the ESPP, which is expected to be recognized over a period of two months.

Employee Stock-Based Compensation Expense

The Company recognized employee stock-based compensation expense of $6.3 million and $5.2 million for the three months ended March 31, 2019 and 2018, respectively.

Note 9.  Segment Information

The Company operates in one business segment, which primarily focuses on the development and global commercialization of genomic-based clinical laboratory services that analyze the underlying biology of cancer, allowing physicians and patients to make individualized treatment decisions. The Company’s Oncotype DX breast, colon and prostate cancer tests have similar economic and other characteristics, including the nature of the products and production processes, type of customers, distribution methods and regulatory environment. As of March 31, 2019, the majority of the Company’s product revenues have been derived from sales of one product, the Oncotype DX breast cancer test.

The following table summarizes total revenue from customers by geographic region. Product revenues are attributed to countries based on ship-to location.

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
United States	$91,018	78,867
Outside of the United States	17,751	13,758
Total revenues	$108,769	$92,625

Note 10.  Income Taxes

The Company recognized income tax expense of $267,000 and $240,000 for the three months ended March 31, 2019 and 2018, respectively, which was computed using the “discrete” (or “cut-off”) method. The income tax expense for the three months ended March 31, 2019 and 2018 was primarily comprised of foreign income tax expense.

Based on all available objective evidence, the Company believes that it is more likely than not that its deferred tax assets will not be fully realized. Accordingly, the Company maintains a valuation allowance against all of its deferred tax assets as of both March 31, 2019 and December 31, 2018. The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

The Company had $6.7 million and $6.4 million of unrecognized tax benefits at March 31, 2019 and December 31, 2018, respectively. The Company does not anticipate a material change to its unrecognized tax benefits over the next 12 months that would affect its effective tax rate. Unrecognized tax benefits may change during the next 12 months for items that arise in the ordinary course of business.

Accrued interest and penalties related to unrecognized tax benefits are recognized as part of the Company’s income tax provision in its condensed consolidated statements of operations. The statute of limitations remains open for the years 2001 through 2019 in U.S. federal and state jurisdictions, and for the years 2013 through 2019 in foreign jurisdictions.

Note 11.  Restructuring

In March 2018, the Company announced its decision to no longer provide its commercial offering of Oncotype SEQ Liquid Select or any further investment in next generation sequencing (NGS) panels due to a decision to focus the Company’s efforts to develop IVD test solutions and other tests with more predictable reimbursement, higher proprietary value and better prospects for global adoption. With this shift in strategic direction, the Company announced a reduction of its workforce of approximately 10% and recorded charges of $8.5 million consisting of $4.8 million in non-cash asset impairments and $3.7 million in employee separation charges, all of which were recorded as operating expenses in the consolidated statements of operations. The Company paid all of the employee separation charges during 2018.

There were no restructuring costs during the three months ended March 31, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward looking statements. These are statements that relate to future periods and include statements about our expectation that, for the foreseeable future, a significant amount of our revenues will be derived from our Oncotype DX invasive breast cancer test; the factors that may impact our financial results; our ability to achieve sustained profitability; our business strategy and our ability to achieve our strategic goals; our expectations regarding product revenues and the sources of those revenues; the amount of future revenues that we may derive from Medicare patients or categories of patients; our belief that we may become more dependent on Medicare reimbursement in the future; our plans to pursue reimbursement on a case-by-case basis; our ability, and expectations as to the amount of time it will take, to achieve reimbursement from third-party payors and government insurance programs for new indications of tests, new tests or in new markets; the potential impact of changes in reimbursement levels for our tests; our expectations regarding our international expansion and opportunities; the potential effects of foreign currency exchange rate fluctuations and our efforts to hedge such effects; our beliefs with respect to the benefits and attributes of our tests or collaborations or tests we may seek to develop or collaborate on in the future; the factors we believe drive demand for our tests and our ability to sustain or increase such demand; our success in increasing patient and physician demand as a result of our direct sales approach and our salesforce’s capacity to sell our tests; plans for, and the timeframe for the development or commercial launch of future tests, test enhancements or new technologies; the factors that we believe will drive reimbursement and the establishment of coverage policies; the capacity of our clinical reference laboratory to process tests and our expectations regarding capacity; our dependence on collaborative relationships to develop tests and the success of those relationships; whether any additional tests will result from our collaborations or license agreements; the applicability of clinical results to actual outcomes; our estimates and assumptions with respect to disease incidence and potential market opportunities; the occurrence, timing, outcome or success of clinical trials or studies; our expectations regarding timing of the announcement or publication of research results; the benefits of our technology platform; the economic benefits of our tests to the healthcare system; the ability of our tests to impact treatment decisions; our beliefs regarding our competitive position; our expectations regarding new and future technologies, including non-invasive test technology, and their potential benefits; our belief that multi gene analysis provides superior analytical information; our beliefs regarding the benefits of genomic analysis in various patient populations; our expectations regarding our research and development, general and administrative and sales and marketing expenses and our anticipated uses of our funds; our expectations regarding capital expenditures; our ability to comply with the requirements of being a public company; our expectations regarding billing and collections; our ability to attract and retain experienced personnel; the adequacy of our insurance; our anticipated cash needs and our estimates regarding our capital requirements; our expected future sources of cash; our compliance with federal, state and foreign regulatory requirements; the potential impact resulting from the regulation of our tests by the U.S. Food and Drug Administration, or FDA, and other similar non-U.S. regulators; our belief that our tests are properly regulated under the Clinical Laboratory Improvement Amendments of 1988, or CLIA; the impact of new or changing policies, regulation or legislation, or of judicial decisions, on our business and reimbursement for our tests; the impact of seasonal fluctuations on our business; our belief that we have taken reasonable steps to protect our intellectual property; the impact of changing interest rates; our beliefs regarding unrecognized tax benefits or our valuation allowance; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; the impact of the economy on our business, patients and payors; and anticipated trends and challenges in our business and the markets in which we operate.

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

In January 2004, we launched our first Oncotype DX test, which is used to predict the likelihood of cancer recurrence and the likelihood of chemotherapy benefit in early stage invasive breast cancer patients. In January 2010, we launched our second Oncotype DX test, the first multigene expression test developed to assess risk of recurrence in stage II colon cancer patients. In late December 2011, we made Oncotype DX available for patients with DCIS, a pre-invasive form of breast cancer. In June 2012, we extended our offering of the Oncotype DX colon cancer test to patients with stage III disease treated with oxaliplatin-containing adjuvant therapy. In May 2013, we launched our Oncotype DX prostate cancer test, which is used to predict disease aggressiveness in men with low and intermediate risk disease. In February 2018, the Oncotype DX AR-V7 Nucleus Detect test for men with metastatic castration-resistant prostate cancer, or mCPRC, which is offered through our collaboration with Epic Sciences, Inc., or Epic Sciences, became commercially available. As of April 30, 2019, the list price of our Oncotype DX invasive breast cancer and DCIS tests in the United States was $4,620, the list price of our Oncotype DX colon cancer test was $4,420, the list price of our

Oncotype DX prostate cancer test was $4,520, and the list price of the Oncotype DX AR-V7 Nucleus Detect test was $4,160. There have been no increases during the three months ended March 31, 2019 to the list prices of our Oncotype DX invasive breast, colon and prostate cancer tests and our DCIS test. The substantial majority of our historical revenues have been derived from the sale of Oncotype DX invasive breast cancer tests ordered by physicians in the United States.

For the three months ended March 31, 2019, more than 37,580 Oncotype test reports were delivered for use in treatment planning, compared to more than 32,440 test reports delivered for the same period in 2018. All of our internally-developed tests are conducted at our clinical reference laboratory in Redwood City, California, which is accredited under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and certified by the College of American Pathologists, or CAP. The Oncotype DX AR-V7 Nucleus Detect test is performed by Epic Sciences at its clinical reference laboratory in San Diego, California, which is accredited under CLIA and certified by CAP. Our clinical reference laboratory processing capacity is currently approximately 150,000 tests annually, and has significant expansion capacity with incremental increases in laboratory personnel and equipment. The Oncotype DX breast, colon, and prostate cancer tests analyze different genes. However, all of our tests, excluding Oncotype DX AR-V7 Nucleus Detect, are based on a similar Oncotype DX reverse transcription polymerase chain reaction, or RT-PCR, platform and require both histology and pathology assessments. We believe that we currently have sufficient capacity to process current demand for our tests.

We have expanded our clinical laboratory facilities and processing capacity to accommodate future test processing, research and development and general use office space. We expect our continued commercialization efforts of our tests will result in increased costs for laboratory testing, including staffing-related costs, incremental sales and marketing personnel to introduce our products to physicians and patients, costs for clinical utility studies and costs associated with obtaining and maintaining reimbursement coverage.

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

In January 2017, Palmetto announced that it would cover the Oncotype DX DCIS test under a new local coverage determination, or LCD, for services furnished beginning March 6, 2017.

In September 2018, the Centers for Medicare and Medicaid Services, or CMS, issued new Proprietary Laboratory Analyses, or PLA, codes for our Oncotype DX DCIS test and Oncotype DX Genomic Prostate Score test, which became effective on October 1, 2018 for administrative and billing purposes. Medical national payment rates for the new PLA codes for both tests became effective January 1, 2019.

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

We established reimbursement with NHS England following NICE’s recommendation for our breast cancer test, and in 2015 we began to receive payments from NHS England trusts with whom we have completed contractual arrangements. In 2014, the Gynecologic Oncology Working Group, or AGO, in Germany first updated their guidelines to recommend Oncotype DX as the only breast cancer gene expression test to predict chemotherapy benefit in early-stage, hormone receptor-positive invasive breast cancer. In December 2018, NICE issued updated guidance to now include patients with micrometastases, while continuing to recommend the Oncotype DX breast cancer test for use in clinical practice to guide chemotherapy treatment decisions for certain patients with early stage, N-, hormone receptor positive, human epidermal growth factor receptor 2, or HER2, negative, invasive breast cancer. Additionally, in its updated assessment of breast cancer gene expression profiling tests, the German Institute for Quality and Efficiency in Health Care, or IQWiG, concluded in September 2018 that only the Oncotype DX Breast Recurrence Score test has sufficient evidence to guide breast cancer adjuvant chemotherapy decisions based on the Trial Assigning IndividuaLized Options for Treatment (Rx), or TAILORx, study results. Also, each of the AGO in Germany and the Japan Breast Cancer Society recently updated their guidelines to recommend Oncotype DX as the only breast cancer gene expression test to predict chemotherapy benefit in early-stage, hormone receptor-positive invasive breast cancer. We expect that it will take several years to establish broad coverage and reimbursement for our Oncotype DX breast, colon and prostate cancer tests with payors in countries outside of the United States and there can be no assurance that our efforts will be successful.

Oncotype DX Breast Cancer Tests

We expect to continue to focus substantial resources on pursuing adoption of and reimbursement for our Oncotype DX breast cancer test including through the development of a distributable in vitro diagnostic, or IVD, version of the Oncotype DX breast cancer test, offered on the Biocartis Idylla platform, which we currently anticipate will be commercially available in select European markets beginning in 2020. We believe increased demand for our Oncotype DX breast cancer test resulted from the impact of the Trial Assigning IndividuaLized Options for Treatment (Rx), or TAILORx , results, our ongoing commercial efforts, expanded utility for new breast cancer patient groups, continued publication of peer-reviewed articles on studies we sponsored, conducted or collaborated on that support the use of and reimbursement for the test, clinical presentations at major symposia, and the inclusion of our breast cancer test in clinical practice guidelines for, node negative, or N−, estrogen receptor positive, ER+, invasive disease. However, this increased demand is not necessarily indicative of future growth rates, and we cannot provide assurance that this level of increased demand can be sustained or that publication of articles, future appearances or presentations at medical conferences, increased commercial efforts or expansion of utility to new breast cancer patient groups will have a similar impact on demand for our breast cancer test in the future. Sequential quarterly demand for our breast cancer test may also be impacted by other factors, including the economic environment and seasonal variations that have historically impacted physician office visits, any shift in commercial focus, patient enrollment in Oncotype DX clinical studies and the number of clinical trials in process by cooperative groups or makers of other tests conducting experience studies.

In June 2018, the results of the TAILORx trial were published in The New England Journal of Medicine and presented at the plenary session of the 2018 American Society of Clinical Oncology annual meeting. The TAILORx trial was independently designed and led by ECOG-ACRIN Cancer Research Group under the sponsorship of the National Cancer Institute, or NCI. TAILORx represents the largest breast cancer treatment trial ever conducted, and thousands of investigators enrolled more than 10,000 women across approximately 1,200 sites in six countries. With regard to the primary endpoint, TAILORx enrolled approximately 7,000 women with Oncotype DX Breast Recurrence Score results of 11 to 25. This primary study group was randomized to receive hormonal therapy with or without chemotherapy in order to more precisely define the benefit of chemotherapy, if any. These randomized patients with Oncotype DX Breast Recurrence Score results of 11 to 25 comprised approximately two-thirds of all TAILORx patients and were followed long-term, with nine-year outcomes reported. This group of women represents approximately 260,000 breast cancer patients diagnosed in major global markets each year. The TAILORx study definitively established that chemotherapy can be spared in at least 70 percent of patients. Tumor size or tumor grade did not predict chemotherapy benefit. Thus, the TAILORx trial established that chemotherapy treatment should be guided using the Oncotype DX breast cancer test as the genomic classifier. We anticipate that the results of the TAILORx study will continue to have a positive impact on our invasive breast cancer revenue growth.

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

We have established limited reimbursement coverage for the use of our Oncotype DX DCIS test for some private third-party payors. In many instances our test is covered under existing breast cancer coverage policies with the addition of the indicated diagnosis code for DCIS. We have also received a new LCD for our Oncotype DX DCIS test beginning March 6, 2017. We intend to continue to devote resources to expanding private reimbursement for our Oncotype DX DCIS test in this patient population. We believe it may take several years to achieve reimbursement with a majority of third-party payors for the use of our test for DCIS patients. However, we cannot predict whether, or under what circumstances, payors will reimburse for this test.

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

Oncotype DX Prostate Cancer Test

We expect to continue to focus substantial resources on pursuing adoption of and reimbursement for our Oncotype DX prostate cancer test. We believe the key factors that will drive adoption of this test include publication of the clinical validation study conducted in collaboration with the University of California, San Francisco and other studies we sponsored, conducted or collaborated on that support the use of and reimbursement for the test, clinical presentations at major symposia and our ongoing commercial efforts.

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

Oncotype DX AR-V7 Nucleus Detect Test

In June 2016, we entered into a collaboration agreement with Epic Sciences which was subsequently superseded in March 2019 by a new contractual agreement, under which we have been granted exclusive license and distribution rights to commercialize the Oncotype DX AR-V7 Nucleus Detect test in the United States.

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

We believe that this test is complementary to our other Oncotype tests and allows us to leverage our commercial channel in oncology and urology in a way that we believe may generate growth across our business in the United States.

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

See Note 6 “Collaboration and Commercial Technology Licensing Agreements” in the Notes to Condensed Consolidated Financial Statements for additional information regarding the financial terms of our commercial collaboration agreements.

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

We are also working with a number of different technologies, such as digital PCR and detection and capture methods for circulating tumor cells, or CTCs, and circulating tumor DNA, or ctDNA, to expand our capabilities, and continue to develop methods to enable genomic testing using a variety of biological materials such as blood and urine.

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

As of the date of this report, we have not experienced a loss of principal on any of our short-term marketable securities, and we expect that we will continue to be able to access or liquidate these investments as needed to support our business activities. We periodically monitor the financial position of our significant third-party payors, which include Medicare and managed care companies. As of the date of this report, we do not expect the current economic environment to have a material negative impact on our ability to collect payments from third-party payors in the foreseeable future. We believe the economic environment and changes in the healthcare system continued to impact product payment cycles, growth in tests delivered and product revenue generated during the three months ended March 31, 2019. We intend to continue to assess the impact of the economic environment on our business activities. If the economic environment does not improve or deteriorates, our business including our patient population, government and third-party payors and our distributors and suppliers could be negatively affected, resulting in a negative impact on our product revenues.

U.S. Healthcare Reimbursement and Regulatory Environment

The healthcare industry has undergone significant change driven by various efforts to reduce costs, both in the U.S. and in many foreign countries. The effect of the implementation of the ACA, the elimination of personal mandate, or any future changes to the ACA on our business is uncertain and, could among other things limit the use of our tests and reduce reimbursement. We also expect that pricing of medical products and services will remain under pressure as alternative payment models such as bundling, value-based purchasing and accountable care organizations develop in the United States. Additionally, the ACA requires medical device manufacturers to pay a 2.3% excise tax on U.S. sales of certain medical devices that are listed with the FDA starting in January 2013; this tax has been suspended through 2019, but is scheduled for re-imposition in 2020. Various proposals have been put forth, including by the FDA to regulate laboratory developed tests, or LDTs, as medical devices. Although none of our LDTs, such as our Oncotype DX breast, colon and prostate cancer tests, are currently listed with the FDA, we cannot assure you that the tax will not apply to services such as ours in the future.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, management evaluates its significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates. Estimates are assessed each period and updated to reflect current information. A summary of our critical accounting policies is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.  During the first quarter of 2019, we adopted new accounting guidance related to leases which is described below at “Recently Adopted Accounting Pronouncements.” There have been no other significant changes in our accounting policies during the three months ended March 31, 2019 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2018.

Results of Operations

Three Months Ended March 31, 2019 and 2018

We recognized net income of $13.0 million for the three months ended March 31, 2019 compared to a net loss of $3.8 million for the three months ended March 31, 2018. On a basic and diluted per share basis, net income per share was $0.35 and $0.34, respectively, for the three months ended March 31, 2019. On a basic and diluted per share basis, net loss per share was $0.11 for the three months ended March 31, 2018. We may incur net losses in future periods due to future spending and fluctuations in our business, and we may not achieve or maintain sustained profitability in the future.

Revenues

We derive our revenues primarily from product sales and, in some periods, from contract research arrangements. We operate in one industry segment. As of March 31, 2019, the substantial majority of our product revenues have been derived from the sale of our Oncotype DX breast cancer test. Payors are billed upon generation and delivery of test results to the ordering physician.

Revenues are recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

	For the Three Months Ended
	March 31,
	2019	2018
Invasive breast cancer test	$97,368	$84,551
Prostate cancer test	8,590	5,840
Other	2,799	2,234
Product revenues	$108,757	$92,625
Period over period dollar increase in product revenues	$16,132
Period over period percentage increase in product revenues	17%

Contract revenues	12	—
Total revenues	$108,769	$92,625
Period over period dollar increase in total revenues	$16,144
Period over period percentage increase in total revenues	17%

The period over period increase in product revenues resulted primarily from increased adoption of our tests, as well as expanded private and Medicare coverage, collection efficiencies due to process and system improvements and private payor contract renewals.

Test volume increased by 16% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Of the growth in test volume, our U.S. invasive breast cancer and prostate cancer tests increased by 9% and 25%, respectively, for the three months ended March 31, 2019 compared to the same period in 2018.

International product revenue was $17.8 million, or 16% of product revenues for the three months ended March 31, 2019 compared to $13.8 million, or 15% of product revenues for the three months ended March 31, 2018 primarily due to revenue growth in the United Kingdom, Canada, and the Asia-Pacific region offset by the impact of a stronger U.S. dollar compared to the Euro and British pound. International test volume increased by 28% for the three months ended March 31, 2019 compared to the same period in 2018.

Product revenues related to Medicare patients comprised 24% and 26% of product revenues for the three months ended March 31, 2019 and 2018, respectively. There were no other third-party payors comprising product revenues of 10% or more for those periods.

Cost of Product Revenues

	For the Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Total cost of product revenues	$17,008	$18,733
Period over period dollar decrease	$(1,725)
Period over period percentage decrease	(9)%

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

The $1.7 million, or 9% decrease in the cost of product revenue for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to a decrease of $3.6 million for a one-time write-off of fixed assets and lab supplies due to our March 2018 cessation of Oncotype SEQ, including Oncotype SEQ Liquid Select test, product development and commercialization activities, partially offset by an increase of $866,000 in personnel cost, primarily due to increased salary, bonus and stock-based compensation expense, an increase of $597,000 in other expense increases, such as lab supplies and shipping expenses, which were primarily due to an increase in test volume. Excluding the first quarter 2018 Oncotype SEQ related termination costs, total cost of product revenues for the three months ended March 31, 2019 would have increased by 12% over expenses in the comparable period in 2018.

We expect the cost of product revenues may increase in future periods to the extent we process more tests.

Research and Development Expenses

	For the Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Total research and development expenses	$15,054	$16,807
Period over period dollar decrease	$(1,753)
Period over period percentage decrease	(10)%

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

The $1.8 million, or 10%, decrease in research and development expenses for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to a $1.5 million decrease in personnel expenses and a $1.3 million charge for impairment of long-lived assets related due to our March 2018 cessation of Oncotype SEQ, including Oncotype SEQ Liquid Select test, product development and commercialization activities, partially offset by increases in contract labor of $534,000, and $274,000 in lab supplies. The $1.5 million decrease in personnel-related expenses included the impact of $1.8 million severance charges, primarily due to the reduction in personnel resulting from our March 2018 decision to no longer provide our commercial offering of Oncotype SEQ Liquid Select or any further investment in next generation sequencing (NGS) panels. Excluding the first quarter 2018 Oncotype SEQ related termination and impairment costs, total research and development would have increased by 10% over the comparable period in 2018.

We expect our research and development expenses to increase in future periods due to increased investment in our new product pipeline for breast, prostate and other cancers.

Selling and Marketing Expenses

	For the Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Total selling and marketing expenses	$45,348	$41,755
Period over period dollar increase	$3,593
Period over period percentage increase	9%

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

The $3.6 million, or 9%, increase in selling and marketing expenses for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to a  $1.7 million increase in promotional marketing materials expense,  a $1.5 million increase in personnel-related expense, primarily from increased stock bonuses and stock compensation and a $921,000 increase in contract labor and travel and entertainment resulting from increased international expansion, partially offset by $1.0 million in severance and other personnel-related costs related to our cessation of Oncotype SEQ, including the Oncotype SEQ Liquid Select in March 2018. The increase in promotional and marketing materials was due to a combination of new international product campaigns and marketing and trade shows along with an increase in sponsorships.

We expect selling and marketing expenses will increase in future periods due to our efforts to establish adoption of and reimbursement for our products, continued investment in our global commercial infrastructure and increases in our sales force and incurring other expenses to support the growth of our business.

General and Administrative Expenses

	For the Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Total general and administrative expenses	$19,820	$19,718
Period over period dollar increase	$102
Period over period percentage increase	1%

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

The $102,000, or 1%, increase in general and administrative expenses for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to a $412,000 increase in billing and collections partially offset by a $443,000 decrease in contract labor and consulting services related to the evaluation of our business for process improvements and information technology enhancements in 2018.  Personnel-related expenses were flat period over period as a result of increases in bonus accruals, stock compensation expense and payroll taxes totaling $641,000 offset by a decrease in salary and benefits of $633,000. The decrease in salary and benefits for the three months ended March 31, 2019 is primarily due to the $909,000 in severance and other personnel-related costs related to our cessation of Oncotype SEQ in March 2018.

We expect general and administrative expenses to increase in future periods as we hire additional staff and incur other expenses to support the growth of our business, and to the extent we spend more on billing and collections fees.

Interest Income

Interest income was $1.2 million for the three months ended March 31, 2019 compared to $417,000 for the three months ended March 31, 2018.  The $734,000 increases in interest income for the three months ended March 31, 2019 over the comparable period in 2018 was primarily due from a combination of increased cash and investments in interest-bearing marketable securities and higher interest rates.

Unrealized gain on equity securities

For the three months ended March 31, 2019, we had unrealized gain on equity securities of $449,000 compared to $127,000 for the three months ended March 31, 2018.

Other Income, Net

Other income, net was $127,000 and $219,000 for the three months ended March 31, 2019 and 2018, respectively, and was primarily related to a  $51,000 gain on life insurance premiums, $41,000 of net foreign currency gains and a  $13,000 gain on sale of corporate debt securities. Other income, net for the three months ended March 31, 2018 was primarily related to $262,000 of net foreign currency gains, resulting from valuation adjustments to our international accounts receivable balance. We expect other income (expense), net to continue to fluctuate based on fluctuations in exchange rates that impact our foreign currency transaction gains and losses.

Income Tax Expense

We recognized income tax expense of $267,000 and $240,000 for the three months ended March 31, 2019 and 2018, respectively, which was computed using the “discrete” (or “cut-off”) method. The income tax expense for both periods was primarily comprised of foreign tax expense.

Based on all available objective evidence, we believe that it is more likely than not that our deferred tax assets will not be fully realized. Accordingly, we maintain a valuation allowance on all of our deferred tax assets as of both March 31, 2019 and December 31, 2018. We will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

Liquidity and Capital Resources

As of March 31, 2019, we had an accumulated deficit of $193.3 million. We may incur net losses in the future, and we cannot provide assurance as to when, if ever, we will achieve sustained profitability. We expect that our research and development expenses, selling and marketing expenses and general and administrative expenses will increase in future periods and, as a result, we will need to continue to generate significant product revenues to achieve sustained profitability.

	March 31,	December 31,
	2019	2018
	(in thousands)
Cash, cash equivalents, restricted cash, and short-term marketable securities	$206,226	$210,066
Working capital	230,158	215,060

Sources (Uses) of Liquidity

Historically, we have financed our operations primarily through sales of our equity securities and cash received in payment for our tests. At March 31, 2019, we had cash, cash equivalents, restricted cash and short-term investments of $206.2 million compared to $201.1 million at December 31, 2018. The $3.9 million decrease was primarily attributable to a decrease in cash resulting from annual bonus payments and increased payroll taxes paid on annual RSU vesting, as well as investments in the growth of our business, including research and development, global expansion, and activities related to reimbursement coverage of our tests. In accordance with our investment policy, available cash is invested in short-term and long-term, low-risk, investment-grade debt instruments. Our cash and marketable securities are held in a variety of interest-bearing instruments including money market accounts and high-grade commercial paper and corporate bonds.

Accounts Receivable

At March 31, 2019 and December 31, 2018, $59.2 million and $51.5 million, or 15% of our total assets consisted of accounts receivable. The $7.7 million increase in accounts receivable from December 31, 2018 to March 31, 2019 was primarily due to an increase in product revenue.

Days sales outstanding, or DSO, is a measure of the average number of days it takes for us to collect our accounts receivable, calculated from the date that tests are billed. At March 31, 2019 and December 31, 2018, our weighted average DSOs were 70 days and 65 days, respectively. The timing of our billing and cash collections may also cause fluctuations in our monthly DSOs and accounts receivable. We actively monitor our accounts receivable aging and believe that the increase in DSO is reasonable and within historic ranges.

The following tables summarize accounts receivable by payor mix at March 31, 2019 and December 31, 2018:

	March 31, 2019
		% of		31 - 60	61 - 90	91 - 120	121 to 180	Over 180
	Total	Total	Current	Days	Days	Days	Days	Days
	(In thousands)
Managed care and other	$49,221	83%	$29,230	$6,841	3,002	2,218	$2,879	5,051
Medicare	10,027	17	7,752	809	734	304	224	204
Total accounts receivable	$59,248	100%	$36,982	$7,650	$3,736	$2,522	$3,103	$5,255

	December 31, 2018
		% of		31 - 60	61 - 90	91 - 120	121 to 180	Over 180
	Total	Total	Current	Days	Days	Days	Days	Days
	(In thousands)
Managed care and other	$42,739	83%	$15,838	$8,621	$3,980	$3,272	$4,433	$6,595
Medicare	8,792	17	5,735	1,333	748	513	292	171
Total accounts receivable	$51,531	100%	$21,573	$9,954	$4,728	$3,785	$4,725	$6,766

Cash Flows

The following table summarizes our cash flow activities:

	2019	2018
	(In thousands)
For the three months ended March 31,
Cash provided by (used in):
Operating activities	$(3,669)	$6,280
Investing activities	45,223	(6,260)
Financing activities	(1,796)	(3,449)
Capital expenditures (included in investing activities above)	$(2,978)	$(2,236)

Cash (Used in) Provided by Operating Activities

Cash used in operating activities was $3.7 million for the three months ended March 31, 2019 and consisted primarily of $26.7 million related to changes in operating assets and liabilities offset by net income of $13.0 million and adjustments for non-cash items of $10.0 million.

Cash provided by operating activities was $6.3 million for the three months ended March 31, 2018 and consisted primarily of net loss of $3.8 million adjusted for non-cash items of $12.9 million, unrealized gain on revaluation of equity investment of $0.1 million and $2.7 million related to changes in operating assets and liabilities.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities for the three months ended March 31, 2019 was $45.2 million, consisting of $64.9 million of maturities of marketable securities and $23.3 million from sales of debt securities, partially offset by $40.0 million net purchases of marketable securities and $3.0 million in capital expenditures related to the expansion of our business.

Cash used in investing activities for the three months ended March 31, 2018 was $6.3 million, consisting of $4.0 million net purchases of marketable securities and $2.2 million in capital expenditures related to the expansion of our business.

Cash Used in Financing Activities

Cash used in financing activities for the three months ended March 31, 2019 was $1.8 million, consisting primarily of $9.9 million of proceeds from the issuance of our common stock upon the exercise of stock options offset by $11.6 million of cash paid for tax withholdings related to net share settlements of RSUs.

Cash used in financing activities for the three months ended March 31, 2018 was $3.4 million, consisting primarily of $1.2 million of proceeds from the issuance of our common stock upon the exercise of stock options offset by $4.6 million of cash paid for tax withholdings related to net share settlements of RSUs.

Contractual Obligations

There were no material changes during the interim period in the contractual obligations presented in the latest annual report for the year ended December 31, 2018.

Operating Capital and Capital Expenditure Requirements

We currently anticipate that our cash, cash equivalents and short-term marketable securities, together with payments for our tests, will be sufficient to fund our operations and facilities expansion plans for at least the next 12 months, including our research and development programs, our commercialization efforts related to Oncotype DX AR-V7 Nucleus Detect, our efforts to expand adoption of and reimbursement for our tests, our international expansion efforts and our development of our IVD product and capabilities. We expect to spend approximately $19 million over the next 12 months for planned laboratory equipment, information technology and facilities expansion. We may also use cash to acquire or invest in complementary businesses, technologies, services or products. We expect that our cash, cash equivalents and short-term marketable securities will also be used to fund working capital and for other general corporate purposes, such as licensing technology rights, distribution arrangements for our tests both within and outside of the United States or expanding our direct sales capabilities worldwide.

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

Off-Balance Sheet Arrangements

As of March 31, 2019, we had no off-balance sheet arrangements.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU No. 2016-02, Leases (Topic 842). The new guidance requires lessees to recognize a right-of-use asset and a lease liability for almost all leases on the balance sheet. We adopted the new standard as of January 1, 2019 using a modified retrospective approach and did not restate comparative periods. As permitted under the transition guidance, we carried forward the assessment of whether our contracts contain or are leases, classification of its leases and remaining lease terms. Based on our portfolio of leases as of December 31, 2018, the adoption of ASU 2016-02 on January 1, 2019 resulted in the recognition of right-of-use assets of $18 million and lease liabilities of $23 million, primarily relating to real estate, on our condensed consolidated balance sheets, with no material impact to our condensed consolidated statement of operations. See Note 7 “Commitments and Contingencies” for additional information and disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. This guidance will become effective for us beginning January 1, 2020 with early adoption permitted. We are evaluating the impact of the adoption of this standard on our consolidated financial statements.

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

At March 31, 2019, we had cash, cash equivalents and short-term marketable securities of $206.2 million. We currently do not utilize derivative financial instruments to hedge interest rate exposure. The securities in our investment portfolio are classified as available-for-sale securities and are, due to their short-term nature, subject to minimal interest rate risk. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels at March 31, 2019, the impact on the fair value of these securities or our cash flows or income would not be material.

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

We recognized net foreign currency gains of $41,000 and $262,000 for the three months ended March 31, 2019 and 2018, respectively. The functional currency of our wholly-owned subsidiaries is the U.S. dollar, so we are not currently subject to gains and losses from foreign currency translation of the subsidiary financial statements. We use forward contracts to mitigate the impact of adverse movements in foreign exchange rates related to the remeasurement of monetary assets and liabilities and hedge our foreign currency exchange rate exposure. As of March 31, 2019 and December 31, 2018, we had foreign currency contracts with notional amounts of $15.3 million and $17.1 million, respectively. Although the impact of currency fluctuations on our financial results has been immaterial in the past, there can be no guarantee that the impact of currency fluctuations related to our international activities will not be material in the future.

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

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

From our inception in August 2000 through March 31, 2019, we had an accumulated deficit of $193.3 million. We expect to continue to invest in our product pipeline, including our current Oncotype DX tests and future commercialized products, and to invest in our global commercial infrastructure, our laboratory operations, commercial collaborations, and other technologies. For the three months ended March 31, 2019, our research and development expenses were $15.1 million, and our selling and marketing expenses were $45.3 million. We expect our expense levels to continue to increase for the foreseeable future as we seek to globally expand the clinical utility of our Oncotype DX breast and prostate cancer tests, drive adoption of and reimbursement for our Oncotype DX colon cancer and prostate cancer tests and develop and commercialize new tests, including Oncotype DX AR-V7 Nucleus Detect and the in-vitro diagnostic, or IVD, version of our Oncotype DX breast cancer test. As a result, we will need to generate significant growth in revenues in order to achieve sustained profitability. Our failure to achieve increased revenue or sustained profitability in the future could cause the market price of our common stock to decline.

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

We have obtained Medicare reimbursement coverage for our Oncotype DX GPS prostate cancer test for low and very-low risk patients and for favorable intermediate risk patients. However, we may not be able to obtain Medicare reimbursement coverage for this test for patients with different risk profiles or obtain other third-party payor reimbursement for our tests for patients with colon or prostate cancer or with N+ breast cancer or DCIS that is similar to the coverage we have obtained for our invasive breast cancer test for N-, ER+ patients.

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

We believe that it may take several years to achieve reimbursement with the majority of our third-party payors for our tests. If we fail to establish and maintain broad adoption of and reimbursement for all our current tests and any future tests we may develop, our reputation could be harmed and our future prospects, revenue and our business could suffer. Additionally, we have in the past, and will likely in the future, experience delays and temporary interruptions in the receipt of payments from third-party payors due to modifications in existing contracts or arrangements, contract implementation matters, documentation requirements and other issues, which could cause our revenues to fluctuate from period to period.

Our financial results depend largely on the sales of one test, our Oncotype DX invasive breast cancer test, and we will need to generate sufficient revenues from this and other tests to run our business and generate profit.

For the near future, we expect to continue to derive a substantial majority of our revenues from sales of one test, our Oncotype DX invasive breast cancer test. We do not expect to recognize significant revenues from our DCIS or colon cancer tests. We are in various stages of research and development for other tests that we may offer as well as for enhancements to our existing tests. We may not be able to successfully commercialize tests for other cancers or diseases. If we are unable to increase sales of our Oncotype DX invasive breast cancer test, establish expanded adoption of and reimbursement for our prostate cancer or DCIS tests, or successfully develop and commercialize new products or product enhancements to our currently commercialized tests, our revenues and our ability to achieve sustained profitability would be impaired.

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

Reimbursement on behalf of patients covered by Medicare accounted for 24% and 26% of our product revenues for the three months ended March 31, 2019 and 2018, respectively. Accounts receivable on behalf of patients directly covered by Medicare represented 17% of our total accounts receivable at March 31, 2019 and December 31, 2018. While there were no other third-party payors representing 10% or more of our product revenues for these periods, there have been in the past, and may be in the future, payors accounting for 10% or more of our product revenues. Because the majority of stage II and stage III colon cancer patients and prostate cancer patients in the United States are age 65 and over, and thus eligible for Medicare, we may become more dependent on Medicare reimbursement in the future. It is possible that Medicare or other third-party payors that provide reimbursement for our tests may suspend, revoke or discontinue coverage at any time, may require co-payments from patients, or may reduce the reimbursement rates payable to us. Any such action could have a negative impact on our business, financial condition and results of operations. In addition, as described in Item 1 – Legal Proceedings, we are being investigated by the United States Department of Justice related to our compliance with a Medicare billing regulation related to the date of service for our tests. An adverse outcome could include us being required to pay treble damages, and incur attorneys’ fees, penalties and other adverse actions, that could materially and adversely affect our business, financial condition and results of operations.

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

We have relied, and expect to continue to rely, on strategic collaborations and licensing agreements with third parties for development opportunities, upon which we may develop diagnostic tests. For example, we licensed the that permit us to commercialize Oncotype Dx AR-V7 Nucleus Detect from Epic Sciences in the United States. Similarly, in connection with our collaboration with Biocartis, we licensed the rights to intellectual property enabling our development efforts for a distributed in vitro diagnostic, or IVD, test kit, the first of which we refer to as the Oncotype DXi IVD Breast Recurrence Score test. However, there is no assurance that we will be successful in these development and commercialization efforts. Establishing collaborations and licensing arrangements is difficult and time-consuming. Discussions may not lead to collaborations or licenses on favorable terms, if at all. To the extent we agree to work exclusively with a party in a given area, our opportunities to collaborate with others could be limited. Potential collaborators or licensors may elect not to work with us based upon their assessment of our financial, regulatory, commercial or intellectual property position. Additionally, we may incur significant costs in connection with seeking strategic collaborations and licensing arrangements regardless of whether the transaction is ever consummated. In the event that we consummate strategic collaboration, license or other transactions in the future, we cannot assure you that we would fully realize the potential benefit of any such transaction, which could adversely affect our future financial results.

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

We receive a portion of our revenues and pay a portion of our expenses in currencies other than the U.S. dollar, such as the Euro, the Swiss franc, the British pound and the Canadian dollar. As a result, we are at risk from exchange rate fluctuations between such foreign currencies and the U.S. dollar, which could adversely affect our results of operations. Additionally, the volume of our international orders may be negatively impacted by a strong U.S. dollar. For the three months ended March 31, 2019, approximately 10% of our product revenues came from foreign denominated currencies. If the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in decreased revenues and operating expenses. We may not be able to offset adverse foreign currency impact with increased revenues. We enter into forward contracts to mitigate the impact of adverse movements in foreign exchange rates related to the re-measurement of monetary assets and liabilities and hedge our foreign currency exchange rate exposure. Even with this strategy in place to mitigate balance sheet foreign currency risk, we will not eliminate our exposure to foreign exchange rate fluctuations on our financial results.

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

As of March 31, 2019, we have entered into exclusive distribution agreements for the sale of our tests with distributors covering more than 90 countries. We may enter into other similar arrangements to distribute our tests in other countries in the future. We intend to continue to grow our business internationally, and to do so we may need to attract additional distributors to expand the territories in which we sell our tests. Despite contractual obligations, distributors may not commit the necessary resources to market and sell our tests to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to enter into arrangements with distributors to market our tests in particular geographic areas, we may not realize long‑term international revenue growth. In addition, our revenue from distributors could be negatively impacted as a result of changes in business cycles, business or economic conditions, reimbursement rates, changes in foreign currency exchange rates that make our tests more expensive in our distributors’ local currencies or other factors that could affect their ability to pay us for tests on a timely basis or at all.

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

If we cannot successfully maintain or manage our current, or enter into new, relationships with outside third parties, our product development could be delayed and our introduction of new products into the market could be adversely affected which could have an adverse effect on our financial results.

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

ITEM 6. EXHIBITS

Exhibit Number	Description
10.13*	Sublease between the Company and Acelrx Pharmaceuticals, Inc., dated as of January 3, 2019.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1#	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
32.2#	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*Filed herewith.

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

GENOMIC HEALTH, INC.

Date: May 9, 2019	By:	/s/ Kimberly J. Popovits
Kimberly J. Popovits
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2019	By:	/s/ G. Bradley Cole
G. Bradley Cole
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)