Form 10-Q
period 2019-06-30
GENOMIC HEALTH INC
filed 2019-08-06
CIK 1131324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ⌧ NO ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ⌧ NO ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ⌧	Accelerated filer ◻

Non-accelerated filer ◻	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ⌧

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 37,288,936 as of July 31, 2019.

GENOMIC HEALTH, INC.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

GENOMIC HEALTH, INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$90,925	$61,645
Short-term marketable securities	152,625	148,149
Accounts receivable	54,307	51,531
Prepaid expenses and other current assets	14,369	13,511
Total current assets	312,226	274,836
Property and equipment, net	43,098	39,532
Operating lease right-of-use assets	51,926	—
Long-term marketable securities	—	4,066
Other assets	18,913	15,938
Total assets	$426,163	$334,372
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,683	$8,849
Accrued compensation and employee benefits	26,091	34,457
Accrued expenses and other current liabilities	16,888	15,870
Current portion of operating lease liabilities	4,442	—
Other current liabilities	260	600
Total current liabilities	54,364	59,776

Operating lease liabilities	52,423	—
Other liabilities	2,155	4,436
Commitments and contingencies
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	524,551	506,679
Accumulated other comprehensive income (loss)	116	(87)
Accumulated deficit	(207,449)	(206,325)
Treasury stock, at cost	—	(30,110)
Total stockholders’ equity	317,221	270,160
Total liabilities and stockholders’ equity	$426,163	$334,372

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Product revenues	$114,140	$95,619	$222,897	$188,244
Contract revenues	—	—	12	—
Total revenues	114,140	95,619	222,909	188,244
Operating expenses:
Cost of product revenues	17,674	14,383	34,681	33,116
Research and development	15,318	15,312	30,371	32,119
Selling and marketing	44,639	40,337	89,988	82,092
General and administrative	21,011	18,487	40,831	38,205
Total operating expenses	98,642	88,519	195,871	185,532
Income from operations	15,498	7,100	27,038	2,712
Interest income	1,334	400	2,485	817
Unrealized (loss) gain on equity securities	(301)	1,283	148	1,410
Other (expense) income, net	(204)	(248)	(78)	61
Income before income taxes	16,327	8,535	29,593	5,000
Income tax expense	340	218	607	458
Net income	$15,987	$8,317	$28,986	$4,542
Basic net income per share	$0.43	$0.23	$0.79	$0.13
Diluted net income per share	$0.42	$0.23	$0.75	$0.12
Shares used in computing basic net income per share	37,126	35,544	36,924	35,372
Shares used in computing diluted net income per share	38,507	36,716	38,642	36,360

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$15,987	$8,317	$28,986	$4,542
Other comprehensive income:
Unrealized gain, net, on available-for-sale marketable securities, net of tax of $0 for the three and six months ended June 30, 2019 and 2018, respectively	67	83	203	49
Comprehensive income	$16,054	$8,400	$29,189	$4,591

See accompanying notes.

GENOMIC HEALTH, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Three Months Ended June 30, 2019
				Accumulated
			Additional	Other		Treasury	Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stock	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	at Cost	Equity
Balance at March 31, 2019	37,053	$3	$511,265	$49	$(193,326)	$(30,110)	$287,881
Issuance of common stock upon exercise of stock options for cash and vesting of restricted stock units, net of taxes	142	—	3,574	—	—	—	3,574
Issuance of common stock upon settlement of employee stock purchase plan	71	—	3,156	—	—	—	3,156
Issuance of restricted stock to directors in lieu of fees	1	—	50	—	—	—	50
Stock-based compensation expense related to employee stock options, restricted stock units and employee stock purchase plan	—	—	6,506	—	—	—	6,506
Retirement of treasury stock					(30,110)	30,110	—
Net income	—	—	—	—	15,987	—	15,987
Unrealized gain on investments, net of tax	—	—	—	67	—	—	67
Balance at June 30, 2019	37,267	$3	$524,551	$116	$(207,449)	$—	$317,221

	Three Months Ended June 30, 2018
				Accumulated
			Additional	Other		Treasury	Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stock	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	at Cost	Equity
Balance at March 31, 2018	35,357	$3	$466,424	$(148)	$(235,777)	$(30,110)	$200,392
Issuance of common stock upon exercise of stock options for cash and vesting of restricted stock units, net of taxes	380	—	8,659	—	—	—	8,659
Issuance of common stock upon settlement of employee stock purchase plan	99	—	2,547	—	—	—	2,547
Issuance of restricted stock to directors in lieu of fees	2	—	50	—	—	—	50
Stock-based compensation expense related to employee stock options, restricted stock units and employee stock purchase plan	—	—	5,155	—	—	—	5,155
Net income	—	—	—	—	8,317	—	8,317
Unrealized gain on investments, net of tax	—	—	—	83	—	—	83
Balance at June 30, 2018	35,838	$3	$482,835	$(65)	$(227,460)	$(30,110)	$225,203

GENOMIC HEALTH, INC.

Consolidated Statements of Stockholders’ Equity-Continued

(In thousands)

(Unaudited)

	Six Months Ended June 30, 2019
				Accumulated
			Additional	Other		Treasury	Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stock	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	at Cost	Equity
Balance at December 31, 2018	36,407	$3	$506,679	$(87)	$(206,325)	$(30,110)	$270,160
Issuance of common stock upon exercise of stock options for cash and vesting of restricted stock units, net of taxes	787	—	1,829	—	—	—	1,829
Issuance of common stock upon settlement of employee stock purchase plan	71	—	3,156	—	—	—	3,156
Issuance of restricted stock to directors in lieu of fees	2	—	100	—	—	—	100
Stock-based compensation expense related to employee stock options, restricted stock units and employee stock purchase plan	—	—	12,787	—	—	—	12,787
Retirement of treasury stock	—	—	—	—	(30,110)	30,110	—
Net income	—	—	—	—	28,986	—	28,986
Unrealized gain on investments, net of tax	—	—	—	203	—	—	203
Balance at June 30, 2019	37,267	$3	$524,551	$116	$(207,449)	$—	$317,221

	Six Months Ended June 30, 2018
				Accumulated
			Additional	Other		Treasury	Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stock	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	at Cost	Equity
Balance at December 31, 2017	35,049	$3	$464,637	$(294)	$(245,945)	$(30,110)	$188,291
Cumulative effect of change in accounting policies (1)	—	—	—	180	13,943	—	14,123
Issuance of common stock upon exercise of stock options for cash and vesting of restricted stock units, net of taxes	687	—	5,210	—	—	—	5,210
Issuance of common stock upon settlement of employee stock purchase plan	99	—	2,547	—	—	—	2,547
Issuance of restricted stock to directors in lieu of fees	3	—	100	—	—	—	100
Stock-based compensation expense related to employee stock options, restricted stock units and employee stock purchase plan	—	—	10,341	—	—	—	10,341
Net income	—	—	—	—	4,542	—	4,542
Unrealized gain on investments, net of tax	—	—	—	49	—	—	49
Balance at June 30, 2018	35,838	$3	$482,835	$(65)	$(227,460)	$(30,110)	$225,203

(1)	Effective January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10) and ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and subsequent related updates

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Operating activities
Net income	$28,986	$4,542
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,515	6,224
Employee stock-based compensation	12,787	10,341
Write-off of previously capitalized software costs	—	2,347
Impairment of long-lived assets	—	2,095
Loss on disposal of property and equipment	739	—
Outside director restricted stock awarded in lieu of fees	100	100
Gain on sale of corporate debt securities	(13)	—
Unrealized net gain on revaluation of equity investments	(148)	(1,410)
Write-off of convertible promissory note	—	1,329
Changes in assets and liabilities:
Accounts receivable	(2,776)	(3,698)
Prepaid expenses and other assets	(701)	(76)
Accounts payable	(1,806)	4,749
Accrued compensation and employee benefits	(8,366)	(3,203)
Accrued expenses and other liabilities	(483)	(1,099)
Deferred revenues	(121)	—
Net cash provided by operating activities	34,713	22,241
Investing activities
Purchases of property and equipment	(10,259)	(4,225)
Purchases of marketable securities	(124,576)	(64,388)
Maturities of marketable securities	101,202	49,522
Proceeds from sales of corporate debt securities	23,305	—
Other investments	—	(2,500)
Net cash used in investing activities	(10,328)	(21,591)
Financing activities
Proceeds from issuance of common stock under stock plans	16,807	12,548
Withholding taxes related to restricted stock units net share settlement	(11,822)	(4,791)
Payments on finance lease liabilities	(103)	—
Net cash provided by financing activities	4,882	7,757
Net increase in cash, cash equivalents and restricted cash	29,267	8,407
Cash, cash equivalents and restricted cash at the beginning of period	61,917	45,708
Cash, cash equivalents and restricted cash at the end of period	$91,184	$54,115
Non-cash investing and financing activities
Accrued purchases of property and equipment	$1,248	$747
Change in fair value of investments	$148	$81

See accompanying notes.

GENOMIC HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

The Company

Genomic Health, Inc. (the “Company”) is a global healthcare company that provides actionable genomic information to personalize cancer treatment decisions. The Company develops and globally commercializes genomic based clinical laboratory services that analyze the underlying biology of cancer, allowing physicians and patients to make individualized treatment decisions. The Company was incorporated in Delaware in August 2000. The Company’s first product, the Oncotype DX breast cancer test, was launched in 2004 and is used for early stage invasive breast cancer patients to predict the likelihood of breast cancer recurrence and the likelihood of chemotherapy benefit. In 2010, the Company launched its second product, the Oncotype DX colon cancer test, which is used to predict the likelihood of colon cancer recurrence in patients with stage II disease. The tests for invasive breast and colon cancer result in a quantitative score referred to as a Recurrence Score. In 2011, the Company made Oncotype DX available for patients with ductal carcinoma in situ (“DCIS”), a pre-invasive form of breast cancer. This test provides a DCIS Score that is used to predict the likelihood of local disease recurrence. In 2012, the Company began offering the Oncotype DX colon cancer test for use in patients with stage III disease treated with oxaliplatin containing adjuvant therapy. In 2013, the Company launched the Oncotype DX prostate cancer test, which provides a Genomic Prostate Score (“GPS”) to predict disease aggressiveness in men with low risk prostate cancer and to improve treatment decisions for prostate cancer patients, in conjunction with the Gleason score, or tumor grading. In February 2018, the Oncotype DX AR-V7 Nucleus Detect test for men with metastatic castration-resistant prostate cancer (“mCRPC”) became commercially available.

Principles of Consolidation

The accompanying condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. The Company had two wholly-owned subsidiaries at June 30, 2019: Genomic Health International Holdings, LLC, which was established in Delaware in 2010 and supports the Company’s international sales and marketing efforts; and Oncotype Laboratories, Inc., which was established in 2012, and is inactive. Genomic Health International Holdings, LLC has eight wholly-owned subsidiaries. The functional currency for the Company’s wholly-owned subsidiaries incorporated outside the United States is the U.S. dollar. All significant intercompany balances and transactions have been eliminated.

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

Basis of Presentation and Use of Estimates

The accompanying interim period condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated balance sheet as of June 30, 2019, condensed consolidated statements of operations, comprehensive income and stockholders’ equity for the three and six months ended June 30, 2019 and 2018, and the condensed consolidated statements cash flows are unaudited for six months ended June 30, 2019 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2018 has been derived from audited financial statements, but it does not include certain information and notes required by GAAP for complete consolidated financial statements.

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

During the first quarter of 2019, the Company adopted new accounting guidance related to leases which is described below. There have been no other significant changes in the Company’s accounting policies during the three and six months ended June 30, 2019 as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended December 31, 2018.

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

The Company is also subject to credit risk from its accounts receivable related to its product sales. The majority of the Company’s accounts receivable arise from product sales in the United States. Reimbursement on behalf of patients covered by Medicare accounted for 24% of the Company’s product revenues for each of the three and six months ended June 30, 2019 and 24% and 25% for the three and six months ended June 30, 2018. Accounts receivable on behalf of patients directly covered by Medicare represented 12% and 17% of the Company’s total accounts receivable at June 30, 2019 and December 31, 2018, respectively. No other third party payor represented more than 10% of the Company’s product revenues or accounts receivable balances for these periods.

Non-Marketable Investments

The carrying values of the Company’s non-marketable equity securities without readily determinable market values are initially measured at cost and adjusted to fair value for observable transactions for identical or similar investments of the same issuer or impairment. All gains and losses on non-marketable equity securities, realized and unrealized, are recognized in other (expense) income, net.

As of June 30, 2019, the carrying value of the preferred stock of Epic Sciences, Inc. (“Epic Sciences”) was $10.8 million. The Company did not adjust the carrying value of the preferred stock during the three and six months ended June 30, 2018.

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

Derivative Financial Instruments

The Company hedges a portion of its foreign currency exposure related to outstanding monetary assets and liabilities using foreign currency forward contracts. The foreign currency forward contracts are included in prepaid and other current assets or in accrued liabilities, depending on the contracts’ net position. These contracts are not designated as hedges, and as a result, the increased changes in their fair value of $93,000 and $50,000 for the three and six months ended June 30, 2019, respectively, are recorded in other (expense) income, net. As of June 30, 2019 and December 31, 2018, the Company had foreign currency forward contracts with notional amounts of $14.3 million and $17.1 million, respectively.

Impairment of Long Lived Assets

The Company reviews long lived assets, which include property and equipment, intangible assets and investments in privately held companies, for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. For property and equipment and intangible assets, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using undiscounted cash flows. For investments in non-marketable equity securities, evidence of impairment might include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. If the fair value of the investment is determined to be less than the carrying value, the asset is written down to its fair value. During each of the three and six months ended June 30, 2019 the Company wrote off $187,000 of fully depreciated, previously capitalized software development costs, due to disposal activities. During the three and six months ended June 30, 2018 the Company wrote off $2.1 million and $2.3 million of previously capitalized equipment and software development costs, respectively, due to disposal activities.

Treasury Stock

In 2012, the Company entered into an accelerated share repurchase agreement with a financial institution to repurchase $30.1 million of its common stock on an accelerated basis. The shares of common stock repurchased under the agreement were 984,074 and 77,257 during the year ended December 31, 2012 and 2013, respectively. In April 2019, the Company retired all existing treasury stock.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new guidance requires lessees to recognize a right-of-use asset and a lease liability for almost all leases on the balance sheet. The Company adopted the new standard as of January 1, 2019 using a modified retrospective approach and did not restate comparative periods. The Company elected the package of practical expedients permitted under the transition guidance, which allowed the Company to carry forward the assessment of whether its contracts contain or are leases, classification of its leases and remaining lease terms. The Company also elected to combine its lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the condensed statements of operations on a straight-line basis over the lease term. Based on the Company’s portfolio of leases as of December 31, 2018, the adoption of ASU 2016-02 on January 1, 2019 resulted in the recognition of operating lease right-of-use (“ROU”) assets of $17.9 million and lease liabilities of $22.5 million, of which $6.1 million was recorded as current portion of operating lease liabilities, and the elimination of $4.5 million of straight-line lease liabilities, of which $1.1 million was recorded as accrued expenses and other current liabilities. There was no material impact to its condensed consolidated statements of operations. See Note 7 “Commitments and Contingencies” for additional information and disclosures.

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

The following table presents the Company’s product revenues disaggregated by revenue source:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	United States	Outside of the United States	Total	United States	Outside of the United States	Total
2019	(In thousands)
Invasive breast cancer test	$82,188	$17,942	$100,130	$161,981	$35,517	$197,498
Prostate cancer test	9,576	63	9,639	18,087	143	18,230
Other	4,265	106	4,371	6,967	202	7,169
Total product revenues	96,029	18,111	114,140	187,035	35,862	222,897
Contract revenues	—	—	—	12	—	12
Total revenues	$96,029	$18,111	$114,140	$187,047	$35,862	$222,909

2018	(In thousands)
Invasive breast cancer test	$72,462	$14,016	$86,478	$143,393	$27,636	$171,029
Prostate cancer test	6,731	46	6,777	12,536	81	12,617
Other	2,247	117	2,364	4,378	220	4,598
Total revenues	$81,440	$14,179	$95,619	$160,307	$27,937	$188,244

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Numerator:
Net income	$15,987	$8,317	$28,986	$4,542
Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic net income per share	37,126	35,544	36,924	35,372
Effect of dilutive securities:
Options to purchase common stock	1,141	840	1,373	660
Restricted stock units	239	308	343	309
ESPP	1	24	2	19
Total	1,381	1,172	1,718	988
Weighted-average shares of common stock outstanding used in the calculation of diluted net income per share	38,507	36,716	38,642	36,360
Basic net income per share	$0.43	$0.23	$0.79	$0.13
Diluted net income per share	$0.42	$0.23	$0.75	$0.12

The Company excluded stock awards of 626,000 and 558,000 for the three and six months ended June 30, 2019, respectively, from the computation of diluted net income per share because their effect was anti-dilutive.

The Company excluded stock awards of 666,000 and 566,000 for the three and six months ended June 30, 2018, respectively, from the computation of diluted net income per share because their effect was anti-dilutive.

Note 4. Cash and Cash Equivalents, Restricted Cash, and Marketable Securities

The following tables set forth the Company’s cash and cash equivalents, restricted cash, and marketable securities as of the dates indicated:

	June 30,	December 31,
	2019	2018
	(In thousands)
Cash, cash equivalents, and restricted cash
Cash	$69,586	$49,046
Money market deposits	478	10,364
U.S. Treasury securities	20,861	—
Commercial paper	—	2,235
Restricted cash (1)	259	272
Total cash, cash equivalents and restricted cash	91,184	61,917
Marketable securities
U.S. Treasury securities	84,306	—
Commercial paper	18,723	70,162
Corporate debt securities	46,399	78,981
Corporate equity securities	3,197	3,072
Total marketable securities	152,625	152,215
Total cash and cash equivalents, restricted cash and marketable securities	$243,809	$214,132

(1)	Restricted cash is included in Other assets on the consolidated balance sheets.

The following tables summarize the Company’s available-for-sale securities that are measured at fair value as of the dates indicated:

	June 30, 2019
	Cost or	Gross	Gross	Total
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$105,145	$32	$(10)	$105,167
Commercial paper	18,711	12	—	18,723
Corporate debt securities	46,317	82	—	46,399
Total	$170,173	$126	$(10)	$170,289

	December 31, 2018
	Cost or	Gross	Gross	Total
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Commercial paper	$72,455	$—	$(58)	$72,397
Corporate debt securities	79,009	18	(46)	78,981
Total	$151,464	$18	$(104)	$151,378

The following table provides the breakdown of the available-for-sale marketable securities with unrealized losses as of the dates indicated:

	In a Loss Position for
	Less Than 12 Months
	Gross
	Unrealized	Estimated
	Losses	Fair Value
	(In thousands)
As of June 30, 2019:
U.S Treasury securities	$(10)	$24,747
Total	$(10)	$24,747
As of December 31, 2018:
Commercial paper	$(58)	$59,423
Corporate debt securities	(46)	37,608
Total	$(104)	$97,031

The following table provides the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	June 30, 2019		December 31, 2018
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Due in one year or less	$170,173	$170,289	$147,398	$147,312
Due in more than one year but less than five years	—	—	4,066	4,066
Total	$170,173	$170,289	$151,464	$151,378

Marketable Equity Securities

In December 2017, the Company invested €3.4 million or $4.0 million in 270,000 shares of the common stock of Biocartis N.V. (Biocartis), a public company listed on the Euronext exchange. This corporate equity security investment was accounted for as an available-for-sale marketable security and valued at €2.8 million or $3.2 million and €2.7 million or $3.1 million at June 30, 2019 and December 31, 2018, respectively. During the three and six months ended June 30, 2019, the Company recorded an decrease in fair value of $301,000 and an increase in fair value of $148,000 and a foreign currency revaluation gain of $38,000 and a foreign currency revaluation loss of $23,000, in other (expense) income, net, respectively. During the three and six months ended June 30, 2018, the Company recorded an increase in fair value of $90,000 and $218,000 and a foreign currency revaluation gain of $231,000 and $91,000, respectively, in other (expense) income, net.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis at either June 30, 2019 or December 31, 2018. The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018 by level within the fair value hierarchy:

	Actively Quoted	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance at
	Assets	Inputs	Inputs	June 30,
	Level 1	Level 2	Level 3	2019
	(In thousands)
As of June 30, 2019:
Assets
Money market deposits	$478	$—	$—	$478
U.S. Treasury securities	—	105,167	—	105,167
Commercial paper	—	18,723	—	18,723
Corporate debt securities	—	46,399	—	46,399
Corporate equity securities	3,197	—	—	3,197
Total	$3,675	$170,289	$—	$173,964
Liabilities
Foreign exchange derivative instruments	$—	$274	—	$274
Total	$—	$274	$—	$274

	Actively Quoted	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance at
	Assets	Inputs	Inputs	December 31,
	Level 1	Level 2	Level 3	2018
	(In thousands)
As of December 31, 2018:
Assets
Money market deposits	$10,364	$—	$—	$10,364
Commercial paper	—	72,397	—	72,397
Corporate debt securities	—	78,981	—	78,981
Corporate equity securities	3,072	—	—	3,072
Total	$13,436	$151,378	$—	$164,814
Liabilities
Foreign exchange derivative instruments	$—	$135	—	$135
Total	$—	$135	$—	$135

The Company’s U.S. Treasury securities, commercial paper and corporate debt securities are classified as Level 2 as they are valued using multi-dimensional relational pricing models that use observable market inputs, including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data. Not all inputs listed are available for use in the evaluation process on any given day for each security evaluation. In addition, market indicators and industry and economic events are monitored and may serve as a trigger to acquire further corroborating market data. The Company’s corporate equity securities are classified as Level 1. There were no transfers between Level 1 and Level 2 categories during the six months ended June 30, 2019.

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

Under collaboration agreement, in 2016 and 2017, the Company invested $7.5 million in subordinated convertible promissory notes of Epic Sciences that converted into 14,858,403 shares of Epic Sciences preferred stock in March 2017. The subordinated convertible promissory notes had been recognized at fair value, which the Company estimated to be approximately $7.1 million while the difference of $375,000 was deferred as of December 31, 2017 and has been recognized as an additional cost of purchases of Oncotype DX AR-V7 Nucleus Detect tests, which the Company believes would be at a discount to fair value. In June 2018, the Company invested an additional $2.5 million and received 3,400,435 additional shares of Epic Sciences preferred stock.

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

In December 2017, the Company purchased 270,000 ordinary shares of Biocartis at the market price of €12.50 for a total cost of €3.4 million or $4.0 million. The investment has been recognized at fair value of $3.2 million and $3.1 million at June 30, 2019 and December 31, 2018, respectively.

In September 2018, the Company extended its option to expand the collaboration to include urology, and recorded a €1.0 million, or $1.2 million, expense.

In November 2018, the Company and Biocartis signed an addendum to the license and development agreement in which the Company exercised the option to expand the collaboration to include the urology field and recorded a €2.0 million, or $2.3 million, expense. In addition, the Company obtained a right of first refusal to add an additional test, a non-invasive detection of prostate cancer in a pre-biopsy setting, and recorded a €500,000, or $575,000, expense. The Company did not extend the right of first refusal which expired in May 2019.

Additional terms of the license and development agreement include the Company’s obligation to pay Biocartis an aggregate of €3.5 million in cash upon achievement of certain milestones and €2.0 million for the expansion of the collaboration to include additional tests in oncology. In addition, the Company will pay royalties based primarily on the future sales volumes of the Company’s test performed on the Idylla platform.

Note 7.  Commitments and Contingencies

Leases

The Company has operating leases for office and laboratory facilities, data centers and certain equipment, some of which include options to extend for 5 years and finance leases for certain equipment. The Company's leases have remaining lease terms of 1 to 9 years. Under Topic 842, the Company determines if an arrangement is a lease at inception. Right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate of interest, the Company uses its incremental borrowing rate based on the information available at commencement date or remeasurement date in determining the present value of lease payments. The incremental borrowing rate is a hypothetical rate based on the Company’s understanding of what its credit rating was as of such date. Leases with an initial term of 12 months or less and leases deemed immaterial are not recorded on the condensed consolidated balance sheet. Certain of the Company’s lease contracts include obligations to pay for other services, such as operations and maintenance. The Company accounts for these other services as a component of the lease when related payments are fixed or vary depending on an index or a rate.

During the six months ended June 30, 2019, the Company considered that it is reasonably certain that the Company will exercise the option to extend the lease term of leases for its office and laboratory facilities in Redwood City, California. The Company included the extended term of 5 years and remeasured the ROU assets and lease liabilities for the related leases. The remeasurement resulted in the recognition of $34.0 million of ROU assets and lease liabilities.

During the three and six months ended June 30, 2019, the Company entered into operating leases for office facilities and recognized ROU assets and liabilities of $369,000 and $3.1 million, respectively. The following table represents the Company’s ROU assets and lease liabilities and the balance sheet classification at June 30, 2019:

		June 30, 2019
Lease activity	Balance sheet classification	(In thousands)
Operating lease
Operating lease ROU assets	Operating lease right-of-use assets	$51,926

Operating lease liabilities - current portion	Current portion of operating lease liabilities	$4,442
Operating lease liabilities - non-current portion	Operating lease liabilities	52,423
Total operating lease liabilities		$56,865

Finance leases
Finance lease ROU assets	Other assets	$352

Finance lease liabilities - current portion	Other current liabilities	$210
Finance lease liabilities - non-current portion	Other liabilities	146
Total finance lease liabilities		$356

The following table represents lease costs and other lease information. The table does not include short-term lease cost which is immaterial to the Company’s condensed statement of operations.

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
	(In thousands)
Lease cost
Operating lease cost	$2,268	$4,098
Finance lease cost:
Amortization of right-of-use assets	53	106
Interest on lease liabilities	4	9
Variable lease cost	442	822
Total lease cost	$2,767	$5,035

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
	(In thousands)
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,964	$3,650
Operating cash flows from finance leases	4	9
Financing cash flows from finance leases	51	103

Right-of-use assets obtained in exchange for new operating lease liabilities	369	55,003
Right-of-use assets obtained in exchange for new finance lease liabilities	—	457

		June 30, 2019

Weighted-average remaining lease term — operating leases		7.7 years
Weighted-average remaining lease term — finance leases		1.7 years

Weighted-average discount rate — operating leases		5.9%
Weighted-average discount rate — finance leases		4.5%

Maturities of lease liabilities were as follows:

	Operating	Finance
	lease payments	lease payments
	(In thousands)
Years Ending December 31,
2019 (remainder of year)	$3,650	$111
2020	7,979	221
2021	8,673	37
2022	8,948	—
2023	9,999	—
2024 and thereafter	32,755	—
Total lease payments	$72,004	$369
Less imputed interest	(15,139)	(13)
Total lease liabilities	$56,865	$356

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

Note 8.  Stock-Based Compensation

Stock Options

The following table summarizes the activities for stock options for the six months ended June 30, 2019:

			Weighted-Average
	Outstanding Options		Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic
	Shares	Exercise Price	Life	Value
	(In thousands)		(In years)	(In thousands)
Balance at December 31, 2018	3,083	$29.03
Options granted	373	$69.24
Options exercised	(547)	$24.94
Options forfeited	(32)	$41.80
Options expired	(1)	$17.18
Balance at June 30, 2019	2,876	$34.89	6.8	$71,275
Exercisable at June 30, 2019	1,832	$29.58	5.7	$52,371
Vested and expected to vest at June 30, 2019	2,799	$34.49	6.7	$70,139

Restricted Stock Units

The following table summarizes the activities for restricted stock units (“RSU”s) for the six months ended June 30, 2019:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
	(In thousands)
Balance at December 31, 2018	843	$31.70
RSUs granted	297	$74.48
RSUs vested (1)	(385)	$30.11
RSUs cancelled	(39)	$44.22
Balance at June 30, 2019	716	$49.61

(1)	Includes 143,914 shares withheld to cover taxes.

Restricted Stock in Lieu of Directors’ Fees

Outside members of the Company’s Board of Directors may elect to receive fully-vested restricted stock in lieu of cash compensation for services as a director. During the six months ended June 30, 2019, the Company issued 1,520 shares of restricted stock to outside directors, with a grant date fair value of $100,000 and a weighted-average grant date fair value of $65.60 per share.

Employee Stock Purchase Plan

During the six months ended June 30, 2019, 71,054 shares were issued pursuant to the Employee Stock Purchase Plan (“ESPP”). As of June 30, 2019, there was $804,000 of unrecognized compensation expense related to the ESPP, which is expected to be recognized over a period of five months.

Employee Stock-Based Compensation Expense

The Company recognized employee stock-based compensation expense of $6.5 million and $12.8 million for for the three and six months ended June 30, 2019 respectively.

Note 9.  Segment Information

The Company operates in one business segment, which primarily focuses on the development and global commercialization of genomic-based clinical laboratory services that analyze the underlying biology of cancer, allowing physicians and patients to make individualized treatment decisions. The Company’s Oncotype DX breast, colon and prostate cancer tests have similar economic and other characteristics, including the nature of the products and production processes, type of customers, distribution methods and regulatory environment. As of June 30, 2019, the majority of the Company’s product revenues have been derived from sales of one product, the Oncotype DX breast cancer test.

The following table summarizes total revenue from customers by geographic region. Product revenues are attributed to countries based on ship-to location.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
United States	$96,029	$81,440	$187,047	160,307
Outside of the United States	18,111	14,179	35,862	27,937
Total revenues	$114,140	$95,619	$222,909	$188,244

Note 10.  Income Taxes

The Company recognized income tax expense of $340,000 and $607,000 for the three and six months ended June 30, 2019, respectively, and $218,000 and $458,000 for the three and six months ended June 30, 2018, respectively, which was computed using the “discrete” (or “cut-off”) method. The income tax expense for the three and six months ended June 30, 2019 and 2018 was primarily comprised of foreign income tax expense.

Based on all available objective evidence, the Company believes that it is more likely than not that its deferred tax assets will not be fully realized. Accordingly, the Company maintains a valuation allowance against all of its deferred tax assets as of both June 30, 2019 and December 31, 2018. The Company will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

The Company had $6.9 million and $6.4 million of unrecognized tax benefits at June 30, 2019 and December 31, 2018, respectively. The Company does not anticipate a material change to its unrecognized tax benefits over the next 12 months that would affect its effective tax rate. Unrecognized tax benefits may change during the next 12 months for items that arise in the ordinary course of business.

Accrued interest and penalties related to unrecognized tax benefits are recognized as part of the Company’s income tax provision in its condensed consolidated statements of operations. The statute of limitations remains open for the years 2001 through 2019 in U.S. federal and state jurisdictions, and for the years 2013 through 2019 in foreign jurisdictions.

Note 11.  Restructuring

In March 2018, the Company announced its decision to no longer provide its commercial offering of Oncotype SEQ Liquid Select or any further investment in next generation sequencing (“NGS”) panels due to a decision to focus the Company’s efforts to develop IVD test solutions and other tests with more predictable reimbursement, higher proprietary value and better prospects for global adoption. With this shift in strategic direction, the Company announced a reduction of its workforce of approximately 10% and recorded charges of $8.5 million consisting of $4.8 million in non-cash asset impairments and $3.7 million in employee separation charges, all of which were recorded as operating expenses in the consolidated statements of operations. The Company paid all of the employee separation charges during 2018.

There were no restructuring costs during the three and six months ended June 30, 2019.

Note 12. Subsequent Event

On July 28, 2019, the Company, Exact Sciences Corporation, a Delaware corporation (“Exact Sciences”) and Spring Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of Exact Sciences (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other things, Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Exact Sciences, subject to the terms and conditions of the Merger Agreement. The boards of directors of both the Company and Exact Sciences have unanimously approved the transaction. The completion of the Merger is subject to customary conditions, including, among others, the approval of the Merger by the Company’s stockholders, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the absence of any order or law that has the effect of enjoining or otherwise prohibiting the completion of the Merger, each party’s representations and warranties being true and correct as of the closing, generally to a “Material Adverse Effect” standard, and the approval for listing of the shares of Exact Sciences common stock forming part of the merger consideration on the Nasdaq Stock Market and the effectiveness of a registration statement on Form S-4 with respect to such Exact Sciences common stock. Pursuant to the Merger Agreement, and subject to the terms and conditions contained therein, upon the closing of the Merger, each share of the Company’s common stock outstanding immediately prior to the closing of the Merger (other than shares owned by the Company as treasury shares or owned by Exact Sciences, any of its subsidiaries, any of the Company’s subsidiaries or holders of the Company’s common stock, if any, who properly exercise their appraisal rights under the General Corporation Law of the State of Delaware) will be converted into the right to receive (a)$27.50 in cash, without interest, and (b) a number of shares of common stock of Exact Sciences equal to (i) 0.36854, if the average of the volume-weighted average prices per share of Exact Sciences common stock on the Nasdaq Stock Market for each of the fifteen consecutive trading days ending immediately prior to the closing date (the “measurement price”) is equal to or greater than $120.75, (ii) an amount equal to the quotient obtained by dividing $44.50 by the measurement price if the measurement price is greater than $98.79 but less than $120.75, and (iii) 0.45043, if the measurement price is equal to or less than $98.79, less any applicable withholding taxes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward looking statements. These are statements that relate to future periods and include the effect of the announcement or pendency of the proposed acquisition by Exact Sciences Corporation, or Exact Sciences, of Genomic Health, or the Merger, on our business relationships, operating results and business; the failure to complete the proposed Merger in a timely manner or at all and the effects of such failure on our business, financial condition, operating results and stock price; the limitations on our ability to pursue alternative transactions pursuant to the provisions of the merger agreement; statements about our expectation that, for the foreseeable future, a significant amount of our revenues will be derived from our Oncotype DX invasive breast cancer test; the factors that may impact our financial results; our ability to achieve sustained profitability; our business strategy and our ability to achieve our strategic goals; our expectations regarding product revenues and the sources of those revenues; the amount of future revenues that we may derive from Medicare patients or categories of patients; our belief that we may become more dependent on Medicare reimbursement in the future; our plans to pursue reimbursement on a case-by-case basis; our ability, and expectations as to the amount of time it will take, to achieve reimbursement from third-party payors and government insurance programs for new indications of tests, new tests or in new markets; the potential impact of changes in reimbursement levels for our tests; our expectations regarding our international expansion and opportunities; the potential effects of foreign currency exchange rate fluctuations and our efforts to hedge such effects; our beliefs with respect to the benefits and attributes of our tests or collaborations or tests we may seek to develop or collaborate on in the future; the factors we believe drive demand for our tests and our ability to sustain or increase such demand; our success in increasing patient and physician demand as a result of our direct sales approach and our salesforce’s capacity to sell our tests; plans for, and the timeframe for the development or commercial launch of future tests, test enhancements or new technologies; the factors that we believe will drive reimbursement and the establishment of coverage policies; the capacity of our clinical reference laboratory to process tests and our expectations regarding capacity; our dependence on collaborative relationships to develop tests and the success of those relationships; whether any additional tests will result from our collaborations or license agreements; the applicability of clinical results to actual outcomes; our estimates and assumptions with respect to disease incidence and potential market opportunities; the occurrence, timing, outcome or success of clinical trials or studies; our expectations regarding timing of the announcement or publication of research results; the benefits of our technology platform; the economic benefits of our tests to the healthcare system; the ability of our tests to impact treatment decisions; our beliefs regarding our competitive position; our expectations regarding new and future technologies, including non-invasive test technology, and their potential benefits; our belief that multi gene analysis provides superior analytical information; our beliefs regarding the benefits of genomic analysis in various patient populations; our expectations regarding our research and development, general and administrative and sales and marketing expenses and our anticipated uses of our funds; our expectations regarding capital expenditures; our ability to comply with the requirements of being a public company; our expectations regarding billing and collections; our ability to attract and retain experienced personnel; the adequacy of our insurance; our anticipated cash needs and our estimates regarding our capital requirements; our expected future sources of cash; our compliance with federal, state and foreign regulatory requirements; the potential impact resulting from the regulation of our tests by the U.S. Food and Drug Administration, or FDA, and other similar non-U.S. regulators; our belief that our tests are properly regulated under the Clinical Laboratory Improvement Amendments of 1988, or CLIA; the impact of new or changing policies, regulation or legislation, or of judicial decisions, on our business and reimbursement for our tests; the impact of seasonal fluctuations on our business; our belief that we have taken reasonable steps to protect our intellectual property; the impact of changing interest rates; our beliefs regarding unrecognized tax benefits or our valuation allowance; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; the impact of the economy on our business, patients and payors; and anticipated trends and challenges in our business and the markets in which we operate.

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

In 2004, we launched our first Oncotype DX test, which is used to predict the likelihood of cancer recurrence and the likelihood of chemotherapy benefit in early stage invasive breast cancer patients. In 2010, we launched our second Oncotype DX test, the first multigene expression test developed to assess risk of recurrence in stage II colon cancer patients. In late 2011, we made Oncotype DX available for patients with DCIS, a pre-invasive form of breast cancer. In 2012, we extended our offering of the Oncotype DX colon cancer test to patients with stage III disease treated with oxaliplatin-containing adjuvant therapy. In 2013, we launched our Oncotype DX prostate cancer test, which is used to predict disease aggressiveness in men with low and intermediate risk disease. In February 2018, the Oncotype DX AR-V7 Nucleus Detect test for men with metastatic castration-resistant prostate cancer, or mCPRC, which is offered through our collaboration with Epic Sciences, Inc., or Epic Sciences, became commercially available. As of July 31, 2019, the list price of our Oncotype DX invasive breast cancer and DCIS tests in the United States was $4,620, the list price of our Oncotype DX colon cancer test was $4,420, the list price of our Oncotype DX prostate cancer test was $4,520, and the list price of the Oncotype DX AR-V7 Nucleus Detect test was $4,160. There have been no increases during the three months ended June 30, 2019 to the list prices of our Oncotype DX invasive breast, colon and prostate cancer tests and our DCIS test. The substantial majority of our historical revenues have been derived from the sale of Oncotype DX invasive breast cancer tests ordered by physicians in the United States.

For the three and six months ended June 30, 2019, more than 38,470 and 76,050 Oncotype test reports were delivered for use in treatment planning, compared to more than 33,590 and 66,030 test reports delivered for the same period in 2018. All of our internally-developed tests are conducted at our clinical reference laboratory in Redwood City, California, which is accredited under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and certified by the College of American Pathologists, or CAP. The Oncotype DX AR-V7 Nucleus Detect test is performed by Epic Sciences at its clinical reference laboratory in San Diego, California, which is accredited under CLIA and certified by CAP. Our clinical reference laboratory processing capacity is currently approximately 170,000 tests annually, and has significant expansion capacity with incremental increases in laboratory personnel and equipment. The Oncotype DX breast, colon, and prostate cancer tests analyze different genes. However, all of our tests, excluding Oncotype DX AR-V7 Nucleus Detect, are based on a similar Oncotype DX reverse transcription polymerase chain reaction, or RT-PCR, platform and require both histology and pathology assessments. We believe that we currently have sufficient capacity to process current demand for our tests.

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

We depend upon third-party payors, both public and private, to provide reimbursement for our tests. Accordingly, we have and expect to continue to focus substantial resources on obtaining and maintaining reimbursement coverage from third-party payors. Sales of our tests in the United States and other countries are dependent upon the coverage decisions and reimbursement policies established by government healthcare programs and private health insurers. Market acceptance of our tests has and will continue to depend upon the ability to obtain an appropriate level of coverage for, and reimbursement from, third-party payors for our tests. We have had Medicare coverage for our Oncotype DX invasive breast cancer test since 2006 and for our Oncotype DX colon cancer test since 2011. In October 2015, we obtained Medicare coverage for our Oncotype DX prostate cancer test for patients with low and very-low risk as defined by National Comprehensive Cancer Network, or NCCN, guidelines. Effective October 2017, Palmetto expanded their reimbursement coverage of our Oncotype DX prostate cancer test to include qualified patients with favorable intermediate-risk prostate cancer. In 2017, Palmetto announced that it would cover the Oncotype DX DCIS test under a new local coverage determination, or LCD, for services furnished beginning March 6, 2017.

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

We established reimbursement with NHS England following the National Institute for Health and Care Excellence, or NICE, recommendation for our breast cancer test, and in 2015 we began to receive payments from NHS England trusts with whom we have completed contractual arrangements. In December 2018, NICE issued updated guidance to include patients with micrometastases, while continuing to recommend the Oncotype DX breast cancer test for use in clinical practice to guide chemotherapy treatment decisions for certain patients with early stage, N-, hormone receptor positive, human epidermal growth factor receptor 2, or HER2, negative, invasive breast cancer.

In 2014, the Gynecologic Oncology Working Group, or AGO, in Germany first updated their guidelines to recommend Oncotype DX as the only breast cancer gene expression test to predict chemotherapy benefit in early-stage, hormone receptor-positive invasive breast cancer. Additionally, in its updated assessment of breast cancer gene expression profiling tests, the German Institute for Quality and Efficiency in Health Care, or IQWiG, concluded in September 2018 that only the Oncotype DX Breast Recurrence Score test has sufficient evidence to guide breast cancer adjuvant chemotherapy decisions based on the Trial Assigning IndividuaLized Options for Treatment (Rx), or TAILORx, study results. Also, each of the AGO in Germany and the Japan Breast Cancer Society recently updated their guidelines to recommend Oncotype DX as the only breast cancer gene expression test to predict chemotherapy benefit in early-stage, hormone receptor-positive invasive breast cancer. In June 2019, the German Federal Joint Committee, or G-

BA, issued a positive reimbursement decision for the Oncotype DX Breast Recurrence Score test, which will provide wide national coverage for patients with early stage, primary N-, hormone receptor positive, HER2-negative breast cancer.

We expect that it will take several years to establish broad coverage and reimbursement for our Oncotype DX breast, colon and prostate cancer tests with payors in countries outside of the United States and there can be no assurance that our efforts will be successful.

Oncotype DX Breast Cancer Tests

We expect to continue to focus substantial resources on pursuing adoption of and reimbursement for our Oncotype DX breast cancer test including through the development of a distributable in vitro diagnostic, or IVD, version of the Oncotype DX breast cancer test, offered on the Biocartis Idylla platform, which we currently anticipate will be commercially available in select European markets beginning in 2020. We believe increased demand for our Oncotype DX breast cancer test resulted from the impact of the Trial Assigning IndividuaLized Options for Treatment (Rx), or TAILORx, results in June 2018, our ongoing commercial efforts, expanded utility for new breast cancer patient groups, continued publication of peer-reviewed articles on studies we sponsored, conducted or collaborated on that support the use of and reimbursement for the test, clinical presentations at major symposia, and the inclusion of our breast cancer test in clinical practice guidelines for, node negative, or N−, estrogen receptor positive, or ER+, invasive disease. However, this increased demand is not necessarily indicative of future growth rates, and we cannot provide assurance that this level of increased demand can be sustained or that publication of articles, future appearances or presentations at medical conferences, increased commercial efforts or expansion of utility to new breast cancer patient groups will have a similar impact on demand for our breast cancer test in the future. Sequential quarterly demand for our breast cancer test may also be impacted by other factors, including the economic environment and seasonal variations that have historically impacted physician office visits, any shift in commercial focus, patient enrollment in Oncotype DX clinical studies and the number of clinical trials in process by cooperative groups or makers of other tests conducting experience studies.

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

We have established limited reimbursement coverage for the use of our Oncotype DX DCIS test for some private third-party payors. In many instances our test is covered under existing breast cancer coverage policies with the addition of the indicated diagnosis code for DCIS. We have also received an LCD for our Oncotype DX DCIS test beginning March 2017. We intend to continue to devote resources to expanding private reimbursement for our Oncotype DX DCIS test in this patient population. We believe it may take several years to achieve reimbursement with a majority of third-party payors for the use of our test for DCIS patients. However, we cannot predict whether, or under what circumstances, payors will reimburse for this test.

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

In 2015, Palmetto issued its final LCD, approving nationwide coverage of our prostate cancer test for qualified male Medicare patients with low and very-low risk disease, as defined by NCCN guidelines, throughout the United States and subsequently initiated reimbursement of the Oncotype DX prostate cancer test. The LCD includes specific requirements for certification and training of physicians who order the test and requirements for collection and reporting of specific data elements related to the use of our test and patient outcomes. .

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

Oncotype DX AR-V7 Nucleus Detect Test

In 2016, we entered into a collaboration agreement with Epic Sciences which was subsequently superseded in March 2019 by a new contractual agreement, under which we have been granted exclusive license and distribution rights to commercialize the Oncotype DX AR-V7 Nucleus Detect test in the United States.

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

Commercial Collaborations

In September 2017, we entered into an exclusive license and development agreement with Biocartis N.V., or Biocartis, a molecular diagnostics company based in Belgium, to develop and commercialize an IVD version of the Oncotype DX breast cancer test on Biocartis' Idylla platform that can be performed locally by laboratory partners and in hospitals around the world. The Idylla platform offers a unique solution in the localization of complex molecular diagnostics. Using the sample-to-answer, real-time PCR-based cartridge of the Idylla platform, we intend to enable local pathology labs to generate Oncotype DX breast recurrence score results. Under the terms of the license and development agreement, we have an exclusive, worldwide, royalty-bearing, license to develop and commercialize an IVD version of our Oncotype DX breast cancer test on Biocartis’ Idylla platform, and an option to expand the collaboration to include additional tests in oncology and urology. We have primary responsibility for developing, validating and registering IVD tests to be performed on the Idylla platform, and are also responsible for manufacturing and commercialization activities with respect to such tests. In November 2018, we signed an addendum to the license and development agreement with Biocartis, exercising our option to expand the collaboration to include urology. We obtained a first right to add an additional test, a non-invasive detection of prostate cancer in a pre-biopsy setting.

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

Potential new products may address a variety of specific clinical needs by leveraging one or multiple technological capabilities. Additionally, we believe potential new products can be implemented in the form of non-invasive tests performed on blood or urine, similar to the Oncotype DX AR-V7 Nucleus Detect test.

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

Technology

Next Generation Technologies

When the presence of tumor-derived DNA in blood or urine is high and persists or increases over time, the cancer is likely growing and a new course of treatment may be appropriate. We plan on monitoring this tumor-derived DNA through a variety of technologies to expand our focus beyond early-stage treatment decision support toward patients with later-stage disease to help guide therapeutic choices, monitor progression and response to therapeutics, and monitor disease recurrence. We may pursue additional research and development opportunities and leverage our existing and future collaborations using other analytes such as circulating tumor cells, or CTCs, RNA, and proteins. Additionally, we may also use a number of other technologies across our various development programs and to implement our products. While early-stage cancer continues to represent a significant opportunity with near-term revenue potential, we believe we also have an opportunity to expand our business further along the patient’s cancer journey, both through our research and development process and strategic collaborations.

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

We believe the economic environment and changes in the healthcare system continued to impact product payment cycles, growth in tests delivered and product revenue generated during the three and six months ended June 30, 2019. We intend to continue to assess the impact of the economic environment on our business activities. If the economic environment does not improve or deteriorates, our business including our patient population, government and third-party payors and our distributors and suppliers could be negatively affected, resulting in a negative impact on our product revenues.

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

Recent Development

On July 28, 2019, Genomic Health, Exact Sciences Corporation, a Delaware corporation, or Exact Sciences, and Spring Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of Exact Sciences, or Merger Sub, entered into an Agreement and Plan of Merger, or the Merger Agreement, pursuant to which, among other things, Merger Sub will be merged with and into Genomic Health, or the Merger, with Genomic Health surviving the Merger as a wholly owned subsidiary of Exact Sciences, subject to the terms and conditions of the Merger Agreement. The boards of directors of both Genomic Health and Exact Sciences have unanimously approved the transaction. The completion of the Merger is subject to customary conditions, including, among others, the approval of the Merger by our stockholders, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the absence of any order or law that has the effect of enjoining or otherwise prohibiting the completion of the Merger, each party’s representations and warranties being true and correct as of the closing, generally to a “Material Adverse Effect” standard, and the approval for listing of the shares of Exact Sciences common stock forming part of the merger consideration on the Nasdaq Stock Market and the effectiveness of a registration statement on Form S-4 with respect to such Exact Sciences common stock. Pursuant to the Merger Agreement, and subject to the terms and conditions contained therein, upon the closing of the Merger, each share of our common stock outstanding immediately prior to the closing of the Merger (other than shares of our common stock owned by us as treasury shares or owned by Exact Sciences, any of its subsidiaries, any of our subsidiaries or holders of our common stock, if any, who properly exercise their appraisal rights under the General Corporation Law of the State of Delaware) will be converted into the right to receive (a) $27.50 in cash, without interest, and (b) a number of shares of common stock of Exact Sciences equal to (i) 0.36854, if the average of the volume-weighted average prices per share of Exact Sciences common stock on the Nasdaq Stock Market for each of the fifteen consecutive trading days ending immediately prior to the closing date (the “measurement price”) is equal to or greater than $120.75, (ii) an amount equal to the quotient obtained by dividing $44.50 by the measurement price if the measurement price is greater than $98.79 but less than $120.75, and (iii) 0.45043, if the measurement price is equal to or less than $98.79, less any applicable withholding taxes.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, management evaluates its significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates. Estimates are assessed each period and updated to reflect current information. A summary of our critical accounting policies is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018. During the first quarter of 2019, we adopted new accounting guidance related to leases which is described below at “Recently Adopted Accounting Pronouncements.” There have been no other significant changes in our accounting policies during 2019 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2018.

Results of Operations

Three and Six Months Ended June 30, 2019 and 2018

We recognized net income of $16.0 million and $29.0 million for the three and six months ended June 30, 2019 compared to a net income of $8.3 million and $4.5 million for the three and six months ended June 30, 2018. On a basic and diluted per share basis, net income per share was $0.43 and $0.42, respectively, for the three months ended June 30, 2019, and $0.79 and $0.75, respectively, for the six months ended June 30, 2019. On a basic and diluted per share basis, net income per share was $0.23 and $0.23, respectively, for the three months ended June 30, 2018, and $0.13 and $0.12, respectively, for the six months ended June 30, 2018. We may incur net losses in future periods due to future spending and fluctuations in our business, and we may not achieve or maintain sustained profitability in the future.

Revenues

We derive our revenues primarily from product sales and, in some periods, from contract research arrangements. We operate in one industry segment. As of June 30, 2019, the substantial majority of our product revenues have been derived from the sale of our Oncotype DX breast cancer test. Payors are billed upon generation and delivery of test results to the ordering physician.

Revenues are recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Invasive breast cancer test	$100,130	$86,478	$197,498	$171,029
Prostate cancer test	9,639	6,777	18,230	12,617
Other	4,371	2,364	7,169	4,598
Product revenues	$114,140	$95,619	$222,897	$188,244
Period over period dollar increase in product revenues	$18,521		$34,653
Period over period percentage increase in product revenues	19%		18%

Contract revenues	—	—	12	—
Total revenues	$114,140	$95,619	$222,909	$188,244
Period over period dollar increase in total revenues	$18,521		$34,665
Period over period percentage increase in total revenues	19%		18%

The period over period increase in product revenues resulted primarily from increased adoption of our tests, as well as expanded private and Medicare coverage, collection efficiencies due to process and system improvements and private payor contract renewals.

Test volume increased by 15% for each of the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018, respectively. Of the growth in test volume, our U.S. invasive breast cancer and prostate cancer tests increased by 13% and 12%, respectively, for the three months ended June 30, 2019 compared to the same period in 2018. For the six months ended June 30, 2019 compared to the same period in 2018, test volume of our U.S. invasive breast cancer and prostate cancer tests increased 11% and 18%, respectively.

International product revenue was $18.1 million, or 16% and $35.9 million or 16%, respectively, of product revenues for the three and six months ended June 30, 2019 compared to $14.2 million, or 15% and $27.9 million or 15%, respectively, of product revenues for the three and six months ended June 30, 2018 primarily due to revenue growth in the United Kingdom, Canada, and the Asia-Pacific region offset by the impact of a stronger U.S. dollar compared to the Euro and British pound. International test volume increased by 21% and 25% for the three and six months ended June 30, 2019 compared to the same period in 2018.

Product revenues related to Medicare patients for each of the three and six months ended June, 30, 2019 comprised 24% of product revenues compared to 24% and 25% for each of the same periods in 2018. There were no other third-party payors comprising product revenues of 10% or more for those periods.

Cost of Product Revenues

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Cost of product revenues	$17,674	$14,383	$34,681	$33,116
Period over period dollar increase	$3,291		$1,565
Period over period percentage increase	23%		5%

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

The $3.3 million, or 23% increase in the cost of product revenue for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was primarily due to an increase of $1.4 million in personnel cost, primarily due to increased salary, bonus and stock-based compensation expense, partially due to increased headcount, an increase of $1.4 million in other expenses, such as lab supplies, reagents and shipping expenses, which were primarily due to an increase in test volume and a $200,000 write-off of previously capitalized software.

The $1.6 million, or 5% increase in the cost of product revenue for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to an increase of $2.2 million in personnel cost, primarily due to increased salary, bonus and stock-based compensation expense, an increase of $2.0 million in other expenses, such as lab supplies, reagents and shipping expenses, which were primarily due to an increase in test volume, partially offset by a decrease of $2.6 million for a one-time write-off of fixed assets and lab supplies due to our March 2018 cessation of Oncotype SEQ, including Oncotype SEQ Liquid Select test, product development and commercialization activities. Excluding the first quarter 2018 Oncotype SEQ related termination costs, total cost of product revenues for the six months ended June 30, 2019 would have increased by 13% over expenses in the comparable period in 2018.

We expect the cost of product revenues may increase in future periods to the extent we process more tests.

Research and Development Expenses

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Research and development expenses	$15,318	$15,312	$30,371	$32,119
Period over period dollar increase (decrease)	$6		$(1,748)
Period over period percentage increase (decrease)	0%		(5)%

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

The $6,000, or 0%, increase in research and development expenses for the three months ended June 30, 2019 compared to June 30, 2018 was primarily due to a $2.9 million increase in personnel expenses, primarily due to increased salary, bonus and stock-based compensation expense, partially due to increased headcount, substantially offset by a $2.8 million decrease in collaboration expense resulting from one-time payments in 2018 including a $990,000 milestone payment to Biocartis and a $1.3 million write-off of a convertible promissory note in connection with the termination of our collaboration with Cleveland Diagnostics, a $137,000 liquid biopsy mutation panel study and $225,000 for a TAILORx milestone.

The $1.7 million, or 5%, decrease in research and development expenses for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to a $3.1 million decrease in collaboration expense and a $1.4 million decrease in other costs partially offset by a $1.7 million increase in personnel expenses, primarily due to increased salary, bonus, consulting and stock-based compensation expense and a $507,000 increase in clinical studies expense.

The decrease in collaboraton expense resulted from one-time payments in 2018 including a $990,000 milestone payment to Biocartis and a $1.3 million write-off of a convertible promissory note in connection with the termination of our collaboration with Cleveland Diagnostics and $800,000 for other studies that were concluded in 2018. The decrease in other costs was due to the $1.3 million charge for impairment of long-lived assets related due to our March 2018 cessation of Oncotype SEQ, including Oncotype SEQ Liquid Select test, product development and commercialization activities. The increase in personnel-related expenses included the impact of $1.8 million of severance charges, primarily due to the reduction in personnel resulting from our March 2018 decision to no longer provide our commercial offering of Oncotype SEQ Liquid Select or any further investment in next generation sequencing (NGS) panels. Excluding the first quarter 2018 Oncotype SEQ related termination and impairment costs, total research and development expenses would have increased by 5% over the comparable six month period in 2018.

We expect our research and development expenses to increase in future periods due to increased investment in our new product pipeline for breast, prostate and other cancers.

Selling and Marketing Expenses

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Selling and marketing expenses	$44,639	$40,337	$89,988	$82,092
Period over period dollar increase	$4,302		$7,896
Period over period percentage increase	11%		10%

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

The $4.3 million, or 11%, increase in selling and marketing expenses for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was primarily due to a $3.5 million increase in personnel-related expense, primarily from increased head count, as well as bonus, contract labor and stock compensation, a $1.2 million increase in promotional marketing materials expense and a $308,000 increase in travel and entertainment resulting from increased international expansion, partially offset by a $188,000 decrease in collaboration expense related to clinical studies completed in 2018. The increase in promotional and marketing materials was due to a combination of new international product campaigns and marketing and trade shows along with an increase in sponsorships.

The $7.9 million, or 10%, increase in selling and marketing expenses for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to a $5.5 million increase in personnel-related expense, primarily from increased head count, as well as bonus, contract labor and stock compensation, a $3.0 million increase in promotional marketing materials expense and a $653,000 increase in travel and entertainment resulting from increased international expansion, partially offset by a $666,000 decrease in collaboration expense related to clinical studies completed in 2018. The increase in promotional and marketing materials was due to a combination of new international product campaigns and marketing and trade shows along with an increase in sponsorships.

We expect selling and marketing expenses will increase in future periods due to our efforts to establish adoption of and reimbursement for our products, continued investment in our global commercial infrastructure and increases in our sales force and incurring other expenses to support the growth of our business.

General and Administrative Expenses

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
General and administrative expenses	$21,011	$18,487	$40,831	$38,205
Period over period dollar increase	$2,524		$2,626
Period over period percentage increase	14%		7%

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

The $2.5 million, or 14%, increase in general and administrative expenses for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was primarily due to a $1.8 million increase in professional fees, including billing and collections and legal fees, a $611,000 increase in personnel expenses, primarily due to increased bonus and stock-based compensation expense, partially offset by a $152,000 decrease in contract labor and consulting services related to the evaluation of our business for process improvements and information technology enhancements in 2018.

The $2.6 million, or 7%, increase in general and administrative expenses for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to a $2.0 million increase in professional fees, including billing and collections and legal fees, a $620,000 increase in personnel expenses, primarily due to increased bonus and stock-based compensation expense, partially offset by a $596,000 decrease in contract labor and consulting services related to the evaluation of our business for process improvements and information technology enhancements in 2018. The increase in personnel-related expenses were a result of increases in bonus accruals, stock compensation expense and payroll taxes totaling $2.0 million offset by a decrease in salary and benefits of $1.4 million. The decrease in salary and benefits for the six months ended June 30, 2019 is primarily due to the $909,000 in severance and other personnel-related costs related to our cessation of Oncotype SEQ in March 2018.

We expect general and administrative expenses to increase in future periods as we hire additional staff and incur other expenses to support the growth of our business, and to the extent we spend more on billing and collections fees.

Interest Income

Interest income was $1.3 million and $2.5 million for the three and six months ended June 30, 2019 compared to $400,000 and $817,000 for the three and six months ended June 30, 2018. The $934,000 and $1.7 million increases in interest income for the three and six months ended June 30, 2019 over the comparable period in 2018 were primarily due to a combination of increased cash and investments in interest-bearing marketable securities and higher interest rates.

Unrealized gain on equity securities

For the three and six months ended June 30, 2019, we had unrealized loss on equity securities of $301,000 and unrealized gain on equity securities of $148,000, respectively compared to $1.3 million and $1.4 million for the three and six months ended June 30, 2018.

Other (Expense) Income, Net

Other (expense), net was $204,000 and $78,000 for the three and six months ended June 30, 2019, respectively, compared to $248,000 other expense, net for the three months ended June 30, 2018 and $61,000 other income, net for the six months ended June 30, 2018. Other expense, net for the three and six month ended June 30, 2019 was primarily related to net foreign currency gains (losses) of $272,000 and $231,000, partially offset by a gain on revaluation of deferred compensation investments of $39,000 and $90,000, respectively. Other expense, net for the three months ended June 30, 2018 and other income, net for the six months ended June 30, 2018 was primarily related to $228,000 and $34,000 of net foreign currency losses and gains, respectively. We expect other income (expense), net to continue to fluctuate based on fluctuations in exchange rates that impact our foreign currency transaction gains and losses.

Income Tax Expense

We recognized income tax expense of $340,000 and $607,000 for the three and six months ended June 30, 2019, respectively, which was computed using the “discrete” (or “cut-off”) method. The income tax expense for both periods was primarily comprised of foreign tax expense.

We recognized income tax expense of $218,000 and $458,000 for the three and six months ended June 30, 2018, respectively, which was computed using the “discrete” (or “cut-off”) method. The income tax expense for both periods was primarily comprised of foreign tax expense.

Based on all available objective evidence, we believe that it is more likely than not that our deferred tax assets will not be fully realized. Accordingly, we maintain a valuation allowance on all of our deferred tax assets as of both June 30, 2019 and December 31, 2018. We will continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

Liquidity and Capital Resources

As of June 30, 2019, we had an accumulated deficit of $207.4 million. We may incur net losses in the future, and we cannot provide assurance that our profitability is sustainable. We expect that our research and development expenses, selling and marketing expenses and general and administrative expenses will increase in future periods and, as a result, we will need to continue to generate significant product revenues to achieve ongoing profitability.

	June 30,	December 31,
	2019	2018
	(in thousands)
Cash, cash equivalents, restricted cash, and short-term marketable securities	$243,809	$210,066
Working capital	257,862	215,060

In 2012, we entered into an accelerated share repurchase agreement with a financial institution to repurchase $30.1 million of its common stock on an accelerated basis. In April 2019, we retired all existing treasury stock.

Sources (Uses) of Liquidity

Historically, we have financed our operations primarily through sales of our equity securities and cash received in payment for our tests. At June 30, 2019, we had cash, cash equivalents, restricted cash and short-term investments of $243.8 million compared to $210.1 million at December 31, 2018. The $33.7 million increase in cash was primarily attributable to an increase in cash generated from operations, partially offset by capital expenditures, cash payments for annual bonuses and payroll taxes on annual RSU vesting, as well as investments in the growth of our business, including research and development, global expansion, and activities related to reimbursement coverage of our tests. In accordance with our investment policy, available cash is invested in short-term and long-term, U.S. Treasury securities, and, low risk, investment-grade debt instruments. Our cash and marketable securities are held in a variety of interest-bearing instruments including money market accounts and high-grade commercial paper and corporate bonds.

Accounts Receivable

At June 30, 2019 and December 31, 2018, $54.3 million and $51.5 million, or 13% and 15%, respectively, of our total assets consisted of accounts receivable. The $2.8 million increase in accounts receivable was primarily due to an increase in product revenue.

Days sales outstanding, or DSO, is a measure of the average number of days it takes for us to collect our accounts receivable, calculated from the date that tests are billed. At June 30, 2019 and December 31, 2018, our weighted average DSOs were 72 days and 65 days, respectively. The timing of our billing and cash collections may also cause fluctuations in our monthly DSOs and accounts receivable. We actively monitor our accounts receivable aging and believe that the increase in DSOs is reasonable and within historic ranges.

The following tables summarize accounts receivable by payor mix at June 30, 2019 and December 31, 2018:

	June 30, 2019
		% of		31 - 60	61 - 90	91 - 120	121 to 180	Over 180
	Total	Total	Current	Days	Days	Days	Days	Days
	(In thousands)
Managed care and other	$47,937	88%	$16,202	$9,316	$6,558	$4,248	$5,869	$5,744
Medicare	6,370	12	4,985	628	75	118	155	409
Total accounts receivable	$54,307	100%	$21,187	$9,944	$6,633	$4,366	$6,024	$6,153

	December 31, 2018
		% of		31 - 60	61 - 90	91 - 120	121 to 180	Over 180
	Total	Total	Current	Days	Days	Days	Days	Days
	(In thousands)
Managed care and other	$42,739	83%	$15,838	$8,621	$3,980	$3,272	$4,433	$6,595
Medicare	8,792	17	5,735	1,333	748	513	292	171
Total accounts receivable	$51,531	100%	$21,573	$9,954	$4,728	$3,785	$4,725	$6,766

Cash Flows

The following table summarizes our cash flow activities:

	2019	2018
	(In thousands)
For the six months ended June 30,
Cash provided by (used in):
Operating activities	$34,713	$22,241
Investing activities	(10,328)	(21,591)
Financing activities	4,882	7,757
Capital expenditures (included in investing activities above)	$(10,259)	$(4,225)

Cash (Used in) Provided by Operating Activities

Cash provided by operating activities was $34.7 million for the six months ended June 30, 2019 and consisted primarily of net income of $29.0 million and adjustments for non-cash items of $20.0 offset by $14.3 million related to changes in operating assets and liabilities.

Cash provided by operating activities was $22.2 million for the six months ended June 30, 2018 and consisted primarily of net income of $4.5 million adjusted for non-cash items of $21.0 million and $3.3 million related to changes in operating assets and liabilities.

Cash Provided by (Used in) Investing Activities

Cash used in investing activities for the six months ended June 30, 2019 was $10.3 million, consisting of $101.2 million of maturities of marketable securities and $23.3 million from sales of debt securities, partially offset by $124.6 million net purchases of marketable securities and $10.3 million in capital expenditures related to the expansion of our business.

Cash used in investing activities for the six months ended June 30, 2018 was $21.6 million, consisting of $14.9 million net purchases of marketable securities, $4.2 million in capital expenditures related to the expansion of our business and an additional $2.5 million investment in preferred stock of Epic Sciences.

Cash Used in Financing Activities

Cash used in financing activities for the six months ended June 30, 2019 was $4.9 million, consisting primarily of $16.8 million of proceeds from the issuance of our common stock upon the exercise of stock options offset by $11.8 million of cash paid for tax withholdings related to net share settlements of RSUs, and $103,000 finance lease payments.

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

Operating Capital and Capital Expenditure Requirements

We currently anticipate that our cash, cash equivalents and short-term marketable securities, together with payments for our tests, will be sufficient to fund our operations and facilities expansion plans for at least the next 12 months, including our research and development programs, our commercialization efforts related to Oncotype DX AR-V7 Nucleus Detect, our efforts to expand adoption of and reimbursement for our tests, our international expansion efforts and our development of our IVD product and capabilities. We expect to spend approximately $27 million over the next 12 months for planned laboratory equipment, information technology and facilities expansion. We may also use cash to acquire or invest in complementary businesses, technologies, services or products. We expect that our cash, cash equivalents and short-term marketable securities will also be used to fund working capital and for other general corporate purposes, such as licensing technology rights, distribution arrangements for our tests both within and outside of the United States or expanding our direct sales capabilities worldwide.

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

Our future funding requirements will depend on many factors, including the following:

●	the rate of progress in establishing and maintaining reimbursement arrangements with domestic and international third-party payors;
●	costs associated with expanding our commercial and laboratory operations, including our selling and marketing efforts;
●	the rate of progress and cost of research and development activities associated with expansion of our current tests and the development of new tests;
●	the rate of progress and cost of selling and marketing activities associated with expanding adoption of our tests;
●	costs associated with acquiring, licensing or investing in technologies;

●	costs associated with acquiring or investing in complementary businesses or assets;
●	expenditures in connection with strategic relationships and license agreements, including our agreements with Epic Sciences and Biocartis;
●	costs related to future product launches;
●	costs related to acquiring or achieving access to tissue samples and technologies;
●	costs related to filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
●	the effect of competing technological and market developments;
●	costs related to international expansion;
●	costs and delays in product development as a result of any changes in regulatory oversight applicable to our products or operations;
●	the impact of changes in Federal, state and international taxation; and
●	the economic and other terms and timing of any collaborations, licensing or other arrangements into which we may enter or investments or acquisitions we might seek to effect.

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

Off-Balance Sheet Arrangements

As of June 30, 2019, we had no off-balance sheet arrangements.

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

At June 30, 2019, we had cash, cash equivalents and short-term marketable securities of $243.6 million. We currently do not utilize derivative financial instruments to hedge interest rate exposure. The securities in our investment portfolio are classified as available-for-sale securities and are, due to their short-term nature, subject to minimal interest rate risk. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels at June 30, 2019, the impact on the fair value of these securities or our cash flows or income would not be material.

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

We recognized net foreign currency losses of $272,000 and $231,000 for the three and six months ended June 30, 2019, respectively and net foreign currency losses of $228,000 and gains of $34,000 for the three and six months ended June 30, 2018, respectively. The functional currency of our wholly-owned subsidiaries is the U.S. dollar, so we are not currently subject to gains and losses from foreign currency translation of the subsidiary financial statements. We use forward contracts to mitigate the impact of adverse movements in foreign exchange rates related to the remeasurement of monetary assets and liabilities and hedge our foreign currency exchange rate exposure. As of June 30, 2019, and December 31, 2018, we had foreign currency contracts with notional amounts of $14.3 million and $17.1 million, respectively. Although the impact of currency fluctuations on our financial results has been immaterial in the past, there can be no guarantee that the impact of currency fluctuations related to our international activities will not be material in the future.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to various legal proceedings and claims arising in the ordinary course of business. Legal proceedings, including litigation, government investigations and enforcement actions could result in material costs, occupy significant management resources and entail civil and criminal penalties, even if we ultimately prevail. We are currently being investigated by the United States Department of Justice (“DOJ”) related to our compliance with the Medicare Date of Service billing regulation. As previously disclosed, we initially received a civil investigative demand (“CID”) in connection with this matter and have produced specific documents in response to the CID. On July 22 and 23, 2019, we received subpoenas duces tecum from the DOJ.  The July 22, 2019 subpoena requested information regarding our relationship with the supplier of our customer relationship management software, and certain other financial and sales information, as well as certain claims submissions to CMS.  The subpoena was issued as part of an investigation of federal healthcare offenses. The July 23, 2019 subpoena updated the end date for the time period for which the DOJ is seeking documents from the date of the CID to the date of issuance of the subpoena. If the investigation results in a proceeding against us, an adverse outcome could include us being required to pay treble damages, and incur attorneys’ fees, civil or criminal penalties and other adverse actions that could materially and adversely affect our business, financial condition and results of operations. We are unable to predict whether any proceedings will be filed and, if a proceeding is filed, the outcome and are unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome.

ITEM 1A. RISK FACTORS.

Risks Relating to our Proposed Acquisition by Exact Sciences

The announcement and pendency of our agreement to be acquired by Exact Sciences may have an adverse effect on our business and operating results.

On July 28, 2019, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Exact Sciences Corporation, or Exact Sciences, pursuant to which Exact Sciences agreed to acquire us subject to the terms and conditions set forth in the Merger Agreement. We are subject to risks in connection with the announcement and pendency of the proposed transaction, including, but not limited to, the following:

●	Difficulties maintaining existing or establishing new business relationships, including relationships with patients, physicians, payors, collaboration partners, suppliers and other business partners;
●	Disruption to our business, including increased costs and expenses and diversion of management time and resources that could otherwise have been devoted to other opportunities that may have been beneficial to us;
●	The restrictions imposed on our business and operations pursuant to certain covenants set forth in the Merger Agreement, which may prevent us from pursuing certain opportunities, responding to competitive pressures and industry developments, or taking certain actions without Exact Sciences’ approval;
●	Adverse effects on our ability to attract, recruit, retain and motivate current and prospective employees who may be uncertain about their future roles following completion of the proposed transaction, and the possibility that our employees could lose productivity as a result of uncertainty regarding their employment following the proposed transaction;
●	The pendency and outcome of legal proceedings that may be instituted against us, our directors, executive officers and others relating to the proposed transaction; and
●	The diversion of our employees’ attention due to activities related to the proposed transaction.

The failure to complete our pending acquisition by Exact Sciences may adversely affect our business, financial condition, operating results, and stock price.

Consummation of the Exact Sciences transaction remains subject to certain customary closing conditions, including, without limitation, adoption of the Merger Agreement by our stockholders and the absence of legal impediments and antitrust clearance in the United States. There can be no assurance that these conditions to the completion of the merger will be satisfied in a timely manner or at all. If the acquisition is not completed, our stock price could decline to the extent our current stock price reflects an assumption that the acquisition will be completed. Furthermore, if the acquisition is not completed, we may suffer other consequences that could adversely affect our business, financial condition, operating results, and stock price, including the following:

●	Any disruptions to our business resulting from the announcement and pendency of the proposed transaction, including adverse changes in our relationships with patients, physicians, payors, collaboration partners, suppliers, other business partners and employees, may continue or intensify in the event the acquisition is not consummated or is significantly delayed;
●	We would have incurred significant costs, including professional services fees and other transaction costs, in connection with the proposed transaction that we would be unable to recover;
●	We may have to pay Exact Sciences a termination fee of $92.4 million under certain circumstances that give rise to the termination of the Merger Agreement;
●	We may be subject to negative publicity or be negatively perceived by the investment or business communities;
●	We may be subject to legal proceedings related to the transactions contemplated by the Merger Agreement;
●	We may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures; and
●	We may experience a departure of employees.

The Merger Agreement with Exact Sciences limits our ability to pursue alternative transactions, which could deter a third party from proposing an alternative transaction.

The Merger Agreement contains provisions that limit our ability to pursue an alternative acquisition transaction. These or other provisions may discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us from considering or proposing an acquisition or might result in a potential competing acquirer proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay.

Risks Relating to our Business and Business Strategy

We have a history of net losses, we may incur net losses in the future, and we expect to continue to incur significant expenses to develop and market our tests and enter into collaborations, which may make it difficult for us to achieve sustained profitability.

From our inception in August 2000 through June 30, 2019, we had an accumulated deficit of $207.4 million. We expect to continue to invest in our product pipeline, including our current Oncotype DX tests and future commercialized products, and to invest in our global commercial infrastructure, our laboratory operations, commercial collaborations, and other technologies. For the three and six months ended June 30, 2019, our research and development expenses were $15.3 million and $30.4 million, respectively, and our selling and marketing expenses were $44.6 million and $90.0 million, respectively. We expect our expense levels to continue to increase for the foreseeable future as we seek to globally expand the clinical utility of our Oncotype DX breast and prostate cancer tests, drive adoption of and reimbursement for our Oncotype DX colon cancer and prostate cancer tests and develop and commercialize new tests, including Oncotype DX AR-V7 Nucleus Detect and the in-vitro diagnostic, or IVD, version of our Oncotype DX breast cancer test. As a result, we will need to generate significant growth in revenues in order to achieve sustained profitability. Our failure to achieve increased revenue or sustained profitability in the future could cause the market price of our common stock to decline.

If third-party payors, including managed care organizations and Medicare, do not provide reimbursement, breach, rescind or modify their contracts or reimbursement policies or delay payments for our tests, or we are unable to successfully renegotiate reimbursement contracts, our commercial success could be compromised.

Physicians and patients might not order our tests unless third-party payors, such as managed care organizations as well as government payors such as Medicare and Medicaid and government payors outside of the United States, pay a substantial portion of the test price. Reimbursement by a payor may depend on a number of factors, including a payor’s determination that tests using our technologies are not experimental or investigational, and that they are medically necessary, cost-effective, supported by peer-reviewed publications and included in clinical practice guidelines. There is uncertainty concerning third-party payor reimbursement of any test incorporating new technology, including tests developed using our Oncotype platform.

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

The majority of our international Oncotype DX breast and colon cancer test revenues come from direct payor reimbursement, payments from our distributors, and patient self-pay. In many countries outside of the United States, various coverage, pricing and reimbursement approvals are required for our tests to be available to patients. We expect that it will take several years to establish broad coverage and reimbursement for our tests with payors in countries outside of the United States, and our efforts may not be successful. Even if public or private reimbursement is obtained, it may cover competing tests, or the reimbursement may be conditioned upon local performance of the tests or other requirements we may have difficulty satisfying. Reimbursement levels outside of the United States may vary considerably from the domestic reimbursement amounts we receive. In addition, because we rely on distributors to obtain reimbursement for our tests outside of the United States, to the extent we do not have direct reimbursement arrangements with payors, we may not be able to retain reimbursement coverage in certain countries with a particular payor if our agreement with a distributor is terminated or expires, if a distributor fails to pay us or for other reasons. We may also be negatively affected by the financial instability of, and austerity measures implemented by, several countries in the European Union, or EU, and elsewhere.

We depend on Medicare for a significant portion of our product revenues and if Medicare or other significant payors stop providing reimbursement or decrease the amount of reimbursement for our tests, our revenues could decline.

Reimbursement on behalf of patients covered by Medicare accounted for 24% of our product revenues for each of the three and six months ended June 30, 2019 and 24% and 25% for the three and six months ended June 30, 2018, respectively. Accounts receivable on behalf of patients directly covered by Medicare represented 12% and 17% of our total accounts receivable at June 30, 2019 and December 31, 2018, respectively. While there were no other third-party payors representing 10% or more of our product revenues for these periods, there have been in the past, and may be in the future, payors accounting for 10% or more of our product revenues. Because the majority of stage II and stage III colon cancer patients and prostate cancer patients in the United States are age 65 and over, and thus eligible for Medicare, we may become more dependent on Medicare reimbursement in the future. It is possible that Medicare or other third-party payors that provide reimbursement for our tests may suspend, revoke or discontinue coverage at any time, may require co-payments from patients, or may reduce the reimbursement rates payable to us. Any such action could have a negative impact on our business, financial condition and results of operations. In addition, as described in Item 1 – Legal Proceedings, we are being investigated by the United States Department of Justice related to our compliance with a Medicare billing regulation related to the date of service for our tests. An adverse outcome could include us being required to pay treble damages, and incur attorneys’ fees, civil or criminal penalties and other adverse actions, that could materially and adversely affect our business, financial condition and results of operations.

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

These billing rules may lead to confusion regarding whether Medicare provides adequate reimbursement for our tests, and could discourage providers from ordering our tests for Medicare patients. In addition, compared to our breast cancer tests, a greater proportion of eligible patients for our colon and prostate tests are covered by Medicare. We cannot assure you that Medicare will continue these billing rules in their current form, that Medicare will not seek to expand the scope of its payment bundling rules in the future, or that other payors will not adopt similar billing rules. In addition, changes in Medicare billing rules and processes could result in delays in receiving payments and any such delays could affect our results of operations. In addition, as described in Item 1 – Legal Proceedings, we are being investigated by the United States Department of Justice related to our compliance with the Medicare Date of Service billing regulation. An adverse outcome could include us being required to pay treble damages, and incur attorneys’ fees, civil or criminal penalties and other adverse actions, that could materially and adversely affect our business, financial condition and results of operations.

If our laboratory facilities become inoperable, we will be unable to perform our tests and our business will be harmed.

We do not have redundant clinical reference laboratory facilities outside of Redwood City, California for our Oncotype DX tests. Redwood City is situated near active earthquake fault lines. Our facilities and the equipment we use to perform our tests would be costly to replace and could require substantial lead time to repair or replace. Our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding and power outages, which may render it difficult or impossible for us to perform our tests for some period of time. The inability to perform our tests or the backlog of tests that could develop if our facility is inoperable for even a short period of time may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

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

We have relied, and expect to continue to rely, on strategic collaborations and licensing agreements with third parties for development opportunities, upon which we may develop diagnostic tests. For example, we licensed the rights to intellectual property that permit us to commercialize Oncotype Dx AR-V7 Nucleus Detect from Epic Sciences in the United States. Similarly, in connection with our collaboration with Biocartis, we licensed the rights to intellectual property enabling our development efforts for a distributed IVD test kit, the first of which we refer to as the Oncotype DXi IVD Breast Recurrence Score test. However, there is no assurance that we will be successful in these development and commercialization efforts. Establishing collaborations and licensing arrangements is difficult and time-consuming. Discussions may not lead to collaborations or licenses on favorable terms, if at all. To the extent we agree to work exclusively with a party in a given area, our opportunities to collaborate with others could be limited. Potential collaborators or licensors may elect not to work with us based upon their assessment of our financial, regulatory, commercial or intellectual property position. Additionally, we may incur significant costs in connection with seeking strategic collaborations and licensing arrangements regardless of whether the transaction is ever consummated. In the event that we consummate strategic collaboration, license or other transactions in the future, we cannot assure you that we would fully realize the potential benefit of any such transaction, which could adversely affect our future financial results.

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

Our business strategy incorporates international expansion, including increasing the size of and maintaining direct sales and physician outreach and education capabilities outside of the United States and expanding our relationships with international payors and distributors. Additionally, we are in the process of developing our first IVD medical device product, the Oncotype DXi Breast Recurrence Score test, which we expect will be initially made commercially available in Europe. Doing business internationally involves a number of risks, including:

●	difficulties in complying with multiple, conflicting and changing laws and regulations such as tax laws, export and import restrictions, employment laws, data protection laws, regulatory requirements and other governmental approvals, permits and licenses;
●	significant competition from local and regional product offerings;
●	difficulties in complying with unclear product regulations in various jurisdictions, including the changing regulation in Europe with regard to medical device and IVD regulations;
●	difficulties in staffing and managing foreign operations;
●	complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;
●	logistics and regulations associated with shipping tissue samples or complying with local regulations concerning the analysis of tissue, including infrastructure conditions and transportation delays;
●	limits in our ability to penetrate international markets if we are not able to process tests locally;
●	lack of intellectual property protection in certain markets;
●	financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our tests and exposure to foreign currency exchange rate fluctuations;
●	natural disasters, political and economic instability, including wars, terrorism, and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and
●	regulatory and compliance risks that relate to maintaining accurate information and control over the activities of our salesforce and distributors that may fall within the purview of the U.S. Foreign Corrupt Practices Act, or FCPA, its books and records provisions or its anti-bribery provisions, or similar anti-bribery or anti-corruption laws or regulations, such as the U.K. Anti-bribery Act and the U.K. Criminal Finances Act.

Any of these factors could significantly harm our future international expansion and operations and, consequently, our revenues and results of operations.

We face risks associated with currency exchange rate fluctuations, which could adversely affect our operating results.

We receive a portion of our revenues and pay a portion of our expenses in currencies other than the U.S. dollar, such as the Euro, the Swiss franc, the British pound and the Canadian dollar. As a result, we are at risk from exchange rate fluctuations between such foreign currencies and the U.S. dollar, which could adversely affect our results of operations. Additionally, the volume of our international orders may be negatively impacted by a strong U.S. dollar. For the three months ended June 30, 2019, approximately 10% of our product revenues came from foreign denominated currencies. If the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in decreased revenues and operating expenses. We may not be able to offset adverse foreign currency impact with increased revenues. We enter into forward contracts to mitigate the impact of adverse movements in foreign exchange rates related to the re-measurement of monetary assets and liabilities and hedge our foreign currency exchange rate exposure. Even with this strategy in place to mitigate balance sheet foreign currency risk, we will not eliminate our exposure to foreign exchange rate fluctuations on our financial results.

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

We and certain laboratories with whom we collaborate, including Epic Sciences, are also required to maintain a California clinical laboratory license to conduct testing in California. California laws establish standards for day-to-day operation of clinical reference laboratories, including the training and skills required of personnel and quality control.

In addition, clinical reference laboratories are required to be licensed on a test-specific basis by New York State. New York law also mandates proficiency testing for laboratories licensed under New York state law, regardless of whether or not such laboratories are located in New York. Moreover, Pennsylvania, Maryland and Rhode Island require that licenses are maintained to test specimens from patients in those states. Other states may have similar requirements or may adopt similar requirements in the future. Finally, we may be subject to regulation in foreign jurisdictions as we seek to expand international distribution of our tests, which may require regulatory review of our tests in order for them to be offered, or may have other limitations such as prohibitions on the export of tissue necessary for us to perform our tests that may limit our ability to distribute outside of the United States.

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

We are subject to regulation in the United States by both the federal government and the states in which we conduct our business, as well as in other jurisdictions outside of the United States, including:

●	Medicare billing and payment regulations applicable to clinical laboratories;
●	the Federal Anti-kickback Law and state anti-kickback prohibitions and the Eliminating Kickback Recovery Act of 2018;
●	the Federal physician self-referral prohibition, commonly known as the Stark Law, and the state equivalents;
●	the Federal Health Insurance Portability and Accountability Act of 1996 (as amended);
●	the Medicare civil money penalty and exclusion requirements;
●	the Federal False Claims Act civil and criminal penalties and state equivalents; and
●	the Foreign Corrupt Practices Act, the United Kingdom Anti-bribery Act, the GDPR, and the E.U. In Vitro Diagnostic Device Regulation, all of which apply or will apply to our international activities.

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

Governmental enforcement action or qui tam civil litigation against us may result in material costs and occupy significant management resources, even if we ultimately prevail. In addition, governmental enforcement action may result in substantial fines, penalties or administrative remedies, including exclusion from government reimbursement programs and entry into corporate integrity agreements with governmental agencies, which would entail significant obligations and costs. As described further in Item 1 – Legal Proceedings, we are being investigated by the United States Department of Justice related to our compliance with the Medicare Date of Service billing regulation. An adverse outcome could include our being required to pay treble damages, and incur attorneys’ fees, civil or criminal penalties and other adverse actions that could materially and adversely affect our business, financial condition and results of operations.

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

We have tests in development, including an IVD version of our invasive breast cancer test, and devote considerable resources to research and development. There can be no assurance that our new Oncotype tests or IVD versions of our current tests will be capable of reliably predicting the recurrence of cancers with the sensitivity and specificity necessary to be clinically useful and commercially viable. We also cannot be certain that the products we launch will attain use among the intended target of community oncologists and pathologists. In addition, before we can develop diagnostic tests for new cancers or other diseases and commercialize any new products, we will need to:

●	conduct substantial research and development;
●	conduct validation studies;
●	expend significant funds;
●	develop and scale our laboratory processes to accommodate different tests; and
●	develop and scale our infrastructure including our operational systems such as order-to-cash, supply chain, and inventory management, and customer service to establish and add new capabilities.

Our product development process involves a high degree of risk and may take several years. Our product development efforts may fail for many reasons, including:

●	failure of the product at the research or development stage;
●	difficulty in accessing tissue and blood samples;
●	challenges in timely patient enrollment in future clinical trials; or
●	lack of clinical validation data to support the effectiveness of the product.

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

If medical practitioners do not order our tests or any future tests developed or offered by us, we will likely not be able to create or maintain demand for our products in sufficient volume for us to achieve sustained profitability. To generate demand, we will need to continue to make oncologists, urologists, surgeons and pathologists aware of the benefits of each type of test through published papers, presentations at scientific conferences and one-on-one education by our salesforce. In addition, we will need to demonstrate our ability to obtain and maintain adequate reimbursement coverage from third-party payors.

We will need to continue to educate physicians, patients and payors about the benefits and cost-effectiveness of our tests and to establish reimbursement arrangements for these tests with payors. We have and expect to continue to hire additional commercial, sales, scientific, technical and other personnel to support this process. If our marketing and educational efforts do not result in sufficient physician or patient demand, we may not be able to obtain adequate reimbursement for our tests. If we fail to successfully establish adoption of and additional reimbursement beyond Medicare for our colon and prostate cancer tests, our reputation could be harmed and our business could suffer.

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

As of June 30, 2019, we have entered into exclusive distribution agreements for the sale of our tests with distributors covering more than 90 countries. We may enter into other similar arrangements to distribute our tests in other countries in the future. We intend to continue to grow our business internationally, and to do so we may need to attract additional distributors to expand the territories in which we sell our tests. Despite contractual obligations, distributors may not commit the necessary resources to market and sell our tests to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to enter into arrangements with distributors to market our tests in particular geographic areas, we may not realize long-term international revenue growth. In addition, our revenue from distributors could be negatively impacted as a result of changes in business cycles, business or economic conditions, reimbursement rates, changes in foreign currency exchange rates that make our tests more expensive in our distributors’ local currencies or other factors that could affect their ability to pay us for tests on a timely basis or at all.

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

In recent years, there have been numerous advances in technologies relating to the diagnosis and treatment of cancer. For example, technologies in addition to ours now permit measurement of gene expression in fixed paraffin-embedded tissue specimens or blood or urine. There have also been advances in methods used to analyze very large amounts of genomic information, specifically NGS. These advances require us to continuously develop our technology, develop new products and enhance existing products to keep pace with evolving standards of care. Our tests could become obsolete unless we continually innovate and expand our products to demonstrate recurrence and treatment benefit in patients treated with new therapies. New treatment therapies typically have only a few years of clinical data associated with them, which limits our ability to perform clinical studies and correlate sets of genes to a new treatment’s effectiveness. Additionally, as new products are developed, evolving industry standards and metrics may slow the widespread adoption of any new products we may introduce. If we are unable to demonstrate the applicability of our tests to new treatments or to keep pace with new industry standards, sales of our test could decline, which would harm our revenues.

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

As more information regarding cancer genomics becomes available to the public, we anticipate that more products aimed at identifying targeted treatment options will be developed and that these products may compete with ours. In addition, competitors may develop their own versions of our tests in countries where we did not apply for patents, where our patents have not issued or where our intellectual property rights are not recognized and compete with us in those countries, including encouraging the use of their test by physicians or patients in other countries. We have changed the list price of our tests in the past and we expect to change prices for our tests in the future. Any increase or decrease in pricing could impact reimbursement of and demand for our tests. Many of our present and potential competitors have widespread brand recognition and substantially greater financial and technical resources and development, production and marketing capabilities than we do. Others may develop lower-priced tests that could be viewed by physicians and payors as functionally equivalent to our tests, or offer tests at prices designed to promote market penetration, which could force us to lower the list prices of our tests and impact our operating margins and our ability to achieve sustained profitability. Some competitors have developed tests cleared or approved for marketing by the FDA. There may be a marketing differentiation or perception that an FDA-cleared or approved test is more desirable than Oncotype tests, which are LDTs, and that may discourage adoption of and reimbursement for our tests. If we are unable to compete successfully against current or future competitors, we may be unable to increase market acceptance for and sales of our tests, which could prevent us from increasing or sustaining our revenues or achieving sustained profitability and could cause the market price of our common stock to decline.

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

In the past, we have entered into clinical trial collaborations with highly regarded organizations in the cancer field. Our success in the future depends in part on our ability to enter into agreements with other leading cancer organizations. This can be difficult due to internal and external constraints placed on these organizations. Some organizations may limit the number of collaborations they have with any one company so as to not be perceived as biased or conflicted. Organizations may also have insufficient administrative and related infrastructure to enable collaborations with many companies at once, which can prolong the time it takes to develop, negotiate and implement collaboration. Additionally, organizations often insist on retaining the rights to publish the clinical data resulting from the collaboration. We have found the publication of clinical data in peer-reviewed journals to be a crucial step in commercializing and obtaining reimbursement for tests such as ours, and our inability to control when, if ever, results are published may delay or limit our ability to derive sufficient revenues from any product that may result from a collaboration.

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

In December 2014, the USPTO published revised guidelines for patent examiners to apply when examining process claims for patent eligibility in view of several recent Supreme Court decisions, including Mayo Collaborative Services v. Prometheus Laboratories, Inc., Association for Molecular Pathology v. Myriad Genetics, Inc., and Alice Corporation Pty. Ltd. V. CLS Bank International, et al. The guidance indicates that claims directed to a law of nature, a natural phenomenon, or an abstract idea that do not meet the eligibility requirements should be rejected as non-statutory, patent ineligible subject matter. While these guidelines may be subject to review and modification by the USPTO over time, we cannot assure you that our patent portfolio will not be negatively impacted by the decisions described above, rulings in other cases or changes in guidance or procedures issued by the USPTO.

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

We have in the past, and may in the future, receive notices of claims of infringement and misappropriation or misuse of other parties’ proprietary rights and may from time to time receive additional notices. Some of these claims may lead to litigation. We cannot assure you that we will prevail in such actions, or that other actions alleging misappropriation or misuse by us of third-party trade secrets, alleging infringement by us of third-party patents and trademarks or challenging the validity of our patents, will not be asserted or prosecuted against us. If there is a successful claim of infringement against us, we may be required to pay substantial damages (including treble damages if that infringement were found to be willful) to the party claiming infringement, develop non-infringing technology, stop selling our tests or using technology that contains the allegedly infringing intellectual property or enter into royalty or license agreements that may not be available on acceptable or commercially practical terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis could harm our business.

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

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Amended and Restated Genomic Health, Inc. 2005 Stock Incentive Plan (incorporated by reference filed together with the Company’s definitive proxy statement on Schedule 14A, filed on April 25, 2019).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1#	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
32.2#	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
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

GENOMIC HEALTH, INC.

Date: August 6, 2019	By:	/s/ Kimberly J. Popovits
Kimberly J. Popovits
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2019	By:	/s/ G. Bradley Cole
G. Bradley Cole
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)