Form 10-Q
period 2019-09-30
GENOMIC HEALTH INC
filed 2019-10-30
CIK 1131324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 37,587,598 as of October 28, 2019.

GENOMIC HEALTH, INC.

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

GENOMIC HEALTH, INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$71,961	$61,645
Short-term marketable securities	203,474	148,149
Accounts receivable	55,875	51,531
Prepaid expenses and other current assets	13,726	13,511
Total current assets	345,036	274,836
Property and equipment, net	46,491	39,532
Operating lease right-of-use assets	50,082	—
Long-term marketable securities	—	4,066
Other assets	18,802	15,938
Total assets	$460,411	$334,372
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,431	$8,849
Accrued compensation and employee benefits	31,934	34,457
Accrued expenses and other current liabilities	14,743	15,870
Current portion of operating lease liabilities	4,530	—
Other current liabilities	262	600
Total current liabilities	57,900	59,776

Operating lease liabilities	50,786	—
Other liabilities	2,352	4,436
Commitments and contingencies
Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	538,083	506,679
Accumulated other comprehensive income (loss)	42	(87)
Accumulated deficit	(188,755)	(206,325)
Treasury stock, at cost	—	(30,110)
Total stockholders’ equity	349,373	270,160
Total liabilities and stockholders’ equity	$460,411	$334,372

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Product revenues	$114,355	$101,258	$337,252	$289,502
Contract revenues	—	—	12	—
Total revenues	114,355	101,258	337,264	289,502
Operating expenses:
Cost of product revenues	18,709	15,518	53,391	48,635
Research and development	16,457	15,433	46,828	47,552
Selling and marketing	39,910	40,051	129,898	122,143
General and administrative	20,233	18,498	61,064	56,702
Total operating expenses	95,309	89,500	291,181	275,032
Income from operations	19,046	11,758	46,083	14,470
Interest income	1,389	676	3,874	1,492
Unrealized (loss) gain on equity securities	(1,239)	127	(1,091)	1,538
Other (expense) income, net	(296)	39	(373)	101
Income before income taxes	18,900	12,600	48,493	17,601
Income tax expense	206	375	813	834
Net income	$18,694	$12,225	$47,680	$16,767
Basic net income per share	$0.50	$0.34	$1.29	$0.47
Diluted net income per share	$0.48	$0.32	$1.23	$0.45
Shares used in computing basic net income per share	37,411	35,925	37,088	35,558
Shares used in computing diluted net income per share	38,958	38,026	38,746	37,044

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$18,694	$12,225	$47,680	$16,767
Other comprehensive income:
Unrealized gain (loss), net, on available-for-sale marketable securities, net of tax of $0 for the three and nine months ended September 30, 2019 and 2018, respectively	(74)	15	129	64
Comprehensive income	$18,620	$12,240	$47,809	$16,831

See accompanying notes.

GENOMIC HEALTH, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Three Months Ended September 30, 2019
				Accumulated
			Additional	Other		Treasury	Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stock	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	at Cost	Equity
Balance at June 30, 2019	37,267	$3	$524,551	$116	$(207,449)	$—	$317,221
Issuance of common stock upon exercise of stock options for cash and vesting of restricted stock units, net of taxes	278	—	6,974	—	—	—	6,974
Issuance of restricted stock to directors in lieu of fees	1	—	75	—	—	—	75
Stock-based compensation expense related to employee stock options, restricted stock units and employee stock purchase plan	—	—	6,483	—	—	—	6,483
Net income	—	—	—	—	18,694	—	18,694
Unrealized loss on investments, net of tax	—	—	—	(74)	—	—	(74)
Balance at September 30, 2019	37,546	$3	$538,083	$42	$(188,755)	$—	$349,373

	Three Months Ended September 30, 2018
				Accumulated
			Additional	Other		Treasury	Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stock	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	at Cost	Equity
Balance at June 30, 2018	35,838	$3	$482,835	$(65)	$(227,460)	$(30,110)	$225,203
Issuance of common stock upon exercise of stock options for cash and vesting of restricted stock units, net of taxes	165	—	3,123	—	—	—	3,123
Issuance of restricted stock to directors in lieu of fees	1	—	50	—	—	—	50
Stock-based compensation expense related to employee stock options, restricted stock units and employee stock purchase plan	—	—	5,401	—	—	—	5,401
Net income	—	—	—	—	12,225	—	12,225
Unrealized gain on investments, net of tax	—	—	—	15	—	—	15
Balance at September 30, 2018	36,004	$3	$491,409	$(50)	$(215,235)	$(30,110)	$246,017

GENOMIC HEALTH, INC.

Consolidated Statements of Stockholders’ Equity-Continued

(In thousands)

(Unaudited)

	Nine Months Ended September 30, 2019
				Accumulated
			Additional	Other		Treasury	Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stock	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	at Cost	Equity
Balance at December 31, 2018	36,407	$3	$506,679	$(87)	$(206,325)	$(30,110)	$270,160
Issuance of common stock upon exercise of stock options for cash and vesting of restricted stock units, net of taxes	1,065	—	8,803	—	—	—	8,803
Issuance of common stock upon settlement of employee stock purchase plan	71	—	3,156	—	—	—	3,156
Issuance of restricted stock to directors in lieu of fees	3	—	175	—	—	—	175
Stock-based compensation expense related to employee stock options, restricted stock units and employee stock purchase plan	—	—	19,270	—	—	—	19,270
Retirement of treasury stock	—	—	—	—	(30,110)	30,110	—
Net income	—	—	—	—	47,680	—	47,680
Unrealized gain on investments, net of tax	—	—	—	129	—	—	129
Balance at September 30, 2019	37,546	$3	$538,083	$42	$(188,755)	$—	$349,373

	Nine Months Ended September 30, 2018
				Accumulated
			Additional	Other		Treasury	Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stock	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	at Cost	Equity
Balance at December 31, 2017	35,049	$3	$464,637	$(294)	$(245,945)	$(30,110)	$188,291
Cumulative effect of change in accounting policies (1)	—	—	—	180	13,943	—	14,123
Issuance of common stock upon exercise of stock options for cash and vesting of restricted stock units, net of taxes	852	—	8,333	—	—	—	8,333
Issuance of common stock upon settlement of employee stock purchase plan	99	—	2,547	—	—	—	2,547
Issuance of restricted stock to directors in lieu of fees	4	—	150	—	—	—	150
Stock-based compensation expense related to employee stock options, restricted stock units and employee stock purchase plan	—	—	15,742	—	—	—	15,742
Net income	—	—	—	—	16,767	—	16,767
Unrealized gain on investments, net of tax	—	—	—	64	—	—	64
Balance at September 30, 2018	36,004	$3	$491,409	$(50)	$(215,235)	$(30,110)	$246,017

(1)	Effective January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10) and ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and subsequent related updates

See accompanying notes.

GENOMIC HEALTH, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Operating activities
Net income	$47,680	$16,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,874	9,348
Employee stock-based compensation	19,270	15,742
Write-off of previously capitalized software costs	—	2,347
Impairment of long-lived assets	—	2,095
Loss on disposal of property and equipment	747	23
Outside director restricted stock awarded in lieu of fees	175	150
Gain on sale of corporate debt securities	(13)	—
Unrealized net (gain) loss on revaluation of equity investments	1,091	(1,538)
Write-off of convertible promissory note	—	1,329
Changes in assets and liabilities:
Accounts receivable	(4,344)	(6,269)
Prepaid expenses and other assets	1,446	1,168
Accounts payable	(2,460)	5,919
Accrued compensation and employee benefits	(2,523)	4,179
Accrued expenses and other liabilities	(3,944)	726
Deferred revenues	(121)	—
Net cash provided by operating activities	66,878	51,986
Investing activities
Purchases of property and equipment	(15,995)	(6,953)
Purchases of marketable securities	(224,906)	(116,529)
Maturities of marketable securities	149,224	86,925
Proceeds from sales of corporate debt securities	23,305	—
Other investments	—	(2,500)
Net cash used in investing activities	(68,372)	(39,057)
Financing activities
Proceeds from issuance of common stock under stock plans	24,128	15,989
Withholding taxes related to restricted stock units net share settlement	(12,169)	(5,109)
Payments on finance lease liabilities	(155)	—
Net cash provided by financing activities	11,804	10,880
Net increase in cash, cash equivalents and restricted cash	10,310	23,809
Cash, cash equivalents and restricted cash at the beginning of period	61,917	45,708
Cash, cash equivalents and restricted cash at the end of period	$72,227	$69,517
Non-cash investing and financing activities
Accrued purchases of property and equipment	$2,072	$900
Change in fair value of investments	$(1,091)	$209

See accompanying notes.

GENOMIC HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

Merger Agreement

On July 28, 2019, the Company, Exact Sciences Corporation, a Delaware corporation (“Exact Sciences”) and Spring Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of Exact Sciences (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other things, Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Exact Sciences, subject to the terms and conditions of the Merger Agreement. The boards of directors of both the Company and Exact Sciences have unanimously approved the transaction. The completion of the Merger is subject to customary conditions, including, among others, the approval of the Merger by the Company’s stockholders, the absence of any order or law that has the effect of enjoining or otherwise prohibiting the completion of the Merger, each party’s representations and warranties being true and correct as of the closing, generally to a “Material Adverse Effect” standard, and the approval for listing of the shares of Exact Sciences common stock forming part of the merger consideration on the Nasdaq Stock Market and the effectiveness of a registration statement on Form S-4 with respect to such Exact Sciences common stock. and the approval for listing of the shares of Exact Sciences common stock forming part of the merger consideration on the Nasdaq Stock Market. Pursuant to the Merger Agreement, and subject to the terms and conditions contained therein, upon the closing of the Merger, each share of the Company’s common stock outstanding immediately prior to the closing of the Merger (other than shares owned by the Company or by Exact Sciences, any of its subsidiaries, any of the Company’s subsidiaries or holders of the Company’s common stock, if any, who properly exercise their appraisal rights under the General Corporation Law of the State of Delaware) will be converted into the right to receive (a)$27.50 in cash, without interest, and (b) a number of shares of common stock of Exact Sciences equal to (i) 0.36854, if the average of the volume-weighted average prices per share of Exact Sciences common stock on the Nasdaq Stock Market for each of the fifteen consecutive trading days ending immediately prior to the closing date (the “measurement price”) is equal to or greater than $120.75, (ii) an amount equal to the quotient obtained by dividing $44.50 by the measurement price if the measurement price is greater than $98.79 but less than $120.75, and (iii) 0.45043, if the measurement price is equal to or less than $98.79, less any applicable withholding taxes.

Principles of Consolidation

The accompanying condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. The Company had two wholly-owned subsidiaries at September 30, 2019: Genomic Health International Holdings, LLC, which was established in Delaware in 2010 and supports the Company’s international sales and marketing efforts; and Oncotype Laboratories, Inc., which was established in 2012, and is inactive. Genomic Health International Holdings, LLC has eight wholly-owned subsidiaries. The functional currency for the Company’s wholly-owned subsidiaries incorporated outside the United States is the U.S. dollar. All significant intercompany balances and transactions have been eliminated.

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

Basis of Presentation and Use of Estimates

The accompanying interim period condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated balance sheet as of September 30, 2019, condensed consolidated statements of operations, comprehensive income and stockholders’ equity for the three and nine months ended September 30, 2019 and 2018, and the condensed consolidated statements cash flows are unaudited for nine months ended September 30, 2019 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2018 has been derived from audited financial statements, but it does not include certain information and notes required by GAAP for complete consolidated financial statements.

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

During the first quarter of 2019, the Company adopted new accounting guidance related to leases which is described below. There have been no other significant changes in the Company’s accounting policies during the three and nine months ended September 30, 2019 as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended December 31, 2018.

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

The Company is also subject to credit risk from its accounts receivable related to its product sales. The majority of the Company’s accounts receivable arise from product sales in the United States. Reimbursement on behalf of patients covered by Medicare accounted for 24% of the Company’s product revenues for each of the three and nine months ended September 30, 2019 and 23% and 24% for the three and nine months ended September 30, 2018, respectively. Accounts receivable on behalf of patients directly covered by Medicare represented 13% and 17% of the Company’s total accounts receivable at September 30, 2019 and December 31, 2018, respectively. No other third party payor represented more than 10% of the Company’s product revenues or accounts receivable balances for these periods.

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

As of September 30, 2019, the carrying value of the preferred stock of Epic Sciences, Inc. (“Epic Sciences”) was $10.8 million. The Company did not adjust the carrying value of the preferred stock during the three and nine months ended September 30, 2019.

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

Derivative Financial Instruments

The Company hedges a portion of its foreign currency exposure related to outstanding monetary assets and liabilities using foreign currency forward contracts. The foreign currency forward contracts are included in prepaid and other current assets or in accrued liabilities, depending on the contracts’ net position. These contracts are not designated as hedges, and as a result, the increased changes in their fair value of $378,000 and $429,000 for the three and nine months ended September 30, 2019 respectively, are recorded in other (expense) income, net. As of September 30, 2019 and December 31, 2018, the Company had foreign currency forward contracts with notional amounts of $16.4 million and $17.1 million, respectively.

Impairment of Long Lived Assets

The Company reviews long lived assets, which include property and equipment, intangible assets and investments in privately held companies, for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. For property and equipment and intangible assets, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using undiscounted cash flows. For investments in non-marketable equity securities, evidence of impairment might include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. If the fair value of the investment is determined to be less than the carrying value, the asset is written down to its fair value. During the nine months ended September 30, 2019, the Company wrote off $4.0 million of property and equipment due to disposal activities, incurring a loss of $747,000. During the nine months ended September 30, 2018 the Company wrote off $2.1 million and $2.3 million of previously capitalized equipment and software development costs, respectively, due to disposal activities.

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

The following table presents the Company’s product revenues disaggregated by revenue source:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	United States	Outside of the United States	Total	United States	Outside of the United States	Total
2019	(In thousands)
Invasive breast cancer test	$82,359	$18,861	$101,220	$244,341	$54,378	$298,719
Prostate cancer test	9,384	59	9,443	27,472	201	27,673
Other	3,587	105	3,692	10,552	308	10,860
Total product revenues	95,330	19,025	114,355	282,365	54,887	337,252
Contract revenues	—	—	—	12	—	12
Total revenues	$95,330	$19,025	$114,355	$282,377	$54,887	$337,264

2018
Invasive breast cancer test	$76,748	$15,315	$92,063	$220,141	$42,951	$263,092
Prostate cancer test	6,926	71	6,997	19,462	152	19,614
Other	2,073	125	2,198	6,451	345	6,796
Total revenues	$85,747	$15,511	$101,258	$246,054	$43,448	$289,502

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Numerator:
Net income	$18,694	$12,225	$47,680	$16,767
Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic net income per share	37,411	35,925	37,088	35,558
Effect of dilutive securities:
Options to purchase common stock	1,225	1,555	1,325	1,046
Restricted stock units	305	522	327	417
ESPP	17	24	6	23
Total	1,547	2,101	1,658	1,486
Weighted-average shares of common stock outstanding used in the calculation of diluted net income per share	38,958	38,026	38,746	37,044
Basic net income per share	$0.50	$0.34	$1.29	$0.47
Diluted net income per share	$0.48	$0.32	$1.23	$0.45

The Company excluded stock awards of 376,000 and 486,000 for the three and nine months ended September 30, 2019, respectively, from the computation of diluted net income per share because their effect was anti-dilutive.

The Company excluded stock awards of 65,000 and 547,000 for the three and nine months ended September 30,2018, respectively, from the computation of diluted net income per share because their effect was anti-dilutive.

Note 4. Cash and Cash Equivalents, Restricted Cash, and Marketable Securities

The following tables set forth the Company’s cash and cash equivalents, restricted cash, and marketable securities as of the dates indicated:

	September 30,	December 31,
	2019	2018
	(In thousands)
Cash, cash equivalents, and restricted cash
Cash	$68,193	$49,046
Money market deposits	3,768	10,364
Commercial paper	—	2,235
Restricted cash (1)	266	272
Total cash, cash equivalents and restricted cash	72,227	61,917
Marketable securities
U.S. Treasury securities	174,488	—
Commercial paper	4,497	70,162
Corporate debt securities	22,677	78,981
Corporate equity securities	1,812	3,072
Total marketable securities	203,474	152,215
Total cash and cash equivalents, restricted cash and marketable securities	$275,701	$214,132

(1)	Restricted cash is included in Other assets on the consolidated balance sheets.

The following tables summarize the Company’s available-for-sale securities that are measured at fair value as of the dates indicated:

	September 30, 2019
	Cost or	Gross	Gross	Total
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$174,479	$40	$(31)	$174,488
Commercial paper	4,497	—	—	4,497
Corporate debt securities	22,644	33	—	22,677
Total	$201,620	$73	$(31)	$201,662

	December 31, 2018
	Cost or	Gross	Gross	Total
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Commercial paper	$72,455	$—	$(58)	$72,397
Corporate debt securities	79,009	18	(46)	78,981
Total	$151,464	$18	$(104)	$151,378

The following table provides the breakdown of the available-for-sale marketable securities with unrealized losses as of the dates indicated:

	In a Loss Position for
	Less Than 12 Months
	Gross
	Unrealized	Estimated
	Losses	Fair Value
	(In thousands)
As of September 30, 2019:
U.S Treasury securities	$(31)	$75,777
Total	$(31)	$75,777
As of December 31, 2018:
Commercial paper	$(58)	$59,423
Corporate debt securities	(46)	37,608
Total	$(104)	$97,031

The following table provides the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	September 30, 2019		December 31, 2018
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Due in one year or less	$201,620	$201,662	$147,398	$147,312
Due in more than one year but less than five years	—	—	4,066	4,066
Total	$201,620	$201,662	$151,464	$151,378

Marketable Equity Securities

In December 2017, the Company invested €3.4 million or $4.0 million in 270,000 shares of the common stock of Biocartis N.V. (Biocartis), a public company listed on the Euronext exchange. This corporate equity security investment was accounted for as an available-for-sale marketable security and valued at €1.7 million or $1.8 million and €2.7 million or $3.1 million at September 30, 2019 and December 31, 2018, respectively. During the three and nine months ended September 30, 2019, the Company recorded unrealized losses relating to changes in fair value of $1.2 million and $1.1 million and foreign currency revaluation losses of $146,000 and $169,000, respectively, in other (expense) income, net. During the three and nine months ended September 30, 2018, the Company recorded unrealized gains relating to changes in fair value of $127,000 and $345,000 and foreign currency revaluation gains of $42,000 and losses of $50,000, respectively, in other (expense) income, net.

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

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis at either September 30, 2019 or December 31, 2018. The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018 by level within the fair value hierarchy:

	Actively Quoted	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance at
	Assets	Inputs	Inputs	September 30,
	Level 1	Level 2	Level 3	2019
	(In thousands)
As of September 30, 2019:
Assets
Money market deposits	$3,768	$—	$—	$3,768
U.S. Treasury securities	—	174,488	—	174,488
Commercial paper	—	4,497	—	4,497
Corporate debt securities	—	22,677	—	22,677
Corporate equity securities	1,812	—	—	1,812
Foreign exchange derivative instruments		17		17
Total	$5,580	$201,679	$—	$207,259

	Actively Quoted	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance at
	Assets	Inputs	Inputs	December 31,
	Level 1	Level 2	Level 3	2018
	(In thousands)
As of December 31, 2018:
Assets
Money market deposits	$10,364	$—	$—	$10,364
Commercial paper	—	72,397	—	72,397
Corporate debt securities	—	78,981	—	78,981
Corporate equity securities	3,072	—	—	3,072
Total	$13,436	$151,378	$—	$164,814
Liabilities
Foreign exchange derivative instruments	$—	$135	—	$135
Total	$—	$135	$—	$135

The Company’s U.S. Treasury securities, commercial paper and corporate debt securities are classified as Level 2 as they are valued using multi-dimensional relational pricing models that use observable market inputs, including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data. Not all inputs listed are available for use in the evaluation process on any given day for each security evaluation. In addition, market indicators and industry and economic events are monitored and may serve as a trigger to acquire further corroborating market data. The Company’s corporate equity securities are classified as Level 1. There were no transfers between Level 1 and Level 2 categories during the nine months ended September 30, 2019.

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

Under the collaboration agreement, in 2016 and 2017, the Company invested $7.5 million in subordinated convertible promissory notes of Epic Sciences that converted into 14,858,403 shares of Epic Sciences preferred stock in March 2017. The subordinated convertible promissory notes had been recognized at fair value, which the Company estimated to be approximately $7.1 million while the difference of $375,000 was deferred as of December 31, 2017 and has been recognized as an additional cost of purchases of Oncotype DX AR-V7 Nucleus Detect tests, which the Company believes would be at a discount to fair value. In June 2018, the Company invested an additional $2.5 million and received 3,400,435 additional shares of Epic Sciences preferred stock.

Additional terms of the original agreement included the Company’s obligation to pay Epic Sciences $4.0 million upon achievement of certain milestones. In December 2018 and January 2019, the milestones were achieved and, the Company recorded the payments of $2.0 million for each in other assets, which are being recognized as cost of product revenue over the term of the agreement, which is through June 2026.

Biocartis

In September 2017, the Company entered into an exclusive license and development agreement with Biocartis, N.V,, or Biocartis, a molecular diagnostics company based in Belgium, to develop and commercialize an in vitro diagnostic (“IVD”) version of the Oncotype DX breast cancer test on Biocartis’ Idylla platform that can be performed locally by laboratory partners and in hospitals around the world. Under the terms of the license and development agreement, the Company has an exclusive, worldwide, royalty-bearing license to develop and commercialize an IVD version of the Oncotype DX breast cancer test on the Biocartis Idylla platform, and an option to expand the collaboration to include additional tests in oncology and urology. The Company has primary responsibility for developing, validating and obtaining regulatory authorizations and registrations for IVD Oncotype DX tests to be performed on the Idylla platform. The Company is also responsible for manufacturing and commercialization activities with respect to such tests.

In December 2017, the Company purchased 270,000 ordinary shares of Biocartis at the market price of €12.50 for a total cost of €3.4 million or $4.0 million. The investment has been recognized at fair value of $1.8 million and $3.1 million at September 30, 2019 and December 31, 2018, respectively.

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

Additional terms of the license and development agreement include the Company’s obligation to pay Biocartis an aggregate of €3.5 million in cash upon achievement of certain milestones and €2.0 million for the expansion of the collaboration to include additional tests in oncology. In addition, the Company will pay royalties based primarily on the future revenues based on sales volumes of the Company’s test performed on the Idylla platform.

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

In March 2019, the Company considered that it is reasonably certain that the Company will exercise the option to extend the lease term of leases for its office and laboratory facilities in Redwood City, California. The Company included the extended term of 5 years and remeasured the ROU assets and lease liabilities for the related leases. The remeasurement resulted in the recognition of $34.0 million of ROU assets and lease liabilities.

During the nine months ended September 30, 2019, the Company entered into new operating leases for office facilities and recognized ROU assets and liabilities of $3.1 million, respectively. The following table represents the Company’s ROU assets and lease liabilities and the balance sheet classification at September 30, 2019:

		September 30, 2019
Lease activity	Balance sheet classification	(In thousands)
Operating lease
Operating lease ROU assets	Operating lease right-of-use assets	$50,082

Operating lease liabilities - current portion	Current portion of operating lease liabilities	$4,530
Operating lease liabilities - non-current portion	Operating lease liabilities	50,786
Total operating lease liabilities		$55,316

Finance leases
Finance lease ROU assets	Other assets	$299

Finance lease liabilities - current portion	Other current liabilities	$213
Finance lease liabilities - non-current portion	Other liabilities	91
Total finance lease liabilities		$304

The following table represents lease costs and other lease information. The table does not include short-term lease cost which is immaterial to the Company’s condensed statement of operations.

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
	(In thousands)
Lease cost
Operating lease cost	$2,272	$6,370
Finance lease cost:
Amortization of right-of-use assets	52	158
Interest on lease liabilities	4	13
Variable lease cost	410	1,232
Total lease cost	$2,738	$7,773

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
	(In thousands)
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,977	$5,627
Operating cash flows from finance leases	4	13
Financing cash flows from finance leases	52	155

Right-of-use assets obtained in exchange for new operating lease liabilities	—	55,003
Right-of-use assets obtained in exchange for new finance lease liabilities	—	457

		September 30, 2019

Weighted-average remaining lease term — operating leases		7.5 years
Weighted-average remaining lease term — finance leases		1.4 years

Weighted-average discount rate — operating leases		5.9%
Weighted-average discount rate — finance leases		4.5%

Maturities of lease liabilities were as follows:

	Operating	Finance
	lease payments	lease payments
	(In thousands)
Years Ending December 31,
2019 (remainder of year)	$1,715	$55
2020	7,832	221
2021	8,475	37
2022	8,861	—
2023	9,956	—
2024 and thereafter	32,755	—
Total lease payments	$69,594	$313
Less imputed interest	(14,278)	(9)
Total lease liabilities	$55,316	$304

Operating lease payments include $48.2 million related to options to extend lease terms that are reasonably certain of being exercised.

In October 2019, the Company entered into an operating lease with future lease payments of $5.8 million that are not reflected in the table above. The lease commenced in October 2019 with a non-cancelable lease term of 8.5 years.

In October 2019, the Company executed amendments to extend the lease term of certain leases for its office and laboratory facilities in Redwood City, California. The Company included the extended term of 6 to 7 years and remeasured the ROU assets and lease liabilities for the related leases. The remeasurement resulted in the recognition of $16.6 million of ROU assets and lease liabilities.

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

Note 8.  Stock-Based Compensation

Stock Options

The following table summarizes the activities for stock options for the nine months ended 2019:

			Weighted-Average
	Outstanding Options		Remaining	Aggregate
	Number of	Weighted-Average	Contractual	Intrinsic
	Shares	Exercise Price	Life	Value
	(In thousands)		(In years)	(In thousands)
Balance at December 31, 2018	3,083	$29.03
Options granted	379	$69.30
Options exercised	(813)	$25.80
Options forfeited	(32)	$41.80
Options expired	(1)	$17.18
Balance at September 30, 2019	2,616	$35.72	6.9	$85,401
Exercisable at September 30, 2019	1,671	$29.92	6.1	$63,310
Vested and expected to vest at September 30, 2019	2,553	$35.36	6.3	$84,177

Restricted Stock Units

The following table summarizes the activities for restricted stock units (“RSU”s) for the nine months ended September 30, 2019:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
	(In thousands)
Balance at December 31, 2018	843	$31.70
RSUs granted	311	$73.75
RSUs vested (1)	(404)	$30.62
RSUs cancelled	(52)	$46.51
Balance at September 30, 2019	698	$49.97

(1)	Includes 148,742 shares withheld to cover taxes.

Restricted Stock in Lieu of Directors’ Fees

Outside members of the Company’s Board of Directors may elect to receive fully-vested restricted stock in lieu of cash compensation for services as a director. During the nine months ended September 30, 2019, the Company issued 2,792 shares of restricted stock to outside directors, with a grant date fair value of $175,000 and a weighted-average grant date fair value of $62.53 per share.

Employee Stock Purchase Plan

During the nine months ended September 30, 2019, 71,054 shares were issued pursuant to the Employee Stock Purchase Plan (“ESPP”). As of September 30, 2019, there was $310,000 of unrecognized compensation expense related to the ESPP, which is expected to be recognized over a period of two months.

Employee Stock-Based Compensation Expense

The Company recognized employee stock-based compensation expense of $6.5 million and $19.3 million for the three and nine months ended September 30, 2019, respectively.

Note 9.  Segment Information

The Company operates in one business segment, which primarily focuses on the development and global commercialization of genomic-based clinical laboratory services that analyze the underlying biology of cancer, allowing physicians and patients to make individualized treatment decisions. The Company’s Oncotype DX breast, colon and prostate cancer tests have similar economic and other characteristics, including the nature of the products and production processes, type of customers, distribution methods and regulatory environment. As of September 30, 2019, the majority of the Company’s product revenues have been derived from sales of one product, the Oncotype DX breast cancer test.

The following table summarizes total revenue from customers by geographic region. Product revenues are attributed to countries based on ship-to location.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
United States	$95,330	$85,747	$282,377	246,054
Outside of the United States	19,025	15,511	54,887	43,448
Total revenues	$114,355	$101,258	$337,264	$289,502

Note 10.  Income Taxes

The Company recognized income tax expense of $206,000 and $813,000 for the three and nine months ended September 30, 2019 and $375,000 and $834,000 for the three and nine months ended September 30, 2018, respectively, which was computed using the “discrete” (or “cut-off”) method. The income tax expense for the three and nine months ended September 30, 2019 and 2018 was primarily comprised of foreign income tax expense.

Based on all available objective evidence, the Company believes that it is more likely than not that its deferred tax assets will not be fully realized. Accordingly, the Company maintains a valuation allowance against all of its deferred tax assets as of both September 30, 2019 and December 31, 2018. Because of the Company’s recent history of recognizing operating income, the Company is continually reassessing the likelihood of realizing its deferred tax assets. Should the Company determine in a future period that the realization of those assets is more likely than not, based on all available evidence, both positive and negative, that change in assessment would result in a reversal of some or all of the recorded valuation allowance which would have a significant impact to that period’s provision for income taxes and net income.

The Company had $7.2 million and $6.4 million of unrecognized tax benefits at September 30, 2019 and December 31, 2018, respectively. The Company does not anticipate a material change to its unrecognized tax benefits over the next 12 months that would affect its effective tax rate. Unrecognized tax benefits may change during the next 12 months for items that arise in the ordinary course of business.

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

There were no restructuring costs during the three and nine months ended September 30, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward looking statements. These are statements that relate to future periods and include the effect of the announcement or pendency of the proposed acquisition by Exact Sciences Corporation, or Exact Sciences, of Genomic Health, or the Merger, on our business relationships, operating results and business; the failure to complete the proposed Merger in a timely manner or at all and the effects of such failure on our business, financial condition, operating results and stock price; the limitations on our ability to pursue alternative transactions pursuant to the provisions of the merger agreement; the potential outcome of litigation with respect to the Merger, statements about our expectation that, for the foreseeable future, a significant amount of our revenues will be derived from our Oncotype DX invasive breast cancer test; the factors that may impact our financial results; our ability to achieve sustained profitability; our business strategy and our ability to achieve our strategic goals; our expectations regarding product revenues and the sources of those revenues; the amount of future revenues that we may derive from Medicare patients or categories of patients; our belief that we may become more dependent on Medicare reimbursement in the future; our plans to pursue reimbursement on a case-by-case basis; our ability, and expectations as to the amount of time it will take, to achieve reimbursement from third-party payors and government insurance programs for new indications of tests, new tests or in new markets; the potential impact of changes in reimbursement levels for our tests; our expectations regarding our international expansion and opportunities; the potential effects of foreign currency exchange rate fluctuations and our efforts to hedge such effects; our beliefs with respect to the benefits and attributes of our tests or collaborations or tests we may seek to develop or collaborate on in the future; the factors we believe drive demand for our tests and our ability to sustain or increase such demand; our success in increasing patient and physician demand as a result of our direct sales approach and our salesforce’s capacity to sell our tests; plans for, and the timeframe for the development or commercial launch of future tests, test enhancements or new technologies; the factors that we believe will drive reimbursement and the establishment of coverage policies; the capacity of our clinical reference laboratory to process tests and our expectations regarding capacity; our dependence on collaborative relationships to develop tests and the success of those relationships; whether any additional tests will result from our collaborations or license agreements; the applicability of clinical results to actual outcomes; our estimates and assumptions with respect to disease incidence and potential market opportunities; the occurrence, timing, outcome or success of clinical trials or studies; our expectations regarding timing of the announcement or publication of research results; the benefits of our technology platform; the economic benefits of our tests to the healthcare system; the ability of our tests to impact treatment decisions; our beliefs regarding our competitive position; our expectations regarding new and future technologies, including non-invasive test technology, and their potential benefits; our belief that multi gene analysis provides superior analytical information; our beliefs regarding the benefits of genomic analysis in various patient populations; our expectations regarding our research and development, general and administrative and sales and marketing expenses and our anticipated uses of our funds; our expectations regarding capital expenditures; our ability to comply with the requirements of being a public company; our expectations regarding billing and collections; our ability to attract and retain experienced personnel; the adequacy of our insurance; our anticipated cash needs and our estimates regarding our capital requirements; our expected future sources of cash; our compliance with federal, state and foreign regulatory requirements; the potential impact resulting from the regulation of our tests by the U.S. Food and Drug Administration, or FDA, and other similar non-U.S. regulators; our belief that our tests are properly regulated under the Clinical Laboratory Improvement Amendments of 1988, or CLIA; the impact of new or changing policies, regulation or legislation, or of judicial decisions, on our business and reimbursement for our tests; the impact of seasonal fluctuations on our business; our belief that we have taken reasonable steps to protect our intellectual property; the impact of changing interest rates; our beliefs regarding unrecognized tax benefits or our valuation allowance; the impact of accounting pronouncements and our critical accounting policies, judgments, estimates, models and assumptions on our financial results; the impact of the economy on our business, patients and payors; and anticipated trends and challenges in our business and the markets in which we operate.

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

In 2004, we launched our first Oncotype DX test, which is used to predict the likelihood of cancer recurrence and the likelihood of chemotherapy benefit in early stage invasive breast cancer patients. In 2010, we launched our second Oncotype DX test, the first multigene expression test developed to assess risk of recurrence in stage II colon cancer patients. In late 2011, we made Oncotype DX available for patients with DCIS, a pre-invasive form of breast cancer. In 2012, we extended our offering of the Oncotype DX colon cancer test to patients with stage III disease treated with oxaliplatin-containing adjuvant therapy. In 2013, we launched our Oncotype DX prostate cancer test, which is used to predict disease aggressiveness in men with low and intermediate risk disease. In February 2018, the Oncotype DX AR-V7 Nucleus Detect test for men with metastatic castration-resistant prostate cancer, or mCPRC, which is offered through our collaboration with Epic Sciences, Inc., or Epic Sciences, became commercially available. As of October 28, 2019, the list price of our Oncotype DX invasive breast cancer and DCIS tests in the United States was $4,620, the list price of our Oncotype DX colon cancer test was $4,420, the list price of our Oncotype DX prostate cancer test was $4,520, and the list price of the Oncotype DX AR-V7 Nucleus Detect test was $4,160. There have been no increases during the three months ended September 30, 2019 to the list prices of our Oncotype DX invasive breast, colon and prostate cancer tests and our DCIS test. The substantial majority of our historical revenues have been derived from the sale of Oncotype DX invasive breast cancer tests ordered by physicians in the United States.

For the three and nine months ended September 30, 2019, more than 39,340 and 115,390 Oncotype test reports were delivered for use in treatment planning, compared to more than 34,810 and 100,840 test reports delivered for the same period in 2018. All of our internally-developed tests are conducted at our clinical reference laboratory in Redwood City,

California, which is accredited under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and certified by the College of American Pathologists, or CAP. The Oncotype DX AR-V7 Nucleus Detect test is performed by Epic Sciences at its clinical reference laboratory in San Diego, California, which is accredited under CLIA and certified by CAP. Our clinical reference laboratory processing capacity is currently approximately 180,000 tests annually, and has expansion capacity with incremental increases in laboratory personnel and equipment. The Oncotype DX breast, colon, and prostate cancer tests analyze different genes. However, all of our tests, excluding Oncotype DX AR-V7 Nucleus Detect, are based on a similar Oncotype DX reverse transcription polymerase chain reaction, or RT-PCR, platform and require both histology and pathology assessments. We believe that we currently have sufficient capacity to process current demand for our tests.

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

In 2014, the Gynecologic Oncology Working Group, or AGO, in Germany first updated their guidelines to recommend Oncotype DX as the only breast cancer gene expression test to predict chemotherapy benefit in early-stage, hormone receptor-positive invasive breast cancer. Additionally, in its updated assessment of breast cancer gene expression profiling tests, the German Institute for Quality and Efficiency in Health Care, or IQWiG, concluded in September 2018 that only the Oncotype DX Breast Recurrence Score test has sufficient evidence to guide breast cancer adjuvant chemotherapy decisions based on the Trial Assigning IndividuaLized Options for Treatment (Rx), or TAILORx, study results. Also, each of the AGO in Germany and the Japan Breast Cancer Society recently updated their guidelines to recommend Oncotype DX as the only breast cancer gene expression test to predict chemotherapy benefit in early-stage, hormone receptor-positive invasive breast cancer. In June 2019, the German Federal Joint Committee, or G-BA, issued a positive reimbursement decision for the Oncotype DX Breast Recurrence Score test, which will provide wide national coverage for patients with early stage, primary N-, hormone receptor positive, HER2-negative breast cancer.

We expect that it will take several years to establish broad coverage and reimbursement for our Oncotype DX breast, colon and prostate cancer tests with payors in countries outside of the United States and there can be no assurance that our efforts will be successful.

Oncotype DX Breast Cancer Tests

We expect to continue to focus substantial resources on pursuing adoption of and reimbursement for our Oncotype DX breast cancer test including through the development of a distributable in vitro diagnostic, or IVD, version of the Oncotype DX breast cancer test, offered on the Biocartis Idylla platform, which we currently anticipate will be available in select European markets beginning in 2020. We believe increased demand for our Oncotype DX breast cancer test resulted from the impact of the Trial Assigning IndividuaLized Options for Treatment (Rx), or TAILORx, results in June 2018, our ongoing commercial efforts, expanded utility for new breast cancer patient groups, continued publication of peer-reviewed articles on studies we sponsored, conducted or collaborated on that support the use of and reimbursement for the test, clinical presentations at major symposia, and the inclusion of our breast cancer test in clinical practice guidelines for, node negative, or N−, estrogen receptor positive, or ER+, invasive disease. However, this increased demand is not necessarily indicative of future growth rates, and we cannot provide assurance that this level of increased demand can be sustained or that publication of articles, future appearances or presentations at medical conferences, increased commercial efforts or expansion of utility to new breast cancer patient groups will have a similar impact on demand for our breast cancer test in the future. Sequential quarterly demand for our breast cancer test may also be impacted by other factors, including the economic environment and seasonal variations that have historically impacted physician office visits, any shift in commercial focus, patient enrollment in Oncotype DX clinical studies and the number of clinical trials in process by cooperative groups or makers of other tests conducting experience studies.

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

Commercial Collaborations

In September 2017, we entered into an exclusive license and development agreement with Biocartis N.V., or Biocartis, a molecular diagnostics company based in Belgium, to develop and commercialize an IVD version of the Oncotype DX breast cancer test on Biocartis' Idylla platform that can be performed locally by laboratory partners and in hospitals around the world. The Idylla platform offers a unique solution in the localization of complex molecular diagnostics. Using the sample-to-answer, real-time PCR-based cartridge of the Idylla platform, we intend to enable local pathology labs to generate Oncotype DX breast recurrence score results. Under the terms of the license and development agreement, we have an exclusive, worldwide, royalty-bearing, license to develop and commercialize an IVD version of our Oncotype DX breast cancer test on Biocartis’ Idylla platform, and an option to expand the collaboration to include additional tests in oncology and urology. We have primary responsibility for developing, validating and registering IVD tests to be performed on the Idylla platform, and are also responsible for manufacturing and commercialization activities with respect to such tests. In November 2018, we signed an addendum to the license and development agreement with Biocartis, exercising our option to expand the collaboration to include urology. We obtained a first right to add an additional test, a non-invasive detection of prostate cancer in a pre-biopsy setting. We did not extend the right of first refusal which expired in May 2019.

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

We are developing an IVD version of the Oncotype DX breast cancer test on Biocartis' Idylla platform that we believe will be able to be performed locally by laboratory partners and in hospitals around the world.

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

As of the date of this report, we have not experienced a loss of principal on any of our short-term marketable securities, and we expect that we will continue to be able to access or liquidate these investments as needed to support our business activities. We periodically monitor the financial position of our significant third-party payors, which include Medicare and managed care companies. As of the date of this report, we do not expect the current economic environment to have a material negative impact on our ability to collect payments from third-party payors in the foreseeable future. We believe the economic environment and changes in the healthcare system continued to impact product payment cycles, growth in tests delivered and product revenue generated during the three and nine months ended September 30, 2019. We intend to continue to assess the impact of the economic environment on our business activities. If the economic environment does not improve or deteriorates, our business including our patient population, government and third-party payors and our distributors and suppliers could be negatively affected, resulting in a negative impact on our product revenues.

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

Recent Development

On July 28, 2019, Genomic Health, Exact Sciences Corporation, a Delaware corporation, or Exact Sciences, and Spring Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of Exact Sciences, or Merger Sub, entered into an Agreement and Plan of Merger, or the Merger Agreement, pursuant to which, among other things, Merger Sub will be merged with and into Genomic Health, or the Merger, with Genomic Health surviving the Merger as a wholly owned subsidiary of Exact Sciences, subject to the terms and conditions of the Merger Agreement. The boards of directors of both Genomic Health and Exact Sciences have unanimously approved the transaction. The completion of the Merger is subject to customary conditions, including, among others, the approval of the Merger by our stockholders, the absence of any order or law that has the effect of enjoining or otherwise prohibiting the completion of the Merger, each party’s representations and warranties being true and correct as of the closing, generally to a “Material Adverse Effect” standard, and the approval for listing of the shares of Exact Sciences common stock forming part of the merger consideration on the Nasdaq Stock Market and the effectiveness of a registration statement on Form S-4 with respect to such Exact Sciences common stock and the approval for listing of the shares of Exact Sciences common stock forming part of the merger consideration on the Nasdaq Stock Market. Pursuant to the Merger Agreement, and subject to the terms and conditions contained therein, upon the closing of the Merger, each share of our common stock outstanding immediately prior to the closing of the Merger (other than shares of our common stock owned by us or by Exact Sciences, any of its subsidiaries, any of our subsidiaries or holders of our common stock, if any, who properly exercise their appraisal rights under the General Corporation Law of the State of Delaware) will be converted into the right to receive (a) $27.50 in cash, without interest, and (b) a number of shares of common stock of Exact Sciences equal to (i) 0.36854, if the average of the volume-weighted average prices per share of Exact Sciences common stock on the Nasdaq Stock Market for each of the fifteen consecutive trading days ending immediately prior to the closing date (the “measurement price”) is equal to or greater than $120.75, (ii) an amount equal to the quotient obtained by dividing $44.50 by the measurement price if the measurement price is greater than $98.79 but less than $120.75, and (iii) 0.45043, if the measurement price is equal to or less than $98.79, less any applicable withholding taxes.

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

Results of Operations

Three and Nine Months Ended September 30, 2019 and 2018

We recognized net income of $18.7 million and $47.7 million for the three and nine months ended September 30, 2019 compared to a net income of $12.2 million and $16.8 million for the three and nine months ended September 30, 2018. On a basic and diluted per share basis, net income per share was $0.50 and $0.48, respectively, for the three months ended September 30, 2019, and $1.29 and $1.23, respectively, for the nine months ended September 30, 2019. On a basic and diluted per share basis, net income per share was $0.34 and $0.32, respectively, for the three months ended September 30, 2018, and $0.47 and $0.45, respectively, for the nine months ended September 30, 2018. We may incur net losses in future periods due to future spending and fluctuations in our business, and we may not achieve or maintain sustained profitability in the future.

Revenues

We derive our revenues primarily from product sales and, in some periods, from contract research arrangements. We operate in one industry segment. As of September 30, 2019, the substantial majority of our product revenues have been derived from the sale of our Oncotype DX breast cancer test. Payors are billed upon generation and delivery of test results to the ordering physician.

Revenues are recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Invasive breast cancer test	$101,220	$92,063	$298,719	$263,092
Prostate cancer test	9,443	6,997	27,673	19,614
Other	3,692	2,198	10,860	6,796
Product revenues	$114,355	$101,258	$337,252	$289,502
Period over period dollar increase in product revenues	$13,097		$47,750
Period over period percentage increase in product revenues	13%		16%

Contract revenues	—	—	12	—
Total revenues	$114,355	$101,258	$337,264	$289,502
Period over period dollar increase in total revenues	$13,097		$47,762
Period over period percentage increase in total revenues	13%		16%

The period over period increases in product revenues resulted primarily from increased adoption of our tests, as well as expanded private and Medicare coverage, collection efficiencies due to process and system improvements and private payor contract renewals. The 13% and 16% increase in product revenues for the three and nine months ended September 30, 2019, respectively, compared to the same period in 2018 includes reimbursement for Oncotype DX AR-V7 Nucleus Detect tests that were delivered in 2018 as well as an increase in the Medicare reimbursement rate and expanded reimbursement from private payors in 2019 for our prostate cancer test.

Test volume increased by 13% and 14%, respectively, for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018. Of the growth in test volume, our U.S. invasive breast cancer and prostate cancer tests increased by 9% and 19%, respectively, for the three months ended September 30, 2019 compared to the same period in 2018. For the nine months ended September 30, 2019 compared to the same period in 2018, test volume of our U.S. invasive breast cancer and prostate cancer tests increased 11% and 18%, respectively.

International product revenue was $19.0 million, or 17% and $54.9 million or 16%, respectively, of product revenues for the three and nine months ended September 30, 2019 compared to $15.5 million, or 15% and $43.4 million or 15%, respectively, of product revenues for the three and nine months ended September 30, 2018. These increases were primarily due to revenue growth in the United Kingdom, Canada, and the Asia-Pacific region offset by the impact of a stronger U.S. dollar compared to the Euro and British pound. International test volume increased by 19% and 23% for the three and nine months ended September 30, 2019 compared to the same periods in 2018.

Product revenues related to Medicare patients for each of the three and nine months ended September 30, 2019 comprised 24% of product revenues compared to 23% and 24% for each of the same periods in 2018. There were no other third-party payors comprising product revenues of 10% or more for those periods.

Cost of Product Revenues

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Cost of product revenues	$18,709	$15,518	$53,391	$48,635
Period over period dollar increase	$3,191		$4,756
Period over period percentage increase	21%		10%

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

The $3.2 million, or 21% increase in the cost of product revenue for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily due to an increase of $1.7 million in other expenses, such as license fees, including payments to Epic Sciences for processing Oncotype DX AR-V7 Nucleus Detect tests, lab supplies, reagents and shipping expenses, which were primarily due to an increase in test volume, an increase of $1.2 million in personnel cost, primarily due to increased salary, bonus and contract labor and an increase in facilities costs of $320,000.

The $4.8 million, or 10% increase in the cost of product revenue for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to an increase of $3.8 million in other expenses, such as license fees, lab supplies, reagents and shipping expenses, which were primarily due to an increase in test volume, an increase of $3.7 million in personnel cost, primarily due to increased salary, bonus, stock-based compensation expense and contract labor, partially offset by a decrease of $2.6 million for a one-time write-off of fixed assets and lab supplies due to our March 2018 cessation of Oncotype SEQ, including Oncotype SEQ Liquid Select test, product development and commercialization activities. Excluding the first quarter 2018 Oncotype SEQ related termination costs, total cost of product revenues for the nine months ended September 30, 2019 would have increased by 16% over expenses in the comparable period in 2018.

We expect the cost of product revenues may increase in future periods to the extent we process more tests.

Research and Development Expenses

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Research and development expenses	$16,457	$15,433	$46,828	$47,552
Period over period dollar increase (decrease)	$1,024		$(724)
Period over period percentage increase (decrease)	7%		(2)%

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

The $1.0 million, or 7%, increase in research and development expenses for the three months ended September 30, 2019 compared to September 30, 2018 was primarily due to a $2.8 million increase in personnel expenses, primarily as a result of increased salary, bonus, and stock-based compensation expense, primarily due to increased headcount, as well as increased contract labor and an increase in facilities costs of $461,000 partially offset by a $2.3 million decrease in collaboration expense resulting from one-time payments in 2018 of a $1.2 million milestone payment to Biocartis and a $1.l million decrease in clinical studies expense for a TAILORx milestone payment and other studies.

The $724,000, or 2%, decrease in research and development expenses for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to a $5.0 million decrease in collaboration expense and a $744,000 million decrease in other costs, partially offset by a $4.5 million increase in personnel expenses, primarily due to increased salary, bonus, consulting, stock-based compensation expense and contract labor and an increase of $400,000 in travel related expenses.

The decrease in collaboration expense resulted from one-time payments in 2018 including a $2.1 million milestone payment to Biocartis, a $1.3 million write-off of a convertible promissory note in connection with the termination of our collaboration with Cleveland Diagnostics and a $1.6 million milestone payment for TAILORx and other studies that were concluded in 2018. The decrease in other costs was partially due to the $1.3 million charge for impairment of long-lived assets related to our March 2018 cessation of Oncotype SEQ, including Oncotype SEQ Liquid Select test, product development and commercialization activities. The increase in personnel-related expenses was reduced by the March 2018 one-time expense of $1.8 million in severance charges, primarily due to the reduction in personnel resulting from our decision to no longer provide our commercial offering of Oncotype SEQ Liquid Select or any further investment in next generation sequencing (NGS) panels. Excluding the first quarter 2018 Oncotype SEQ related termination and impairment costs, total research and development expenses would have increased by 5% over the comparable nine month period in 2018.

We expect our research and development expenses to increase in future periods due to increased investment in our new product pipeline for breast, prostate and other cancers.

Selling and Marketing Expenses

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Selling and marketing expenses	$39,910	$40,051	$129,898	$122,143
Period over period dollar increase	$(141)		$7,755
Period over period percentage increase	(0)%		6%

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

The $141,000 decrease in selling and marketing expenses for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily due to a $1.4 million decrease in promotional marketing materials expense, substantially offset by a $712,000 million increase in facilities costs mainly due to international lease costs and a $592,000 increase in personnel-related expense, primarily from increased head count.

The $7.8 million, or 6%, increase in selling and marketing expenses for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to a $4.1 million increase in personnel-related expense, including salary, benefits, bonus, contract labor and stock compensation, primarily from increased head count, as well as a $2.0 million increase in facilities costs primarily due to increased lease costs, a $1.1 million increase in promotional marketing materials expense, including expanded International promotions and a $632,000 increase in travel and entertainment resulting from increased conference sponsorships. The increase in promotional and marketing materials was due to a combination of new international product campaigns and marketing and trade shows along with an increase in sponsorships.

We expect selling and marketing expenses will increase in future periods due to our efforts to establish adoption of and reimbursement for our products, continued investment in our global commercial infrastructure and increases in our sales force and incurring other expenses to support the growth of our business.

General and Administrative Expenses

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
General and administrative expenses	$20,233	$18,498	$61,064	$56,702
Period over period dollar increase	$1,735		$4,362
Period over period percentage increase	9%		8%

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

The $1.7 million, or 9%, increase in general and administrative expenses for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily due to a $1.3 million increase in professional fees, including billing and collections and legal fees, a $326,000 increase in personnel expenses, primarily due to increased bonus and stock-based compensation expense and a $301,000 increase in facilities cost, partially offset by a $228,000 decrease in contract labor and consulting services.

The $4.4 million, or 8%, increase in general and administrative expenses for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to a $3.2 million increase in professional fees, including billing and collections and legal fees, a $945,000 increase in personnel expenses, a $790,000 increase in facilities costs and a $238,000 increase in promotional and marketing materials, partially offset by a $777,000 decrease in contract labor and consulting services related to the evaluation of our business for process improvements and information technology enhancements in 2018. The increase in personnel-related expenses were a result of increases in employee benefits, payroll taxes and stock-based compensation expense of $1.3 million due to an increase in head count during 2019 offset by a decrease in salary expense of $373,000, primarily due to higher salary expense in 2018 for severance and other personnel-related costs related to our cessation of Oncotype SEQ in March 2018.

We expect general and administrative expenses to increase in future periods as we hire additional staff and incur other expenses to support the growth of our business, and to the extent we spend more on billing and collections fees.

Interest Income

Interest income was $1.4 million and $3.9 million, respectively, for the three and nine months ended September 30, 2019 compared to $676,000 and $1.5 million, respectively, for the three and nine months ended September 30, 2018. The $713,000 and $2.4 million increases in interest income for the three and nine months ended September 30, 2019 over the comparable period in 2018 were primarily due to a combination of increased cash and investments in interest-bearing marketable securities and higher interest rates.

Unrealized gain on equity securities

For the three and nine months ended September 30, 2019, we had unrealized loss on equity securities of $1.2 million and $1.1 million, respectively compared to $127,000 and $1.5 million for the three and nine months ended September 30, 2018.

Other (Expense) Income, Net

Other expense, net was $296,000 and $373,000 for the three and nine months ended September 30, 2019, respectively, compared to other income, net of $39,000 and $101,000 for the three and nine months ended September 30, 2018, respectively. Other expense, net for the three and nine months ended September 30, 2019 was primarily related to net foreign currency losses of $330,000 and $560,000, partially offset by a gain on revaluation of deferred compensation investments of $39,000 and $90,000, respectively. Other income, net for the three and nine months ended September 30, 2018 was primarily related to $3,000 and $37,000 of net foreign currency losses and gains, respectively. We expect other income (expense), net to continue to fluctuate based on fluctuations in exchange rates that impact our foreign currency transaction gains and losses.

Income Tax Expense

We recognized income tax expense of $206,000 and $813,000 for the three and nine months ended September 30, 2019, respectively, which was computed using the “discrete” (or “cut-off”) method. The income tax expense for both periods was primarily comprised of foreign tax expense.

We recognized income tax expense of $375,000 and $834,000 for the three and nine months ended September 30, 2018, respectively, which was computed using the “discrete” (or “cut-off”) method. The income tax expense for both periods was primarily comprised of foreign tax expense.

Based on all available objective evidence, we believe that it is more likely than not that our deferred tax assets will not be fully realized. Accordingly, we maintain a valuation allowance on all of our deferred tax assets as of both September 30, 2019 and December 31, 2018. Because of our recent history of recognizing operating income, we are continually reassessing the likelihood of realizing our deferred tax assets. Should we determine in a future period that the realization of those assets is more likely than not, based on all available evidence, both positive and negative, that change in assessment would result in a reversal of some or all of our recorded valuation allowance which would have a significant impact to that period’s provision for income taxes and net income.

Liquidity and Capital Resources

As of September 30, 2019, we had an accumulated deficit of $188.8 million. We may incur net losses in the future, and we cannot provide assurance that our profitability is sustainable. We expect that our research and development expenses, selling and marketing expenses and general and administrative expenses will increase in future periods and, as a result, we will need to continue to generate significant product revenues to achieve ongoing profitability.

	September 30,	December 31,
	2019	2018
	(in thousands)
Cash, cash equivalents, restricted cash, and short-term marketable securities	$275,701	$210,066
Working capital	287,164	215,060

In 2012, we entered into an accelerated share repurchase agreement with a financial institution to repurchase $30.1 million of its common stock on an accelerated basis. In April 2019, we retired all existing treasury stock.

Sources (Uses) of Liquidity

Historically, we have financed our operations primarily through sales of our equity securities and cash received in payment for our tests. At September 30, 2019, we had cash, cash equivalents, restricted cash and short-term investments of $275.7 million compared to $210.1 million at December 31, 2018. The $65.6 million increase in cash, cash equivalents, restricted cash and short-term investments was primarily attributable to an increase in cash generated from operations, partially offset by capital expenditures, cash payments for annual bonuses and payroll taxes on annual RSU vesting, as well as investments in the growth of our business, including research and development, global expansion, and activities related to reimbursement coverage of our tests. In accordance with our investment policy, available cash is invested in short-term and long-term, U.S. Treasury securities, and, low risk, investment-grade debt instruments. Our cash and marketable securities are held in a variety of interest-bearing instruments including money market accounts and high-grade commercial paper and corporate bonds.

Accounts Receivable

At September 30, 2019 and December 31, 2018, $55.9 million and $51.5 million, or 12% and 15%, respectively, of our total assets consisted of accounts receivable. The $4.4 million increase in accounts receivable was primarily due to an increase in product revenue.

Days sales outstanding, or DSO, is a measure of the average number of days it takes for us to collect our accounts receivable, calculated from the date that tests are billed. At September 30, 2019 and December 31, 2018, our weighted average DSOs were 50 days and 65 days, respectively. The timing of our billing and cash collections may also cause fluctuations in our monthly DSOs and accounts receivable. We actively monitor our accounts receivable aging and during the quarter ended September 30, 2019, we updated the underlying methodology of our DSO calculation to the traditional method, to better reflect our collection efficiency and align with industry practice.

The following tables summarize accounts receivable by payor mix at September 30, 2019 and December 31, 2018:

	September 30, 2019
		% of		31 - 60	61 - 90	91 - 120	121 to 180	Over 180
	Total	Total	Current	Days	Days	Days	Days	Days
	(In thousands)
Managed care and other	$48,775	87%	$16,397	$9,397	$6,085	$3,910	$5,201	$7,785
Medicare	7,100	13	5,664	706	254	153	114	209
Total accounts receivable	$55,875	100%	$22,061	$10,103	$6,339	$4,063	$5,315	$7,994

	December 31, 2018
		% of		31 - 60	61 - 90	91 - 120	121 to 180	Over 180
	Total	Total	Current	Days	Days	Days	Days	Days
	(In thousands)
Managed care and other	$42,739	83%	$15,838	$8,621	$3,980	$3,272	$4,433	$6,595
Medicare	8,792	17	5,735	1,333	748	513	292	171
Total accounts receivable	$51,531	100%	$21,573	$9,954	$4,728	$3,785	$4,725	$6,766

Cash Flows

The following table summarizes our cash flow activities:

	2019	2018
	(In thousands)
For the nine months ended September 30,
Cash provided by (used in):
Operating activities	$66,878	$51,986
Investing activities	(68,372)	(39,057)
Financing activities	11,804	10,880
Capital expenditures (included in investing activities above)	$(15,995)	$(6,953)

Cash Provided by Operating Activities

Cash provided by operating activities was $66.9 million for the nine months ended September 30, 2019 and consisted primarily of net income of $47.7 million and adjustments for non-cash items of $31.1 million offset by $11.9 million related to changes in operating assets and liabilities.

Cash provided by operating activities was $52.0 million for nine months ended September 30, 2018 and consisted primarily of net income of $16.8 million adjusted for non-cash items of $29.5 million and $5.7 million related to changes in operating assets and liabilities.

Cash Used in Investing Activities

Cash used in investing activities for nine months ended September 30, 2019 was $68.4 million, consisting of $224.9 million net purchases of marketable securities and $16.0 million in capital expenditures related to the expansion of our business, partially offset by $149.2 million of maturities of marketable securities and $23.3 million from sales of debt securities.

Cash used in investing activities for the nine months ended September 30, 2018 was $39.1 million, consisting of $29.6 million net purchases of marketable securities, $7.0 million in capital expenditures related to the expansion of our business and an additional $2.5 million investment in preferred stock of Epic Sciences.

Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2019 was $11.8 million, consisting primarily of $24.1 million of proceeds from the issuance of our common stock upon the exercise of stock options offset by $12.2 million of cash paid for tax withholdings related to net share settlements of RSUs, and $155,000 of finance lease payments.

Cash provided by financing activities for the nine months ended September 30, 2018 was $10.9 million, consisting primarily of $16.0 million of proceeds from the issuance of our common stock upon the exercise of stock options offset by $5.1 million of cash paid for tax withholdings related to net share settlements of RSUs.

Contractual Obligations

There were no material changes during the interim period in the contractual obligations presented in the latest annual report for the year ended December 31, 2018.

Operating Capital and Capital Expenditure Requirements

We currently anticipate that our cash, cash equivalents and short-term marketable securities, together with payments for our tests, will be sufficient to fund our operations and facilities expansion plans for at least the next 12 months, including our research and development programs, our commercialization efforts related to Oncotype DX AR-V7 Nucleus Detect, our efforts to expand adoption of and reimbursement for our tests, our international expansion efforts and our development of our IVD product and capabilities. We expect to spend approximately $33 million over the next 12 months for planned laboratory equipment, information technology and facilities expansion. We may also use cash to acquire or invest in complementary businesses, technologies, services or products. We expect that our cash, cash equivalents and short-term marketable securities will also be used to fund working capital and for other general corporate purposes, such as licensing technology rights, distribution arrangements for our tests both within and outside of the United States or expanding our direct sales capabilities worldwide.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we had no off-balance sheet arrangements.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU No. 2016-02, Leases (Topic 842). The new guidance requires lessees to recognize a right-of-use asset and a lease liability for almost all leases on the balance sheet. We adopted the new standard as of January 1, 2019 using a modified retrospective approach and did not restate comparative periods. As permitted under the transition guidance, we carried forward the assessment of whether our contracts contain or are leases, classification of its leases and remaining lease terms. Based on our portfolio of leases as of December 31, 2018, the adoption of ASU 2016-02 on January 1, 2019 resulted in the recognition of right-of-use assets of $17.9 million and lease liabilities of $22.5 million, primarily relating to real estate, on our condensed consolidated balance sheets, with no material impact to our condensed consolidated statement of operations. See Note 7 “Commitments and Contingencies” for additional information and disclosures.

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

At September 30, 2019, we had cash, cash equivalents and short-term marketable securities of $275.7 million. We currently do not utilize derivative financial instruments to hedge interest rate exposure. The securities in our investment portfolio are classified as available-for-sale securities and are, due to their short-term nature, subject to minimal interest rate risk. To date, we have not experienced a loss of principal on any of our investments. Although we currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue, we cannot ensure that this will not change. We believe that, if market interest rates were to change immediately and uniformly by 10% from levels at September 30, 2019, the impact on the fair value of these securities or our cash flows or income would not be material.

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

We recognized net foreign currency losses of $330,000 and $560,000 for the three and nine months ended September 30, 2019, respectively and net foreign currency gains of $3,000 and $37,000 for the three and nine months ended September 30, 2018, respectively. The functional currency of our wholly-owned subsidiaries is the U.S. dollar, so we are not currently subject to gains and losses from foreign currency translation of the subsidiary financial statements. We use forward contracts to mitigate the impact of adverse movements in foreign exchange rates related to the remeasurement of monetary assets and liabilities and hedge our foreign currency exchange rate exposure. As of September 30, 2019 and December 31, 2018, we had foreign currency contracts with notional amounts of $16.4 million and $17.1 million, respectively. Although the impact of currency fluctuations on our financial results has been immaterial in the past, there can be no guarantee that the impact of currency fluctuations related to our international activities will not be material in the future.

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

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the third quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the Merger, five actions, including two putative class action lawsuits, were filed in the United States District Court for the Northern District of California and two actions, including one putative class action lawsuit, were filed in the United States District Court for the District of Delaware. The five lawsuits filed in the United States District Court for the Northern District of California are captioned Wang v. Genomic Health, Inc., et al., 3:19-cv-05556 (filed September 4, 2019), Seligman v. Genomic Health, Inc., et al., 3:19-cv-05710 (filed September 11, 2019), Rice v. Genomic Health, Inc., et al., 3:19-cv-05929 (filed September 23, 2019), Martak v. Genomic Health, Inc., et al., 3:19-cv-06065 (filed September 25, 2019) and Litwin v. Genomic Health, Inc., et al., 3:19-cv-06511 (filed October 10, 2019), and the two lawsuits filed in the United States District Court for the District of Delaware are captioned Plumley v. Genomic Health, Inc., et al., 1:19-cv-01719 (filed September 12, 2019) and Shasheva v. Genomic Health, Inc., et al., 1:19-cv-01942 (filed October 14, 2019) (all seven lawsuits, collectively, the “Merger Litigation”). The complaints allege, among other things, claims under Section 14(a) and 20(a) of the Exchange Act asserting that the preliminary or final proxy statement filed by Genomic Health in connection with the Merger is materially incomplete and misleading, and the Seligman complaint also alleges claims for breach of fiduciary duty relating to the merger. The Seligman, Plumley and Rice actions seek to allege claims on behalf of a putative class of stockholders of Genomic Health. The complaints purport to seek to enjoin the planned special meeting of Genomic Health’s stockholders unless and until the allegedly missing material information is disclosed or, in the event the Merger is consummated, to recover damages from the defendants. The defendants believe the claims asserted in these civil actions are without merit

ITEM 1A. RISK FACTORS.

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

On July 28, 2019, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Exact Sciences Corporation, or Exact Sciences, pursuant to which Exact Sciences agreed to acquire us subject to the terms and conditions set forth in the Merger Agreement. We are subject to risks in connection with the announcement and pendency of the proposed transaction, including, but not limited to, the following:

●	Difficulties maintaining existing or establishing new business relationships, including relationships with patients, physicians, payors, collaboration partners, suppliers and other business partners;
●	Disruption to our business, including increased costs and expenses and diversion of management time and resources that could otherwise have been devoted to other opportunities that may have been beneficial to us;
●	The restrictions imposed on our business and operations pursuant to certain covenants set forth in the Merger Agreement, which may prevent us from pursuing certain opportunities, responding to competitive pressures and industry developments, or taking certain actions without Exact Sciences’ approval;
●	Adverse effects on our ability to attract, recruit, retain and motivate current and prospective employees who may be uncertain about their future roles following completion of the proposed transaction, and the possibility that our employees could lose productivity as a result of uncertainty regarding their employment following the proposed transaction;
●	The pendency and outcome of legal proceedings pending and that may be instituted against us, our directors, executive officers and others relating to the proposed transaction; and
●	The diversion of our employees’ attention due to activities related to the proposed transaction.

The failure to complete our pending acquisition by Exact Sciences may adversely affect our business, financial condition, operating results, and stock price.

Consummation of the Exact Sciences transaction remains subject to certain customary closing conditions, including, without limitation, adoption of the Merger Agreement by our stockholders and the absence of legal impediments. There can be no assurance that these conditions to the completion of the merger will be satisfied in a timely manner or at all. If the acquisition is not completed, our stock price could decline to the extent our current stock price reflects an assumption that the acquisition will be completed. Furthermore, if the acquisition is not completed, we may suffer other consequences that could adversely affect our business, financial condition, operating results, and stock price, including the following:

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

Litigation relating to the merger could require Genomic Health to incur significant costs and suffer management distraction, as well as to delay and/or enjoin the Merger.

In connection with the Merger, five actions, including two putative class action lawsuits, were filed in the United States District Court for the Northern District of California and two actions, including one putative class action lawsuit, were filed in the United States District Court for the District of Delaware. The five lawsuits filed in the United States District Court for the Northern District of California are captioned Wang v. Genomic Health, Inc., et al., 3:19-cv-05556 (filed September 4, 2019), Seligman v. Genomic Health, Inc., et al., 3:19-cv-05710 (filed September 11, 2019), Rice v. Genomic Health, Inc., et al., 3:19-cv-05929 (filed September 23, 2019), Martak v. Genomic Health, Inc., et al., 3:19-cv-06065 (filed September 25, 2019) and Litwin v. Genomic Health, Inc., et al., 3:19-cv-06511 (filed October 10, 2019), and the two lawsuits filed in the United States District Court for the District of Delaware are captioned Plumley v. Genomic Health, Inc., et al., 1:19-cv-01719 (filed September 12, 2019) and Shasheva v. Genomic Health, Inc., et al., 1:19-cv-01942 (filed October 14, 2019) (all seven lawsuits, collectively, the “Merger Litigation”). The complaints allege, among other things, claims under Section 14(a) and 20(a) of the Exchange Act asserting that the preliminary or final proxy statement filed by Genomic Health in connection with the Merger is materially incomplete and misleading, and the Seligman complaint also alleges claims for breach of fiduciary duty relating to the merger. The Seligman, Plumley and Rice actions seek to allege claims on behalf of a putative class of stockholders of Genomic Health. The complaints purport to seek to enjoin the planned special meeting of Genomic Health’s stockholders unless and until the allegedly missing material information is disclosed or, in the event the Merger is consummated, to recover damages from the defendants. The defendants believe the claims asserted in these civil actions are without merit.

Risks Relating to our Business and Business Strategy

We have a history of net losses, we may incur net losses in the future, and we expect to continue to incur significant expenses to develop and market our tests and enter into collaborations, which may make it difficult for us to achieve sustained profitability.

From our inception in August 2000 through September 30, 2019, we had an accumulated deficit of $188.8 million. We expect to continue to invest in our product pipeline, including our current Oncotype DX tests and future commercialized products, and to invest in our global commercial infrastructure, our laboratory operations, commercial collaborations, and other technologies. For the three and nine months ended September 30, 2019, our research and development expenses were $16.5 million and $46.8 million, respectively, and our selling and marketing expenses were $39.9 million and $129.9 million, respectively. We expect our expense levels to continue to increase for the foreseeable future as we seek to globally expand the clinical utility of our Oncotype DX breast and prostate cancer tests, drive adoption of and reimbursement for our Oncotype DX colon cancer and prostate cancer tests and develop and commercialize new tests, including Oncotype DX AR-V7 Nucleus Detect and the in-vitro diagnostic, or IVD, version of our Oncotype DX breast cancer test. As a result, we will need to generate significant growth in revenues in order to achieve sustained profitability. Our failure to achieve increased revenue or sustained profitability in the future could cause the market price of our common stock to decline.

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

Reimbursement on behalf of patients covered by Medicare accounted for 24% of our product revenues for each of the three and nine months ended September 30, 2019 and 23% and 24% for the three and nine months ended September 30, 2018, respectively. Accounts receivable on behalf of patients directly covered by Medicare represented 13% and 17% of our total accounts receivable at September 30, 2019 and December 31, 2018, respectively. While there were no other third-party payors representing 10% or more of our product revenues for these periods, there have been in the past, and may be in the future, payors accounting for 10% or more of our product revenues. Because the majority of stage II and stage III colon cancer patients and prostate cancer patients in the United States are age 65 and over, and thus eligible for Medicare, we may become more dependent on Medicare reimbursement in the future. It is possible that Medicare or other third-party payors that provide reimbursement for our tests may suspend, revoke or discontinue coverage at any time, may require co-payments from patients, or may reduce the reimbursement rates payable to us. Any such action could have a negative impact on our business, financial condition and results of operations. In addition, as described in Item 1 – Legal Proceedings, we are being investigated by the United States Department of Justice related to our compliance with a Medicare billing regulation related to the date of service for our tests. An adverse outcome could include us being required to pay treble damages, and incur attorneys’ fees, civil or criminal penalties and other adverse actions, that could materially and adversely affect our business, financial condition and results of operations.

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

These billing rules may lead to confusion regarding whether Medicare provides adequate reimbursement for our tests, and could discourage providers from ordering our tests for Medicare patients. In addition, compared to our breast cancer tests, a greater proportion of eligible patients for our colon and prostate tests are covered by Medicare. We cannot assure you that Medicare will continue these billing rules in their current form, that these billing rules will not change in the Hospital Outpatient Prospective Payment System (HOPPS) Rule for Calendar Year 2020, that Medicare will not seek to expand the scope of its payment bundling rules in the future, or that other payors will not adopt similar billing rules. In addition, changes in Medicare billing rules and processes could result in delays in receiving payments and any such delays could affect our results of operations. In addition, as described in Item 1 – Legal Proceedings, we are being investigated by the United States Department of Justice related to our compliance with the Medicare Date of Service billing regulation. An adverse outcome could include us being required to pay treble damages, and incur attorneys’ fees, civil or criminal penalties and other adverse actions, that could materially and adversely affect our business, financial condition and results of operations.

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

We have relied, and expect to continue to rely, on strategic collaborations and licensing agreements with third parties for development opportunities, upon which we may develop diagnostic tests. For example, we licensed the rights to intellectual property that permit us to commercialize Oncotype Dx AR-V7 Nucleus Detect from Epic Sciences in the United States. Similarly, in connection with our collaboration with Biocartis, we licensed the rights to intellectual property enabling our development efforts for a distributed IVD test kit, the first of which we refer to as the Oncotype DXx IVD Breast Recurrence Score test. However, there is no assurance that we will be successful in these development and commercialization efforts. Establishing collaborations and licensing arrangements is difficult and time-consuming. Discussions may not lead to collaborations or licenses on favorable terms, if at all. To the extent we agree to work exclusively with a party in a given area, our opportunities to collaborate with others could be limited. Potential collaborators or licensors may elect not to work with us based upon their assessment of our financial, regulatory, commercial or intellectual property position. Additionally, we may incur significant costs in connection with seeking strategic collaborations and licensing arrangements regardless of whether the transaction is ever consummated. In the event that we consummate strategic collaboration, license or other transactions in the future, we cannot assure you that we would fully realize the potential benefit of any such transaction, which could adversely affect our future financial results.

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

Our business strategy incorporates international expansion, including increasing the size of and maintaining direct sales and physician outreach and education capabilities outside of the United States and expanding our relationships with international payors and distributors. Additionally, we are in the process of developing our first IVD medical device product, the Oncotype DXx Breast Recurrence Score test, which we expect will be initially made available in Europe. Doing business internationally involves a number of risks, including:

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

We receive a portion of our revenues and pay a portion of our expenses in currencies other than the U.S. dollar, such as the Euro, the Swiss franc, the British pound and the Canadian dollar. As a result, we are at risk from exchange rate fluctuations between such foreign currencies and the U.S. dollar, which could adversely affect our results of operations. Additionally, the volume of our international orders may be negatively impacted by a strong U.S. dollar. For the three months ended September 30, 2019, approximately 10% of our product revenues came from foreign denominated currencies. If the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in decreased revenues and operating expenses. We may not be able to offset adverse foreign currency impact with increased revenues. We enter into forward contracts to mitigate the impact of adverse movements in foreign exchange rates related to the re-measurement of monetary assets and liabilities and hedge our foreign currency exchange rate exposure. Even with this strategy in place to mitigate balance sheet foreign currency risk, we will not eliminate our exposure to foreign exchange rate fluctuations on our financial results.

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

If we are unable to obtain adequate regulatory clearances or approvals to market the in vitro diagnostic kits for our Oncotype DXx IVD Breast Recurrence Score tests in the countries in which we intend to commercialize this assay, or if regulatory limitations are placed on our diagnostic products, our business and growth will be harmed.

We intend to seek regulatory authorizations to market the Oncotype DXx IVD Breast Recurrence Score test in the markets in which we intend to commercialize the product. We expect to initially offer this test in Europe. We cannot assure investors that we will be successful in obtaining the required regulatory clearances or approvals. If we do not obtain regulatory clearances or approvals to market the Oncotype DXx IVD Breast Recurrence Score test or any future IVD products that we may develop, we may fail to successfully commercialize such products and the market potential for our IVD products would be constrained, and our business and growth prospects would be adversely affected.

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

As of September 30, 2019, we have entered into exclusive distribution agreements for the sale of our tests with distributors covering more than 90 countries. We may enter into other similar arrangements to distribute our tests in other countries in the future. We intend to continue to grow our business internationally, and to do so we may need to attract additional distributors to expand the territories in which we sell our tests. Despite contractual obligations, distributors may not commit the necessary resources to market and sell our tests to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to enter into arrangements with distributors to market our tests in particular geographic areas, we may not realize long-term international revenue growth. In addition, our revenue from distributors could be negatively impacted as a result of changes in business cycles, business or economic conditions, reimbursement rates, changes in foreign currency exchange rates that make our tests more expensive in our distributors’ local currencies or other factors that could affect their ability to pay us for tests on a timely basis or at all.

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

ITEM 6. EXHIBITS

Exhibit Number	Description
10.11	Lease Agreement dated October 4, 2019 between the Company and Metropolitan Life Insurance Company.
10.12	Fourth Amendment to Lease dated September 23, 2005 between the Company and Metropolitan Life Insurance Company.
10.13	Third Amendment to Lease dated January 4, 2007 between the Company and Metropolitan Life Insurance Company.
10.14	Third Amendment to Lease dated August 30, 2013 between the Company and Metropolitan Life Insurance Company.
10.15	Second Amendment to Lease dated October 1, 2009 between the Company and Metropolitan Life Insurance Company.
10.16	First Amendment to Lease dated November 11, 2015 between the Company and Metropolitan Life Insurance Company.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1#	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
32.2#	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104

The cover page from our Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed with the Securities and Exchange Commission on October 30, 2019, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)

#

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

GENOMIC HEALTH, INC.

Date: October 30, 2019	By:	/s/ Kimberly J. Popovits
Kimberly J. Popovits
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2019	By:	/s/ G. Bradley Cole
G. Bradley Cole
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)